Form 10-Q
period 2018-09-30
Upwork Inc.
filed 2018-11-08
CIK 1627475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-38678

UPWORK INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-4337682
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
441 Logue Avenue Mountain View, California	94043
(Address of principal executive offices)	(Zip Code)

(650) 316-7500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

As of October 31, 2018, the number of shares of the registrant’s common stock outstanding was 106,299,106.

i

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q (“Form 10-Q”) to “Upwork,” “Company,” “our,” “us,” and “we” refer to Upwork Inc. and where appropriate, its consolidated subsidiaries.

This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements contained in this Form 10-Q, other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements.

Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements about our expectations regarding:

●	trends in total revenue, cost of revenue, and gross profit or gross margin and other key metrics;
●	our investments in our platform;
●

trends in operating expenses, including research and development expense, sales and marketing expense, and general and administrative expense, and expectations regarding these expenses as a percentage of total revenue;

●	our ability to meet our working capital and capital expenditure needs for at least the next 12 months; and
●	other statements regarding our future operations, financial condition, and prospects and business strategies.

Such forward-looking statements are based on our expectations as of the date of this filing and are subject to a number of risks, uncertainties, and assumptions, including but not limited to, risks detailed in the “Risk Factors” section of this Form 10-Q. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”) that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and circumstances discussed in this Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. In addition, the forward-looking statements in this Form 10-Q are made as of the date of this filing, and we do not undertake, and expressly disclaim any duty, to update such statements for any reason after the date of this Form 10-Q or to conform statements to actual results or revised expectations, except as required by law.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

UPWORK INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$27,055	$21,595
Funds held in escrow, including funds in transit	107,479	87,195
Trade and client receivables – net of allowance of $2,703 as of September 30, 2018 and $1,577 as of December 31, 2017, respectively	41,592	30,762
Prepaid expenses and other current assets	5,326	4,574
Total current assets	181,452	144,126
Property and equipment, net	6,260	3,514
Goodwill	118,219	118,219
Intangible assets, net	6,671	8,672
Other assets, noncurrent	6,240	658
Total assets	$318,842	$275,189
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,471	$462
Escrow funds payable	107,479	87,195
Debt, current	29,594	10,342
Accrued expenses and other current liabilities	16,911	16,030
Deferred revenue	717	614
Total current liabilities	160,172	114,643
Debt, noncurrent	19,304	23,491
Other liabilities, noncurrent	6,110	1,936
Total liabilities	185,586	140,070
Commitments and contingencies (Note 5)
Redeemable convertible preferred stock, $0.0001 par value; 76,141,345 shares authorized as of September 30, 2018 and December 31, 2017; 61,279,079 shares issued and outstanding as of September 30, 2018 and December 31, 2017; aggregate liquidation preference of $120,047 as of September 30, 2018 and December 31, 2017	166,486	166,486
Stockholders’ deficit:
Common stock, $0.0001 par value; 150,000,000 shares authorized as of September 30, 2018 and December 31, 2017; 36,945,317 and 33,740,323 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	4	3
Additional paid-in capital	104,900	92,222
Accumulated deficit	(138,134)	(123,592)
Total stockholders’ deficit	(33,230)	(31,367)
Total liabilities, redeemable convertible preferred stock, and stockholders' deficit	$318,842	$275,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$64,113	$52,262	$186,012	$147,793
Cost of revenue	20,504	16,894	60,578	47,847
Gross profit	43,609	35,368	125,434	99,946
Operating expenses:
Research and development	14,377	11,514	40,680	32,519
Sales and marketing	18,967	13,626	55,054	37,327
General and administrative	11,707	8,952	34,102	25,415
Provision for transaction losses	1,892	1,073	4,612	2,857
Total operating expenses	46,943	35,165	134,448	98,118
Income (loss) from operations	(3,334)	203	(9,014)	1,828
Interest expense	589	199	1,674	629
Other expense, net	3,423	260	3,845	75
Income (loss) before income taxes	(7,346)	(256)	(14,533)	1,124
Income tax provision	—	(45)	(9)	(56)
Net income (loss)	$(7,346)	$(301)	$(14,542)	$1,068
Undistributed earnings allocable to preferred stockholders	—	—	—	(1,068)
Net loss attributable to common stockholders	$(7,346)	$(301)	$(14,542)	$—
Net loss per share attributable to common stockholders, basic and diluted	$(0.20)	$(0.01)	$(0.41)	$—
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	36,070	33,299	35,129	32,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(14,542)	$1,068
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for transaction losses	4,612	2,857
Depreciation and amortization	3,542	3,135
Amortization of debt issuance costs	64	40
Change in fair value of redeemable convertible preferred stock warrant liability	3,610	41
Stock-based compensation expense	5,667	4,817
Loss (gain) on disposal of fixed assets	33	(3)
Changes in operating assets and liabilities:
Trade and client receivables	(15,137)	(7,239)
Prepaid expenses and other assets	(658)	183
Accounts payable	5,006	662
Accrued expenses and other liabilities	(490)	7,833
Deferred revenue	103	56
Net cash provided by (used in) operating activities	(8,190)	13,450
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(94)	(1)
Purchases of property and equipment	(1,598)	(1,509)
Internal-use software and platform development costs	(2,670)	(392)
Net cash used in investing activities	(4,362)	(1,902)
CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in funds held in escrow, including funds in transit	(20,283)	(12,016)
Changes in escrow funds payable	20,283	12,016
Proceeds from exercises of stock options and common stock warrant	7,011	1,494
Proceeds from exercise of redeemable convertible preferred stock warrant	—	260
Proceeds from borrowings on debt	15,000	15,000
Payment of debt issuance costs	—	(84)
Repayment of debt	—	(17,000)
Payments of deferred offering costs	(3,999)	(14)
Net cash provided by (used in) financing activities	18,012	(344)
NET INCREASE IN CASH	5,460	11,204
Cash, beginning of year	21,595	27,326
Cash, end of period	$27,055	$38,530
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$7	$12
Cash paid for interest	1,573	663
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchased but not yet paid	166	77
Reclassification of redeemable convertible preferred stock warrant liability to redeemable convertible preferred stock	—	144
Unpaid deferred offering costs	1,583	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1—Organization and Description of Business

Upwork Inc. (the “Company” or “Upwork”) operates an online marketplace that enables businesses (“clients”) to find and work with highly-skilled independent professionals (“freelancers,” and, together with clients, “users”). The Company was originally incorporated in the state of Delaware in December 2013 prior to and in connection with the combination of Elance, Inc. and oDesk Corporation (the “Elance-oDesk Combination”). The Company changed its name to Elance-oDesk, Inc. (“Elance-oDesk”) shortly before the Elance-oDesk Combination in March 2014, and later to Upwork Inc. in May 2015. In 2015, the Company relaunched as Upwork and commenced consolidation of its two operating platforms. In 2016, following completion of the platform consolidation, the Company began operating under a single platform. The Company is headquartered in Mountain View, California.

The terms “Upwork” and the “Company” in these notes to the condensed consolidated financial statements refer to Upwork and its wholly-owned subsidiaries taken as a whole.

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our final prospectus filed with the SEC on October 3, 2018 (the “Prospectus”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”).

The condensed consolidated balance sheet as of December 31, 2017 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by U.S. GAAP.

The condensed consolidated financial statements include the accounts of Upwork Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

The accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2018.

Initial Public Offering

In October 2018, the Company completed its initial public offering (the “IPO”), in which the Company issued and sold an aggregate of 7,840,908 shares of the Company’s common stock, including 1,022,727 shares pursuant to the exercise of the underwriters’ option to purchase additional shares, and selling stockholders sold 6,507,288 shares of the Company’s common stock, including 848,776 shares pursuant to the exercise of the underwriters’ option to purchase additional shares. The shares were sold at the IPO price of $15.00 per share. The Company received aggregate net proceeds of $109.4 million from the IPO after deducting underwriting discounts and commissions. Because the IPO closed in October 2018, the condensed consolidated financial statements as of September 30, 2018 and for the periods then ended, do not reflect the impact of the IPO. See Note 14—Subsequent Events.

Income Taxes

The Company recorded immaterial provision for income taxes in all periods presented. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

As of September 30, 2018, the Company had unrecognized tax benefits of $10.8 million, none of which would currently affect the Company’s effective tax rate if recognized due to the Company’s net deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at September 30, 2018 will significantly increase or decrease within the next 12 months. There was no interest expense or penalties related to unrecognized tax benefits recorded through September 30, 2018.

A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most likely outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position would not require the use of cash.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering the U.S. corporate income tax rates and implementing a territorial tax system. The corporate tax rate was reduced from 35% to 21% for tax years beginning after December 31, 2017 and certain provisions exist on which to allow accelerated expensing of equipment for a portion of 2017 and for future years. These changes primarily impacted the value of the Company’s deferred tax assets with a corresponding offset to valuation allowance, both of which were recognized in the year ended December 31, 2017.

The Tax Act also limits the amount of net operating losses that can be used to reduce taxable income to 80% for net operating losses generated for periods beginning after December 31, 2017. Existing net operating losses, arising in years on or before December 31, 2017 are not affected by the Tax Act. The Company expects to finalize the assessment of the accounting for the income tax effects of the Tax Act, as it relates to its current structure, including provisions that are effective for tax years beginning in 2018 during the three months ended December 31, 2018. The Company’s preliminary assessment is subject to revisions to any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service, the Financial Accounting Standards Board (“FASB”), and other standard-setting and regulatory bodies. Adjustments may materially impact the Company’s provision for income taxes and the assessment of the accounting for the tax effects of the Tax Act will not extend beyond one year from the enactment date.

Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies that are described in the Prospectus.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods presented. Such estimates include, but are not limited to, the useful lives of assets; assessment of the recoverability of long-lived assets; goodwill impairment; allowance for doubtful accounts; liabilities relating to transaction losses; the valuation of warrants; stock-based compensation; and accounting for income taxes. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. The Company evaluates its estimates, assumptions, and judgments on an ongoing basis using historical experience and other factors and revises them when facts and circumstances dictate. Actual results could materially differ from these estimates.

Recent Accounting Pronouncements Not Yet Adopted

As an “emerging growth company,” the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act. The adoption dates discussed below reflect this election.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASC 606”). ASC 606 supersedes the revenue recognition requirements in ASC 605, and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 also includes Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers (“Subtopic 340-40” and together with ASC 606, the “new revenue standard”), which requires the deferral of incremental costs of obtaining a contract with a customer. In August 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017. In 2016, the FASB issued amendments on this guidance with the same effective date and transition guidance. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption.

The Company is required to adopt the new revenue standard for the year ending December 31, 2019. Interim reporting under ASC 606 will not be required until 2020. To date, the Company has established an implementation team and is in the process of evaluating the impact of the new revenue standard on its accounting policies, processes, and system requirements. Furthermore, the Company has made and will continue to make investments in systems to enable timely and accurate reporting under the new revenue standard.

The Company is continuing to evaluate adoption methods and the potential impact that the implementation of this standard will have on its condensed consolidated financial statements, including the identification of performance obligations, evaluation of material right considerations, principal agent considerations, the timing of revenue recognition, and related disclosures, but has not yet determined whether the effects of adoption will be material to its condensed consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842), related to how an entity should recognize lease assets and lease liabilities. The guidance specifies that an entity that is a lessee under lease agreements should recognize lease assets and lease liabilities for those leases classified as operating leases under previous FASB guidance. Accounting for leases by lessors is largely unchanged under the new guidance. In 2018, the FASB also approved an amendment that would permit the option to adopt the new standard prospectively as of the effective date, without adjusting comparative periods presented. The new standard becomes effective for the Company for the year ending on December 31, 2020. The Company is currently evaluating the impact of adopting this new guidance on its condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payment, to clarify how certain cash receipts and payments are presented and classified in the statement of cash flows. The new guidance becomes effective for the Company for the year ending December 31, 2019, although early adoption is permitted. The Company is currently evaluating the impact of adopting this new guidance on its condensed consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, that will require that the amounts generally described as restricted cash and restricted cash equivalents would be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows. The new guidance also requires certain disclosures to supplement the statement of cash flows. The guidance becomes effective for the Company for the year ending on December 31, 2019, although early adoption is permitted. The Company is currently evaluating the impact of adopting this new guidance on its condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Others (Topic 350): Simplifying the Test for Goodwill Impairment. ASU No. 2017-04 eliminates Step 2 from the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under ASU No. 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount and recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the loss not exceeding the total amount of goodwill allocated to that reporting unit. The guidance becomes effective for the Company on a prospective basis for its annual or any interim goodwill impairment tests during the year ending on December 31, 2021, although early adoption is permitted. The Company is currently evaluating the impact of adopting this new guidance on its condensed consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. ASU No. 2017-12 is effective for the Company for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company has not yet evaluated the impact of this standard on its financial statements and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU No. 2018-07 expands the scope of Topic 718, Compensation-Stock Compensation to include share-based payment transactions for acquiring goods and services from non-employees. These awards are measured at the grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. The guidance is effective for the Company for the fiscal year ending on December 31, 2020, although early adoption is permitted but not earlier than the Company’s adoption of ASC 606, and the guidance requires a modified retrospective application to awards that have not been settled as of the adoption date. The Company has not yet evaluated the impact of this standard on its financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. ASU No. 2018-13 is effective for the Company for the fiscal year ending on December 31, 2021, although early adoption is permitted. The Company has not yet evaluated the impact of this standard on its financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. ASU No. 2018-15 is effective for the Company for the fiscal year ending on December 31, 2021, although early adoption is permitted. The Company has not yet evaluated the impact of this standard on its financial statements and related disclosures.

Recently Adopted Accounting Pronouncement

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The Company adopted this standard as of January 1, 2018. ASU 2016-09 eliminates the requirement to delay the recognition of excess tax benefits until they reduce current taxes payable. Under this standard, previously unrecognized excess tax benefits shall be recognized on a modified retrospective basis. ASU No. 2016-09 also requires excess tax benefits and deficiencies to be recognized prospectively in the Company’s provision for income taxes rather than additional paid-in capital.

Additionally, the Company elected to account for forfeitures as they occur rather than estimate expected forfeiture using a modified retrospective transition method. Finally, ASU No. 2016-09 requires excess tax benefits to be presented as a component of operating cash flows rather than financing cash flows. The Company elected to adopt this requirement prospectively and accordingly, prior periods have not been adjusted. The adoption of this standard was immaterial to the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2018.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in the ASU. The Company adopted this standard as of January 1, 2018. The adoption of this standard had no impact on the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2018.

Note 3—Fair Value Measurements

The Company measures its redeemable convertible preferred stock warrant liability at fair value on a recurring basis. The Company defines fair value as the exchange price that would be received from sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance describes three levels of inputs that may be used to measure fair value:

•	Level I—Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets;
•

Level II—Observable inputs other than Level I prices, such as unadjusted quoted prices for similar assets or liabilities in active markets, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•

Level III—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. These inputs are based on the Company’s own assumptions used to measure assets and liabilities at fair value and require significant management judgment or estimation.

The categorization of a financial instrument within the fair value hierarchy is based upon the lowest level of input that is significant to its fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the assets or liability.

The Company’s financial instruments that are carried at fair value consist of Level III liabilities. The Company’s redeemable convertible preferred stock warrant liability is classified within Level III because the warrants are valued using a Black-Scholes valuation model, for which some inputs are unobservable in the market. The valuation methodology and underlying assumptions are discussed further in Note 8 – Preferred and Common Stock Warrants.

The following tables set forth the fair value of the Company’s financial liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	September 30, 2018
	Level I	Level II	Level III	Total
Financial Liabilities:
Redeemable convertible preferred stock warrant liability	$—	$—	$4,714	$4,714
Total financial liabilities	$—	$—	$4,714	$4,714

	December 31, 2017
	Level I	Level II	Level III	Total
Financial Liabilities:
Redeemable convertible preferred stock warrant liability	$—	$—	$1,104	$1,104
Total financial liabilities	$—	$—	$1,104	$1,104

The increase in Level III from December 31, 2017 to September 30, 2018 was due solely to the remeasurement of the Company’s redeemable convertible preferred stock warrant liability, which was $3.6 million for the nine months ended September 30, 2018, and is included in other expense, net in the Company’s condensed consolidated statements of operations.

Note 4—Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Computer equipment and software	$5,250	$5,385
Internal-use software and platform development costs	4,988	2,318
Leasehold improvements	2,973	2,189
Office furniture and fixtures	1,952	1,550
Total property and equipment	15,163	11,442
Less: Accumulated depreciation	(8,903)	(7,928)
Property and equipment, net	$6,260	$3,514

Depreciation expense related to property and equipment was $0.6 million and $0.4 million for the three months ended September 30, 2018 and 2017, respectively.

Depreciation expense related to property and equipment was $1.5 million and $1.1 million for the nine months ended September 30, 2018 and 2017, respectively.

The Company capitalized $0.8 million and $0.2 million of internal-use software and platform development costs during the three months ended September 30, 2018 and 2017, respectively, and $2.7 million and $0.4 million during the nine months ended September 30, 2018 and 2017, respectively. There was no amortization expense during the three and nine months ended September 30, 2017 related to the internal-use software and platform development costs. During the three months ended September 30, 2018, the Company placed into service approximately $0.6 million of the underlying assets. Amortization expense related to the internal-use software and platform development costs for the three and nine months ended September 30, 2018 was immaterial.

Intangible Assets, Net

All of the Company’s identifiable intangible assets were acquired in March 2014 from the Elance-oDesk Combination. Intangible assets, net consisted of the following (in thousands):

	September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	$2,293	$2,293	$—
User relationships	18,678	12,007	6,671
Developed technology	10,356	10,356	—
Domain names	529	529	—
Total	$31,856	$25,185	$6,671

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	$2,293	$2,293	$—
User relationships	18,678	10,006	8,672
Developed technology	10,356	10,356	—
Domain names	529	529	—
Total	$31,856	$23,184	$8,672

Total amortization expense of intangible assets was $0.7 million for the three months ended September 30, 2018 and 2017 and $2.0 million and $2.1 million for the nine months ended September 30, 2018 and 2017, respectively. Amortization expense was included in general and administrative expenses. As of September 30, 2018, the remaining useful life for user relationships was 2.5 years. As of December 31, 2017, the remaining useful life for user relationships was 3.3 years.

The estimated future amortization expense for the acquired intangible assets is as follows (in thousands):

September 30, 2018
Remainder of 2018	$670
2019	2,668
2020	2,668
2021	665
Total	$6,671

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued compensation and related benefits	$7,239	$8,399
Accrued freelancer costs	615	134
Accrued indirect taxes	1,634	1,861
Accrued vendor expenses	5,696	4,198
Accrued payment processing fees	683	593
Other	1,044	845
Total accrued expenses and other current liabilities	$16,911	$16,030

Note 5—Commitments and Contingencies

Operating Leases

The Company leases office space under four non-cancelable operating lease agreements, which expire from 2019 through 2024. The terms of the office leases contain rent escalation clauses, rent holidays, or tenant improvement allowances. The Company recognizes rent expense on a straight-line basis over the non-cancelable lease term and records the difference between cash payments and the recognition of rent expense as a deferred rent liability. Where leases contain escalation clauses, rent holidays, or tenant improvement allowances, the Company applies them in the determination of straight-line rent expense over the lease term. In September 2015, the Company entered into an agreement to sublease a portion of its office space in San Francisco and recognized sublease income of $0.3 million and $0.8 million during the three and nine months ended September 30, 2017. The sublease agreement was terminated in November 2017.

In September 2018, the Company entered into an agreement to extend its non-cancellable operating lease for its San Francisco office through 2024. From September 1, 2019 through August 31, 2024, total minimum lease payments under the lease agreement are $15.7 million, with lease payments ranging from $1.0 million to $2.2 million per year from 2019 to 2024.

Also in September 2018, the Company entered into an agreement for a non-cancellable operating lease for new office space in Chicago through 2024. From June 1, 2019 through October 31, 2024, total minimum lease payments under the lease agreement are $5.1 million, with lease payments ranging from $0.5 million to $1.0 million per year from 2019 to 2024.

Future aggregate minimum lease payments under the non-cancelable operating leases were as follows (in thousands):

September 30, 2018
Remainder of 2018	$1,036
2019	3,569
2020	4,223
2021	3,981
2022	4,095
2023	4,214
2024	3,039
Total minimum lease payments	$24,157

Rent expense was $1.1 million and $0.9 million for the three months ended September 30, 2018 and 2017, respectively. Rent expense was $3.0 million and $2.8 million for the nine months ended September 30, 2018 and 2017, respectively.

Letters of Credit

As of September 30, 2018 and December 31, 2017, in conjunction with the operating lease agreements, the Company had two irrevocable letters of credit outstanding in the aggregate amount of $0.6 million and $0.8 million, respectively. The letters of credit are collateralized by restricted cash in the same amount and expire in 2019. No amounts have been drawn against these letters of credit as of September 30, 2018 and December 31, 2017.

Contingencies

The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. From time to time in the normal course of business, various claims and litigation have been asserted or commenced. Due to uncertainties inherent in litigation and other claims the Company can give no assurance that it will prevail in any such matters, which could subject the Company to significant liability or damages. Any claims or litigation could have an adverse effect on the Company’s business, financial position, results of operations or cash flows in or following the period that claims or litigation are resolved.

As of September 30, 2018 and December 31, 2017, the Company was not a party to any material legal proceedings or claims, nor is the Company aware of any pending or threatened litigation or claims that could reasonably be expected to have a material adverse effect on its business, operating results, cash flows, or financial condition. Accordingly, the Company has determined that the existence of a material loss as of this date is neither probable nor reasonably possible.

Indemnification

The Company has indemnification agreements with its officers, directors, and certain key employees to indemnify them while they are serving in good faith in their respective positions. In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to vendors and other parties, including, but not limited to, losses arising out of the Company’s breach of such agreements. In addition, subject to the terms of the applicable agreement, as part of the Company’s Upwork Enterprise offering, the Company indemnifies clients that subscribe to worker classification services for losses arising from worker misclassification and intellectual property claims made by third parties relating to the use of the Company’s platform. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the facts and circumstances involved in each particular provision.

Note 6—Debt

The following table presents the carrying value of the Company’s debt (in thousands):

	September 30, 2018	December 31, 2017
First term loan—18 months of interest-only payments ending in March 2019 followed by 36 equal monthly installments of principal plus interest, maturing March 2022; interest at Prime plus 0.25% per annum	$15,000	$15,000
Second term loan—11 months of interest-only payments ending in October 2018 followed by 47 equal monthly installments of principal plus interest, maturing September 2022. As of September 30, 2018, the Company achieved trailing six-month EBITDA of at least $1.0 million; as a result, the interest-only repayment period extended to March 2019, followed by 42 equal monthly installments of principal plus interest; bears interest at Prime plus 5.25% per annum	9,000	9,000
Line of credit—interest at Prime with accrued interest due monthly; matures September 2020	25,000	10,000
Total debt	49,000	34,000
Less: Unamortized debt discount issuance costs	(102)	(167)
Balance	48,898	33,833
Debt, current	(29,594)	(10,342)
Debt, noncurrent	$19,304	$23,491
Weighted-average interest rate	6.08%	5.93%

In September 2017, the Company entered into a Loan and Security Agreement (the “Loan Agreement”), which was subsequently amended in November 2017 and September 2018. The Loan Agreement consisted initially of a term loan (the “First Term Loan”) of $15.0 million and a $15.0 million revolving line of credit based on eligible trade and client accounts receivable, for an aggregate facility amount of $30.0 million. However, upon the Company achieving adjusted net revenue of at least $49.0 million in a trailing three-month period on or before June 30, 2018, the revolving line of credit increased to $25.0 million with a corresponding increase to the aggregate facility amount to $40.0 million. The Loan Agreement was amended in November 2017 to include a second term loan of $9.0 million

(the “Second Term Loan,” and together with the First Term Loan, the “Term Loans”), which, in turn, increased the aggregate maximum amount of the facility of up to $49.0 million. The Company incurred debt issuance costs of $0.2 million, which was primarily classified as a deduction to the long-term portion of the Term Loan. In November 2017, the Company drew revolving loan borrowings of $10.0 million and Term Loan borrowings of $9.0 million. The Company has granted its lender first-priority liens against substantially all of its assets, as collateral, excluding the Company’s intellectual property (but including proceeds therefrom) and the funds and assets held by the Company’s subsidiary, Upwork Escrow Inc. The Company has also agreed to a negative pledge on its intellectual property. The Loan Agreement is also subject to the Company maintaining an adjusted quick ratio of 1.30 and achieving minimum EBITDA levels over trailing periods ranging from three to twelve months. The Loan Agreement also includes a restrictive covenant on dividend payments other than dividends paid solely in common stock.

In September 2018, the Company entered into a second amendment (the “Second Amendment”) to the Loan Agreement which expanded the types of eligible trade and client accounts receivable considered for the determination of the borrowing base of the revolving line of credit. The Second Amendment also provided for a reduction in the interest rate for the Second Term Loan, from prime plus 5.25% to prime plus 0.25%, from and after the occurrence of an initial public offering by the Company with net proceeds of more than $50.0 million. Because the IPO occurred in October 2018, the change in interest rate had no effect on the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2018. To the extent the Company has not yet collected funds for hourly billings from clients which are in-transit due to timing differences in receipt of cash from clients and payments of cash to freelancers, the Company plans, from time to time, to utilize the revolving line of credit to satisfy escrow funding requirements. In September 2018, the Company drew down $15.0 million under the revolving line of credit for such purpose. In October 2018, the Company repaid a total of $25.0 million of indebtedness owed under the Loan Agreement. See Note 14—Subsequent Events.

The amortization expense related to the debt discount was immaterial for the three and nine months ended September 30, 2018 and 2017. The Company was in compliance with all financial-related covenants under the Loan Agreement as of September 30, 2018 and December 31, 2017.

Note 7—Redeemable Convertible Preferred Stock

Redeemable convertible preferred stock as of September 30, 2018 and December 31, 2017 consisted of the following (in thousands, except share data):

	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Aggregate Liquidation Preference
Series A-1	10,141,345	9,142,770	$72,181	$91,427
Series A-2	60,000,000	47,124,931	65,853	5
Series B-1	5,854,982	4,866,360	27,628	27,787
Series B-2	145,018	145,018	824	828
Total redeemable convertible preferred stock	76,141,345	61,279,079	$166,486	$120,047

Note 8—Preferred and Common Stock Warrants

Redeemable Convertible Preferred Stock Warrants

As a result of the Elance-oDesk Combination, a redeemable convertible preferred stock warrant that was originally issued by Elance prior to the Elance-oDesk Combination became exercisable to purchase up to 26,000 and 57,181 shares of the Company’s Series A-1 and Series A-2 redeemable convertible preferred stock, respectively, at an exercise price of $3.13 per share. In June 2017, the warrant was exercised in full.

Further, as a result of the Elance-oDesk Combination, another redeemable convertible preferred stock warrant that was originally issued by Elance prior to the Elance-oDesk Combination became exercisable to purchase up to 124,506 and 273,825 shares of the Company’s Series A-1 and Series A-2 redeemable convertible preferred stock, respectively, at an exercise price of $3.13 per share. The warrant was outstanding and exercisable as of September 30, 2018 and December 31, 2017.

The Company estimated the fair value of each redeemable convertible preferred stock warrant using the Black-Scholes valuation model. The redeemable convertible preferred stock liability, included in other noncurrent liabilities, was $4.7 million as of September 30, 2018, and $1.1 million as of December 31, 2017. The following assumptions were used to calculate the fair value of the then-outstanding warrants as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Dividend yield	0%	0%
Expected term (in years)	2.00	2.75
Risk-free interest rates	2.8%	1.8%
Expected volatility	36.8%	34.6%

Common Stock Warrant

As a result of the Elance-oDesk Combination, a common stock warrant that was originally issued by oDesk prior to the Elance-oDesk Combination became exercisable to purchase up to 45,286 shares of the Company’s common stock at an exercise price of $0.06 per share. The warrant was outstanding and exercisable as of December 31, 2017 with the fair value of the warrant reflected in additional paid-in capital in the condensed consolidated balance sheets. In May 2018, the Company issued 45,286 shares of common stock upon the exercise of this common stock warrant.

In April 2018, the Company established The Upwork Foundation initiative. The program will include a donor-advised fund created through the Tides Foundation. In May 2018, the Company issued a warrant to purchase 500,000 shares of its common stock at an exercise price of $0.01 per share to the Tides Foundation.

This warrant is exercisable as to 1/10th of the shares on each anniversary of the IPO, with proceeds from the sale of such shares to be donated in accordance with the Company’s directive. The IPO occurred in October 2018; as such, the issuance of this warrant has had no effect on the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2018.

Note 9—Common Stock

Holders of common stock are entitled to one vote per share and are entitled to dividends on a pro rata basis with the holders of redeemable convertible preferred stock whenever funds are legally available and when, as, and if declared by the Company’s board of directors, subject to the rights of the holders of the Company’s redeemable convertible preferred stock.

As of September 30, 2018 and December 31, 2017, the Company was authorized to issue 150,000,000 shares of common stock. As of September 30, 2018 and December 31, 2017, the Company had reserved shares of common stock, on an as-converted basis, for future issuance as follows:

	September 30, 2018	December 31, 2017
Options issued and outstanding	24,312,203	23,607,746
Warrant to purchase redeemable convertible preferred stock	398,331	398,331
Warrant to purchase common stock	500,000	45,286
Conversion of redeemable convertible preferred stock	61,279,079	61,279,079
Remaining shares reserved for future issuances under 2014 Plan	197,859	3,962,024
Total	86,687,472	89,292,466

Note 10—Stock-Based Compensation

The following table summarizes activity under the Company’s stock option plans:

	Options Outstanding
	Shares Available for Grant	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2017	3,962,024	23,607,746	$3.10	7.39	$22,260
Authorized	100,000	—
Granted	(4,468,523)	4,468,523	5.88
Exercised	—	(3,159,708)	2.22
Forfeited and cancelled	604,358	(604,358)	3.72
Balances at September 30, 2018	197,859	24,312,203	$3.71	7.36	$269,431

In July 2018, the Company’s board of directors granted Stephane Kasriel, Chief Executive Officer, an option to purchase 1,860,000 shares of common stock at an exercise price of $6.61 per share, with vesting contingent on continuous service and the achievement of various business milestones, including the completion of the IPO. Because the IPO had not been completed as of September 30, 2018, vesting had not commenced and, as a result, there has been no effect on the Company’s condensed consolidated financial statements as of and for the period ended September 30, 2018. In addition to the IPO milestone, vesting of this award is contingent upon the achievement of certain financial milestones, such as positive EBITDA and GSV growth rates from 2019 through 2023.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$59	$48	$164	$241
Research and development	623	432	1,711	1,271
Sales and marketing	355	312	1,026	967
General and administrative	949	734	2,766	2,338
Total stock-based compensation	$1,986	$1,526	$5,667	$4,817

Stock-based compensation expense related to non-employee stock option grants was immaterial for the three and nine months ended September 30, 2018 and 2017. The amount of stock-based compensation capitalized to internal-use software and platform development costs for the three and nine months ended September 30, 2018 and 2017 was immaterial.

Secondary Market Transactions

Certain common stockholders (who were employees or former employees of the Company) sold the Company’s common stock in secondary market transactions to third parties. During the second quarter of 2017, an aggregate of 195,000 shares of common stock were sold for $0.9 million at an average price of $4.50 per share. The incremental value between the sale price and the fair value of the common stock at each date of sale resulted in aggregate stock-based compensation expense of $0.2 million for the nine months ended September 30, 2017. There were no secondary transactions during the three months ended September 30, 2018 and 2017. There was an immaterial secondary market transaction during the nine months ended September 30, 2018.

Note 11—Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$(7,346)	$(301)	$(14,542)	$1,068
Less: Undistributed earnings allocable to preferred stockholders	—	—	—	(1,068)
Net loss attributable to common stockholders	$(7,346)	$(301)	$(14,542)	$—
Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	36,069,502	33,298,773	35,129,250	32,760,339
Net loss per share attributable to common stockholders, basic and diluted	$(0.20)	$(0.01)	$(0.41)	$—

The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders because including them would have been anti-dilutive:

	September 30,
	2018	2017
Options to purchase common stock	24,312,203	22,825,933
Common stock issuable upon conversion of redeemable convertible preferred stock	61,279,079	65,547,568
Common stock issuable upon exercise of common stock warrant	500,000	45,286
Common stock issuable upon exercise and redeemable conversion of preferred stock warrants	398,331	398,331
Total	86,489,613	88,817,118

Note 12—Segment and Geographical Information

The Company has determined it operates as one operating and reportable segment for purposes of allocating resources and evaluating financial performance.

The following table sets forth total revenue by type of service (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Marketplace	$56,766	$46,186	$164,180	$130,124
Managed services	7,347	6,076	21,832	17,669
Total	$64,113	$52,262	$186,012	$147,793

The Company generates its revenue from freelancers and clients. Marketplace revenue included freelancer service fees of $36.5 million and $31.0 million for the three months ended September 30, 2018 and 2017, respectively, and client payment processing and administrative fees of $9.0 million and $7.3 million for the three months ended September 30, 2018 and 2017, respectively. Marketplace revenue included freelancer service fees of $108.5 million and $88.6 million for the nine months ended September 30, 2018 and 2017, respectively, and client payment processing and administrative fees of $25.8 million and $20.6 million for the nine months ended September 30, 2018 and 2017, respectively.

The following table sets forth total revenue by geographic area based on the billing address of its freelancers and clients (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Freelancers:
United States	$10,273	$6,839	$28,930	$19,184
India	6,561	5,712	19,134	16,183
Philippines	4,377	3,795	12,535	10,839
Rest of world	20,168	17,519	59,352	50,767
Total freelancers	41,379	33,865	119,951	96,973
Clients:
United States	16,504	14,339	50,153	39,703
Rest of world	6,230	4,058	15,908	11,117
Total clients	22,734	18,397	66,061	50,820
Total	$64,113	$52,262	$186,012	$147,793

Substantially all of the Company’s long-lived assets were located in the United States as of September 30, 2018 and December 31, 2017.

Note 13—401(k) Plan

The Company offers the Upwork Retirement Savings Plan (“Retirement Plan”), a defined contribution plan that allows employees to contribute a portion of their salary, subject to the annual limits. Under the Retirement Plan, eligible employees may defer a portion of their pretax salaries, but not more than the statutory limits. The Retirement Plan provides for a discretionary employer matching cash contribution. The Company makes matching cash contributions equal to 50% of each dollar a participant contributed, subject to a maximum contribution of $5,000 per year. The Company’s total expense for the matching contributions was $0.3 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively. The Company’s total expense for the matching contributions was $1.4 million and $1.0 million for the nine months ended September 30, 2018 and 2017, respectively.

Note 14—Subsequent Events

In August 2018, the Company’s board of directors adopted the 2018 Equity Incentive Plan (the “2018 Plan”) and ceased granting awards under the 2014 Equity Incentive Plan. The 2018 Plan became effective in connection with the IPO. The Company reserved 10,500,000 shares of its common stock for issuance under the 2018 Plan. Any remaining shares available for issuance under the 2014 Equity Incentive Plan on the effective date of the 2018 Plan were added to the shares of common stock reserved for issuance under the 2018 Plan. On October 3, 2018, the Company granted approximately 327,000 restricted stock units (“RSUs”) to certain employees, service providers and members of the Company’s board of directors. Of the total RSUs granted, approximately 55,000 were approved and granted to certain members of the Company’s board of directors and will vest within one year from the date of the grant. The RSUs granted to the Company’s employees will vest over four years from the date of the grant.

In October 2018, prior to the IPO, the Company repaid the $15.0 million of indebtedness owed under its Loan Agreement, which was initially drawn to satisfy its escrow funding requirements as of September 30, 2018. See Note 6—Debt.

The Company completed its IPO in October 2018, in which the Company issued and sold 7,840,908 shares of common stock at a public offering price of $15.00 per share. The following table shows, on a pro forma basis, the effect of the IPO as if the IPO had been completed as of September 30, 2018 (in thousands):

	As of September 30, 2018
Consolidated Balance Sheet Data:	Actual	Pro Forma Adjustments	Pro Forma
Cash	$27,055	$99,381	$126,436
Total current assets	181,452	99,381	280,833
Other assets	6,240	(5,648)	592
Total assets	318,842	93,733	412,575
Debt, current	29,594	(10,000)	19,594
Total current liabilities	160,172	(10,000)	150,172
Other liabilities, noncurrent	6,110	(4,714)	1,396
Total liabilities	185,586	(14,714)	170,872
Redeemable convertible preferred stock	166,486	(166,486)	—
Common stock	4	7	11
Additional paid-in capital	104,900	274,926	379,826
Total stockholders' equity (deficit)	(33,230)	274,933	241,703
Total liabilities, redeemable convertible preferred stock, and stockholders' equity (deficit)	318,842	93,733	412,575

A description of the pro forma adjustments, as well as their location in the above table, are as follows:

Cash: Received net proceeds of $109.4 million after deducting underwriting discounts and commissions of $8.2 million.

Other assets: Reclassification of $5.6 million deferred offering costs against additional paid-in capital, which is a component of total stockholders’ equity.

Debt, current: Repayment of $10.0 million of indebtedness under the loan agreement from net proceeds.

Other liabilities, noncurrent: Reclassification of $4.7 million related to the redeemable convertible preferred stock liability to additional paid-in capital, a component of total stockholders’ equity.

Redeemable convertible preferred stock: Automatic conversion into 61,279,079 shares of common stock on a one-for-one basis.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q and our Prospectus. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Form 10-Q and in our Prospectus.

Overview

We operate the largest online global marketplace that enables businesses to find and work with highly-skilled freelancers as measured by gross services volume (“GSV”). GSV represents the total amount that clients spend on both our marketplace offerings and our managed services offering as well as additional fees we charge to users for other services. Freelancers are an increasingly sought-after, critical, and expanding segment of the global workforce. We define freelancers as users of our platform that advertise and provide services to clients through our platform, and we define clients as users of our platform that work with freelancers through our platform. The freelancers on our platform include independent professionals and agencies of varying sizes. The clients on our platform range in size from small businesses to Fortune 500 companies.

Our platform reduces inefficiencies associated with searching for, contracting and collaborating with, and paying highly-skilled freelancers for short-term and longer-term projects. As early innovators in this space, we have built an expansive and unique repository of data on our platform, which, when combined with our machine learning capabilities, enables us to better connect clients with the best freelancers for their projects. As a result, clients are able to obtain specialized talent in less time and at a lower cost compared to traditional channels.

We serve as a powerful marketing channel for freelancers to find rewarding, engaging, and flexible work. Freelancers using our platform benefit from access to quality clients and secure and timely payments while enjoying the freedom to run their own businesses, create their own schedules, and work from their preferred locations. Moreover, freelancers have real-time visibility into opportunities that are highest in demand, so that they can invest their time and focus on developing sought-after skills.

Our platform provides clients with fast, secure, and efficient access to high-quality talent with over 5,000 skills across over 70 categories, such as content marketing, customer service, data science and analytics, graphic design, mobile development, sales, and web development. We offer a direct-to-talent approach, reducing reliance on intermediaries such as staffing firms, recruiters, and traditional agencies while providing features that help instill trust in remote work. Our platform also enables clients to streamline workflows, such as talent sourcing, outreach, and engagement. In addition, our platform provides access to essential functionality for remote engagements, including communication and collaboration, time tracking, invoicing, and payments.

Key Financial and Operational Metrics

We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gross services volume (GSV)	$449,472	$353,495	$1,284,004	$996,650
Marketplace revenue	$56,766	$46,186	$164,180	$130,124
Adjusted EBITDA	$(61)	$2,762	$195	$9,780

We believe these key financial and operational metrics are useful to evaluate period-over-period comparisons of our business and in understanding our operating results. The number of core clients in any given period drives both GSV, which represents the amount of business transacted through our platform, and client spend retention. Client spend retention impacts the growth rate of GSV. We believe our marketplace revenue, which represents a majority of our revenue, will grow as GSV grows, although they could grow at different rates. For a discussion of limitations in the measurement of core clients, GSV, and client spend retention, see “Risk Factors—We track certain performance metrics with internal tools and do not independently verify such metrics. Certain of our performance metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.”

Core Clients

We define a core client as a client that has spent in the aggregate at least $5,000 since it began using our platform and also had spend-activity during the twelve months preceding the date of measurement. This includes the total amount spent by the client on both the Elance and oDesk platforms for the periods prior to the consolidation of the two platforms. We believe $5,000 is an important spend milestone as it indicates that the client is actively using our platform. Historically, these core clients have been more likely to continue using our platform. We believe that the number of core clients is a key indicator of our growth and the overall health of our business because core clients are a primary driver of GSV, and, therefore, marketplace revenue. We had 101,000 and 82,600 core clients as of September 30, 2018 and September 30, 2017, respectively.

Gross Services Volume

GSV includes both client spend and additional fees charged for other services. Client spend—the total amount that clients spend on both our marketplace offerings and our managed services offering—is the primary component of our GSV. GSV also includes additional fees charged by us for other services, such as freelancer withdrawals and foreign currency exchange.

GSV is an important metric because it represents the amount of business transacted through our platform. Growth in the number of core clients and increased client spend retention are the primary drivers of GSV growth. In addition, our marketplace revenue is primarily comprised of the service fees paid by freelancers as a percentage of the total amount freelancers charge clients for services accessed through our platform. Therefore, marketplace revenue is correlated to GSV, and we believe that our marketplace revenue will grow as GSV grows, although they could grow at different rates. We expect our GSV growth rates to fluctuate between periods due to a number of factors, including the volume and characteristics of projects that are posted by clients on our platform, such as size, duration, pricing, and other factors.

Client Spend Retention

We calculate client spend retention by dividing our recurring client spend by our base client spend. We define base client spend as the aggregate client spend from all clients during the four quarters ended one year prior to the date of measurement. We define our recurring client spend as the aggregate client spend during the four quarters ended on the date of measurement from the same clients included in our measure of base client spend. Our business is recurring in nature even though clients are not contractually required to spend on a recurring basis. We believe that client spend retention is a key indicator of the value of our platform and the overall health of our business because it impacts the growth rate of GSV, and, therefore, marketplace revenue.

The growth in our marketplace is driven by long-term and recurring use by freelancers and clients, which leads to increased revenue visibility for us. While continued use of our platform by freelancers is a factor that impacts our ability to attract and retain clients, our platform currently has a significant surplus of freelancers in relation to the number of clients actively engaging freelancers. As a result of this surplus of freelancers relative to core clients, we primarily focus our efforts on retaining client spend and acquiring new clients as opposed to acquiring new freelancers and retaining existing freelancers. Moreover, we generate revenue when clients engage and pay freelancers and therefore our key metrics and operating results are directly impacted by client spend. On the other hand, the number of freelancers retained between periods is merely one of many factors that may impact client spend in a particular period and is not directly related to our key metrics and operating results. For these reasons, we do not calculate or track freelancer retention metrics in order to manage our business. Our client spend retention was 108% and 95% as of September 30, 2018 and September 30, 2017, respectively.

Marketplace Revenue

Marketplace revenue, which represents the majority of our revenue, consists of revenue derived from our Upwork Standard and Upwork Enterprise and other premium offerings. We generate marketplace revenue from both freelancers and clients. Our marketplace revenue is primarily comprised of the service fees paid by freelancers as a percentage of the total amount freelancers charge clients for services accessed through our platform. In addition, we generate marketplace revenue from our Upwork Standard offering by charging clients a payment processing and administration fee. We also generate marketplace revenue for other services, such as foreign currency exchange and premium offerings. Marketplace revenue is an important metric because it is the primary driver of our business model, and we believe it provides greater comparability to other online marketplaces. The growth rate of marketplace revenue fluctuates in relation to the growth rate of GSV. Therefore, marketplace revenue is correlated to GSV, and we believe that our marketplace revenue will grow as GSV grows, although they could grow at different rates.

Adjusted EBITDA

In addition to our results determined in accordance with U.S. GAAP, adjusted EBITDA is a non-GAAP measure that we believe is useful in evaluating our operating performance.

We define adjusted EBITDA as net income (loss) adjusted for stock-based compensation expense, depreciation and amortization, interest expense, other (income) expense, net, and income tax (benefit) provision.

The following table presents a reconciliation of net income (loss) to adjusted EBITDA, the most directly comparable financial measure prepared in accordance with U.S. GAAP, for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(7,346)	$(301)	$(14,542)	$1,068
Add back:
Stock-based compensation expense	1,986	1,526	5,667	4,817
Depreciation and amortization	1,287	1,033	3,542	3,135
Interest expense	589	199	1,674	629
Other expense, net	3,423	260	3,845	75
Provision for income tax	—	45	9	56
Adjusted EBITDA	$(61)	$2,762	$195	$9,780

We use adjusted EBITDA as a measure of operational efficiency. We believe that this non-GAAP financial measure is useful to investors for period-to-period comparisons of our business and in understanding and evaluating our operating results for the following reasons:

•

adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as stock-based compensation expense, depreciation and amortization, interest expense, other (income) expense, net, and income tax (benefit) provision that can vary substantially from company to company depending upon their financing, capital structures, and the method by which assets were acquired;

•

our management uses adjusted EBITDA in conjunction with financial measures prepared in accordance with U.S. GAAP for planning purposes, including the preparation of our annual operating budget, as a measure of our core operating results and the effectiveness of our business strategy, and in evaluating our financial performance; and

•

adjusted EBITDA provides consistency and comparability with our past financial performance, facilitates period-to-period comparisons of our core operating results, and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.

Our use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are as follows:

•

adjusted EBITDA excludes stock-based compensation expense, which has recently been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy;

•

although depreciation and amortization expense are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•

adjusted EBITDA does not reflect: (a) changes in, or cash requirements for, our working capital needs; (b) interest expense, or the cash requirements necessary to service interest or principal payments on our debt, which reduces cash available to us; or (c) tax payments that may represent a reduction in cash available to us; and

•	other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces the usefulness of this measure for comparative purposes.

Because of these and other limitations, you should consider adjusted EBITDA along with other financial performance measures, including net loss and our other financial results prepared in accordance with U.S. GAAP.

Components of Our Results of Operations

Revenue

Marketplace Revenue. Marketplace revenue is generated from our Upwork Standard and Upwork Enterprise and other premium offerings. Under our Upwork Standard offering, we generate revenue from both freelancers and clients. Marketplace revenue, which represents the majority of our total revenue, is primarily comprised of the service fees paid by freelancers as a percentage of the total amount that freelancers charge clients for services accessed through our platform.

Our Upwork Standard offering provides clients with access to freelance talent with verified work history on our platform and client feedback, the ability to instantly match with the right freelancers, and built-in collaboration features. For our Upwork Standard offering, we have a tiered freelancer service fee schedule based on cumulative lifetime billings by the freelancer to each client.

Freelancers on our Upwork Standard offering typically pay us 20% of the first $500, 10% for the next $9,500, and then 5% for any amount over $10,000 they bill to each client through our platform. We also generate revenue from freelancers through withdrawal and other fees, which are currently immaterial.

In addition, we generate marketplace revenue from our Upwork Standard offering by charging clients a payment processing and administration fee. Clients using our Upwork Standard offering pay either 2.75% of their client spend or a flat fee of $25 per month for unlimited payment transactions with qualifying payment methods. We also generate revenue from foreign currency exchange fees from clients, which are currently immaterial.

Our Upwork Enterprise offering and other premium offerings, which are designed for larger clients, include access to additional product features, premium access to top talent, professional services, custom reporting, and invoicing on a monthly basis. For our Upwork Enterprise offering, we charge clients a monthly or annual subscription fee and a service fee calculated as a percentage of the client’s spend on freelancer services, in addition to the service fees paid by freelancers. Additionally, Upwork Enterprise clients can also subscribe to a compliance offering that includes worker classification services for an additional fee. Upwork Enterprise clients may also choose to use our platform to engage freelancers that were not sourced through our platform for a lower fee percentage.

One of our premium offerings, Upwork Payroll, is available to clients when freelancers are classified as employees for engagements on our online marketplace. The client enters into an Upwork Payroll agreement with us, and we separately contract with unrelated third-party staffing providers who provide employment services to such clients. Revenue from Upwork Payroll is currently immaterial.

Managed Services Revenue. Through our managed services offering, we are responsible for providing services and engaging freelancers directly or as employees of third-party staffing providers to perform services on our behalf. The freelancers delivering managed services include independent professionals and agencies of varying sizes. Under U.S. GAAP, we are deemed to be the principal in these managed services arrangements, and therefore, recognize the entire GSV of managed services projects as managed services revenue, as compared to recognizing only the percentage of the client spend that we receive, as we do with our marketplace offerings.

Cost of Revenue and Gross Profit

Cost of Revenue. Cost of revenue consists primarily of the cost of payment processing fees, amounts paid to freelancers to deliver services for the client under our managed services offering, personnel-related costs for our services and support personnel, third-party hosting fees for our use of Amazon Web Services (“AWS”) and the amortization expense associated with acquired intangibles and capitalized internal-use software and platform development. We define personnel-related costs as salaries, bonuses, benefits, travel and entertainment, and stock-based compensation costs for employees and the costs related to other service providers we engage.

We expect cost of revenue to increase in absolute dollars in future periods due to higher payment processing fees, third-party hosting fees, and personnel-related costs in order to support additional transaction volume on our platform. Amounts paid to freelancers to deliver services under our managed services offering are tied to the volume of managed services used by our client. The level and timing of all of these items could fluctuate and affect our cost of revenue in the future.

Gross Profit and Gross Margin. Our gross profit and gross margin may fluctuate from period-to-period. Such fluctuations may be influenced by our revenue, the mix of payment methods that our clients choose, the timing and amount of investments to expand hosting capacity, our continued investments in our services and support teams, the timing and amount of services freelancers deliver for clients under our managed services offering, and the amortization expense associated with acquired intangibles and capitalized internal-use software and platform development cost. In addition, gross margin will be impacted by fluctuations in our revenue mix between marketplace revenue and our managed services revenue.

Operating Expenses

Research and Development. Research and development expense primarily consists of personnel-related costs and third-party hosting costs related to development. Research and development costs are expensed as incurred, except to the extent that such costs are associated with internal-use software and platform development that qualifies for capitalization. We believe continued investments in research and development are important to attain our strategic objectives, and expect research and development expense to increase in absolute dollars, but this expense may vary as a percentage of total revenue, for the foreseeable future.

Sales and Marketing. Sales and marketing expense consists primarily of expenses related to personnel-related costs, including sales commissions, which we expense as they are incurred, and advertising and marketing activities. In 2017 and 2018, we increased our marketing expenditures by investing in outdoor and radio advertising to drive greater brand awareness. Further, to grow our Upwork Enterprise offering, we hired additional sales personnel in 2017, with many of them starting late in the year, and in 2018. We continued to invest in our sales and marketing capabilities in the three and nine months ended September 30, 2018 and expect this expense to increase in absolute dollars in future periods. Sales and marketing expense as a percentage of total revenue may fluctuate from period-to-period based on total revenue levels and the timing of our investments in our sales and marketing functions as these investments may vary in scope and scale over future periods.

General and Administrative. General and administrative expense consists primarily of personnel-related costs for our executive, finance, legal, human resources, and operations functions. General and administrative expense also includes outside consulting, legal, and accounting services, and insurance.

We expect to invest in corporate infrastructure and incur additional expenses associated with transitioning to and operating as a public company, including increased legal and accounting costs, investor relations costs, higher insurance premiums, and compliance costs. As a result, we expect general and administrative expense to increase in absolute dollars in future periods, but this expense may vary as a percentage of total revenue.

Provision for Transaction Losses. Provision for transaction losses consists primarily of losses resulting from fraud and bad debt expense associated with our trade and client receivables balance and transaction losses associated with chargebacks. Provisions for these items represent estimates of losses based on our actual historical incurred losses and other factors. As result, we expect provision for transaction losses to vary in future periods.

Interest Expense

Interest expense consists of interest on our outstanding borrowings.

Other Expense, Net

Other expense, net consists primarily of gains and losses from foreign currency exchange transactions and expenses resulting from the revaluation of our warrant liability. Our warrant liability was converted to additional paid-in capital upon the completion of our IPO, which occurred subsequent to September 30, 2018.

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Marketplace	$56,766	$46,186	$164,180	$130,124
Managed services	7,347	6,076	21,832	17,669
Total revenue	64,113	52,262	186,012	147,793
Cost of revenue(1)	20,504	16,894	60,578	47,847
Gross profit	43,609	35,368	125,434	99,946
Operating expenses:
Research and development(1)	14,377	11,514	40,680	32,519
Sales and marketing(1)	18,967	13,626	55,054	37,327
General and administrative(1)	11,707	8,952	34,102	25,415
Provision for transaction losses	1,892	1,073	4,612	2,857
Total operating expenses	46,943	35,165	134,448	98,118
Income (loss) from operations	(3,334)	203	(9,014)	1,828
Interest expense	589	199	1,674	629
Other expense, net	3,423	260	3,845	75
Income (loss) before income tax provision	(7,346)	(256)	(14,533)	1,124
Income tax provision	—	(45)	(9)	(56)
Net income (loss)	$(7,346)	$(301)	$(14,542)	$1,068

 ———————

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$59	$48	$164	$241
Research and development	623	432	1,711	1,271
Sales and marketing	355	312	1,026	967
General and administrative	949	734	2,766	2,338
Total	$1,986	$1,526	$5,667	$4,817

Comparison of the Three and Nine Months Ended September 30, 2018 and 2017

Revenue

(in thousands, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change		2018	2017	Change
Marketplace	$56,766	$46,186	$10,580	23%	$164,180	$130,124	$34,056	26%
Percentage of total revenue	89%	88%			88%	88%
Managed services	$7,347	$6,076	$1,271	21%	$21,832	$17,669	$4,163	24%
Percentage of total revenue	11%	12%			12%	12%
Total revenue	$64,113	$52,262	$11,851	23%	$186,012	$147,793	$38,219	26%

Total revenue increased by $11.9 million, or 23%, to $64.1 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

Marketplace revenue represented 89% of total revenue for the three months ended September 30, 2018, an increase of $10.6 million, or 23%, as compared to the three months ended September 30, 2017. Marketplace revenue increased primarily due to an increase in GSV. GSV grew by 27% period-over-period, primarily driven by a 22% increase in the number of core clients, and higher client spend retention, which increased to 108% as of September 30, 2018 from 95% as of September 30, 2017. We believe these increases were primarily due to investments in marketing to acquire new clients and drive brand awareness and research and development to build new product features. We believe there were primarily two factors driving the trend in recent periods that GSV grew faster than revenue. First, in our Upwork Standard offering, we charge freelancers a tiered service fee for each unique freelancer-client relationship. Over time, we have seen an increasing number of these unique relationships move to the 5% service fee tier. Freelancer service fees generated $36.5 million of revenue in the three months ended September 30, 2018 and $31.0 million of revenue in the three months ended September 30, 2017. A larger share of these fees was derived from the 5% tier than in the same period in 2017, which contributed to GSV growing at a faster rate than revenue period-over-period. Second, in our Upwork Standard offering we charge clients a 2.75% payment processing and administration fee when a client pays using credit card; or we charge a small subscription fee, with no per transaction fee, if a client pays through Automated Clearing House (“ACH”). We have experienced an increase in ACH adoption since introducing this client fee. Client payment processing and administration fees generated $9.0 million of revenue in the three months ended September 30, 2018 and $7.3 million of revenue in the three months ended September 30, 2017.

Managed services revenue represented 11% of total revenue for the three months ended September 30, 2018 as compared to 12% for the three months ended September 30, 2017. The increase of $1.3 million, or 21%, was primarily due to an increase in the amount of freelancer services engaged by a client through our managed services offering.

Total revenue increased by $38.2 million, or 26%, to $186.0 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Marketplace revenue represented 88% of total revenue for the nine months ended September 30, 2018, an increase of $34.1 million, or 26%, as compared to the nine months ended September 30, 2017. Marketplace revenue increased primarily due to an increase in GSV. GSV grew by 29% period-over-period, primarily driven by a 22% increase in the number of core clients, and higher client spend retention, which increased to 108% as of September 30, 2018 from 95% as of September 30, 2017. We believe these increases were primarily due to investments in marketing to acquire new clients and drive brand awareness and research and development to build new product features. Freelancer service fees generated $108.5 million of revenue in the nine months ended September 30, 2018 and $88.6 million of revenue in the nine months ended September 30, 2017. Client payment processing and administration fees generated $25.8 million of revenue in the nine months ended September 30, 2018 and $20.6 million of revenue in the nine months ended September 30, 2017.

Managed services revenue represented 12% of total revenue for the nine months ended September 30, 2018 as compared to 12% for the nine months ended September 30, 2017. The increase of $4.1 million, or 24%, was primarily due to an increase in the amount of freelancer services engaged by a client through our managed services offering.

Cost of Revenue and Gross Margin

(in thousands, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change		2018	2017	Change
Cost of revenue	$20,504	$16,894	$3,610	21%	$60,578	$47,847	$12,731	27%
Components of cost of revenue:
Costs of freelancer services to deliver managed services	6,120	4,985	1,135	23%	18,172	14,568	3,604	25%
Other components of cost of revenue	14,384	11,909	2,475	21%	42,406	33,279	9,127	27%
Total gross margin	68%	68%			67%	68%

Cost of revenue increased by $3.6 million, or 21%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The increase was primarily due to the increase in other components of cost of revenue, which included $1.3 million in payment processing fees due to an increase in client spend on our platform, $0.5 million in third-party hosting costs, and $0.6 million in personnel-related costs due to an increase in personnel to support our growth. Costs of freelancer services to deliver managed services increased by 23% to $6.1 million for the three months ended September 30, 2018 from $5.0 million for the three months ended September 30, 2017. The increase was due to an increase of $1.3 million in managed services revenue for the three months ended September 30, 2018 as compared to the same period in 2017. In this period, we used more costly freelancer resources to provide managed services.

Cost of revenue increased by $12.7 million, or 27%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. The increase was primarily due to the increase in other components of cost of revenue, which included $4.7 million in payment processing fees due to an increase in client spend on our platform, $2.7 million in third-party hosting costs, and $1.7 million in personnel-related costs due to an increase in personnel to support our growth. Costs of freelancer services to deliver managed services increased by 25% to $18.2 million for the nine months ended September 30, 2018 from $14.6 million for the nine months ended September 30, 2017. The increase was due to an increase of $4.1 million in managed services revenue for the nine months ended September 30, 2018 as compared to the same period in 2017. In this period, we used more costly freelancer resources to provide managed services.

Total gross margin was consistent at 68% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Total gross margin was 67% for the nine months ended September 30, 2018 as compared to 68% for the nine months ended September 30, 2017.

Research and Development

(in thousands, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change		2018	2017	Change
Research and development	$14,377	$11,514	$2,863	25%	$40,680	$32,519	$8,161	25%
Percentage of total revenue	22%	22%			22%	22%

Research and development expense increased by $2.9 million, or 25%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017 and was consistent at 22% of total revenue. The increase was primarily due to an increase in personnel-related costs of $3.0 million, an increase of $0.2 million in amortization of licensed software, and an increase of $0.3 million in facilities-related and other costs, partially offset by $0.6 million of additional internal-use software and platform development costs capitalized in the three months ended September 30, 2018.

Research and development expense increased by $8.2 million, or 25%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017 and was consistent at 22% of total revenue. The increase was primarily due to an increase in personnel-related costs of $8.7 million, an increase of $0.6 million in amortization of licensed software, an increase of $0.7 million in facilities-related and other costs, and an increase of $0.4 million in third-party hosting costs, partially offset by $2.2 million of additional internal-use software and platform development costs capitalized in the nine months ended September 30, 2018.

Sales and Marketing

(in thousands, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change		2018	2017	Change
Sales and marketing	$18,967	$13,626	$5,341	39%	$55,054	$37,327	$17,727	47%
Percentage of total revenue	30%	26%			30%	25%

Sales and marketing expense increased by $5.3 million, or 39%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. This increase was primarily due to increases of $2.5 million in personnel-related costs to build out our enterprise sales team, including sales commissions that we expense as incurred, $2.4 million in marketing and advertising costs associated with online and local marketing programs to drive brand awareness and attract new users, and $0.4 million of facilities-related costs.

Sales and marketing expense increased by $17.7 million, or 47%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This increase was primarily due to increases of $8.5 million in personnel-related costs to build out our enterprise sales team, including sales commissions that we expense as incurred, $7.8 million in marketing and advertising costs associated with online and local marketing programs to drive brand awareness and attract new users and $1.4 million of facilities-related costs for our sales office.

General and Administrative

(in thousands, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change		2018	2017	Change
General and administrative	$11,707	$8,952	$2,755	31%	$34,102	$25,415	$8,687	34%
Percentage of total revenue	18%	17%			18%	17%

General and administrative expense increased by $2.8 million, or 31%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. This increase was primarily due to increases of $1.6 million in personnel-related costs, which included adding additional personnel in our finance organization, $0.5 million in facilities-related and other costs, $0.3 million in licensed software costs, $0.2 million in non-income taxes and $0.2 million in professional expenses related to us preparing to become a public company.

General and administrative expense increased by $8.7 million, or 34%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This increase was primarily due to increases of $5.0 million in personnel-related costs, which included adding additional personnel in our finance organization, $1.0 million in software licenses, $0.8 million in facilities-related and other costs, $0.5 million in non-income taxes and $1.4 million in professional expenses related to us preparing to become a public company.

Provision for Transaction Losses

(in thousands, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change		2018	2017	Change
Provision for transaction losses	$1,892	$1,073	$819	76%	$4,612	$2,857	$1,755	61%
Percentage of total revenue	3%	2%			2%	2%

Provision for transaction losses increased by $0.8 million, or 76%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The increase was due to a slight increase in aging of trade and client receivables due to growth in GSV and the resulting increase in allowances. Provision for transaction losses increased by $1.8 million, or 61%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The period-over-period increase was due to growth in GSV and related trade and client receivables.

Interest Expense and Other Expense, Net

(in thousands, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change		2018	2017	Change
Interest expense	$589	$199	$390	196%	$1,674	$629	$1,045	166%
Other expense, net	3,423	260	3,163	1,217%	3,845	75	3,770	5,027%

Interest expense increased by $0.4 million, or 196%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Interest expense increased by $1.0 million, or 166%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. These increases were primarily due to an increase in outstanding borrowings in the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017. See Note 6—Debt.

Other expense, net increased by $3.2 million for the three months ended September 30, 2018 as compared to the three months ended 2017. Other expense, net increased by $3.8 million for the nine months ended September 30, 2018 as compared to the nine months ended 2017. These increases were primarily due to the revaluation of our convertible preferred stock warrant liability. The value of the convertible preferred stock warrant liability increased significantly as of September 30, 2018 due to the proximity of our IPO and the final IPO offering price being significantly higher than the historical estimated fair value used to revalue the convertible preferred stock warrant liability. We will have one additional remeasurement of our redeemable convertible preferred stock warrant liability in the fourth quarter of 2018 to reflect the value of the warrant upon automatic conversion to common stock warrant on the closing date of our IPO.

Liquidity and Capital Resources

We have financed our operations and capital expenditures primarily through sales of convertible preferred stock, bank borrowings, and utilization of cash generated from operations in the period in which we generated cash flows from operations. As of September 30, 2018, we had $27.1 million in cash. In October 2018, we completed our IPO, in which we issued and sold an aggregate of 7,840,908 shares of our common stock, including 1,022,727 shares pursuant to the exercise of the underwriters’ option to purchase additional shares, and selling stockholders sold 6,507,288 shares of common stock, including 848,776 shares pursuant to the exercise of the underwriters’ option to purchase additional shares. The shares were sold at the IPO price of $15.00 per share. We received aggregate net proceeds of $109.4 million from the IPO after deducting underwriting discounts and commissions. We used approximately $10.0 million of net proceeds from the IPO to repay indebtedness under the Loan Agreement.

We believe our existing cash, cash flow from operations, and amounts available for borrowing under the Loan Agreement will be sufficient to meet our working capital requirements for at least the next twelve months. To the extent existing cash, cash from operations, and amounts available for borrowing under the Loan Agreement are insufficient to fund future activities, we may need to raise additional funds. In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of additional indebtedness, we may be subject to increased fixed payment obligations and could also be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors. There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives.

Escrow Funding Requirements

We offer escrow services to users of our platform. As such, we are licensed as an internet escrow agent and are therefore required to hold our users’ escrowed cash and in-transit cash in trust as an asset and record a corresponding liability of escrow funds on behalf of freelancers and clients on our balance sheet. Escrow regulations require us to fund the trust with our parent company’s operating cash if there is ever a shortage due to the timing of cash receipts from clients for completed hourly billings. Freelancers submit their billings for hourly contracts to their clients on a weekly basis every Sunday and the aggregate amount of such billings is added to escrow funds payable to freelancers on the same day. As of Sunday each week, we have not yet collected funds for hourly billings from clients as these funds are in transit. Therefore, in order to satisfy escrow funding requirements, every Sunday we fund any shortage of cash in trust with our own operating cash and collect this cash shortage from clients within the next several days. As a result, we expect our total cash and cash flows from operating activities to be impacted when a quarter ends on a Sunday, as occurred on December 31, 2017 and September 30, 2018, and will occur on March 31, 2019 and June 30, 2019. As of December 31, 2017 and September 30, 2018, funds held in escrow, including funds in transit, were $87.2 million and $107.5 million, respectively. We used $13.4 million of our cash on December 31, 2017 to temporarily fund that one week of hourly billings. To the extent we have not yet collected funds for hourly billings from clients which are in-transit due to timing differences in receipt of cash from clients and payments of cash to freelancers, we may, from time to time, utilize the revolving line of credit under our Loan Agreement to satisfy escrow funding requirements. To fund the shortage of cash in trust that occurred on September 30, 2018, we used $5.3 million of our operating cash together with $15.0 million that we drew down pursuant to the revolving line of credit under the Loan Agreement in September 2018, which we repaid on October 1, 2018.

Term and Revolving Loans

Loan Agreement. In September 2017, we entered into the Loan Agreement, which was amended in November 2017 and September 2018. The aggregate amount of the facility is up to $49.0 million, consisting of the First Term Loan of $15.0 million, the Second Term Loan of $9.0 million, and a revolving line of credit of up to $25.0 million based on eligible trade and client accounts receivable. Contemporaneously, we used the proceeds of the First Term Loan to pay off our outstanding borrowings under a prior loan and security agreement in the then-principal amount of $14.0 million. The First Term Loan, Second Term Loan, and revolving line of credit mature in March 2022, September 2022, and September 2020, respectively. The First Term Loan bears interest at the prime rate plus a spread of 0.25% per annum and has a repayment term of 18 months of interest-only payments ending in March 2019 followed by 36 equal monthly installments of principal plus interest. The Second Term Loan bears interest at the prime rate plus a spread of 0.25% per annum. The Second Term Loan has a repayment term of seventeen months of interest-only payments ending in March 2019, followed by 42 equal monthly installments of principal plus interest. The revolving line of credit bears interest at the prime rate with accrued interest due monthly. In November 2017, we borrowed $19.0 million under the Loan Agreement, which we used to repurchase shares of our capital stock from a then-existing stockholder. As of September 30, 2018, we had $24.0 million outstanding pursuant to the Term Loans and $25.0 million outstanding pursuant to the revolving line of credit under the Loan Agreement. As of December 31, 2017, we had $24.0 million outstanding pursuant to the Term Loans and $10.0 million outstanding pursuant to the revolving line of credit under the Loan Agreement. We used approximately $10.0 million of net proceeds from the IPO to repay indebtedness under the Loan Agreement. Our obligations under the Loan Agreement are secured by substantially all of our assets excluding our intellectual property (but including proceeds therefrom) and the funds and assets held by Upwork Escrow. The Loan Agreement contains affirmative covenants, including financial covenants that, among other things, require us to maintain an adjusted quick ratio of not less than 1.3 and achieve certain EBITDA targets. The Loan Agreement also contains certain non-financial covenants. We were in compliance with the covenants under the Loan Agreement as of September 30, 2018. For the reasons described in the section titled “—Escrow Funding Requirements,” we drew down $15.0 million in September 2018 under the revolving line of credit, which we repaid on October 1, 2018.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by (used in) operating activities	$(8,190)	$13,450
Net cash used in investing activities	(4,362)	(1,902)
Net cash provided by (used in) financing activities	18,012	(344)
Net increase in cash	$5,460	$11,204

 Operating Activities

Our largest source of operating cash is revenue generated from our platform. Our primary uses of cash from operating activities are for personnel-related expenditures, payment processing costs, marketing and advertising expenditures, and third-party hosting costs. In addition, because we are licensed as an internet escrow agent, our total cash and cash provided by (used in) operating activities may be impacted by the timing of the end of our fiscal quarter as discussed in the section titled “—Liquidity and Capital Resources—Escrow Funding Requirements.”

Net cash used in operating activities during the nine months ended September 30, 2018 was $8.2 million, which resulted from non-cash charges of $3.5 million for depreciation and amortization, $5.7 million for stock-based compensation, $4.6 million for provision for transaction losses, $3.6 million related to the change in fair value of our redeemable convertible preferred stock warrant liability, and $0.1 million for amortization of debt issuance costs, offset by net cash outflows of $11.2 million from changes in operating assets and liabilities and a net loss of $14.5 million. The $11.2 million in net cash outflows from changes in operating assets and liabilities were primarily the result of increases of $15.1 million in trade and client receivables, $0.7 million in prepaid expenses and other assets, and a decrease of $0.5 million in accrued expenses and other liabilities, offset by increases of $5.0 million in accounts payable and $0.1 million in deferred revenue. The increase of $15.1 million in trade and client receivables was primarily attributable to an increase of $9.7 million related to weekly hourly billings from our marketplace offerings during the last week of the quarter ended September 30, 2018 from the last week of the quarter ended December 31, 2017.

Net cash provided by operating activities during the nine months ended September 30, 2017 was $13.4 million, which resulted primarily from non-cash charges of $3.1 million for depreciation and amortization, $4.8 million for stock-based compensation, $2.9 million for provision for transaction losses, net cash inflows of $1.5 million from changes in operating assets and liabilities and net income of $1.1 million. The net cash inflows from changes in operating assets and liabilities were primarily the result of increases of $7.8 million in accrued expenses and other liabilities, $0.7 million in accounts payable, a $0.2 million decrease in prepaid and other assets, offset by an increase of $7.2 million in trade and client receivables.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2018 was $4.4 million, which resulted from capitalized internal-use software and platform development costs of $2.7 million, purchases of property and equipment of $1.6 million primarily for leasehold improvements and furniture, and an increase of $0.1 million in restricted cash related to cash reserve requirements under California escrow laws and regulations based on the transaction volume.

Net cash used in investing activities during the nine months ended September 30, 2017 was $1.9 million, which resulted from capitalized internal-use software and platform development costs of $0.4 million and purchases of property and equipment of $1.5 million.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2018 was $18.0 million due to proceeds of $7.0 million from the exercise of stock options and proceeds from borrowings of debt of $15.0 million, partially offset by $4.0 million in deferred offering costs paid for our IPO.

Net cash used in financing activities during the nine months ended September 30, 2017 was $0.3 million primarily due to the repayment of $17.0 million of debt borrowings, offset by proceeds from borrowings of $15.0 million and proceeds of $1.7 million from the exercise of stock options and a convertible preferred stock warrant.

Obligations and Other Commitments

Our principal commitments consist of obligations under our non-cancelable operating leases for office space and the Loan Agreement. The following tables summarize our contractual obligations as of September 30, 2018 and December 31, 2017 (in thousands):

	Payments due by period as of September 30, 2018
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Leases(1)	$24,157	$3,546	$12,320	$8,206	$85
Debt principal	49,000	29,606	19,394	—	—
Total contractual obligations	$73,157	$33,152	$31,714	$8,206	$—

	Payments due by period as of December 31, 2017
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Leases(1)	$6,320	$3,892	$2,428	$—	$—
Debt principal	34,000	10,383	13,346	10,271	—
Total contractual obligations	$40,320	$14,275	$15,774	$10,271	$—

———————

(1)	Represents minimum operating lease payments under operating leases for office facilities, excluding potential lease renewals, net of tenant improvement allowances.

In the ordinary course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for indemnification. In addition, we have entered into indemnification agreements with our directors and executive officers and certain employees that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as our directors, executive officers, or employees. The terms of such obligations may vary. To date, we have not paid any material claims or been required to defend any actions related to our indemnification obligations.

As of December 31, 2017 and September 30, 2018, we had accrued liabilities related to uncertain non-income tax positions based on management’s best estimate of its liability, which are reflected on our consolidated balance sheet. We could be subject to examination in various jurisdictions related to income and non-income tax matters. The resolution of these types of matters, giving recognition to the recorded reserve, could have an adverse impact on our business.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any relationships with other entities or financial partnerships such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from these estimates and assumptions.

We believe estimates and assumptions associated with the evaluation of revenue recognition criteria, including the determination of revenue reporting as gross versus net in our revenue arrangements, internal-use software and platform development costs, fair values of stock-based awards, and income taxes have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Prospectus.

Recent Accounting Pronouncements

See Note 2—Basis of Presentation and Summary of Consolidated Financial Statements of the notes to our condensed consolidated financial statements included elsewhere in this Form 10-Q for recently issued accounting pronouncements not yet adopted as of the date of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign currency exchange rates.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not make investments for trading or speculative purposes. Because our cash has a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Borrowings under our Loan Agreement have variable interest rates. We had $49.0 million and $34.0 million of principal outstanding under our Loan Agreement as of September 30, 2018 and December 31, 2017, respectively. We do not believe that a hypothetical increase or decrease in interest rates of 100 basis points would have a material impact on our operating results or financial condition.

Foreign Currency Risk

Our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. In addition to the U.S. dollar, we offer clients the option to settle the invoices denominated in the U.S. dollar in Euro, the British Pound, the Australian dollar, and the Canadian dollar. When clients make payments in one of these currencies, we are exposed to foreign currency risk during the period between when payment is made and when the payment amounts settle. To mitigate this risk, we have entered into forward contracts. As such, the impact of foreign currency exchange rate fluctuations to our operating results have been insignificant to date.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2018. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Because of the material weakness in our internal control over financial reporting previously disclosed in our Prospectus, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective. In light of this fact, our management, including our Chief Executive Officer and Chief Financial Officer, has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Previously Reported Material Weakness

As disclosed in the section titled “Risk Factors” in Part II, Item 1A of this Form 10-Q, we previously identified a material weakness in our internal control over financial reporting related to the identification of a number of adjustments to our consolidated financial statements that resulted in a revision to previously issued financial statements. We identified the cause of these adjustments was due to growth in the business, which required additional qualified accounting personnel with an appropriate level of experience, and additional controls in the period-end financial reporting process commensurate with the complexity of the business.

We have commenced measures to remediate the identified material weakness. Those remediation measures are ongoing and include the hiring of additional accounting and finance employees with a requisite level of experience and the implementation of additional control activities related to the period-end financial reporting process.

While we believe that these efforts will improve our internal control over financial reporting, the implementation of our remediation is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles.

We believe we are making progress toward achieving the effectiveness of our internal controls and disclosure controls. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weakness in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting, which may necessitate additional evaluation and implementation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weakness.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.

Item 1A. Risk Factors.

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, as well as the other information in this Form 10-Q, including our condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below, or of additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, results of operations, financial condition and growth prospects. In such an event, the market price of our common stock could decline and you could lose all or part of your investment.

Risks Related to our Business and Industry

Our growth depends on our ability to attract and retain a community of freelancers and clients, and the loss of our users, or failure to attract new users, could adversely impact our business.

The size of our community of users, including both freelancers and clients, is critical to our success. Our ability to achieve significant growth in revenue in the future will depend, in large part, upon our ability to attract new users to, and retain existing users on, our platform. Achieving growth in and retention of our community of users may require us to increasingly engage in sophisticated and costly sales and marketing efforts that may not result in additional users or effectively retain our current users. We may also need to modify our pricing model to attract and retain such users. If we fail to attract new users or fail to maintain or expand existing relationships in a cost-effective manner, our revenue will grow more slowly than expected or may decline and our business could be adversely impacted.

Freelancers have many different ways of marketing their services, securing clients, and obtaining payments from clients, including meeting and contacting prospective clients through other services, advertising to prospective clients online or offline through other methods, signing up for online or offline third-party agencies, using other online or offline platforms, signing up with staffing firms, using other payment services, or finding full-time or part-time employment through an agency or directly with a business. If we fail to attract new freelancers, freelancers decrease their use of or cease using our platform, the quality or types of services provided by freelancers that use our platform are not satisfactory to clients, or freelancers increase their fees for services more than clients are willing to pay, clients may decrease their use of, or cease using, our platform and our revenue may be adversely impacted.

Clients have similarly diverse options to find and pay service providers, such as engaging and paying service providers directly, finding service providers through other online or offline platforms or through staffing firms and agencies, using other payment services, or hiring temporary, full-time, or part-time employees. For the nine months ended September 30, 2018 and year ended December 31, 2017, we generated significant revenue from one client, which accounted for more than 10% of revenue for each such period and, therefore, a decrease in revenue from this client could have an adverse effect on our operating results. Moreover, any decrease in the attractiveness of our platform or failure to retain clients could lead to decreased traffic on our platform, diminished network effects, or result in a drop in GSV on our platform, which could adversely affect our business, revenue, financial condition, and operating results.

Users can generally decide to cease using our platform at any time. Users may stop using our platform and related services if the quality of the user experience on our platform, including our support capabilities in the event of a problem, does not meet their expectations or keep pace with the quality of the user experience generally offered by competitive products and services. Users may also choose to cease using our platform if they perceive that our pricing model is not in line with the value they derive from our platform or for other reasons. In addition, expenditures by clients may be cyclical and may reflect overall economic conditions or budgeting patterns. If users stop using our platform and services for any reason, including the foregoing reasons, our revenue and business would be adversely affected.

We have a history of net losses, anticipate increasing our operating expenses in the future, and may not achieve or sustain profitability.

We have a history of incurring net losses, and we expect to incur net losses for the foreseeable future. For the nine months ended September 30, 2018 and the year ended December 31, 2017, we incurred net losses of $14.5 million and $4.1 million, respectively. We expect to make significant future expenditures related to the development and expansion of our business, including enhancing our Upwork Enterprise offering and our U.S.-to-U.S. domestic offering, expanding domestic-to-domestic offerings into new geographies, and broadening and deepening the categories on our platform, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot ensure that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.

We have a limited operating history under our current platform and pricing model, which makes it difficult to evaluate our business and prospects and increases the risks associated with your investment.

We operated the Elance and oDesk platforms separately until we relaunched as Upwork in May 2015 and consolidated those platforms into a single platform. In recent years, we have also expanded our Upwork Enterprise offering, which helps enterprises and other larger businesses connect with freelancers and provides these larger clients with additional products and services. We also made significant changes to our pricing model in 2016. As a result, our platform and pricing model have not been fully proven, and we have only a limited operating history with our current platform and pricing model to evaluate our business and future prospects, which subjects us to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance. We have encountered, and will continue to encounter, risks, difficulties, and uncertainties frequently experienced by growing companies in rapidly changing industries, including our ability to achieve market acceptance of our platform and attract and retain users, as well as increasing competition and increasing expenses as we continue to grow our business. We cannot ensure that we will be successful in addressing these and other challenges we may face in the future, and our business may be adversely affected if we do not manage these challenges successfully. In addition, we may not achieve sufficient revenue to achieve or maintain positive cash flow from operations or profitability in any given period, or at all.

If the market for freelancers and the services they offer develops more slowly than we expect, our growth may slow or stall, and our operating results could be adversely affected.

The market for freelancers and the services they offer is relatively new, rapidly evolving, and unproven. Our future success will depend in large part on the continued growth and expansion of this market and the willingness of businesses to engage freelancers to provide services. It is difficult to predict the size, growth rate, and expansion of this market, the entry of products and services that are competitive to ours, the success of existing competitive products and services, or technological or other developments that will impact the overall demand for freelancer services. Furthermore, many businesses may be unwilling to engage freelancers for a variety of reasons, including perceived negative connotations with outsourcing work, quality of work, or security concerns. If the market for freelancers and the services they offer does not achieve widespread adoption, or there is a reduction in demand for freelancer services, it could result in decreased revenue and our business could be adversely affected.

If we are not able to develop and release new products and services, or develop and release successful enhancements, new features, and modifications to our existing products and services, our business could be adversely affected.

The market for our platform is characterized by rapid technological change, frequent new product and service introductions and enhancements, changing user demands, and evolving industry standards. The introduction of products and services embodying new technologies can quickly make existing products and services obsolete and unmarketable. We invest substantial resources in researching and developing new products and services and enhancing our platform by incorporating additional features, improving functionality, and adding other improvements to meet our users’ evolving demands in our highly competitive industry. The success of any enhancements or improvements to our platform or any new products and services depends on several factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies on our platform and third-party partners’ technologies, and overall market acceptance. We cannot be sure that we will succeed in developing, marketing, and delivering on a timely and cost-effective basis enhancements or new features to our platform or any new products and services that respond to continued changes in the market for talent or business services, nor can we be sure that any enhancements or new features to our platform or any new products and services will achieve market acceptance. Because further development of our platform is complex, challenging, and dependent upon an array of factors, the timetable for the release of new products and services and enhancements to existing products and services is difficult to predict, and we may not offer new products and services as rapidly as users of our platform require or expect. Any new products or services that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, may not be properly integrated with new and existing technologies on our platform or third-party partners’ technologies, or may not achieve the broad market acceptance necessary to generate sufficient revenue. Moreover, even if we introduce new products and services, we may experience a decline in revenue from our existing products and services that is not offset by revenue from the new products or services. In addition, we may lose existing users who choose competing products or services. This could result in a temporary or permanent decrease in revenue and adversely affect our business.

Our operating results may fluctuate from quarter to quarter, which makes our future results difficult to predict.

Our quarterly operating results have fluctuated in the past and may fluctuate in the future. Additionally, we have a limited operating history with our current platform and pricing model, which makes it difficult to forecast our future results. As a result, you should not rely upon our past quarterly operating results as indicators of future performance. You should take into account the risks, difficulties, and uncertainties frequently encountered by companies in rapidly evolving markets. Our operating results in any given quarter can be influenced by numerous factors, many of which are unpredictable or are outside of our control, including:

•	our ability to generate significant revenue from our Upwork Standard and Upwork Enterprise and other premium offerings;

•	fluctuations in revenue from our managed services offering due to our recognition of the entire GSV as revenue, including the amounts paid to freelancers;

•	our ability to maintain and grow our community of users;

•	the demand for and types of skills and services that are offered on our platform by freelancers;

•

due to our tiered-pricing model for freelancer service fees, the mix in any period between freelancers that have billed larger amounts to clients on our platform, where we charge a lower rate on billings, and freelancers that have billed clients less on our platform, where we charge a higher rate on billings;

•

spending patterns of clients, including whether those clients that use our platform frequently, or for larger projects, reduce their spend, stop using our platform, or change their method of payment to us;

•	the disbursement methods chosen by freelancers;

•

seasonal spending patterns by clients or work patterns by freelancers and seasonality in the labor market, including the number of business days in any given quarter or local, national, or international holidays;

•	fluctuations in the prices that freelancers charge clients on our platform;

•	fluctuations in the mix in payment provider costs;

•	changes to our pricing model;

•	our ability to introduce new products and services and enhance existing products and services;

•	our ability to generate significant revenue from new products and services;

•	our ability to respond to competitive developments, including new and emerging competitors, pricing changes, and the introduction of new products and services by our competitors;

•	the productivity of our sales force;

•	changes in the mix of products and services that enterprise clients or other users demand;

•	the length and complexity of our sales cycles;

•	the episodic nature of freelance work;

•	the cost to develop and upgrade our platform to incorporate new technologies;

•	the impact of outages of our platform and associated reputational harm;

•

changes to financial accounting standards and the interpretation of those standards that may affect the way we recognize and report our financial results, including changes in accounting rules governing recognition of revenue;

•	potential costs to attract, onboard, retain, and motivate qualified talent to perform services for us;

•	increases in, and timing of, operating expenses that we may incur to grow and expand our operations and to remain competitive;

•	costs related to the acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs;

•	security or privacy breaches and associated remediation costs and reputational harm;

•	litigation and adverse judgments, settlements, or other litigation-related costs;

•

changes in the common law, statutory, legislative, or regulatory environment, such as with respect to privacy, wage and hour regulations, worker classification (including classification of independent contractors or similar service providers and classification of employees as exempt or non-exempt), internet regulation, payment processing, global trade, or tax requirements;

•	operating lease expenses and other real estate expenses;
•	fluctuations in transaction losses;
•	fluctuations in currency exchange rates;

•	changes in the mix of countries in which our users are located, which impacts the amount of revenue we derive from foreign exchange;

•	the timing of stock-based compensation expense;

•	expenses incurred in connection with The Upwork Foundation initiative; and

•	general economic and political conditions and government regulations in the countries where we currently have significant numbers of users or where we currently operate or may expand in the future.

The impact of one or more of the foregoing and other factors may cause our operating results to vary significantly. As such, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future performance. If we fail to meet or exceed the expectations of investors or securities analysts, then the trading price of our common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.

Because we derive the substantial majority of our revenue from our marketplace offerings, with most of our marketplace revenue derived from our Upwork Standard offering, our inability to generate revenue from our marketplace offerings would adversely affect our business, operating results, financial condition, and growth prospects.

Currently, we derive and expect to continue to derive, in the near future, the substantial majority of our revenue from our marketplace offerings, with most of our marketplace revenue derived from our Upwork Standard offering. As such, market acceptance of our marketplace offerings is critical to our continued success. Demand for our marketplace offerings is affected by a number of factors beyond our control, including the timing of development and release of new products and services by our competitors, our ability to respond to technological change and to innovate and grow, contraction in our market, and the other risks identified herein. If we are unable to continue to meet user demands, to expand the categories of services offered on our platform, or to achieve more widespread market acceptance of our marketplace offerings, our business operations, financial results, and growth prospects could be adversely affected.

We may be subject to new and existing laws and regulations, both in the United States and internationally.

We are subject to a wide variety of foreign and domestic laws. Laws, regulations, and standards governing issues that may affect us, such as worker classification, employment, payments, worker confidentiality obligations and whistleblowing, intellectual property, consumer protection, taxation, privacy, and data security are often complex and subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal and state administrative agencies. Many of these laws were adopted prior to the advent of the internet and mobile and related technologies and, as a result, do not contemplate or address the unique issues of the internet, mobile, and related technologies. Other laws and regulations may be adopted in response to internet, mobile, and related technologies. New and existing laws and regulations (or changes in interpretation of existing laws and regulations), including those concerning worker classification, independent contractors, employment, payments, whistleblowing and worker confidentiality obligations, intellectual property, consumer protection, taxation, privacy, data security, benefits, unionizing and collective action, arbitration agreements and class action waiver provisions, terms of service, website accessibility, background checks (such as the Fair Credit Reporting Act, 15 U.S.C. § 1681), and escheatment, may also be adopted, implemented, or interpreted to apply to us and other online services marketplaces. As our platform’s geographical scope expands and as we expand the categories of services offered on our platform, regulatory agencies or courts may claim that we, or our users, are subject to additional requirements, or are prohibited from conducting our business or conducting business with us in or with certain jurisdictions, either generally or with respect to certain services. It is also possible that certain provisions in agreements with our service providers or between freelancers and clients may be found to be unenforceable or not compliant with applicable law.

Recent financial, political, and other events may increase the level of regulatory scrutiny on larger companies, technology companies in general, and companies engaged in dealings with independent contractors or payments in particular. Regulatory agencies may enact new laws or promulgate new regulations that are adverse to our business, or they may view matters or interpret laws and regulations differently than they have in the past or in a manner adverse to our business or the interests of our users. Such regulatory scrutiny or action may create different or conflicting obligations on us from one jurisdiction to another.

Our success, or perceived success, and increased visibility may also drive some businesses that view our business model to be a threat to raise concerns about our business model to local policymakers and regulators. These businesses and their trade association groups or other organizations may take actions and employ significant resources to shape the legal and regulatory regimes in countries where we have, or may seek to have, a significant number of users in an effort to change such legal and regulatory regimes in ways intended to adversely affect or impede our business and the ability of users to utilize our platform.

As we look to expand our international footprint over time, we may become obligated to comply with additional laws and regulations of the countries or markets in which we operate or have users. If we are found to be subject to new or existing laws and regulations, contractual provisions that are designed to protect and mitigate against risks, including terms of service, arbitration and class action waiver provisions, disclaimers of warranties, limitations of liabilities and indemnification provisions, could be deemed unenforceable as to the application of these laws and regulations by a court, arbitrator or other decision-making body. If we are unable to comply with these laws and regulations or manage the complexity of global operations and supporting an international user base successfully or in a cost-effective manner, our business, operating results, and financial condition could be adversely affected.

We face intense competition and could lose market share to our competitors, which could adversely affect our business, financial condition, and operating results.

The market for freelancers and the clients that engage them is highly competitive, rapidly evolving, fragmented, and subject to changing technology, shifting needs, and frequent introductions of new competitors as well as new products and services. We compete with a number of online and offline platforms and services domestically and internationally to attract and retain users. Our main competitors fall into the following categories:

•	traditional contingent workforce and staffing service providers and other outsourcing providers, such as The Adecco Group, Randstad, Recruit, ManpowerGroup, and Robert Half International;

•	online freelancer platforms that serve either a diverse range of skill categories, such as Fiverr and Freelancer.com, or specific skill categories;

•

other online providers of products and services for individuals or businesses seeking work or to advertise their services, including personal and professional social networks, such as LinkedIn and GitHub (each owned by Microsoft), employment marketplaces, recruiting websites, and project-based deliverable providers;

•	software and business services companies focused on talent acquisition, management, invoicing, or staffing management products and services;

•	payment businesses, such as PayPal and Payoneer, that can facilitate payments to and from businesses and service providers;

•	businesses that provide specialized, professional services, including consulting, accounting, marketing, and information technology services; and

•	online and offline job boards, classified ads, and other traditional means of finding work and service providers, such as Craigslist, CareerBuilder, Indeed, Monster, and ZipRecruiter.

In addition, well-established internet companies, such as Google, LinkedIn, and Amazon, and social media platforms, such as Facebook, have entered or may decide to enter into our market segment, and some of these companies have launched products and services that directly compete with our platform. For example, in 2016, LinkedIn launched ProFinder, its service to connect LinkedIn members with one another for freelance service relationships.

Internationally, we compete against online and offline channels and products and services in most countries. Local competitors might have greater brand recognition than us in their local country and a stronger understanding of local culture and commerce. They may also offer their products and services in local languages and currencies that we do not offer. As our business grows internationally, we may increasingly compete with these international companies. We also compete against locally-sourced service providers and traditional, offline means of finding work and procuring services, such as personal and professional networks, classified ads, recruiters, and staffing businesses.

In the future, we may also compete with companies that utilize emerging technologies, such as blockchain, augmented reality, and machine learning. Many of the companies and services that utilize these technologies in our market are still new and not yet fully mature in their capabilities or network scale. However, we may face increased competition should these companies and services succeed. These competitors may offer products and services that may, among other things, provide automated alternatives to the services that freelancers provide on our platform or change the way that businesses engage or pay service providers so as to make our platform less attractive to users.

Many of our current and potential competitors, both online and offline, enjoy substantial competitive advantages, such as greater name recognition, longer operating histories, greater financial, technical, and other resources, and, in some cases, the ability to rapidly combine online platforms with traditional staffing and contingent worker solutions. These companies may use these advantages to offer products and services similar to ours at a lower price, develop different or superior products and services to compete with our platform, or respond more quickly and effectively than we do to new or changing opportunities, technologies, standards, regulatory conditions, or user preferences or requirements. In addition, while we compete intensely in more established markets, we also compete in developing technology markets that are characterized by dynamic and rapid technological change, many and different business models, and frequent disruption of incumbents by innovative online and offline entrants. The barriers to entry into these markets can be low, and businesses easily can launch online or mobile platforms and applications quickly and at nominal cost by using commercially available software or partnering with various established companies in these markets. For all of these reasons, we may not be able to compete successfully against our current and future competitors.

Moreover, current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others, including our current or future third-party partners. By doing so, these competitors may increase their ability to meet the needs of existing or prospective users. These developments could limit our ability to obtain revenue from existing and new users. If we are unable to compete successfully against current and future competitors, our business, operating results, and financial condition would be adversely impacted.

If we fail to develop, maintain, and enhance our brand and reputation cost-effectively, our business and financial condition may be adversely affected.

The Upwork brand did not exist before 2015, but we believe that developing, maintaining, and enhancing awareness and integrity of our brand and reputation in a cost-effective manner are important to achieving widespread acceptance and use of our platform and are important elements in attracting new users and retaining existing users. Successful promotion of our brand and our business model depends on, among other things, the effectiveness of our marketing efforts, our ability to provide a reliable, trustworthy, and useful platform at competitive prices, the perceived value of our platform, and our ability to provide quality support. In order to reach brand awareness levels of our competitors, we will need to continuously invest in marketing programs that may not be successful in achieving meaningful awareness levels. Further, brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building and maintaining our brand and reputation. For example, in the nine months ended September 30, 2018 and 2017, we increased investment in offline advertising in certain markets to increase our brand awareness, and it is not certain that these investments will have a positive impact on our brand or will be cost effective. In order to protect our brand, we also expend substantial resources to register and defend our trademarks and to prevent others from using the same or substantially similar marks. Despite these efforts, we may not always be successful in registering and preventing misappropriation of our own marks and other intellectual property or preventing registration of confusingly similar marks, and we may suffer dilution, loss of reputation, or other harm to our brand. We also rely on our community of users in a variety of ways, including their willingness to give us feedback regarding our platform, and failure of our users to provide positive feedback on their experience on our platform could negatively impact the willingness of prospective users to use our platform. If we fail to promote and maintain our brand successfully or to maintain loyalty among our users, or if we incur substantial expenses in unsuccessful attempts to promote and maintain our brand, we may fail to attract new users or retain our existing users and our business and financial condition may be adversely affected.

There may be adverse tax, legal, and other consequences if the contractor classification or employment status of freelancers that use our platform is challenged.

Clients are generally responsible for properly classifying the freelancers they engage through our platform under the terms of our user agreement. Some clients opt to classify freelancers as employees for certain assignments, while many freelancers are classified as independent contractors.

We offer an optional service to our Upwork Enterprise clients, for which we help classify freelancers as employees of third-party staffing providers or independent contractors. For clients that subscribe to this service, subject to applicable law and the terms of our agreement with the client, we indemnify clients from misclassification risk and make warranties to the client (e.g., as to compliance with applicable laws). In addition, we offer a number of other premium services where we provide increased assistance to enable users to find and contract with one another. Third-party staffing providers employ freelancers classified as employees for clients, and failure of these staffing providers to comply with all legal and tax requirements could adversely affect our business. We also use our platform to find, classify, and engage freelancers to provide services for us or for our managed services offering. In general, were a court or administrative agency to determine that we or clients that use our platform have misclassified a freelancer as an independent contractor, we and/or our users could incur tax and other liabilities for failing to properly withhold or pay taxes on the freelancer’s compensation as well as potential wage and hour and other liabilities depending on the circumstances and jurisdiction. Although we maintain insurance policies covering liability for certain claims, we cannot be certain that our coverage will extend to or be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

There is often uncertainty in the application of worker classification laws, and consequently there is risk to us and to users, both freelancers and clients, that independent contractors could be deemed to be misclassified under applicable law. The tests governing whether a service provider is an independent contractor or an employee are typically highly fact sensitive and vary by governing law. Laws and regulations that govern the status and misclassification of independent contractors are also subject to change as well as to divergent interpretations by various authorities, which can create uncertainty and unpredictability. A misclassification determination or allegation creates potential exposure for users and for us, including but not limited to monetary exposure arising from or relating to failure to withhold and remit taxes, unpaid wages, and wage and hour laws and requirements (such as those pertaining to minimum wage and overtime); claims for employee benefits, social security, workers’ compensation and unemployment; claims of discrimination, harassment, and retaliation under civil rights laws; claims under laws pertaining to unionizing, collective bargaining, and other concerted activity; and other claims, charges, or other proceedings under laws and regulations applicable to employers and employees, including risks relating to allegations of joint employer liability. Such claims could result in monetary damages (including but not limited to wage-based damages or restitution, compensatory damages, liquidated damages, and punitive damages), interest, fines, penalties, costs, fees (including but not limited to attorneys’ fees), criminal and other liability, assessment, or settlement. Such an allegation, claim, or adverse determination, including but not limited to with respect to the freelancers that provide services to us, or the requirement for us to indemnify a client, could also harm our brand and reputation, which could adversely impact our business. While these risks are mitigated, in part, by our contractual rights of indemnification against third-party claims, such indemnification agreements could be determined to be unenforceable, could be costly to enforce or ineffective, or indemnification may otherwise prove inadequate.

Because a substantial portion of the services offered on our platform is information technology services, a decline in the market for information technology service providers could adversely affect our business.

A significant portion of the services offered by freelancers on our platform relate to information technology. If, for any reason, the market for information technology services declines, including as a result of global economic conditions, automation, increased use of artificial intelligence, or otherwise, or if need for these services slows or businesses satisfy their needs for these services through alternative means, the growth in the number of users of our platform may slow or decline and as a result our revenue and business may be adversely impacted.

Future changes to our pricing model could adversely affect our business.

We implemented a significant change to our pricing model in 2016, which has contributed to GSV having grown at a faster rate than revenue in recent periods, and we may from time to time decide to make further changes to our pricing model due to a variety of reasons, including changes to the market for our products and services, and as competitors introduce new products and services. Changes to any components of our pricing model may, among other things, result in user dissatisfaction and could lead to a loss of users on our platform and could negatively impact our operating results, financial condition, and cash flows.

Adverse or changing economic conditions may negatively impact our business.

Our business depends on the overall demand for labor and on the economic health of current and prospective clients that use our platform. Any significant weakening of the economy in the United States or Europe or of the global economy, more limited availability of credit, a reduction in business confidence and activity, decreased government spending, economic uncertainty, financial turmoil affecting the banking system or financial markets, a more limited market for independent professional service providers or information technology services, and other adverse economic or market conditions may adversely impact our business and operating results. Global economic and political events or uncertainty may cause some of our current or potential clients to curtail spending on our platform, and may ultimately result in new regulatory and cost challenges to our operations. These adverse conditions could result in reductions in revenue, increased operating expenses, longer sales cycles, slower adoption of new technologies, and increased competition. There is also risk that when overall global economic conditions are positive, our business could be negatively impacted by a decreased demand for freelancers. We cannot predict the timing, strength, or duration of any economic slowdown or any subsequent recovery generally. If the conditions in the general economy significantly deviate from present levels, our business, financial condition, and operating results could be adversely affected.

Users may circumvent our platform, which could adversely impact our business.

Our business depends on users transacting through our platform. Despite our efforts to prevent them from doing so, users may circumvent our platform and engage with or pay each other through other means to avoid the fees that we charge on our platform. The loss of revenue associated with circumvention of our platform could have an adverse impact on our business, cash flows, operating results, and financial condition.

We face payment and fraud risks that could adversely impact our business.

Requirements on our platform relating to user authentication and fraud detection are complex. If our security measures do not succeed, our business may be adversely impacted. In addition, bad actors around the world use increasingly sophisticated methods to engage in illegal activities involving personal information, such as unauthorized use of another’s identity or payment information, unauthorized acquisition or use of credit or debit card details and bank account information, and other fraudulent use of another’s identity or information. This could result in any of the following, each of which could adversely impact our business:

•

we may be, and we historically have been, held liable for the unauthorized use of an account holder’s credit card or bank account number and required by card issuers or banks to return the funds at issue and pay a chargeback or return fee, and if our chargeback or return rate becomes excessive, credit card networks may also require us to pay fines or other fees and the California Department of Business Oversight (the “DBO”) may require us to hold larger cash reserves;

•

we may be subject to additional risk and liability exposure, including negligence, fraud, or other claims, if employees or third-party service providers, including freelancers that provide services to us, misappropriate our banking or other information or user information for their own gain or facilitate the fraudulent use of such information;

•

bad actors may use our platform, including our payment processing and disbursement methods, to engage in unlawful or fraudulent conduct, such as money laundering, terrorist financing, fraudulent sale of services, bribery, breaches of security, leakage of data, piracy or misuse of software and other copyrighted or trademarked content, and other misconduct;

•

users of our website who are subjected or exposed to the unlawful or improper conduct of other users or other third parties, including law enforcement, may seek to hold us responsible for the conduct of other users and may lose confidence in our platform, decrease or cease use of our platform, seek to obtain damages and costs, or impose fines and penalties;

•

we may be subject to additional risk if clients fail to pay freelancers for services rendered, as freelancers may seek to hold us responsible for the clients’ conduct and may lose confidence in our platform, may decrease or cease use of our platform, or seek to obtain damages and costs;

•

if freelancers misstate their qualifications or location, provide misinformation, perform services they are not qualified or authorized to provide, produce insufficient or defective work product, or work product with a viral or other harmful effect, clients or other third parties may seek to hold us responsible for the freelancers’ acts or omissions and may lose confidence in our platform, decrease or cease use of our platform, or seek to obtain damages and costs; and

•	we may suffer reputational damage as a result of the occurrence of any of the above.

Despite measures we have taken to detect and reduce the risk of this kind of conduct, we do not have control over users of our platform and cannot ensure that any of our measures will stop illegal or improper uses of our platform. We have received in the past, and may receive in the future, complaints from clients, freelancers, and other third parties concerning misuse of our platform. We have also brought claims against clients and other third parties for their misuse of our platform, and may be required to bring similar claims in the future. Even if these claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.

We may be subject to escrow, payment services, and money transmitter regulations that may adversely affect our business.

Our subsidiary, Upwork Escrow Inc., is licensed as an internet escrow agent under California’s Escrow Law and is subject to regulations applicable to internet escrow agents promulgated by the DBO. As of September 30, 2018, there have been two instances in which we have received inquiries from regulatory authorities inquiring whether we are engaging in payment activities through Upwork Escrow or oDesk, which is now Upwork Global Inc., which require a license in the applicable jurisdiction. In April 2013, we received an inquiry from the Washington Department of Financial Institutions, which was resolved in our favor in December 2013. In July 2013, oDesk received an inquiry from the DBO, which was favorably resolved in connection with the combination of Elance and oDesk in 2014.

Although we believe that our operations comply with existing U.S. federal and state, and international laws and regulatory requirements related to escrow, money transmission, and the handling or moving of money, the laws or regulations may change, and interpretations of existing laws and regulations may also change. As a result, Upwork Escrow or Upwork Global could be required to be licensed as an escrow agent or a money transmitter (or other similar licensee) in U.S. states or other jurisdictions or may choose to obtain such a license even if not required. Such a decision could also require Upwork Escrow or Upwork Global to register as a money services business under federal laws and regulations. It is also possible that Upwork Escrow or Upwork Global could become subject to regulatory enforcement or other proceedings in those states or other jurisdictions with escrow, money transmission, or other similar statutes or regulatory requirements related to the handling or moving of money, which could in turn have a significant impact on our business, even if we were to ultimately prevail in such proceedings. Upwork Escrow or Upwork Global may also be required to become licensed as a payment institution (or other similar license) under the European Payment Services Directive or other international laws and regulations. Any developments in the laws or regulations related to escrow, money transmission, or the handling or moving of money, or increased scrutiny of our business may lead to additional compliance costs and administrative overhead.

The application of laws and regulations related to escrow, money transmission, and the handling or moving of money is subject to significant complexity and uncertainty, particularly as those laws relate to new and evolving business models. If Upwork Escrow or Upwork Global is ultimately deemed to be in violation of one or more escrow or money transmitter or other similar statutes or regulatory requirements related to the handling or moving of money in any U.S. state or other jurisdiction, we may be subject to the imposition of fines or restrictions on our business, our ability to offer some or all of our services in the relevant jurisdiction may be suspended, and we may be subject to civil liability or criminal liability and our business, operating results, and financial condition could be adversely affected.

Having an international community of users and engaging freelancers internationally exposes us to risks that could have an adverse effect on our business, operating results, and financial condition.

Even though we currently have a limited physical presence outside of the United States, our users have a global footprint that subjects us to the risks of being found to do business internationally. We have users on our platform located in over 180 countries, including some emerging markets where we have limited experience, where challenges can be significantly different from those we have faced in more developed markets, and where business practices may create greater internal control risks. Further, certain skills and services are offered by freelancers concentrated in countries with higher risks of instability and geopolitical uncertainty, like Russia and Ukraine. In addition, we engage freelancers located in many countries to provide services for our managed services offering and to us for internal projects. Because our website is generally accessible by users worldwide, one or more jurisdictions may claim that we or our users are required to comply with their laws. Laws outside of the United States regulating internet, payments, escrow, privacy, taxation, terms of service, website accessibility, consumer protection, intellectual property ownership, services intermediaries, labor and employment, wage and hour, worker classification, background checks, and recruiting and staffing companies, among others, which could be interpreted to apply to us, are often less favorable to us than those in the United States, giving greater rights to competitors, users, and other third parties. Compliance with international laws and regulations may be more costly than expected, may require us to change our business practices or restrict our service offerings, and the imposition of any such laws or regulations on us, our users, or third parties that we or our users utilize to provide or use our services, may adversely impact our revenue and business. In addition, we may be subject to multiple overlapping legal or regulatory regimes that impose conflicting requirements which could lead to additional compliance costs and enhanced legal risks.

Risks inherent in conducting business with an international user base and engaging freelancers globally include, but are not limited to:

•	being deemed to conduct business or have operations in the jurisdictions where we have users and being subject to their laws and regulatory requirements;

•	new or changed regulatory requirements;

•	varying worker classification standards and regulations;

•	organizing or similar activity by local unions, works councils, or similar labor organizations;

•	tariffs, export and import restrictions, restrictions on foreign investments, sanctions, and other trade barriers or protection measures;

•	costs of localizing services, including adding the ability for clients to pay in local currencies;

•	lack of acceptance of localized services;

•	difficulties in and costs of staffing, managing, and operating international operations or support functions;

•	tax issues;

•	weaker intellectual property protection;

•	economic weakness or currency related challenges or crises;

•

the cost and burden of complying with a wide variety of laws that may be deemed to apply to us, including those relating to labor and employment matters (including but not limited to requirements with respect to works councils or similar labor organizations), consumer and data protection, privacy, network security, encryption, data residency, and taxes, as well as securing expertise in local law and related practices;

•	our ability to adapt to sales practices and client requirements in different cultures;

•	fluctuations in foreign currency exchange rates;

•	compliance with U.S. and foreign laws designed to combat money laundering and the financing of terrorist activities;

•	corporate or state-sponsored espionage or cyberterrorism;

•	macroeconomic conditions in certain foreign jurisdictions; and

•	political instability and security risks in countries where we have users.

The risks described above may also make it difficult for us to expand our operations internationally. Analysis of, and compliance with, global laws and regulations may substantially increase our cost of doing business. We may be unable to keep current with changes in laws and regulations as they develop. Although we have implemented policies and procedures designed to analyze whether these laws apply and, if applicable, support compliance with these laws and regulations, there can be no assurance that we will always maintain compliance or that all of our employees, contractors, partners, users, and agents will comply. Any violations could result in enforcement actions or other proceedings, fines, civil and criminal penalties, damages, interest, costs and fees (including but not limited to legal fees), injunctions, loss of intellectual property rights, or reputational harm. If we are unable to comply with these laws and regulations or manage the complexity of global operations and supporting an international user base successfully and in a cost-effective manner, our business, operating results, and financial condition could be adversely affected.

If we are unable to maintain our payment partner relationships, or if our payment partners encounter business difficulties, our business could be adversely affected.

Our payment partners consist of payment processors and disbursement partners. We rely on banks and card processors to provide clearing, processing, and settlement functions for the funding of all transactions on our platform. We also rely on a network of disbursement partners to disburse funds to users.

Our payment partners are critical to our business. In order to maintain these relationships, we have in the past been, and may in the future be, forced to agree to terms that are unfavorable to us. If we are unable to maintain our agreements with current payment partners on favorable terms, or we are unable to enter into new agreements with new payment partners, our ability to disburse transactions and our revenue and business may be adversely affected. This could occur for a number of reasons, including the following:

•	our payment partners may be unable to effectively accommodate changing service needs, such as those which could result from rapid growth or higher volume;

•	our payment partners could choose to terminate or not renew their agreements with us, or only be willing to renew on different or less advantageous terms;

•	our payment partners could reduce the services provided to us, cease doing business with us, or cease doing business altogether;

•

our payment partners could be subject to delays, limitations, or closures of their own businesses, networks, or systems, causing them to be unable to process payments or disburse funds for certain periods of time; or

•

we may be forced to cease doing business with payment processors if card association operating rules, certification requirements and laws, regulations, or rules governing electronic funds transfers to which we are subject change or are interpreted to make it difficult or impossible for us to comply.

We have experienced growth in recent periods and expect to continue to invest in our growth for the foreseeable future. If we are unable to manage our growth effectively, our revenue and profits could be adversely affected.

We have experienced growth in a relatively short period of time. For example, our total revenue for the nine months ended September 30, 2018 was $186.0 million, representing a period-over-period growth rate of 26% over the same period in 2017. We plan to continue to expand our operations and personnel significantly. Sustaining our growth will place significant demands on our management as well as on our administrative, operational, and financial resources. To manage our growth, we must continue to improve our operational, financial, and management information systems; expand, motivate, and effectively manage our workforce; and effectively collaborate with our third-party partners. If we are unable to manage our growth successfully without compromising our quality of service or our profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, operating results, financial condition, and ability to successfully market our platform and serve our users could be adversely affected.

Our recent and historical growth should not be considered indicative of our future performance. We have encountered in the past, and will encounter in the future, risks, challenges, and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks, challenges, and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our financial condition and operating results could differ materially from our expectations, our growth rates may slow, and our business would be adversely impacted.

Our sales efforts are increasingly targeted at large enterprise clients, and as a result we may encounter greater pricing, implementation, and customization challenges, and we may have to delay revenue recognition for more complicated transactions, all of which could adversely impact our business and operating results.

Our sales efforts are increasingly targeted at large enterprise clients, and as a result, we face greater costs, longer sales cycles, and less predictability in completing some of our sales and in increasing spend by existing clients. For larger clients, use of our platform may require approvals by multiple departments and executive-level personnel and require us to provide greater levels of services and client education regarding the uses, benefits, security, privacy, worker classification, payments, and compliance services offered on our platform. Larger enterprises typically have longer decision-making and implementation cycles and may demand more customization, higher levels of support, a broader range of services, and greater payment flexibility. In addition, larger enterprises may require greater functionality and scalability and acceptance provisions that can lead to a delay in revenue recognition. We are often required to spend time and resources to better familiarize potential enterprise clients with the value propositions of our platform generally. Despite our efforts in familiarizing potential enterprise clients with the benefits of our platform, some potential enterprise clients may decide not to use our platform if, among other reasons, they do not feel that their procurement or compliance needs are or will be met. It is more difficult to find sales personnel with the specific skills and technical knowledge needed to sell our Upwork Enterprise offering and other premium offerings. Even if we are able to hire qualified personnel, doing so may be costly. As a result of these factors, sales opportunities with large enterprises may require us to devote greater sales and administrative support and professional services resources to individual clients, which could increase our costs, lengthen our sales cycle, and divert our own sales and professional services resources to a smaller number of larger clients. We may spend substantial time, effort, and money in our sales efforts without being successful in producing sales or growing client spend.

Even if we reach agreement with an enterprise client to use our platform, the agreement may not be on pricing or other terms that are favorable to us. Moreover, a significant portion of the fees we typically receive from enterprise clients is contingent on the level of spend by the client. If an enterprise client negotiates pricing terms that are not favorable to us, does not engage freelancers on our platform, or uses freelancers for projects of nominal value, our revenue from the relationship may be minimal.

We also have in the past agreed, and may in the future agree, to take on additional risk for worker classification, privacy, security, work product, payments, or other services for larger clients, or to other terms that are unfavorable to us in order to secure a client’s business or increase their spend. All these factors can add further risk to business conducted with these clients even after a successful sale.

Our revenue growth and ability to achieve and sustain profitability will depend in part on being able to expand our sales force and increase the productivity of our sales force.

We have only recently begun generating revenue from our Upwork Enterprise offering and other premium offerings. In order to increase our revenue from these offerings and achieve and sustain profitability, we must increase the size of our sales force and generate additional revenue from new and existing users.

There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of sales and sales support personnel to support our growth. New sales personnel require significant training and can take a number of months to achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect and if our new sales personnel do not become fully productive on the timelines that we have projected, or at all, our revenue will not increase at anticipated rates, or at all, and our ability to achieve long-term projections may be negatively impacted. We may also be unable to hire or retain a sufficient number of qualified sales personnel. Furthermore, hiring sales personnel in new markets requires additional costs that we may not recover if the sales personnel fail to achieve full productivity. If we are unable to hire and train a sufficient number of effective sales personnel, or if our sales personnel are not successful in obtaining new business or increasing sales to our existing user base, our business will be adversely affected.

Our user growth and engagement on mobile devices depend upon effective operation with mobile operating systems, networks, and standards that we do not control.

Mobile devices are increasingly used for marketplace transactions. A significant and growing portion of our users access our platform through mobile devices. There is no guarantee that popular mobile devices will continue to support our platform, that the use of mobile devices for marketplace transactions will be available on commercially reasonable terms, or that mobile device users will use our platform rather than competing products. We are dependent on the interoperability of our platform with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems that degrade the functionality of our website or applications or give preferential treatment to competitors could adversely affect our platform’s usage on mobile devices. Additionally, in order to deliver high-quality mobile products, it is important that our products are designed effectively and work well with a range of mobile devices, technologies, systems, networks, and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these devices, technologies, systems, networks, or standards. In the event that it is more difficult for our users to access and use our platform on their mobile devices or users find our mobile offering does not effectively meet their needs, our competitors develop products and services that are perceived to operate more effectively on mobile devices, or if our users choose not to access or use our platform on their mobile devices or use mobile products that do not offer access to our platform, our user growth, user engagement, and business could be adversely impacted.

If internet search engines’ methodologies or other channels that we utilize to direct traffic to our website are modified, or our search result page rankings decline for other reasons, our user growth could decline.

We depend in part on various internet search engines, such as Google and Bing, as well as other channels to direct a significant amount of traffic to our website. Our ability to maintain the number of visitors directed to our website is not entirely within our control. For example, our competitors’ search engine optimization and other efforts may result in their websites receiving a higher search result page ranking than ours, internet search engines or other channels that we utilize to direct traffic to our website could revise their methodologies in a manner that adversely impacts traffic to our website, or we may make changes to our website that adversely impact our search engine optimization rankings and traffic. As a result, links to our website may not be prominent enough to drive sufficient traffic to our website, and we may not be able to influence the results.

We may experience a decline in traffic to our website if third-party browser technologies are changed, or search engine or other channels that we utilize to direct traffic to our website change their methodologies or rules, to our disadvantage. We expect the search engines and other channels that we utilize to drive users to our website to continue to periodically change their algorithms, policies, and technologies. These changes may result in an interruption in users’ ability to access our website or impair our ability to maintain and grow the number of users who visit our website. We may also be forced to significantly increase marketing expenditures in the event that market prices for online advertising and paid listings escalate or our organic ranking decreases. Any of these changes could have an adverse impact on our business and operating results.

If we or our third-party partners experience a security breach and unauthorized parties obtain access to our users’ data, our data, or our platform, networks, or other systems, our platform may be perceived as not being secure, our reputation may be harmed, demand for our platform may be reduced, our operations may be disrupted, we may incur significant legal liabilities, and our business could be adversely affected.

Our business involves the storage, processing, and transmission of users’ proprietary, confidential, and personal information as well as the use of third-party partners who store, process, and transmit users’ proprietary, confidential, and personal information. We also maintain certain other proprietary and confidential information relating to our business and personal information of our personnel. Any security breach or incident that we experience could result in unauthorized access to, misuse of, or unauthorized acquisition of our or our users’ data, the loss, corruption, or alteration of this data, interruptions in our operations, or damage to our computers or systems or those of our users. Any of these could expose us to claims, litigation, fines, potential liability, and reputational harm. An increasing number of online services have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their services. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target, we and our third-party partners may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our or our third-party partners’ security occurs, public perception of the effectiveness of our security measures and brand could be harmed, and we could lose users and business. Data security breaches and other data security incidents may also result from non-technical means, for example, actions by employees or contractors, such as freelancers that we engage on our platform to perform services for us. Any compromise of our or our third-party partners’ security could result in a violation of applicable privacy and other laws, regulatory or other governmental investigations, enforcement actions, and legal and financial exposure, including potential contractual liability that is not always limited to the amounts covered by our insurance. Any such compromise could also result in damage to our reputation and a loss of confidence in our security measures. Any of these effects could adversely impact our business.

Our and our third-party partners’ systems may be vulnerable to computer viruses and other malicious software, physical or electronic break-ins, or weakness resulting from intentional or unintentional service provider actions, and similar disruptions that could make all or portions of our website or applications unavailable for periods of time. We may need to expend significant resources to protect against, and to address issues created by, security breaches and other incidents. Security breaches and other security incidents, including any breaches of our security measures or those of parties with which we have commercial relationships (e.g., freelancers or other third-party service providers who provide development or other services to us) that result in the unauthorized access of users’ confidential, proprietary or personal information, or the belief that any of these have occurred, could damage our reputation and expose us to a risk of loss or litigation and possible liability. Significant unavailability of our platform due to attacks could cause users to cease using our platform and adversely affect our business. Although we maintain cyber liability insurance, we cannot be certain our coverage will be adequate for liabilities actually incurred or will continue to be available to us on reasonable terms, or at all.

We rely on Amazon Web Services to deliver our platform to our users, and any disruption of service from Amazon Web Services or material change to our arrangement with Amazon Web Services could adversely affect our business. We are also subject to litigation as a result of our use of Amazon Web Services.

We currently host our platform, serve our users, and support our operations using AWS, a provider of cloud infrastructure services. We do not have control over the operations of the facilities of AWS that we use. AWS’s facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures, and similar events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions to our platform. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism, and other misconduct. Our platform’s continuing and uninterrupted performance is critical to our success. Users may become dissatisfied by any system failure that interrupts our ability to provide our platform to them. We may not be able to easily switch our AWS operations to another cloud or other data center provider if there are disruptions or interference with our use of AWS, and, even if we do switch our operations, other cloud and data center providers are subject to the same risks. Sustained or repeated system failures would reduce the attractiveness of our platform to users, thereby reducing revenue. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our platform. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service.

AWS does not have an obligation to renew its agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements on commercially reasonable terms, our agreements are prematurely terminated, or we add additional infrastructure providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new data center providers. If these providers increase the cost of their services, we may have to increase the fees to use our platform and our operating results may be adversely impacted.

In addition, we and other customers of AWS have been subject to litigation by third parties claiming that AWS and basic HTTP functions infringe their patents. Although we expect Amazon to indemnify us with respect to at least a portion of such claims, the litigation may be time consuming, it may divert management’s attention, and, if Amazon failed to indemnify us, it may adversely impact our operating results.

Failure to comply with anti-corruption, anti-money laundering, and sanctions laws, including the FCPA and similar laws associated with our activities outside of the United States, could subject us to penalties and other adverse consequences.

We have voluntarily implemented an anti-money laundering program designed to address the risk of our platform being used to facilitate money laundering, terrorist financing, and other illicit activity. We also have policies, procedures, and sophisticated technology designed to comply with U.S. economic sanctions laws and prevent our platform from being used to facilitate business in countries, or with persons or entities, included on designated lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and equivalent foreign authorities. Although we have a program that we believe is reasonably designed to allow us to comply with applicable laws, rules, and regulations, we may still be subject to fines or other penalties in one or more jurisdictions levied by federal or state or local regulators, including state attorneys general, as well as those levied by foreign regulators in the event that we engage in any conduct, intentionally or not, that facilitates money laundering, terrorist financing, or other illicit activity, or that violates sanctions or otherwise constitutes sanctionable activity. Moreover, while we have implemented policies and procedures for compliance with OFAC regulations, including, among others, internet protocol-blocking logic designed to prevent users from using our services within the OFAC-sanctioned countries of North Korea, Syria, Iran, and the Crimea region of Ukraine, given the technical limitations in developing controls to prevent, among other things, the ability of users to place on our platform false or deliberately misleading information or to develop sanctions evasion methods, it is possible that we may inadvertently and without our knowledge provide services to individuals or entities that have been designated by OFAC or are located in a country subject to an embargo by the United States that may not be in compliance with the economic sanctions regulations administered by OFAC. A State Department advisory issued in July 2018 stated that “there are cases where North Korean companies exploit the anonymity provided by freelancing websites to sell their IT services to unwitting buyers.” Additionally, recent press reports have stated that North Korean operatives have used various social media applications and freelancing websites, including ours. Accordingly, although we have controls in place to detect and prevent such OFAC violations and our systems show no access from persons in North Korea, nor from any other OFAC-sanctioned jurisdictions, we may face higher levels of scrutiny by users, partners, and regulators due to the publishing of this advisory and such press reports. In addition to fines, penalties for failing to comply with applicable rules and regulations could include criminal and civil lawsuits, forfeiture of significant assets, or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny. In addition, any perceived or actual breach of compliance by us with respect to applicable laws, rules, and regulations could have a significant impact on our reputation and could cause us to lose existing users, prevent us from obtaining new users, cause payment partners to choose to terminate or not renew their agreements with us, negatively impact investor sentiment about our company, require us to expend significant funds to remedy problems caused by violations and to avert further violations, and expose us to legal risk and potential liability, all of which may adversely affect our business, operating results, and financial condition and may cause the price of our common stock to decline. Further, even if we maintain proper controls and remain in compliance with OFAC regulations, should any of our competitors not implement sufficient OFAC controls and be found to have violated OFAC regulations, user perception of online freelance marketplaces in general may decrease and our business, brand, and reputation may be adversely affected.

We are also subject to the United States Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and the United Kingdom Bribery Act 2010, and may be subject to other anti-bribery, anti-money laundering, and sanctions laws in countries in which we conduct activities or have users. We face significant risks if we fail to comply with the FCPA and other anti-corruption laws that prohibit companies and their agents and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties, and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any advantage. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. We may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities, and we may be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. We have implemented an anti-corruption compliance policy, but we cannot ensure that all of our employees, users, and agents, as well as those contractors to which we outsource certain of our business operations, will not take actions in violation of our policies or agreements and applicable law, for which we may be ultimately held responsible.

Any violation of the FCPA, other applicable anti-corruption laws, and other applicable laws could result in investigations and actions by federal or state attorneys general or foreign regulators, loss of export privileges, severe criminal or civil fines and penalties or other sanctions, forfeiture of significant assets, whistleblower complaints, and adverse media coverage, which could have an adverse effect on our reputation, business, operating results, and prospects. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.

Errors, defects, or disruptions in our platform could diminish demand, adversely impact our financial results, and subject us to liability.

Our users utilize our platform for important aspects of their businesses, and any errors, defects, or disruptions in our platform, or other performance problems with our platform could harm our brand and reputation and may damage the businesses of users. We are also reliant on third-party software and infrastructure, including the infrastructure of the internet, to provide our platform. Any failure of or disruption to this software and infrastructure could also make our platform unavailable to our users. Our platform is constantly changing with new updates, which may contain undetected errors when first introduced or released. Any errors, defects, disruptions in service, or other performance or stability problems with our platform could result in negative publicity, loss of or delay in market acceptance of our platform, loss of competitive position, our inability to timely and accurately maintain our financial records, inaccurate or delayed invoicing of clients, delay of payment to us or freelancers, or claims by users for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help resolve the issue. Accordingly, any errors, defects, or disruptions in our platform could adversely impact our brand and reputation, revenue, and operating results.

Changes in laws or regulations relating to privacy or the protection or transfer of personal data, or any actual or perceived failure by us to comply with such laws and regulations or our privacy policies, could adversely affect our business.

We receive, collect, store, process, transfer, and use personal information and other user data. There are numerous federal, state, local, and international laws and regulations regarding privacy, data protection, information security, and the collection, storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other content, the scope of which are changing, subject to differing interpretations, and may be inconsistent among countries, or conflict with other laws and regulations. We are also subject to the terms of our privacy policies and obligations to third parties related to privacy, data protection, and information security. We strive to comply with applicable laws, regulations, policies, and other legal obligations relating to privacy, data protection, and information security to the extent possible. However, the regulatory framework for privacy and data protection worldwide is, and is likely to remain for the foreseeable future, uncertain and complex, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that we do not anticipate or that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Further, any significant change to applicable laws, regulations, or industry practices regarding the collection, use, retention, security, or disclosure of our users’ data, or their interpretation, or any changes regarding the manner in which the express or implied consent of users for the collection, use, retention, or disclosure of such data must be obtained, could increase our costs and require us to modify our services and features, possibly in a material manner, which we may be unable to complete in a cost-effective manner, or at all, and may limit our ability to store and process user data or develop new services and features.

We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, European legislators adopted the General Data Protection Regulation (“GDPR”), which became effective in May 2018, superseded existing European Union data protection legislation, imposes more stringent European Union data protection requirements, and provides for significant penalties for noncompliance. The GDPR created new compliance obligations applicable to our business, users and third-party partners, which could cause us to change our business practices, and increases financial penalties for noncompliance, including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million, whichever is higher, for the most serious violations. Additionally, in June 2018, California passed the California Consumer Privacy Act (“CCPA”), which provides new data privacy rights for consumers and new operational requirements for companies, effective in 2020. Fines for noncompliance may be up to $7,500 per violation. The costs of compliance with, and other burdens imposed by, the GDPR and CCPA may limit the use and adoption of our products and services and could have an adverse impact on our business. As a result, we may need to modify the way we treat such information. Further, the United Kingdom initiating a process to leave the European Union has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, although the United Kingdom has proposed a Data Protection Bill that would be substantially consistent with the GDPR, this bill remains in the legislative process in the United Kingdom and it remains unclear whether it will be enacted or what it will provide for if enacted.

Any failure or perceived failure by us to comply with our posted privacy policies, our privacy-related obligations to users or other third parties, or any other legal obligations or regulatory requirements relating to privacy, data protection, or information security may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our users to lose trust in us, and otherwise have an adverse effect on our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our platform.

Additionally, if third parties we work with violate applicable laws, regulations, or agreements, such violations may put our users’ data at risk, could result in governmental investigations or enforcement actions, fines, litigation, claims, or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our users to lose trust in us, and otherwise have an adverse effect on our reputation and business. Further, public scrutiny of or complaints about technology companies or their data handling or data protection practices, even if unrelated to our business, industry, or operations, may lead to increased scrutiny of technology companies, including us, and may cause government agencies to enact additional regulatory requirements, or to modify their enforcement or investigation activities, which may disrupt the conduct of our business and increase our costs and risks.

The applicability of sales, use, and other tax laws or regulations on our business is uncertain. Adverse tax laws or regulations could be enacted or existing laws could be interpreted as applying or otherwise applied to us or users of our platform, which could subject us or our users to additional tax liability and related interest and penalties, and adversely impact our business.

The application of federal, state, local, and international tax laws to services provided over the internet is evolving. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the internet and ecommerce. In addition, governments are increasingly looking for ways to increase revenue, which has resulted in discussions about tax reform and other legislative action to increase tax revenue, including through indirect taxes. New income, sales, use, value-added, or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time (possibly with retroactive effect), and could be applied solely or disproportionately to services provided over the internet or could otherwise affect our financial position and operating results. Many countries in the European Union, as well as a number of other countries and organizations, such as the Organization for Economic Cooperation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations. In addition, tax reform legislation commonly referred to as the Tax Act was enacted in the United States in December 2017. We continue to review the impact of these tax reforms on our business. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain.

We may also be subject to non-income taxes, such as payroll, sales, use, value-added, and goods and services taxes in the United States and various foreign jurisdictions. In certain jurisdictions, we collect and remit indirect taxes on our fees. However, tax authorities may raise questions about, challenge or disagree with our calculation, reporting, or collection of taxes and may require us to remit additional taxes and interest, and could impose associated penalties and fees. Should any new taxes become applicable, or if the taxes we pay are found to be deficient, our business could be adversely impacted. We have in the past been, and may in the future be, audited by tax authorities with respect to non-income taxes, and we may have exposure to additional non-income tax liabilities, which could have an adverse effect on our operating results and financial condition. In addition, our future effective tax rates could be favorably or unfavorably affected by changes in tax rates, changes in the valuation of our deferred tax assets or liabilities, the effectiveness of our tax planning strategies, or changes in tax laws or their interpretation. Such changes could have an adverse impact on our operating results and financial condition.

Moreover, state, local, and foreign tax jurisdictions have differing rules and regulations governing sales, use, value-added, and other taxes, and these rules and regulations can be complex and are subject to varying interpretations and enforcement positions that may change over time. Existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us (possibly with retroactive effect), which could require us or our users to pay additional tax amounts on prior sales and going forward, as well as require us or our users to pay fines, penalties, and interest for past amounts. Although our terms of service require our users to pay all applicable sales and other taxes and to indemnify us for any requirement that we pay any withholding amount to the appropriate authorities, our users may be unwilling or unable to pay back taxes and associated interest or penalties and may fail to indemnify us, we may determine that it would not be commercially feasible or cost-effective to seek reimbursement, or the indemnification obligation may be deemed unenforceable. If we are required to collect and pay back taxes and associated interest and penalties, or we are unsuccessful in collecting such amounts from our users, we could incur potentially substantial unplanned expenses, thereby adversely impacting our operating results and cash flows.

As a result of these and other factors, the ultimate amount of tax obligations owed may differ from the amounts recorded in our financial statements and any such difference may adversely impact our operating results in future periods in which we change our estimates of our tax obligations or in which the ultimate tax outcome is determined.

Failure to protect our intellectual property could adversely affect our business.

Our success depends in large part on our proprietary technology and data. We rely on various intellectual property rights, including patents, copyrights, trademarks, and trade secrets, as well as confidentiality provisions and contractual arrangements, to protect our proprietary rights. If we do not protect and enforce our intellectual property rights successfully or cost-effectively, our competitive position may suffer, which could adversely impact our operating results.

Our pending patent or trademark applications may not be approved, or competitors or others may challenge the validity, enforceability, or scope of our patents, the registrability of our trademarks, or the trade secret status of our proprietary information. There can be no assurance that additional patents will be issued or that any patents that are issued will provide significant protection for our intellectual property. In addition, our patents, copyrights, trademarks, trade secrets, and other intellectual property rights may not provide us a significant competitive advantage. There is no assurance that the particular forms of intellectual property protection that we seek, including business decisions about when to file patents or register or renew trademarks and when and how to maintain and protect trade secrets, will be adequate to protect our business.

Moreover, recent amendments to, developing jurisprudence regarding, and possible changes to intellectual property laws and regulations, including U.S. and foreign patent law, may affect our ability to protect and enforce our intellectual property rights. In addition, the laws of some countries do not provide the same level of protection for our intellectual property as do the laws of the United States. As our global reputation grows and/or we expand our international activities, our exposure to unauthorized copying and use of our platform and proprietary information will likely increase. Despite our precautions, our intellectual property is vulnerable to unauthorized access through employee or third-party error or actions, theft, cyber security incidents, and other security breaches and incidents. It is possible for third parties to infringe upon or misappropriate our intellectual property, to copy our platform, and to use information that we regard as proprietary to create products and services that compete with ours. Effective intellectual property protection may not be available to us in every country in which our platform is available. In addition, many countries limit the enforceability of patents against certain third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Further, certain countries impose additional conditions on the transfer of intellectual property rights from individuals to companies, which may make it more difficult for us to secure and maintain intellectual property protection in those countries. We may need to expend additional resources to defend our intellectual property rights domestically or internationally, which could be costly, time consuming, and distracting to management and could impair our business or adversely affect our domestic or international expansion. Moreover, we may not pursue or file patent applications or apply for registration of copyrights or trademarks in the United States and foreign jurisdictions in which we have a presence with respect to our potentially patentable inventions, works of authorship, and marks and logos for a variety of reasons, including the cost of procuring such rights and the uncertainty involved in obtaining adequate protection from such applications and registrations. If we cannot adequately protect and defend our intellectual property, we may not remain competitive, and our business, operating results, and financial condition may be adversely affected.

We enter into confidentiality and invention assignment or intellectual property ownership agreements with our employees and contractors and enter into confidentiality agreements with other parties. In addition, for employees of third-party staffing providers or other contractors, the employer enters into these agreements with individual workers. We cannot ensure that these agreements, or all the terms thereof, will be enforceable or compliant with applicable law, or otherwise effective in controlling access to, use of, and distribution of our proprietary information or in effectively securing exclusive ownership of intellectual property developed by our current or former employees and contractors. For example, when working with contractors, particularly those who are off-site, it may be more difficult to control use of confidential materials, increasing the risk that our source code or other confidential or trade secret information may be exposed. Further, these agreements with our employees, contractors, and other parties may not prevent other parties from independently developing technologies that are substantially equivalent or superior to our platform.

We may need to spend significant resources securing and monitoring our intellectual property rights, and we may or may not be able to detect infringement by third parties. Our competitive position may be adversely impacted if we cannot detect infringement or enforce our intellectual property rights quickly or at all. In some circumstances, we may choose not to pursue enforcement because an infringer has a dominant intellectual property position or for other business reasons. In addition, competitors might avoid infringement by designing around our intellectual property rights or by developing non-infringing competing technologies. We have in the past been forced to rely on litigation, opposition, and cancellation actions, and other claims and enforcement actions, to protect our intellectual property, including to dispute registration or use of marks that may be confusingly similar to our own marks. Similar claims and other litigation may be necessary in the future to enforce and protect our intellectual property rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property rights may be met with defenses; counterclaims attacking the scope, validity, and enforceability of our intellectual property rights; or counterclaims and countersuits asserting infringement by us of third-party intellectual property rights. Our failure to secure, protect, and enforce our intellectual property rights could adversely affect our brand and our business, and we could lose the right to use certain intellectual property or lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property against others.

We are vulnerable to intellectual property infringement claims and challenges to our intellectual property rights brought against us by third parties.

We operate in a highly competitive industry, and there has been considerable activity in our industry to develop and enforce intellectual property rights. Successful intellectual property infringement claims against us or our users or third-party partners could result in monetary liability or a material disruption in the conduct of our business. We cannot be certain that aspects of our platform, content, and brand names do not or will not infringe valid patents, trademarks, copyrights, or other intellectual property rights held by third parties. We have in the past been, and may in the future be, subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. Our competitors have in the past challenged, and may in the future challenge, our registration or use of our trademarks, including “Upwork,” and, if successful, such a challenge could adversely affect our business. Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to cease selling or using products and services that incorporate the intellectual property that we allegedly infringe, make substantial payments for legal fees, settlement payments, or other costs or damages, obtain a license to sell or use the relevant technology, which may not be available on reasonable terms or at all, or redesign the allegedly infringing products and services to avoid infringement, which could be costly, time-consuming, or impossible. Any claims or litigation, regardless of merit, could divert management’s attention and cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering aspects of our platform, or require that we comply with other unfavorable terms. Our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. We may also be obligated to indemnify certain clients on our platform or strategic partners or others in connection with such infringement claims, or to obtain licenses from third parties or modify our platform, and each such obligation could further exhaust our resources. Some of our infringement indemnification obligations related to intellectual property are contractually capped at a very high amount or not capped at all.

Any disputes resulting from allegations of intellectual property infringement could subject us to significant legal costs and liability for damages and invalidate our proprietary rights. Any potential future intellectual property disputes or litigation also could force us to do one or more of the following:

•	cease conducting certain operations in some or all jurisdictions, or stop using technology that contains the allegedly infringing intellectual property;

•	stop using the name “Upwork” or other trademarks in some or all jurisdictions;

•	incur significant legal expenses;

•	pay substantial damages to the party whose intellectual property rights we may be found to be infringing;

•	make expensive changes in our methods of doing business; or

•	attempt to obtain a license to the relevant intellectual property from third parties, which may not be available on reasonable terms or at all.

Even if intellectual property claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results. We expect that the occurrence of infringement claims is likely to grow as the market for freelancers and the clients that engage them grows. Accordingly, our exposure to damages resulting from infringement claims could increase and this could further exhaust our financial and management resources.

Our revenue growth depends in part on the success of our strategic relationships with third parties and their continued performance.

To grow our business, we anticipate that we will need to continue to establish and maintain relationships with third parties, such as staffing providers, banks, and payment processing and disbursement providers. For example, we work with third-party staffing providers that support our employment offering for our marketplace, Upwork Payroll, and premium offerings. As our agreements with third-party partners terminate or expire, we may be unable to renew or replace these agreements on comparable terms, or at all. Moreover, we cannot guarantee that the parties with which we have strategic relationships will continue to devote the resources necessary to expand our reach, increase our distribution or support an increased number of users and associated use cases. Further, some of our strategic partners offer, or could offer, competing products and services or also work with our competitors. As a result of these factors, many of our third-party partners may choose to develop alternative products and services in addition to, or in lieu of, our platform, either on their own or in collaboration with others, including our competitors. If we are unsuccessful in establishing or maintaining our relationships with third parties on favorable terms, our ability to compete or to grow our total revenue could be impaired and our operating results may be adversely impacted. Even if we are successful in establishing and maintaining these relationships with third parties on comparable terms, we cannot ensure that these relationships will result in increased usage of our platform or increased revenue.

Our ability to attract and retain users is dependent in part on ease of use and reliability of our platform and the quality of our support, and any failure to offer high-quality support could adversely impact our business, operating results, and financial condition.

Our ability to attract and retain users is dependent in part on the ease of use and reliability of our platform, including our ability to provide high-quality support. Our users depend on our support organization to resolve any issues relating to our platform. Our ability to provide effective support is largely dependent on our ability to attract, resource, and retain service providers who are not only qualified to support users of our platform, but are also well versed in our platform. As we seek to continue to grow our international user base, our support organization will face additional challenges, including those associated with delivering support and documentation in languages other than English. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality support, could harm our reputation, adversely affect our ability to sell our platform to existing and prospective users, and could adversely impact our business, operating results, and financial condition.

Our business model may subject us to disputes between users of our platform.

Our business model involves connecting freelancers and clients that contract directly through our platform. Freelancers and clients are free to negotiate any contract terms they choose, but we also provide optional service contract terms that they can use. It is possible that disputes may arise between freelancers and clients with regard to their contract terms, or otherwise, including with respect to service standards, payment, confidentiality, work product, and intellectual property ownership and infringement. If either party believes the contract terms were not met, our standard terms provide a mechanism for the parties to request assistance from us, and, for some contracts, if that is unsuccessful, they may choose to resolve the dispute with the help of a third-party arbitrator. Whether or not freelancers and clients decide to seek assistance from us, if these disputes are not resolved amicably, the parties might escalate to formal proceedings, such as by filing claims with a court or arbitral authority. Given our role in facilitating and supporting these arrangements, it is possible that claims will be brought against us directly as a result of these disputes, or that freelancers or clients may bring us into any claims filed against each other. Through our user agreements we disclaim responsibility and liability for any disputes between users (except with respect to the specified dispute assistance program); however, we cannot guarantee that these terms will, in all circumstances, be effective in preventing or limiting our involvement in user disputes. Even if these claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management, harm our reputation, and adversely affect our business and operating results.

Our business depends largely on our ability to attract and retain talented employees, including senior management and key personnel. If we lose the services of Stephane Kasriel, our President and Chief Executive Officer, or other members of our senior management team, we may not be able to execute on our business strategy.

Our future success depends on our continuing ability to attract, train, assimilate, and retain highly-skilled personnel, including software engineers and sales personnel. We face intense competition for qualified individuals from numerous software and other technology companies. In addition, competition for qualified personnel, particularly software engineers, is particularly intense in the San Francisco Bay Area, where our headquarters are located. We may not be able to retain our current key employees or attract, train, assimilate, or retain other highly-skilled personnel in the future. We may incur significant costs to attract and retain highly-skilled personnel, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. To the extent we move into new geographies, we would need to attract and recruit skilled personnel in those areas. If we are unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements, on a timely basis or at all, our business may be adversely affected.

Our future success also depends in large part on the continued services of senior management and other key personnel. In particular, we are dependent on the services of Stephane Kasriel, our President and Chief Executive Officer, and our technology, platform, future vision, and strategic direction could be compromised if he were to take another position, become ill or incapacitated, or otherwise become unable to serve as our President and Chief Executive Officer. We rely on our leadership team in the areas of product, engineering, operations, security, marketing, sales, support, and general and administrative functions. Our senior management and other key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason, and without notice. Historically, we have maintained, and currently we maintain, a key-person life insurance policy only on our President and Chief Executive Officer. If we lose the services of senior management or other key personnel, or if we are unable to attract, train, assimilate, and retain the highly-skilled personnel we need, our business, operating results, and financial condition could be adversely affected.

Volatility or lack of appreciation in our stock price may also affect our ability to attract new talent and retain our key employees. Many of our senior personnel and other key employees have become, or will soon become, vested in a substantial amount of stock or stock options. Employees may be more likely to leave us if the shares they own, or the shares underlying their vested options, have significantly appreciated in value relative to the original purchase price of the shares or the exercise price of the options, or conversely, if the exercise price of the options that they hold are significantly above the market price of our common stock. If we are unable to retain our employees, or if we need to increase our compensation expenses to retain our employees, our business, operating results, financial condition, and cash flows could be adversely affected.

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and operating results.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain additional executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of The Nasdaq Global Select Market, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an emerging growth company. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which would increase our costs and expenses.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve or otherwise change over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards (or changing interpretations of them), and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected. We also expect that being a public company and the associated rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit, risk, and compliance committee, compensation committee, and nominating and governance committee, and qualified executive officers.

As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.

In addition, as a result of our disclosure obligations as a public company, we could face pressure to focus on short-term results, which may adversely affect our ability to achieve long-term profitability.

As a result of becoming a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting. We have identified a material weakness in our internal control over financial reporting and if our remediation of this material weakness is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

As a public company, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on the effectiveness of our internal control over financial reporting, provided that our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Exchange Act, or the date we are no longer an emerging growth company, as defined in the JOBS Act. We could be an emerging growth company for up to five years. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation. We are required to disclose changes made in our internal control and procedures on a quarterly basis. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

In connection with the preparation of our consolidated financial statements, we identified a number of adjustments to our consolidated financial statements that resulted in a revision to previously issued financial statements. As a result of these adjustments, for the year ended December 31, 2016, net loss increased by $0.3 million and cash flows from operations decreased by $0.3 million. There was no impact to cash flows from investing or financing activities for the year ended December 31, 2016. Moreover, total assets decreased by $0.5 million and total liabilities increased by $0.7 million as of December 31, 2016. These adjustments were related to complexities involving the accounting for financial instruments and treasury activities. We identified the cause of these adjustments was due to growth in the business, which required additional qualified accounting personnel with an appropriate level of experience, and additional controls in the period-end financial reporting process commensurate with the complexity of the business. Accordingly, we have determined that this control deficiency constituted a material weakness in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our condensed consolidated financial statements would not be prevented or detected on a timely basis. This deficiency could result in additional misstatements to our condensed consolidated financial statements that would be material and would not be prevented or detected on a timely basis.

We have begun evaluating and implementing additional procedures in order to remediate this material weakness, however, we cannot assure you that these or other measures will fully remediate the material weakness in a timely manner. At the beginning of 2016, we had 15 accounting and finance employees. As part of our remediation plan to address the material weakness identified above, we hired a new Chief Financial Officer in October 2017 and subsequently hired additional accounting and finance employees with the specific technical accounting and financial reporting experience necessary for a public company, including a senior director of technical accounting, a senior manager of accounting operations, and additional treasury analysts. We have hired these personnel after considering the appropriateness of each individual’s experience and believe that these personnel are qualified to serve in their current respective roles. As of September 30, 2018, we had 26 accounting and finance employees. We believe the current staffing in our accounting and finance department is sufficient to meet our requirements as a public company. However, we will continue to assess the adequacy of our accounting and finance personnel and resources, and will add additional personnel, as well as adjust our resources, as necessary, commensurate with any increase in the size and complexity of our business. We also increased the depth and level of review procedures with regard to financial reporting and internal control procedures. Despite this, there was insufficient time to remediate this material weakness. If we are unable to remediate the material weakness, or otherwise maintain effective internal control over financial reporting, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports in a timely manner. If our remediation of this material weakness is not effective, or if we experience additional material weaknesses or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock. We cannot assure you that all of our existing material weaknesses have been identified, or that we will not in the future identify additional material weaknesses.

We are in the early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing, and any required remediation in a timely fashion. During the evaluation and testing process, if we identify material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.

If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control, including as a result of the material weakness described above, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on The Nasdaq Global Select Market.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect or financial reporting standards or interpretations change, our operating results could be adversely affected.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity as of the date of the financial statements, and the amount of revenue and expenses, during the periods presented, that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to determination of revenue recognition, the useful lives of assets, assessment of the recoverability of long-lived assets, goodwill impairment, allowance for doubtful accounts, reserves relating to transaction losses, the valuation of warrants, stock-based compensation, and accounting for income taxes. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our common stock.

Additionally, we regularly monitor our compliance with applicable financial reporting standards and review new pronouncements and drafts thereof that are relevant to us. As a result of new standards, changes to existing standards, and changes in interpretation, we might be required to change our accounting policies, alter our operational policies and implement new or enhance existing systems so that they reflect new or amended financial reporting standards, or we may be required to restate our published financial statements. Such changes to existing standards or changes in their interpretation may have an adverse effect on our reputation, business, financial position, and profit, or cause an adverse deviation from our revenue and operating profit target, which may negatively impact our financial results.

Our corporate structure and intercompany arrangements are subject to the tax laws of various jurisdictions, and we could be obligated to pay additional taxes, which could adversely impact our operating results.

We may expand the geographic scope of our operations and personnel to support our global user base. Our corporate structure and associated transfer pricing policies contemplate future growth into international markets, and consider the functions, risks, and assets of the various entities involved in the intercompany transactions. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of the various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to the intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.

U.S. federal income tax reform could adversely affect us.

In December 2017, the Tax Act was enacted, which significantly reforms the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Tax Act, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and the use of net operating losses generated in tax years beginning after December 31, 2017, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. The Tax Act could have material adverse impacts on our business, cash flows, operating results or financial conditions, and we continue to examine the impact such reform may have.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2017, we had net operating loss carryforwards for U.S. federal income tax purposes and state income tax purposes of $172.9 million and $38.5 million, respectively, available to offset future taxable income. If not utilized, the federal net operating loss carryforward amounts will begin to expire in 2019, and the state net operating loss carryforward amounts will begin to expire in 2028. Realization of these net operating loss carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our operating results.

In addition, under Sections 382 and 383 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards and other tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

We have not yet determined the consequences to our business of the Tax Act, which could have a material impact on the value of our deferred tax assets and could increase our future U.S. tax expense. However, we anticipate that any adjustment to provisional amounts recorded would be fully offset by a corresponding change to our valuation allowance.

Our platform contains open source software components, and failure to comply with the terms of the underlying licenses could restrict our ability to market or operate our platform.

Our platform incorporates certain open source software. An open source license typically permits the use, modification, and distribution of software in source code form subject to certain conditions. Some open source licenses contain conditions that any person who distributes a modification or derivative work of software that was subject to an open source license make the modified version subject to the same open source license. Distributing software that is subject to this kind of open source license can lead to a requirement that certain aspects of our platform be distributed or made available in source code form. Although we do not believe that we have used open source software in a manner that might condition its use on our distribution of any portion of our platform in source code form, the interpretation of open source licenses is legally complex and, despite our efforts, it is possible that we may be liable for copyright infringement, breach of contract or other claims if our use of open source software is adjudged not to comply with the applicable open source licenses.

Moreover, we cannot ensure that our processes for controlling our use of open source software in our platform will be effective. If we have not complied with the terms of an applicable open source software license, we may need to seek licenses from third parties to continue offering our platform and the terms on which such licenses are available may not be economically feasible, to re-engineer our platform to remove or replace the open source software, to discontinue the sale of our platform if re-engineering could not be accomplished on a timely basis, to pay monetary damages, or to make available the source code for aspects of our proprietary technology, any of which could adversely affect our business, operating results, and financial condition.

In addition to risks related to license requirements, use of open source software can involve greater risks than those associated with use of third-party commercial software, as open source licensors generally do not provide warranties; assurances of title, performance, or non-infringement; or control the origin of the software. There is typically no support available for open source software, and we cannot ensure that the authors of such open source software will implement or push updates to address security risks or will not abandon further development and maintenance. Many of the risks associated with the use of open source software, such as the lack of warranties or assurances of title or performance, cannot be eliminated, and could, if not properly addressed, negatively affect our business. We have established processes to help alleviate these risks, including a review process for screening requests from our development organizations for the use of open source software, but we cannot be sure that all open source software is identified or submitted for approval prior to use in our platform.

Clients may fail to pay their invoices, necessitating action by us to compel payment.

In connection with our Upwork Enterprise offering and for certain legacy clients, we advance payments to freelancers for invoiced services on behalf of the client and subsequently invoice the client for such services. In addition, in certain instances, we will advance payment on a freelancer invoice if the client issues a chargeback or their payment method is declined and the freelancer assigns us the right to recover any funds from the client. If a client fails to pay for these services rendered by a freelancer, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the applicable enterprise agreement or our terms of service, including through litigation. Furthermore, some clients may seek bankruptcy protection or other similar relief and fail to pay amounts due, or pay those amounts more slowly, either of which could adversely affect our operating results, financial position, and cash flow.

We track certain performance metrics with internal tools and do not independently verify such metrics. Certain of our performance metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.

We track certain performance metrics, including GSV, the number of core clients, and client spend retention, with internal tools, which are not independently verified by any third party. Our internal tools have a number of limitations and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we report. If the internal tools we use to track these metrics undercount or overcount performance or contain algorithm or other technical errors, the data we report may not be accurate. In addition, limitations or errors with respect to how we measure data (or the data that we measure) may affect our understanding of certain details of our business, which could affect our longer-term strategies. If our performance metrics are not accurate representations of our business, user base, or traffic levels; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, our reputation may be harmed, and our operating and financial results could be adversely affected.

We may be unable to integrate acquired businesses and technologies successfully or to achieve the expected benefits of such acquisitions. We may acquire or invest in additional companies, which may divert our management’s attention, result in additional dilution to our stockholders, and consume resources that are necessary to sustain our business.

Our business strategy may, from time to time, include acquiring other complementary products, technologies, or businesses. An acquisition, investment, or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, services, personnel, or operations of the acquired companies particularly if the key personnel of the acquired companies choose not to work for us, if an acquired company’s software is not easily adapted to work with ours, or otherwise. Acquisitions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for the development of our business. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown liabilities.

We may in the future seek to acquire or invest in additional businesses, products, technologies, or other assets. We also may enter into relationships with other businesses to expand our platform or our ability to provide our platform in foreign jurisdictions, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing, or investments in other companies. Negotiating these transactions can be time consuming, difficult, and expensive, and our ability to close these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close. For one or more of those transactions, we may:

•	issue additional equity securities that would dilute our stockholders’ ownership interest;

•	use cash that we may need in the future to operate our business;

•	incur debt on terms unfavorable to us or that we are unable to repay;

•	incur expenses or substantial liabilities;

•	encounter difficulties retaining key employees of the acquired company or integrating diverse software codes or business cultures;

•	encounter difficulties in assimilating acquired operations and development cultures;

•	encounter diversion of management’s attention to other business concerns; and

•	become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges.

Any of these risks could adversely impact our business and operating results.

We may be required to comply with governmental export control laws and regulations. Our failure to comply with these laws and regulations could have an adverse effect on our business and operating results.

We may be subject to U.S. export controls and sanctions regulations that prohibit the shipment or provision of certain products and services to certain countries, governments, and persons targeted by U.S. sanctions. While we take precautions to prevent aspects of our platform from being exported in violation of these laws, including implementing internet protocol address blocking, we cannot guarantee that the precautions we take will prevent violations of export control and sanctions laws. If we are found to be in violation of U.S. sanctions or export control laws, it could result in substantial fines and penalties for us and for the persons working for us.

In addition, various countries regulate the import and export of certain encryption and other technology, including imposing import and export permitting and licensing requirements, and have enacted laws that could limit our ability to distribute aspects of our platform or could limit our users’ ability to access our platform in those countries. Changes in our platform, or future changes in export and import regulations may prevent our international users from utilizing our platform or, in some cases, prevent the export or import of our platform to certain countries, governments, or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our platform by existing or potential users with international operations. Any decreased use of our platform or limitation on our ability to export or sell our products would likely adversely affect our business, operating results, and financial results.

Future litigation could have a material adverse impact on our operating results and financial condition.

From time to time, we have been subject to litigation. The outcome of any litigation (including class actions and individual lawsuits), regardless of its merits, is inherently uncertain. Regardless of the merits of any claims that may be brought against us, pending or future litigation could result in a diversion of management’s attention and resources and reputational harm, and we may be required to incur significant expenses defending against these claims. If we are unable to prevail in litigation, we could incur substantial liabilities. We may also determine that the most cost-effective and efficient way to resolve a dispute is to enter into a settlement agreement. Where we can make a reasonable estimate of the liability relating to pending litigation and determine that it is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of uncertainties relating to litigation, the amount of our estimates could be wrong as determining reserves for pending litigation is a complex, fact-intensive process that is subject to judgment calls. Any adverse determination related to litigation or a settlement agreement could require us to change our technology or our business practices in costly ways, prevent us from offering certain products or services, require us to pay monetary damages, fines, or penalties, or require us to enter into royalty or licensing arrangements, and could adversely affect our operating results and cash flows, harm our reputation, or otherwise negatively impact our business.

Our Loan Agreement provides our lender with a first-priority lien against substantially all of our assets (excluding our intellectual property), and contains financial covenants and other restrictions on our actions, which could limit our operational flexibility and otherwise adversely affect our financial condition.

Our Loan Agreement restricts our ability to, among other things:

•	incur additional indebtedness;

•	sell certain assets;

•	declare dividends or make certain distributions; and

•	undergo a merger or consolidation or other transactions.

In addition, the interest rates we pay under our Loan Agreement are derived from the prime rate, which has increased recently, and may increase in the future. Interest rate increases will result in us having to make higher interest payments and reduce the amount of working capital available to us. Our Loan Agreement also prohibits us from falling below an adjusted quick ratio and below certain quarterly EBITDA thresholds. Our ability to comply with these EBITDA thresholds and other covenants is dependent upon our future business performance.

Our failure to comply with the covenants or payment requirements, or the occurrence of other events specified in our Loan Agreement, could result in an event of default under the Loan Agreement, which would give our lender the right to terminate their commitments to provide additional loans under the Loan Agreement and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, we have granted our lender first-priority liens against substantially all of our assets, as collateral, excluding our intellectual property (but including proceeds therefrom) and the funds and assets held by Upwork Escrow. We have also agreed to a negative pledge on our intellectual property. Failure to comply with the covenants or other restrictions in the Loan Agreement could result in a default. If the debt under our Loan Agreement was to be accelerated, we may not have sufficient cash on hand or be able to sell sufficient collateral to repay it, which would have an immediate adverse effect on our business and operating results. This could potentially cause us to cease operations and result in a complete loss of your investment in our common stock.

We may require additional capital to fund our business and support our growth, and any inability to generate or obtain such capital may adversely affect our operating results and financial condition.

In order to support our growth and respond to business challenges, such as developing new features or enhancements to our platform, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business and we intend to continue to make such investments. As a result, we may need to engage in equity or debt financings, in addition to our Loan Agreement, to provide the funds required for these investments and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to that of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve additional restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.

We are an emerging growth company, and we cannot be certain that the reduced disclosure requirements applicable to emerging growth companies will not make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act, and, for so long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We will remain an emerging growth company until the earliest of: (i) December 31, 2023, which is the last day of the fiscal year following the fifth anniversary of our IPO; (ii) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more; (iii) the date on which we have, during the previous rolling three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the date on which we qualify as a “large accelerated filer.”

We cannot predict if investors will find our common stock less attractive or our company less comparable to certain other public companies because we will rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future operating results may not be as comparable to the operating results of certain other companies in our industry that adopted such standards. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Our reported financial results may be adversely affected by changes in U.S. GAAP.

U.S. GAAP is subject to interpretation by the FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change.

In particular, in May 2014, the FASB issued ASC 606, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As an “emerging growth company,” we are allowed under the JOBS Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to take advantage of this extended transition period under the JOBS Act with respect to ASC 606, which will result in ASC 606 becoming effective for us for the year ending December 31, 2019. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

We are evaluating ASC 606 and have not determined the impact it may have on our financial reporting. If, for example, we were required to recognize revenue differently with respect to our subscriptions or professional services, the differential revenue recognition may cause variability in our reported operating results due to periodic or long-term changes in the mix among our subscription offerings.

If currency exchange rates fluctuate substantially in the future, the results of our operations, which are reported in U.S. dollars, could be adversely affected.

As we expand our international footprint, we become more exposed to the effects of fluctuations in currency exchange rates. Although we expect an increasing number of sales contracts to be denominated in currencies other than the U.S. dollar in the future, all of our sales contracts have historically been denominated in U.S. dollars. However, we offer clients the option to settle invoices denominated in U.S. dollars in Euro, the British Pound, the Australian dollar, or the Canadian dollar, and therefore, our revenue is subject to foreign currency risk. While we currently use derivative instruments to hedge certain exposures to fluctuations in foreign currency exchange rates, the use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, a strengthening of the U.S. dollar could increase the real cost of transacting on our platform to clients located outside of the United States and could result in a loss of such clients, which could adversely affect our business, operating results, financial condition, and cash flows.

We may be adversely affected by natural disasters and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business operations and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

A significant natural disaster, such as an earthquake, blizzard, hurricane, fire or flood, or other catastrophic events, such as a power loss or telecommunications failure, could have a material adverse impact on our business, financial condition, and operating results. In the event of natural disaster or other catastrophic event, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our platform, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our operating results. Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity and potentially subject to catastrophic fires. In addition, natural disasters and other catastrophic events could affect our partners’ ability to perform services for users on a timely basis. In the event any such partners’ information technology systems or service abilities are hindered by any of the events discussed above, our ability to provide our platform and other services may be impaired, resulting in missing financial targets for a particular quarter or year, or longer period. Further, if a natural disaster or other catastrophic event occurs in a region from which we derive a significant portion of our revenue, users in that region may delay or forego use of our platform or other services, which may adversely impact our operating results. In addition, acts of terrorism, civil disorder, or military conflict could cause disruptions in our business or the business and activity of our partners, users, or the economy as a whole. These disruptions may be more severe than in the case of natural disasters. All of the aforementioned risks may be augmented if our or our partners’ business continuity and disaster recovery plans prove to be inadequate. To the extent that any of the above results in delays or reductions in platform availability, activities or other services, our business, financial condition and operating results would be adversely affected.

Risks Related to Ownership of Our Common Stock

The stock price of our common stock has been and may continue to be volatile, and you could lose all or part of your investment.

The market price of our common stock has been and may continue to be volatile. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	overall performance of the equity markets;

•	actual or anticipated fluctuations in our revenue and other operating results;

•	changes in the financial projections we may provide to the public or our failure to meet these projections;

•

failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	recruitment or departure of key personnel;

•	the economy as a whole and market conditions in our industry;

•	negative publicity related to the real or perceived quality of our platform, as well as the failure to timely launch new products and services that gain market acceptance;

•	rumors and market speculation involving us or other companies in our industry;

•	announcements by us or our competitors of new products or services, commercial relationships, or significant technical innovations;

•	acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	lawsuits threatened or filed against us, litigation involving our industry, or both;

•	developments or disputes concerning our or other parties’ products, services or intellectual property rights;

•	changes in accounting standards, policies, guidelines, interpretations, or principles;

•	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events;

•	the expiration of contractual lock-up or market stand-off agreements; and

•	sales of shares of our common stock by us or our stockholders.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies, and technology companies in particular, have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.

Sales of substantial amounts of our common stock in the public markets, particularly sales by our directors, executive officers, and significant stockholders, or the perception that these sales could occur, could cause the market price of our common stock to decline and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market. The perception that these sales might occur may also cause the market price of our common stock to decline. We had a total of 36,945,317 shares of our common stock and 61,279,079 shares of our convertible preferred stock (which shares converted into an equivalent number of shares of our common stock in the IPO) outstanding as of September 30, 2018, all of which converted to common stock in connection with our IPO. 14,348,196 shares of common stock sold in the IPO are freely tradable, except for any shares purchased by our “affiliates” as defined in Rule 144 under the Securities Act.

With respect to our outstanding shares of common stock not sold in the IPO, subject to certain exceptions, we, all of our directors and executive officers, the selling stockholders, and substantially all of the holders of our common stock and securities exercisable for or convertible into our common stock outstanding immediately prior to the IPO, are subject to market stand-off agreements with us or have entered into lock-up agreements with the underwriters of the IPO under which they have agreed, subject to specific exceptions, not to offer, sell, or agree to sell, directly or indirectly, any shares of common stock without the consent of the underwriters, for a period of 180 days from the IPO date (ending on March 31, 2019). These agreements are subject to certain customary exceptions. When the lock-up period expires, we and our securityholders subject to a lock-up agreement or market stand-off agreement will be able to sell our shares in the public market. In addition, the underwriters of the IPO may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements prior to the expiration of the lock-up period. Sales of a substantial number of such shares upon expiration of the lock-up and market stand-off agreements, or the perception that such sales may occur, or early release of these agreements, could cause our market price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

In addition, as of September 30, 2018, we had stock options outstanding that, if fully exercised, would result in the issuance of 24,312,203 shares of common stock. We have filed a registration statement on Form S-8 to register shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable vesting requirements and lock-up agreements referred to above, the shares issued upon exercise of outstanding stock options or settlement or outstanding RSUs will be available for immediate resale in the United States on the open market.

Moreover, certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of such shares or to include such shares in registration statements that we may file for us or other stockholders.

We may also issue our shares of common stock or securities convertible into shares of our common stock from time to time in connection with a financing, an acquisition, investments, or otherwise. We also expect to grant equity awards to employees, directors, and consultants under our 2018 Equity Incentive Plan and rights to purchase our common stock under our 2018 Employee Stock Purchase Plan. Any such issuances could result in substantial dilution to our existing stockholders and cause the market price of our common stock to decline.

The concentration of our stock ownership with insiders will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.

As of October 31, 2018, our executive officers, directors, current 5% or greater stockholders, and affiliated entities together beneficially owned approximately 61% of our common stock. As a result, these stockholders, acting together, will have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, the price of our common stock and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, the trading price for our common stock would be negatively affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of our common stock would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.

Even if our stock is actively covered by analysts, we do not have any control over the analysts or the measures that analysts or investors may rely upon to forecast our future results.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. Additionally, our ability to pay dividends on our common stock is limited by restrictions under the terms of our Loan Agreement. We anticipate that for the foreseeable future we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management, limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees, and limit the market price of our common stock.

Provisions in our restated certificate of incorporation and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our restated certificate of incorporation and restated bylaws include provisions that:

•	provide that our board of directors will be classified into three classes of directors with staggered three-year terms;

•	permit the board of directors to establish the number of directors and fill any vacancies and newly-created directorships;

•	require super-majority voting to amend some provisions in our restated certificate of incorporation and restated bylaws;

•	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;

•

provide that only the chairperson of our board of directors, our chief executive officer, president, lead independent director, or a majority of our board of directors will be authorized to call a special meeting of stockholders;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter, or repeal our bylaws; and

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

In addition, our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law (the “DGCL”) our restated certificate of incorporation, or our restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. Our restated bylaws will also provide that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find the choice of forum provision contained in our restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely impact our business, operating results, and financial condition. Moreover, Section 203 of the DGCL may discourage, delay, or prevent a change of control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

From July 1, 2018 through October 3, 2018 (the date of the filing of our registration statement on Form S-8), we issued and sold to our employees, consultants and other services providers an aggregate of 1,208,907 unregistered shares of common stock upon the exercise of stock options under our 2014 Equity Incentive Plan. From July 1, 2018 through October 3, 2018 (the date of the filing of our registration statement on Form S-8), we granted options to our employees, directors, consultants and other services providers to purchase an aggregate of 2,693,123 shares of common stock under our 2014 Equity Incentive Plan, with a per share exercise price ranging from $6.61 to $8.18. These shares were issued pursuant to benefit plans and contracts related to compensation in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

Use of Proceeds

In October 2018, we completed our initial public offering in which we issued and sold an aggregate of 7,840,908 shares of common stock, including 1,022,727 shares pursuant to exercise of the underwriters’ option to purchase additional shares, and selling stockholders sold 6,507,288 shares of our common stock, including 848,776 shares pursuant to the exercise of the underwriters’ option to purchase additional shares. The shares were sold at the IPO price to the public of $15.00 per share, less the underwriting discounts and commissions. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-227207), which was declared effective by the SEC on October 2, 2018. We raised aggregate net proceeds of $109.4 million from the IPO, after the underwriting discounts and commissions. As described in our Prospectus, we used approximately $10.0 million of net proceeds from the IPO to repay indebtedness under our Loan Agreement. There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus. The managing underwriters of our IPO were Citigroup Global Markets Inc., Jefferies LLC and RBC Capital Markets, LLC. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.

Item 6. Exhibits.

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation.					X
3.2	Restated Bylaws.					X
4.1	Form of Common Stock Certificate.	S-1	333-227207	4.1	9/6/18
10.1	Form of Indemnification Agreement by and between Upwork and each of its directors and executive officers.	S-1	333-227207	10.1	9/6/18
10.2	2014 Equity Incentive Plan, as amended, and forms of equity agreements thereunder.	S-1	333-227207	10.3	9/6/18
10.3	2018 Equity Incentive Plan and forms of award agreements thereunder.	S-1	333-227207	10.4	9/6/18
10.4	2018 Employee Stock Purchase Plan and enrollment forms thereunder.	S-1	333-227207	10.5	9/6/18
10.5	Loan and Security Agreement, dated September 19, 2017, by and between Upwork and Silicon Valley Bank, as amended.	S-1	333-227207	10.14	9/21/18
10.6	Offer Letter, dated August 3, 2018, by and between Upwork and Gary Steele.	S-1	333-227207	10.16	9/6/18
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

* The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UPWORK INC.

Date: November 8, 2018	By:	/s/ Stephane Kasriel
Stephane Kasriel
President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2018	By:	/s/ Brian Kinion
Brian Kinion
Chief Financial Officer (Principal Financial and Accounting Officer)