Form 10-K
period 2018-12-31
Upwork Inc.
filed 2019-03-07
CIK 1627475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number 001-38678
_____________________________
UPWORK INC.
(Exact name of registrant as specified in its charter)
_____________________________

Delaware	46-4337682
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
441 Logue Avenue Mountain View, California	94043
(Address of principal executive offices)	(Zip Code)
(650) 316-7500
(Registrant’s telephone number, including area code)
_____________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value per share	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
_____________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant was a privately-held company and there was no established public market for the registrant’s common stock. The registrant’s common stock began trading on The Nasdaq Global Select Market on October 3, 2018. The aggregate market value of common stock held by non-affiliates of the registrant computed by reference to the closing price of the registrant’s common stock on October 3, 2018 was approximately $0.9 billion. Shares of common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 28, 2019, there were 106,692,030 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

Unless otherwise expressly stated or the context otherwise requires, references in this Annual Report on Form 10-K (this “Annual Report” or “report”) to “Upwork,” “Company,” “our,” “us,” and “we” and similar references refer to Upwork Inc. and its wholly-owned subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements within the meaning of the federal securities laws. All statements contained in this Annual Report, other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, potential growth or growth prospects, future research and development, sales and marketing and general and administrative expenses, and our objectives for future operations, are forward-looking statements. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements.
We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors” in this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”) that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. In addition, the forward-looking statements in this Annual Report are made as of the date of this filing, and we do not undertake, and expressly disclaim any duty, to update such statements for any reason after the date of this Annual Report or to conform statements to actual results or revised expectations, except as required by law.
You should read this Annual Report and the documents that we reference herein and have filed with the SEC as exhibits to this Annual Report with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

PART I
Item 1. Business.
Overview
We are changing the way work gets done by connecting businesses with great talent to work without limits.
We operate the largest online marketplace, as measured by gross services volume (“GSV”),1 which enables businesses to find and work with highly-skilled freelancers. Freelancers are an increasingly sought-after, critical, and expanding segment of the global workforce. During the year ended December 31, 2018, our platform enabled $1.8 billion of GSV. We define freelancers as users of our platform that advertise and provide services to clients through our platform, and we define clients as users of our platform that work with freelancers through our platform.
For freelancers, we serve as a powerful marketing channel to find rewarding, engaging, and flexible work. Freelancers using our platform benefit from access to quality clients and secure and timely payments while enjoying the freedom to run their own businesses, create their own schedules, and work from their preferred locations. Moreover, freelancers have real-time visibility into opportunities that are in high demand, so that they can invest their time and focus on developing sought-after skills. Freelancers on our platform include independent professionals and agencies of varying sizes.
For clients, our platform provides fast, secure, and efficient access to high-quality talent with over 5,000 skills across over 70 categories, such as content marketing, customer service, data science and analytics, graphic design, mobile development, sales, and web development. We offer a direct-to-talent approach, reducing reliance on intermediaries such as staffing firms, recruiters, and traditional agencies, while providing features that help instill trust in remote work. Our platform also enables clients to streamline workflows, such as talent sourcing, outreach, and contracting. In addition, our platform provides access to essential functionality for remote engagements with freelancers, including communication and collaboration, time tracking, invoicing, and payment. The clients on our platform range in size from small businesses to Fortune 500 companies.
We believe that a key driver of our growth is our track record of creating trust and enabling freelancers and clients to successfully connect at scale on our platform. As the largest online marketplace for highly-skilled freelancers, as measured by GSV, we benefit from network effects that drive growth in both the number of clients posting jobs and the number of highly-skilled freelancers seeking work.
We generate a majority of our revenue from fees charged to freelancers. We also generate revenue through fees charged to clients for transacting payments through our platform, as well as foreign currency exchange fees, Upwork Payroll service fees, and fees for premium offerings. In addition, we provide a managed services offering where we engage freelancers to complete projects, directly invoice the client, and assume responsibility for work performed by the freelancers.
_____________________
1 GSV represents the total amount that clients spend on both our marketplace offerings and our managed services offering as well as additional fees we charge to users for other services. For additional information related to how we calculate GSV, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Business” and “—Key Financial and Operational Metrics.”

Our Strengths
We believe that our competitive advantages are based on the following key strengths:
Largest Online Global Marketplace for Highly-Skilled Freelancers
We operate the largest online global marketplace that enables businesses to find and work with highly-skilled freelancers, as measured by GSV. Our platform provides clients with access to highly-skilled freelancers with over 5,000 skills across over 70 categories.
Trusted Platform for Freelancers and Clients
We believe our ability to foster trust and credibility on our platform helps to drive growth and differentiate us. We use a combination of the latest technology, data science, product features, and our skilled team to position our platform as a trusted online marketplace to get work done. We build and use software to highlight relevant freelancers, facilitate security and identity verification for account ownership, and flag suspicious posts. We provide clients with tools to validate work performed by freelancers and to provide both public and private feedback once the work is completed. Our feedback system enables freelancers to build their business reputation by establishing long-term credibility with project review and client feedback. We provide escrow services so clients on our platform only pay for work that has been completed and freelancers are paid by their clients in full and on time.
Proprietary Data Drives Increasing Efficiencies
Our proprietary database maintains detailed and dynamic information, including skills provided by freelancers, feedback, and success indicators of freelancers and clients transacting on our platform. Using this data in our machine learning algorithms on our platform enables us to provide a trusted, convenient, and effective user experience for both new and existing freelancers and clients. Moreover, our machine learning algorithms leverage our closed-loop transaction data on millions of completed projects. The large volume of transactions on our marketplace positions us to improve the effectiveness of our search algorithms and product features.
Robust Platform Functionality
Our platform includes a proposal tracking system, search engine and collaboration functionality, time tracking and invoicing systems, and payments services. The robust functionality of our platform is designed to enable freelancers to more easily run their businesses and clients to find and work with high-quality talent globally.
Powerful Global Network Effects
We have heavily invested in building a robust platform with features and functionalities to connect freelancers and clients at scale. We believe our platform provides a strong value proposition for both sides of our marketplace and our scale creates powerful network effects that strengthen our competitive position. In turn, as more clients use and post projects on our platform, we are able to attract more freelancers. As a result, we have been able to scale our business and our global community of users without the need for local physical presence and density.
Business Model with Strong Retention Metrics
The growth in our marketplace is driven by long-term and recurring use of our platform by freelancers and clients, which leads to increased revenue visibility for us. For example, for the year ended December 31, 2018, in addition to acquiring new clients, our client spend retention was 108%. For additional information related to how we calculate client spend retention, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operational Metrics.” In addition, we believe the scale of our platform incentivizes freelancers to build their business reputations and continue to use our platform.
Proven Management Team
Our company was formed when two of the earliest innovators in the space, and the largest online talent marketplaces at the time, Elance, Inc. (“Elance”) and oDesk Corporation (“oDesk”), combined in 2014. Our management team has a strong track record of scaling and running profitable businesses with a focus on online marketplaces, business-to-business services and software, and global payments technologies. Our President and Chief Executive Officer, Stephane Kasriel, is an active thought leader in talent engagement and the future of work, and, from 2016 to 2018, served as co-chair of the World Economic Forum’s Global Future Council on Education, Gender and Work, and currently serves as co-chair of the World Economic Forum’s Global Future Council on the New Social Contract.
Our Marketplace
We have built a proprietary platform that reduces the friction associated with searching for, contracting and collaborating with, and paying highly-skilled freelancers for short-term and longer-term projects. We have built an expansive and unique repository of data on our platform, which, when combined with our machine learning capabilities, enables us to better connect clients with available talent for their projects.
Our Products
We have marketplace offerings and a managed services offering. Our marketplace offerings include our Upwork Standard, Upwork Enterprise, and Upwork Payroll offerings.
Upwork Standard
Our Upwork Standard offering provides clients with access to freelance talent with verified work history on our platform and client feedback, the ability to instantly match with the right freelancers, and built-in collaboration features.
Upwork Enterprise
Our Upwork Enterprise offering, which is designed for larger clients, includes access to additional product features, premium access to top talent, professional services, custom reporting, compliance services, and invoicing on a monthly basis.
Upwork Payroll
Our Upwork Payroll service, one of our premium offerings, is offered to both Upwork Standard and Upwork Enterprise clients whose freelancers are classified as employees for engagements on our online marketplace. With Upwork Payroll, third-party staffing providers provide employment services on behalf of clients.
Managed Services Offering
Through our managed services offering, we engage freelancers directly or as employees of third-party staffing providers to perform services for clients on our behalf, directly invoice the client, and assume responsibility for work performed by freelancers.
Escrow Services
We are licensed as an internet escrow agent by the California Department of Business Oversight (“DBO”). Pursuant to the DBO’s regulations, funds that we hold on behalf of clients and freelancers are held in our escrow account and are released only according to escrow instructions that have been agreed upon by freelancers and clients. For fixed-price contracts, the client deposits funds that are held in escrow, in whole or by milestone, before the freelancer starts to work. The escrow funds are then released to the freelancer upon completion of a project or a milestone. For hourly contracts, the client receives an invoice on a weekly basis and has several days to review the invoice. Funds are released to the freelancer after the review period unless the client files a dispute. In the case of any dispute between freelancers and clients over funds held in escrow, we have a dedicated team focused on facilitating a resolution between them.
Our Culture and Employees
Our mission—to create economic opportunities so people have better lives—is integral to our culture, and how we hire, build products, and lead our industry. We practice a “work without limits” model that includes a distributed team of on-site and remote employees, and we also engage freelancers all over the world for our own specialized projects. We believe this results in a team that is continually engaged and passionate about the positive impact of our platform.
Our values are:
• Inspire a boundless future of work;
• Put our community first;
• Have a bias toward action; and
• Build amazing teams.
As of December 31, 2018, we had approximately 430 employees, and in 2018, we engaged over 1,000 freelancers to provide services to us on a variety of internal projects. None of our employees are represented by a labor union or are covered by a collective bargaining agreement. We believe the positive relationship between us and our employees and our unique, strong culture differentiates us and is a key driver of business success.
Sales and Marketing
Our sales and marketing organizations work closely together to increase awareness, generate client demand, build a strong sales pipeline, and grow account relationships across businesses of all sizes, from small businesses to Fortune 500 companies, to accelerate GSV growth.

Marketing
A majority of our client and freelancer registrations come through direct and non-paid channels.
Our marketing strategy starts with driving cost-effective awareness of our brand and the benefits of hiring remote talent. We draw insights and trends from our platform to drive broad public relations coverage. We also help shape influential conversations around the future of work through major media outlets to drive awareness of remote work.
The majority of our marketing activities are focused on our Upwork Standard offering, which enjoys high Net Promoter Scores (“NPS”) that generate significant word of mouth. We increase our new client pipeline with a variety of digital, direct mail, and event marketing programs. We deploy email and life cycle marketing initiatives to retain, cross-sell, and upsell existing clients. We have recently begun offline advertising in a small number of metropolitan markets to increase brand awareness.
We complement our Upwork Standard strategy with focused outbound programs targeting enterprise organizations with existing adoption of our platform. Once prospects are identified, our enterprise sales team works to broaden adoption of our platform into wider-scale deployments.
Enterprise Sales
Our enterprise sales team is currently focused on acquiring and growing clients with more than 100 employees. Our enterprise sales team helps new and existing clients build and execute awareness campaigns through workshops, webinars, and marketing events that drive additional spend through our platform. We believe this land-and-expand strategy helps clients ramp their usage of our platform and drives more value, awareness, and adoption over time.
Our Technology
We invest substantial resources in research and development to enhance our platform, develop new products and features, and improve our infrastructure. We utilize a flexible systems architecture to allow us to scale easily as our platform usage increases and to provide a consistent and robust user experience. We host our platform on Amazon Web Services (“AWS”). The core elements of our technology are:
Reliability
Our infrastructure is designed to provide high reliability and robust platform performance. There are three components to our reliability strategy:

1.
Services-Oriented Architecture. We have focused on building a services-oriented architecture that is designed to independently scale, or failover, as needed, leveraging the AWS platform. As a result, since integrating with AWS, we believe we are more resilient to unexpected surges in traffic or to new code changes that we may introduce.

2.
Isolation as a Design Philosophy. Leveraging the philosophy of domain-driven design, we have divided our platform into multiple sections to reduce the likelihood that a failure in any one section of our platform would negatively impact other sections of our platform.

3.	Self-Monitoring and Self-Healing. Our platform is designed to continuously monitor its own health and act appropriately, particularly during our deployment of new code.
Security
Our platform is designed to help ensure the security of our data and systems, protect our users’ personal information, and to meet the rigorous privacy and security requirements of our enterprise customers. To that end, we have obtained the following security and privacy certifications: SOC 2, Type 2 certification, PCI-DSS certification, and U.S.-EU and U.S.-Swiss Privacy Shield certifications. We are also TrustArc certified.
Our information security controls operate at multiple levels and are designed to detect, prevent, and mitigate cyber security threats that could impact the privacy and security of our data and our user’s data. To operate at scale, we have automated several risk mitigation strategies. We have implemented comprehensive trust and safety processes to help prevent and detect suspicious behavior on our platform. Over the years of developing our platform, we have developed and refined specific pattern-matching algorithms to detect unusual behavior on our platform.
Another component of our security strategy is to leverage third parties who provide value-added user verification services. Augmenting our knowledge of user identity through these third-party services improves our ability to better detect and verify suspicious activity on our platform.
All access to our platform is encrypted using industry-standard transport layer security technology. When users enter sensitive information, such as tax identification numbers, we encrypt the transmission of that information using secure socket layer technology. We also use HTTP strict transport security to add an additional layer of protection for our users. For servers that store personally identifiable information, the data is encrypted. In order to make secure payments through our platform, we are also Payment Card Industry Data Security Standard certified, which means we have demonstrated compliance with the Payment Card Industry security standards required for businesses that complete credit card or debit card transactions.
Our users may elect to further secure their account credentials through two-factor authentication that requires them to authenticate on a second device.
Machine Learning Predictive Capabilities
We leverage historical data to create a continuously improving experience for freelancers and clients. Our platform contains a large repository of closed-loop data for the entire life cycle of work starting from when clients post projects, to when freelancers and clients match, how they communicate, how and when payment is transferred, and finally feedback.
Utilizing machine learning capabilities to predict future behavior based on many years of historical use cases, we are able to leverage this data analysis to create stronger user experiences.
During the search process, we leverage our proprietary data to help freelancers and clients efficiently connect. We leverage machine learning to balance supply and demand within the marketplace as well. Freelancers receive data on market rates based on similar jobs when submitting proposals. When clients post jobs, similar rate resources also appear within the system. Upon registration, our machine learning algorithms assess a freelancer’s potential to be successful on our platform based on the current supply and demand in addition to the skills in the freelancer’s profile.
Scalability
Our cloud-based platform has been designed to scale with increased usage and to support sudden traffic spikes by easily and cost-effectively bringing additional capacity online as required.
The Upwork Foundation Initiative
In April 2018, we established The Upwork Foundation initiative. The objective of The Upwork Foundation initiative is to further our mission of creating economic opportunities to make people’s lives better by supporting:

•	those who may not otherwise fully benefit from the changing nature of work, including through organizations focused on skill development in underserved communities;

•	non-profit organizations to increase their social impact by using our platform; and

•	our employees in volunteering in their local communities.
The initiative will include a donor-advised fund created through the Tides Foundation. We believe that building a sustainable program for charitable donations fosters employee morale, enhances our community presence, and strengthens our brand. In May 2018, we issued a warrant to purchase 500,000 shares of our common stock to the Tides Foundation at an exercise price of $0.01 per share. This warrant is exercisable for 1/10th of the shares on each anniversary of the effective date of our initial public offering (“IPO”). Upon the exercise and sale of these shares, we will instruct the Tides Foundation to donate the proceeds from such sale in accordance with our direction.
In addition to the creation of The Upwork Foundation initiative, we have signed on to the Pledge 1% campaign, which publicly acknowledges our intent to give back and increase social impact. To fulfill our intent under this campaign, in addition to granting the warrant to the Tides Foundation, we will also implement programs allowing our employees to donate their time to volunteer programs and will be undertaking certain product initiatives designed to benefit nonprofit organizations. We believe this will further display to our employees and other stakeholders our commitment to further our mission across many communities. At this time, we do not plan to grant additional equity or donate cash in order to fulfill our intent under this campaign.
Competition
The market for freelancers and the clients that engage them is highly competitive, rapidly evolving, fragmented, and subject to changing technology, shifting needs, and frequent introductions of new competitors as well as new products and services. We compete with a number of online and offline platforms and services domestically and internationally to attract and retain users and expand our share of user spend. Our main competitors fall into the following categories:

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
In addition, well-established internet companies, such as Google, LinkedIn, and Amazon, and social media platforms, such as Facebook, have entered or may decide to enter into our market segment, and some of these companies have launched products and services that directly compete with our platform. For example, in 2016, LinkedIn launched ProFinder, its service to connect LinkedIn members with one another for freelance service relationships. Many of these established internet companies and other competitors are considerably larger than we are and have considerably greater financial and other resources than we do. We also compete with companies that utilize emerging technologies, such as blockchain or artificial intelligence.
We believe the principal competitive factors in our market include:

•	platform features and functionality;

•	size and engagement of user base, including the ability to attract and retain clients with a need for freelancer services;

•	breadth of skill categories offered by freelancers;

•	uniqueness, size, and scope of data assets;

•	ease of use;

•	vision for the market;

•	brand awareness and reputation;

•	efficient and accelerated time to hire;

•	level of user satisfaction;

•	relationships with third-party partners;

•	strength of sales and marketing efforts;

•	ability to innovate and develop new or improved products and services; and

•	pricing.
We believe that we compete favorably with respect to these factors.
Intellectual Property
The protection of our technology and intellectual property is an important aspect of our business. We rely upon a combination of patents, trademarks, trade secrets, copyrights, confidentiality procedures, contractual commitments, and other legal rights to establish and protect our intellectual property. We generally enter into confidentiality agreements and invention or work product assignment agreements with our employees and consultants to control access to, and clarify ownership of, our software, documentation, and other proprietary information.
As of December 31, 2018, we held 18 issued U.S. patents and had 8 U.S. patent applications pending. We also held one issued patent in a foreign jurisdiction. As of December 31, 2018, we held 12 registered trademarks in the United States, including Upwork, Elance, and oDesk and also held 126 registered trademarks in foreign jurisdictions. We continually review our development efforts to assess the existence and patentability of new intellectual property.

Government Regulation
We are subject to a number of U.S. federal and state and foreign laws and regulations that are applicable to internet companies and businesses that operate online marketplaces connecting businesses with freelancers. These laws and regulations may involve worker classification, employment, data protection, online payment services, content regulation, intellectual property, taxation, consumer protection, background checks, payment services, money transmitter regulations, anti-corruption, anti-money laundering and sanctions laws, or other subjects. Moreover, we provide escrow services to our users and are therefore licensed as an internet escrow agent by the DBO. Many of the laws and regulations that are or may be applicable to our business are still evolving and being tested in courts and could be interpreted in ways that could adversely impact our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the industry in which we operate.
Corporate Information
We were incorporated in the State of Delaware in December 2013 prior to and in connection with the combination of Elance and oDesk. In connection with the combination, we changed our name to Elance-oDesk, Inc. in March 2014, and then to Upwork Inc. in May 2015. In 2015, we commenced consolidation of the Elance platform and the oDesk platform and following the consolidation in 2016, began operating under a single platform.
Our principal executive offices are located at 441 Logue Avenue, Mountain View, California 94043. Our telephone number is (650) 316-7500. Our website address is www.upwork.com. The information contained on, or that can be accessed through, our website is not a part of this Annual Report. Investors should not rely on any such information in deciding whether to purchase our common stock. Unless otherwise expressly stated or the context otherwise requires, references in this Annual Report to “Upwork,” the “Company,” “our,” “us,” and “we” and similar references refer to Upwork Inc. and its wholly-owned subsidiaries.
Upwork, the Upwork logo, Upwork Enterprise, Elance, oDesk, Elance-oDesk, and other registered or common law trade names, trademarks, or service marks of Upwork appearing in this Annual Report are the property of Upwork. This Annual Report contains additional trade names, trademarks, and service marks of ours and of other companies. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with these other companies, or endorsement or sponsorship of us by these other companies. Other trademarks appearing in this Annual Report are the property of their respective holders. Solely for convenience, our trademarks and tradenames referred to in this Annual Report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor, to these trademarks and tradenames.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, and, as such, we have elected to comply with certain reduced public company reporting requirements. We will remain an “emerging growth company” until the earliest of (i) December 31, 2023, which is the last day of the fiscal year following the fifth anniversary of the completion of our IPO, (ii) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We refer to the Jumpstart Our Business Startups Act of 2012 herein as the “JOBS Act,” and references herein to “emerging growth company” are intended to have the meaning associated with it in the JOBS Act.
Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act with the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information that we file with the SEC electronically. Copies of our reports on Form 10-K, Forms 10-Q, and Forms 8-K, and amendments to those reports may also be obtained, free of charge, electronically through our investor relations website located at the web address appearing below as soon as reasonably practical after we file such material with, or furnish it to, the SEC.
We use our investor relations website (investors.upwork.com/), our Twitter handle (twitter.com/Upwork) and Stephane Kasriel’s Twitter handle (twitter.com/skasriel) and LinkedIn profile (linkedin.com/in/kasriel) as a means of disseminating or providing notification of, among other things, news or announcements regarding our business or financial performance, investor events, press releases and earnings releases and as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The content of our websites and information that we may post on or provide to online and social media channels, including those mentioned above, and information that can be accessed through our websites or these online and social media channels are not incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any references to our websites or these online and social media channels are intended to be inactive textual references only.

Item 1A. Risk Factors.
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, as well as the other information in this Annual Report, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below, or of additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, results of operations, financial condition and growth prospects. In such an event, the market price of our common stock could decline and you could lose all or part of your investment.
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
Clients have similarly diverse options to find and pay service providers, such as engaging and paying service providers directly, finding service providers through other online or offline platforms or through staffing firms and agencies, using other payment services, or hiring temporary, full-time, or part-time employees. For the years ended December 31, 2018 and 2017, we generated significant revenue from one client, which accounted for more than 10% of revenue for each such period and, therefore, a decrease in revenue from this client could have an adverse effect on our operating results. Moreover, any decrease in the attractiveness of our platform or failure to retain clients could lead to decreased traffic on our platform, diminished network effects, or result in a drop in GSV on our platform, which could adversely affect our business, revenue, financial condition, and operating results.
Users can generally decide to cease using our platform at any time. Users may stop using our platform and related services if the quality of the user experience on our platform, including our support capabilities in the event of a problem, does not meet their expectations or keep pace with the quality of the user experience generally offered by competitive products and services. Users may also choose to cease using our platform if they perceive that our pricing model, including associated fees, is not in line with the value they derive from our platform or for other reasons. In addition, expenditures by clients may be cyclical and may reflect overall economic conditions or budgeting patterns. If users stop using our platform and services for any reason, including the foregoing reasons, our revenue and business would be adversely affected.
We have a history of net losses, anticipate increasing our operating expenses in the future, and may not achieve or sustain profitability.
We have a history of incurring net losses, and we expect to incur net losses for the foreseeable future. For the years ended December 31, 2018, 2017 and 2016, we incurred net losses of $19.9 million, $4.1 million and $16.2 million, respectively. As of December 31, 2018, we had an accumulated deficit of $143.5 million. We expect to make significant future expenditures related to the development and expansion of our business, including enhancing our Upwork Enterprise offering and our U.S.-to-U.S. domestic offering, expanding domestic-to-domestic offerings into new geographies, broadening and deepening the categories on our platform, enhancing our mobile product offering, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot ensure that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.

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
The market for our platform is characterized by rapid technological change, frequent new product and service introductions and enhancements, changing user demands, and evolving industry standards. The introduction of products and services embodying new technologies can quickly make existing products and services obsolete and unmarketable. We invest substantial resources in researching and developing new products and services and enhancing our platform by incorporating additional features, improving functionality, and adding other improvements to meet our users’ evolving demands in our highly competitive industry. The success of any enhancements or improvements to our platform or any new products and services depends on several factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies on our platform and third-party partners’ technologies, and overall market acceptance. We cannot be sure that we will succeed, on a timely or cost-effective basis, in developing, marketing, and delivering enhancements or new features to our platform or any new products and services that respond to continued changes in the market for talent or business services, nor can we be sure that any enhancements or new features to our platform or any new products and services will achieve market acceptance. Because further development of our platform is complex, challenging, and dependent upon an array of factors, the timetable for the release of new products and services and enhancements to existing products and services is difficult to predict, and we may not offer new products and services as rapidly as users of our platform require or expect. Any new products or services that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, may not be properly integrated with new and existing technologies on our platform or third-party partners’ technologies, or may not achieve the broad market acceptance necessary to generate sufficient revenue. Moreover, even if we introduce new products and services, we may experience a decline in revenue from our existing products and services that is not offset by revenue from the new products or services. In addition, we may lose existing users that choose competing products or services. This could result in a temporary or permanent decrease in revenue and adversely affect our business.

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
Our quarterly operating results have fluctuated in the past and may fluctuate in the future. Additionally, we have a limited operating history with our current platform and pricing model, which makes it difficult to forecast our future results. As a result, you should not rely upon our past quarterly operating results as indicators of future performance. You should take into account the risks, difficulties, and uncertainties frequently encountered by companies in rapidly evolving markets. Our operating results in any given quarter can be influenced by numerous factors, many of which are unpredictable or are outside of our control, including:

•	our ability to generate significant revenue from our Upwork Standard offering and Upwork Enterprise and other premium offerings;

•	fluctuations in revenue from our managed services offering due to our recognition of the entire GSV as revenue, including the amounts paid to freelancers;

•	our ability to maintain and grow our community of users;

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

•
seasonal spending patterns by clients or work patterns by freelancers and seasonality in the labor market, including the number of business days in any given quarter, the number of Mondays (i.e., the day we customarily bill our users) in any given quarter, as well as local, national, or international holidays;

•	fluctuations in the prices that freelancers charge clients on our platform;

•	fluctuations in the mix in payment provider costs;

•	changes to our pricing model, including associated fees;

•	our ability to introduce new products and services and enhance existing products and services;

•	our ability to generate significant revenue from new products and services;

•	our ability to respond to competitive developments, including new and emerging competitors, pricing changes, and the introduction of new products and services by our competitors;

•	the productivity of our sales force;

•	changes in the mix of products and services that enterprise clients or other users demand;

•	the length and complexity of our sales cycles;

•	the episodic nature of freelance work;

•	the cost and time needed to develop and upgrade our platform to incorporate new technologies;

•	security or privacy breaches and associated remediation costs and reputational harm;

•	the impact of outages of our platform and associated reputational harm;

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

•	operating lease expenses and other real estate expenses that will likely increase as we grow our operations;

•	fluctuations in transaction losses;

•	fluctuations in currency exchange rates;

•	changes in the mix of countries in which our users are located, which impacts the amount of revenue we derive from foreign exchange;

•	the impact of collecting indirect taxes on our user fees that we may introduce in new jurisdictions from time to time due to the applicability of sales, use, and other tax laws and regulations;

•	the impact of new laws and regulations (or changes in interpretation of existing laws and regulations) on the products and services offered on our platform;

•	the timing of stock-based compensation expense;

•	expenses incurred in connection with The Upwork Foundation initiative; and

•	general economic and political conditions and government regulations in the countries where we currently have significant numbers of users or where we currently operate or may expand in the future.
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
We are subject to a wide variety of foreign and domestic laws. Laws, regulations, and standards governing issues that may affect us, such as worker classification, employment, payments, worker confidentiality obligations and whistleblowing, intellectual property, consumer protection, taxation, privacy, and data security are often complex and subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal and state administrative agencies. Many of these laws were adopted prior to the advent of the internet and mobile and related technologies and, as a result, do not contemplate or address the unique issues of the internet, mobile, and related technologies. Other laws and regulations may be adopted in response to internet, mobile, and related technologies. New and existing laws and regulations (or changes in interpretation of existing laws and regulations), including those concerning worker classification, independent contractors, employment, payments, whistleblowing and worker confidentiality obligations, intellectual property, consumer protection, taxation, privacy, data security, benefits, unionizing and collective action, arbitration agreements and class action waiver provisions, terms of service, website accessibility, background checks (such as the Fair Credit Reporting Act, 15 U.S.C. § 1681), escheatment, and federal contracting may also be adopted, implemented, or interpreted to apply to us and other online services marketplaces or our users. As our platform’s geographical scope expands and as we expand the categories of services offered on our platform, regulatory agencies or courts may claim that we, or our users, are subject to additional requirements, or are prohibited from conducting our business or conducting business with us in or with certain jurisdictions, either generally or with respect to certain services. It is also possible that certain provisions in agreements with our service providers or between freelancers and clients may be found to be unenforceable or not compliant with applicable law.

Recent financial, political, and other events may increase the level of regulatory scrutiny on larger companies, technology companies in general, and companies engaged in dealings with independent contractors or payments in particular. Regulatory agencies may enact new laws or promulgate new regulations that are adverse to our business or the interests of our users, or they may view matters or interpret laws and regulations differently than they have in the past or in a manner adverse to our business or the interests of our users. Such regulatory scrutiny or action may create different or conflicting obligations on us from one jurisdiction to another.
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
The market for freelancers and the clients that engage them is highly competitive, rapidly evolving, fragmented, and subject to changing technology, shifting needs, and frequent introductions of new competitors as well as new products and services. We compete with a number of online and offline platforms and services domestically and internationally to attract and retain users and expand our share of user spend. Our main competitors fall into the following categories:

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
In addition, well-established internet companies, such as Google, LinkedIn, and Amazon, and social media platforms, such as Facebook, have entered or may decide to enter into our market segment, and some of these companies have launched products and services that directly compete with our platform. For example, in 2016, LinkedIn launched ProFinder, its service to connect LinkedIn members with one another for freelance service relationships. Many of these established internet companies and other competitors are considerably larger than we are and have considerably greater financial and other resources than we do.
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

We also compete with companies that utilize emerging technologies, such as blockchain, artificial intelligence, augmented reality, and machine learning. Many of the companies and services that utilize these technologies in our market are still new and not yet fully mature in their capabilities or network scale. However, we may face increased competition should these companies and services succeed. These competitors may offer products and services that may, among other things, provide automated alternatives to the services that freelancers provide on our platform, use machine learning algorithms to connect businesses with service providers, or otherwise change the way that businesses engage or pay service providers so as to make our platform less attractive to users.
Many of our current and potential competitors, both online and offline, enjoy substantial competitive advantages, such as greater name recognition; longer operating histories; greater financial, technical, and other resources; and, in some cases, the ability to rapidly combine online platforms with traditional staffing and contingent worker solutions. These companies may use these advantages to offer products and services similar to ours at a lower price, develop different or superior products and services to compete with our platform, or respond more quickly and effectively than we do to new or changing opportunities, technologies, standards, regulatory conditions, user preferences or requirements. In addition, while we compete intensely in more established markets, we also compete in developing technology markets that are characterized by dynamic and rapid technological change, many and different business models, and frequent disruption of incumbents by innovative online and offline entrants. The barriers to entry into these markets can be low, and businesses easily can launch online or mobile platforms and applications quickly and at nominal cost by using commercially available software or partnering with various established companies in these markets. For all of these reasons, we may not be able to compete successfully against our current and future competitors.
Moreover, current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others, including our current or future third-party partners. By doing so, these competitors may increase their ability to meet the needs of our existing or prospective users. These developments could limit our ability to obtain revenue from existing and new users. If we are unable to compete successfully against current and future competitors, our business, operating results, and financial condition would be adversely impacted.
If we fail to develop, maintain, and enhance our brand and reputation cost-effectively, our business and financial condition may be adversely affected.
The Upwork brand did not exist before 2015, but we believe that developing, maintaining, and enhancing awareness and integrity of our brand and reputation in a cost-effective manner are important to achieving widespread acceptance and use of our platform and are important elements in attracting new users and retaining existing users. Successful promotion of our brand and our business model depends on, among other things, the effectiveness of our marketing efforts, our ability to provide a reliable, trustworthy, and useful platform at competitive prices, the perceived value of our platform, and our ability to provide quality support. In order to reach brand awareness levels of our competitors, we will need to continuously invest in marketing programs that may not be successful in achieving meaningful awareness levels. Further, brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building and maintaining our brand and reputation. For example, in 2018 and 2017, we increased investment in offline advertising in certain markets to increase our brand awareness, and it is not certain that these investments will have a positive impact on our brand or will be cost effective. In order to protect our brand, we also expend substantial resources to register and defend our trademarks and to prevent others from using the same or substantially similar marks. Despite these efforts, we may not always be successful in registering and preventing misappropriation of our own marks and other intellectual property or preventing registration of confusingly similar marks, and we may suffer dilution, loss of reputation, genericization, or other harm to our brand. We also rely on our community of users in a variety of ways, including their willingness to give us feedback regarding our platform, and failure of our users to provide positive feedback on their experience on our platform or our failure to adequately address these concerns could negatively impact the willingness of prospective users to use our platform. If we fail to promote and maintain our brand successfully or to maintain loyalty among our users, or if we incur substantial expenses in unsuccessful attempts to promote and maintain our brand, we may fail to attract new users or retain our existing users and our business and financial condition may be adversely affected.
There may be adverse tax, legal, and other consequences if the contractor classification or employment status of freelancers that use our platform is challenged.
Clients are generally responsible for properly classifying the freelancers they engage through our platform under the terms of our user agreement. Some clients opt to classify freelancers as employees for certain work, while many freelancers are classified as independent contractors.
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
There is often uncertainty in the application of worker classification laws, and consequently there is risk to us and to users, both freelancers and clients, that independent contractors could be deemed to be misclassified under applicable law. The tests governing whether a service provider is an independent contractor or an employee are typically highly fact sensitive and vary by governing law. Laws and regulations that govern the status and misclassification of independent contractors are also subject to change as well as to divergent interpretations by various authorities, which can create uncertainty and unpredictability. A misclassification determination or allegation creates potential exposure for users and for us, including but not limited to monetary exposure arising from or relating to failure to withhold and remit taxes, unpaid wages, and wage and hour laws and requirements (such as those pertaining to minimum wage and overtime); claims for employee benefits, social security contributions, and workers’ compensation and unemployment insurance; claims of discrimination, harassment, and retaliation under civil rights laws; claims under laws pertaining to unionizing, collective bargaining, and other concerted activity; and other claims, charges, or other proceedings under laws and regulations applicable to employers and employees, including risks relating to allegations of joint employer liability. Such claims could result in monetary damages (including but not limited to wage-based damages or restitution, compensatory damages, liquidated damages, and punitive damages), interest, fines, penalties, costs, fees (including but not limited to attorneys’ fees), criminal and other liability, assessment, or settlement. Such an allegation, claim, or adverse determination, including but not limited to with respect to the freelancers that provide services to us, or the requirement for us to indemnify a client, could also harm our brand and reputation, which could adversely impact our business. While these risks are mitigated, in part, by our contractual rights of indemnification against third-party claims, such indemnification agreements could be determined to be unenforceable, could be costly to enforce or ineffective, or indemnification may otherwise prove inadequate.
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
Requirements on our platform relating to user authentication and fraud detection are complex. If our security measures do not succeed, our platform may be perceived as not being secure, our reputation may be harmed, and our business may be adversely impacted. In addition, bad actors around the world use increasingly sophisticated methods to engage in illegal activities involving personal information, such as unauthorized use of another’s identity or payment information, unauthorized acquisition or use of credit or debit card details and bank account information, and other fraudulent use of another’s identity or information. This could result in any of the following, each of which could adversely impact our business:

•
we may be, and we historically have been, held liable for the unauthorized use of an account holder’s credit card or bank account number and required by card issuers or banks to return the funds at issue and pay a chargeback or return fee, and if our chargeback or return rate becomes excessive, credit card networks may also require us to pay fines or other fees and the DBO may require us to hold larger cash reserves;

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

•
users of our website that are subjected or exposed to the unlawful or improper conduct of other users or other third parties, including law enforcement, may seek to hold us responsible for the conduct of other users and may lose confidence in our platform, decrease or cease use of our platform, seek to obtain damages and costs, or impose fines and penalties;

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
Despite measures we have taken to detect and reduce the risk of this kind of conduct, we do not have control over users of our platform and cannot ensure that any of our measures will stop the use of our platform for, or to further, illegal or improper purposes. We have received in the past, and may receive in the future, complaints from clients, freelancers, and other third parties concerning misuse of our platform and wrongful conduct of other users. We have also brought claims against clients and other third parties for their misuse of our platform, and may be required to bring similar claims in the future. Even if these claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.
We may be subject to escrow, payment services, and money transmitter regulations that may adversely affect our business.
Our subsidiary, Upwork Escrow Inc. (“Upwork Escrow”), is licensed as an internet escrow agent under California’s Escrow Law and is subject to regulations applicable to internet escrow agents promulgated by the DBO. While we have received two inquiries, each prior to 2014, from regulatory authorities inquiring whether we are engaging in payment activities through Upwork Escrow or oDesk (which is now Upwork Global Inc. (“Upwork Global”)), these inquiries were resolved in our favor and did not require us to obtain a license in the applicable jurisdiction.
Although we believe that our operations comply with existing U.S. federal, state, and international laws and regulatory requirements related to escrow, money transmission, and the handling or moving of money, the laws or regulations may change, and interpretations of existing laws and regulations may also change. As a result, Upwork Escrow or Upwork Global could be required to be licensed as an escrow agent or a money transmitter (or other similar licensee) in U.S. states or other jurisdictions or may choose to obtain such a license even if not required. Such a decision could also require Upwork Escrow or Upwork Global to register as a money services business under federal laws and regulations. It is also possible that Upwork Escrow or Upwork Global could become subject to regulatory enforcement or other proceedings in those states or other jurisdictions with escrow, money transmission, or other similar statutes or regulatory requirements related to the handling or moving of money, which could in turn have a significant impact on our business, even if we were to ultimately prevail in such proceedings. Upwork Escrow or Upwork Global may also be required to become licensed as a payment institution (or obtain a similar license) under the European Payment Services Directive or other international laws and regulations. Any developments in the laws or regulations related to escrow, money transmission, or the handling or moving of money, or increased scrutiny of our business may lead to additional compliance costs and administrative overhead.
The application of laws and regulations related to escrow, money transmission, and the handling or moving of money is subject to significant complexity and uncertainty, particularly as those laws relate to new and evolving business models. If Upwork Escrow or Upwork Global is ultimately deemed to be in violation of one or more escrow or money transmitter or other similar statutes or regulatory requirements related to the handling or moving of money in any U.S. state or other jurisdiction, we may be subject to the imposition of fines or restrictions on our business, our ability to offer some or all of our services in the relevant jurisdiction may be suspended, and we may be subject to civil or criminal liability and our business, operating results, and financial condition could be adversely affected.
Having an international community of users and engaging freelancers internationally exposes us to risks that could have an adverse effect on our business, operating results, and financial condition.
Even though we currently have a limited physical presence outside of the United States, our users have a global footprint that subjects us to the risks of being found to do business internationally. We have users on our platform located in over 180 countries, including some emerging markets where we have limited experience, where challenges can be significantly different from those we have faced in more developed markets, and where business practices may create greater internal control risks. Further, certain skills and services are offered by freelancers concentrated in countries with higher risks of instability and geopolitical uncertainty, like Russia and Ukraine. In addition, we engage freelancers located in many countries to provide services for our managed services offering and to us for internal projects. Because our website is generally accessible by users worldwide, one or more jurisdictions may claim that we or our users are required to comply with their laws. Laws outside of the United States regulating internet, payments, escrow, data protection, data residency, privacy, taxation, terms of service, website accessibility, consumer protection, intellectual property ownership, services intermediaries, labor and employment, wage and hour, worker classification, background checks, and recruiting and staffing companies, among others, which could be interpreted to apply to us, are often less favorable to us than those in the United States, giving greater rights to competitors, users, and other third parties. Compliance with international laws and regulations may be more costly than expected, may require us to change our business practices or restrict our service offerings, and the imposition of any such laws or regulations on us, our users, or third parties that we or our users utilize to provide or use our services, may adversely impact our revenue and business. In addition, we may be subject to multiple overlapping legal or regulatory regimes that impose conflicting requirements which could lead to additional compliance costs and enhanced legal risks.
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

•	fluctuations in foreign currency exchange rates;

•	compliance with U.S. and foreign laws designed to combat money laundering and the financing of terrorist activities;

•	organizing or similar activity by local unions, works councils, or similar labor organizations;

•	our ability to adapt to business practices and client requirements in different cultures;

•	corporate or state-sponsored espionage or cyberterrorism;

•	macroeconomic and political conditions in certain foreign jurisdictions; and

•	geopolitical instability and security risks, such as armed conflict and civil or military unrest, political instability, human rights concerns, and terrorist activity in countries where we have users.
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
If we or our third-party partners experience a security breach, other hacking or phishing attack, or other data privacy or security incident, whether inadvertently caused by us or intentionally caused by third parties, and unauthorized parties obtain access to our users’ data, our data, or our platform, networks, or other systems, our platform may be perceived as not being secure, our reputation may be harmed, demand for our platform may be reduced, our operations may be disrupted, we may incur significant legal liabilities, and our business could be adversely affected.
Our business involves the storage, processing, and transmission of users’ proprietary, confidential, and personal information as well as the use of third-party partners who store, process, and transmit users’ proprietary, confidential, and personal information. We also maintain certain other proprietary and confidential information relating to our business and personal information of our personnel. Any security breach, other hacking or phishing attack, or other data privacy or security incident, whether inadvertently caused by us or intentionally caused by third parties, that we experience could result in unauthorized access to, misuse of, or unauthorized acquisition of our, our personnel’s, or our users’ data, the loss, corruption, or alteration of this data, interruptions in our operations, or damage to our computers or systems or those of our users. Any of these could expose us to claims, litigation, fines, other potential liability, and reputational harm. An increasing number of online services have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their services. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target, we and our third-party partners may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our or our third-party partners’ security or privacy or other data privacy or security incident occurs, public perception of the effectiveness of our security measures and brand could be harmed, and we could lose users and business. Data security breaches and other data privacy and security incidents may also result from non-technical means, for example, actions taken by employees or contractors, such as freelancers that we engage on our platform to perform services for us. Any compromise of our or our third-party partners’ security could result in a violation of applicable privacy and other laws, regulatory or other governmental investigations, enforcement actions, and legal and financial exposure, including potential contractual liability that is not always limited to the amounts covered by our insurance. Any such compromise could also result in damage to our reputation and a loss of confidence in our security measures. Any of these effects could adversely impact our business.
Our and our third-party partners’ systems may be vulnerable to computer viruses and other malicious software, physical or electronic break-ins, or weakness resulting from intentional or unintentional service provider actions, and similar disruptions that could make all or portions of our website or applications unavailable for periods of time. We may need to expend significant resources to protect against, and to address issues created by, security breaches and other incidents. Security breaches and other privacy and security incidents, including any breaches of our security measures or those of parties with which we have commercial relationships (e.g., freelancers or other third-party service providers who provide development or other services to us) that result in the unauthorized access of users’ confidential, proprietary or personal information, or the belief that any of these have occurred, could damage our reputation and expose us to a risk of loss or litigation and possible liability. Significant unavailability of our platform due to attacks could cause users to cease using our platform and adversely affect our business. Although we maintain cyber liability insurance, we cannot be certain our coverage will extend to or be adequate for liabilities actually incurred or will continue to be available to us on reasonable terms, or at all.
Errors, defects, or disruptions in our platform could diminish demand, adversely impact our financial results, and subject us to liability.
Our users utilize our platform for important aspects of their businesses, and any errors, defects, or disruptions in our platform, or other performance problems with our platform or infrastructure could harm our brand and reputation and may damage the businesses of users. As the usage of our platform grows, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to operate our platform. It is possible that we may fail to continue to effectively scale and grow our technical infrastructure to accommodate these increased demands, which may adversely affect our user experience. We are also reliant on third-party software and infrastructure, including the infrastructure of the internet, to provide our platform. Any failure of or disruption to this software and infrastructure could also make our platform unavailable to our users. Our platform is constantly changing with new updates, which may contain undetected errors when first introduced or released. Any errors, defects, disruptions in service, or other performance or stability problems with our platform, or the inadequacy of our efforts to adequately prevent or timely remedy errors or defects, could result in negative publicity, loss of or delay in market acceptance of our platform, loss of competitive position, our inability to timely and accurately maintain our financial records, inaccurate or delayed invoicing of clients, delay of payment to us or freelancers, or claims by users for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help resolve the issue. Accordingly, any errors, defects, or disruptions in our platform could adversely impact our brand and reputation, revenue, and operating results.
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
We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, European legislators adopted the General Data Protection Regulation (“GDPR”), which became effective in May 2018, superseded existing European Union data protection legislation, imposes more stringent European Union data protection requirements, and provides for significant penalties for noncompliance. The GDPR creates new compliance obligations applicable to our business, users and third-party partners, which could cause us to change our business practices, and increases financial penalties for noncompliance, including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million, whichever is higher, for the most serious violations. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR has been and will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to governmental investigations or enforcement actions, fines and penalties, claims, litigation, and reputational harm in connection with any European activities. Additionally, in June 2018, California passed the California Consumer Privacy Act (“CCPA”), which provides new data privacy rights for consumers and new operational requirements for companies, effective in 2020. Fines for noncompliance may be up to $7,500 per violation. The costs of compliance with, and other burdens imposed by, the GDPR and CCPA may limit the use and adoption of our products and services and could have an adverse impact on our business. As a result, we may need to modify the way we treat such information. Further, the United Kingdom has initiated a process to leave the European Union that has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, although the United Kingdom has proposed a Data Protection Bill that would be substantially consistent with the GDPR, this bill remains in the legislative process in the United Kingdom and it remains unclear whether it will be enacted or what it will provide for if enacted.
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
We have experienced growth in a relatively short period of time. For example, our total revenue for the year ended December 31, 2018 was $253.4 million, representing a year-over-year growth rate of 25% from 2017. We plan to continue to expand our operations and personnel significantly. Sustaining our growth will place significant demands on our management as well as on our administrative, operational, and financial resources. To manage our growth, we must continue to improve our operational, financial, and management information systems; expand, motivate, and effectively manage our workforce; and effectively collaborate with our third-party partners. If we are unable to manage our growth successfully without compromising our quality of service or our profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, operating results, financial condition, and ability to successfully market our platform and serve our users could be adversely affected.
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
Our sales efforts are increasingly targeted at large enterprise clients, and as a result we may encounter greater pricing, implementation, and customization challenges, and we may have to delay revenue recognition for more complicated transactions, each of which could adversely impact our business and operating results.
Our sales efforts are increasingly targeted at large enterprise clients, and as a result, we face greater costs, longer sales cycles, and less predictability in completing some of our sales and in increasing spend by existing clients. For larger clients, use of our platform may require approvals by multiple departments and executive-level personnel and require us to provide greater levels of services and client education regarding the uses, benefits, security, privacy, worker classification, payments, and compliance services offered on our platform. Larger enterprises typically have longer decision-making and implementation cycles and may demand more customization, higher levels of support, a broader range of services, and greater payment flexibility. In addition, larger enterprises may require greater functionality and scalability and acceptance provisions that can lead to a delay in revenue recognition. We are often required to spend time and resources to better familiarize potential enterprise clients with the value propositions of our platform generally. Despite our efforts in familiarizing potential enterprise clients with the benefits of our platform, some potential enterprise clients may decide not to use our platform if, among other reasons, they do not feel that their procurement or compliance needs are or will be met. It is difficult to find sales personnel with the specific skills and technical knowledge needed to sell our Upwork Enterprise offering and other premium offerings. Even if we are able to hire qualified personnel, doing so may be costly and lengthy, as new sales personnel require significant training and can take a number of months to achieve full productivity. As a result of these factors, sales opportunities with large enterprises may require us to devote greater sales and administrative support and professional services resources to individual clients, which could increase our costs, lengthen our sales cycle, and divert our own sales and professional services resources to a smaller number of larger clients. We may spend substantial time, effort, and money in our sales efforts without being successful in producing sales or growing client spend.
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
We also have in the past agreed, and may in the future agree, to take on additional risk for worker classification, privacy, security, work product, payments, or other matters for larger clients, or to other terms that are unfavorable to us in order to secure a client’s business or increase their spend. All these factors can add further risk to business conducted with these clients even after a successful sale.
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
We may experience a decline in traffic to our website if third-party browser technologies are changed, or search engine or other channels that we utilize to direct traffic to our website change their methodologies or rules, to our disadvantage. We expect the search engines and other channels that we utilize to drive users to our website to continue to periodically change their algorithms, policies, and technologies. These changes may result in an interruption in users’ ability to access our website or impair our ability to maintain and grow the number of users that visit our website. We may also be forced to significantly increase marketing expenditures in the event that market prices for online advertising and paid listings escalate or our organic ranking decreases. Any of these changes could have an adverse impact on our business and operating results.
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
Our payment partners are critical to our business. In order to maintain these relationships, we have in the past been, and may in the future be, forced to agree to terms that are unfavorable to us. If we are unable to maintain our agreements with current payment partners on favorable terms or at all, or we are unable to enter into new agreements with new payment partners on favorable terms or at all, our ability to disburse transactions and our revenue and business may be adversely affected. This could occur for a number of reasons, including the following:

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

•	our payment partners may be subject to investigation, regulatory enforcement or other proceedings that result in their inability or unwillingness to provide services to us; or

•
we may be forced to cease doing business with payment processors if card association operating rules, certification requirements and laws, regulations, or rules governing electronic funds transfers to which we are subject change or are interpreted to make it difficult or impossible for us to comply.

We rely on AWS to deliver our platform to our users, and any disruption of service from AWS or material change to our arrangement with AWS could adversely affect our business. We are also subject to litigation relating to our use of AWS.
We currently host our platform, serve our users, and support our operations using AWS, a provider of cloud infrastructure services. We do not have control over the operations of the facilities of AWS that we use. AWS’s facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures, and similar events. The occurrence of any of these events, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions to our platform. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism, and other misconduct. Our platform’s continuing and uninterrupted performance is critical to our success. Users may become dissatisfied by any system failure that interrupts our ability to provide our platform to them. We may not be able to easily switch our AWS operations to another cloud or other data center provider if there are disruptions or interference with our use of AWS, and, even if we do switch our operations, other cloud and data center providers are subject to the same risks. Sustained or repeated system failures would reduce the attractiveness of our platform to users, thereby reducing revenue. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our platform. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service.
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
In addition, we and other customers of AWS have been subject to litigation by third parties claiming that AWS and basic HTTP functions infringe their patents. Although we expect Amazon to indemnify us with respect to at least a portion of such claims, the litigation may be time consuming, it may divert management’s attention, and, if Amazon fails to fully indemnify us, it may adversely impact our operating results.

Failure to comply with anti-corruption, anti-money laundering, and sanctions laws, including the United States Foreign Corrupt Practices Act (the “FCPA”) and similar laws associated with our activities outside of the United States, could subject us to penalties and other adverse consequences.
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
We are also subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and the United Kingdom Bribery Act 2010, and may be subject to other anti-bribery, anti-money laundering, and sanctions laws in countries in which we conduct activities or have users. We face significant risks if we fail to comply with the FCPA and other anti-corruption laws that prohibit companies and their agents and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties, and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any advantage. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. We may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities, and we may be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. We have implemented an anti-corruption compliance policy, but we cannot ensure that all of our employees, users, and agents, as well as those contractors to which we outsource certain of our business operations, will not take actions in violation of our policies or agreements and applicable law, for which we may be ultimately held responsible.
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
The application of federal, state, local, and international tax laws to services provided over the internet is evolving. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the internet and ecommerce. In addition, governments are increasingly looking for ways to increase revenue, which has resulted in discussions about tax reform and other legislative action to increase tax revenue, including through indirect taxes. New income, sales, use, value-added, goods and services, or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time (possibly with retroactive effect), and could be applied solely or disproportionately to services provided over the internet, could target certain products and services offered on our platform, or could otherwise affect our financial position and operating results. Many countries in the European Union, as well as the United Kingdom and a number of other countries and organizations, such as the Organization for Economic Cooperation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations. In addition, the Tax Cuts and Jobs Act was enacted in the United States in December 2017 (the “Tax Act”). We continue to review the impact of these tax reforms on our business. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain.
We may also be subject to non-income taxes, such as payroll, sales, use, value-added, and goods and services taxes (including the “digital service tax”) in the United States and various foreign jurisdictions. In certain jurisdictions, we collect and remit indirect taxes on our fees. Our collection of indirect taxes on our fees in these jurisdictions may cause our users to use other platforms or other alternatives that do not collect indirect taxes on their fees, which may in turn affect our financial results. In addition, tax authorities may raise questions about, challenge or disagree with our calculation, reporting, or collection of taxes and may require us to remit additional taxes and interest, and could impose associated penalties and fees. Should any new taxes become applicable, or if the taxes we pay are found to be deficient, our business could be adversely impacted. We have in the past been, and may in the future be, audited by tax authorities with respect to non-income taxes, and we may have exposure to additional non-income tax liabilities, which could have an adverse effect on our operating results and financial condition. In addition, our future effective tax rates could be favorably or unfavorably affected by changes in tax rates, changes in the valuation of our deferred tax assets or liabilities, the effectiveness of our tax planning strategies, or changes in tax laws or their interpretation. Such changes could have an adverse impact on our operating results and financial condition.
Moreover, state, local, and foreign tax jurisdictions have differing rules and regulations governing sales, use, value-added, and other taxes, and these rules and regulations can be complex and are subject to varying interpretations and enforcement positions that may change over time. Existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us (possibly with retroactive effect), which could require us or our users to pay additional tax amounts on prior sales and going forward, as well as require us or our users to pay fines, penalties, and interest for past amounts. Although our terms of service require our users to pay all applicable sales and other taxes and to indemnify us for any requirement that we pay any withholding amount to the appropriate authorities, our users may be unwilling or unable to pay back taxes and associated interest or penalties and may fail to indemnify us, we may determine that it would not be commercially feasible or cost-effective to seek reimbursement, or the indemnification obligation may be deemed unenforceable. If we are required to collect and pay back taxes and associated interest and penalties, or we are unsuccessful in collecting such amounts from our users, we could incur potentially substantial unplanned expenses, thereby adversely impacting our operating results and cash flows. In addition, tax laws and regulations may subject us to audit by tax regulators and require us to provide certain data and information, including user information, from our platform to tax regulators in certain jurisdictions, namely outside the United States. If we are obligated to provide such information to tax regulators in any jurisdiction, users may choose to use other platforms or other alternatives, which may in turn adversely affect our operating results and financial condition.
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
We may need to spend significant time and resources securing and monitoring our intellectual property rights, and we may or may not be able to detect infringement by third parties. Our competitive position may be adversely impacted if we cannot detect infringement or enforce our intellectual property rights quickly or at all. In some circumstances, we may choose not to pursue enforcement because an infringer has a dominant intellectual property position or for other business reasons. In addition, competitors might avoid infringement by designing around our intellectual property rights or by developing non-infringing competing technologies. We have in the past been forced to rely on litigation, opposition, and cancellation actions, and other claims and enforcement actions to protect our intellectual property, including to dispute registration or use of marks that may be confusingly similar to our own marks. Similar claims and other litigation may be necessary in the future to enforce and protect our intellectual property rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property rights may be met with defenses; counterclaims attacking the scope, validity, and enforceability of our intellectual property rights; or counterclaims and countersuits asserting infringement by us of third-party intellectual property rights. Our failure to secure, protect, and enforce our intellectual property rights could adversely affect our brand and our business, and we could lose the right to use certain intellectual property or lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property against others.

We are vulnerable to intellectual property infringement claims and challenges to our intellectual property rights brought against us by third parties.
We operate in a highly competitive industry, and there has been considerable activity in our industry to develop and enforce intellectual property rights. Successful intellectual property infringement claims against us or our users or third-party partners could result in monetary liability or a material disruption in the conduct of our business. We cannot be certain that aspects of our platform, content, and brand names do not or will not infringe valid patents, trademarks, copyrights, or other intellectual property rights held by third parties. We have in the past been, and may in the future be, subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. Our competitors have in the past challenged, and may in the future challenge, our registration or use of our trademarks, including “Upwork,” and, if successful, such a challenge could adversely affect our business. Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to cease selling or using products and services that incorporate the intellectual property that we allegedly infringe; make substantial payments for legal fees, settlement payments, or other costs or damages; obtain a license to sell or use the relevant technology, which may not be available on reasonable terms or at all; or redesign the allegedly infringing products and services to avoid infringement, which could be costly, time-consuming, or impossible. Any claims or litigation, regardless of merit, could divert management’s attention and cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering aspects of our platform, or require that we comply with other unfavorable terms. Our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. We may also be obligated to indemnify certain clients on our platform or strategic partners or others in connection with such infringement claims, or to obtain licenses from third parties or modify our platform, and each such obligation could further exhaust our resources. Some of our infringement indemnification obligations related to intellectual property are contractually capped at a very high amount or not capped at all.
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
Our business model may subject us to disputes with or between users of our platform.
Our business model involves connecting freelancers and clients that contract directly through our platform. Freelancers and clients are free to negotiate any contract terms they choose, but we also provide optional service contract terms that they can elect to use. It is possible that disputes may arise between freelancers and clients with regard to their contract terms, or otherwise, including with respect to service standards, payment, confidentiality, work product, and intellectual property ownership and infringement. If either party believes the contract terms were not met, our standard terms provide a mechanism for the parties to request assistance from us, and, for some contracts, if that is unsuccessful, they may choose to resolve the dispute with the help of a third-party arbitrator. Whether or not freelancers and clients decide to seek assistance from us, if these disputes are not resolved amicably, the parties might escalate to formal proceedings, such as by filing claims with a court or arbitral authority. Given our role in facilitating and supporting these arrangements, it is possible that claims will be brought against us directly as a result of these disputes, or that freelancers or clients may bring us into any claims filed against each other. Through our user agreements we disclaim responsibility and liability for any disputes between users (except with respect to the specified dispute assistance program); however, we cannot guarantee that these terms will, in all circumstances, be effective in preventing or limiting our involvement in user disputes. In addition, users may assert claims against us regarding their experience on our platform, including related to their search ranking results, their feedback ratings, our dispute resolution process, or admission or non-admission to the platform or other programs, including those designed to highlight successful freelancers. Even if these claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management, harm our reputation, and adversely affect our business and operating results.
Our business depends largely on our ability to attract and retain talented employees, including senior management and key personnel. If we lose the services of Stephane Kasriel, our President and Chief Executive Officer, or other members of our senior management team, we may not be able to execute on our business strategy.
Our future success depends on our continuing ability to attract, train, assimilate, and retain highly-skilled personnel, including software engineers and sales personnel. We face intense competition for qualified personnel from numerous software and other technology companies. In addition, competition for qualified personnel, particularly software engineers, is particularly intense in the San Francisco Bay Area, where our headquarters are located. We may not be able to retain our current key employees or attract, train, assimilate, or retain other highly-skilled personnel in the future. We may incur significant costs to attract and retain highly-skilled personnel, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. To the extent we move into new geographies, we would need to attract and recruit skilled personnel in those areas. If we are unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements, on a timely basis or at all, our business may be adversely affected.
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
Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and operating results.
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
In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve or otherwise change over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards (or changing interpretations of them), and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected. Being a public company and the associated rules and regulations makes it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit, risk, and compliance committee, compensation committee, and nominating and governance committee, and qualified executive officers.
As a result of disclosure of information in filings required of a public company, our business and financial condition has become more visible, which may result in threatened or actual litigation, including by competitors. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.
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
As a public company, we will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting commencing with our Annual Report for the year ending December 31, 2019. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on the effectiveness of our internal control over financial reporting, provided that our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first Annual Report required to be filed with the SEC following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Exchange Act, or the date we are no longer an emerging growth company, as defined in the JOBS Act. We could be an emerging growth company for up to five years. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation. We are required to disclose changes made in our internal control and procedures on a quarterly basis. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.
In connection with the preparation of our consolidated financial statements as of and for the year ended December 31, 2017, we identified a number of adjustments relating to previously issued consolidated financial statements that resulted in a revision to our consolidated financial statements as of and for the year ended December 31, 2016. As a result of these adjustments, for the year ended December 31, 2016, net loss increased by $0.3 million and cash flows from operations decreased by $0.3 million. There was no impact to cash flows from investing or financing activities for the year ended December 31, 2016. Moreover, total assets decreased by $0.5 million and total liabilities increased by $0.7 million as of December 31, 2016. These adjustments were related to complexities involving the accounting for financial instruments and treasury activities. We identified the cause of these adjustments was due to growth in the business, which required additional qualified accounting personnel with an appropriate level of experience, and additional controls in the period-end financial reporting process commensurate with the complexity of the business. Accordingly, we have determined that this control deficiency constituted a material weakness in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis. This deficiency could result in additional misstatements to our consolidated financial statements that would be material and would not be prevented or detected on a timely basis.
We are evaluating and implementing additional procedures in order to remediate this material weakness, however, we cannot assure you that these or other measures will fully remediate the material weakness in a timely manner. At the beginning of 2016, we had 15 accounting and finance employees. As part of our remediation plan to address the material weakness identified above, we hired a new Chief Financial Officer in October 2017 and subsequently hired additional accounting and finance employees with the specific technical accounting and financial reporting experience necessary for a public company, including a senior director of technical accounting and reporting, a manager of technical accounting and reporting, a senior director of Sarbanes-Oxley compliance, a manager of revenue recognition, a senior manager of accounting operations, and additional treasury analysts. We have hired these personnel after considering the appropriateness of each individual’s experience and believe that these personnel are qualified to serve in their current respective roles. As of December 31, 2018, we had 28 accounting and finance employees. We believe the current staffing in our accounting and finance department is sufficient to meet our requirements as a public company. However, we will continue to assess the adequacy of our accounting and finance personnel and resources, and will add additional personnel, as well as adjust our resources, as necessary, commensurate with any increase in the size and complexity of our business. We also increased the depth and level of review procedures with regard to financial reporting and internal control procedures. Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. If we are unable to remediate the material weakness, or otherwise maintain effective internal control over financial reporting, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports in a timely manner. If our remediation of this material weakness is not effective, or if we experience additional material weaknesses or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock. We cannot assure you that all of our existing material weaknesses have been identified, or that we will not in the future identify additional material weaknesses. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business and results of operations and could adversely impact our business, operating results and financial condition.
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
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates, judgments, and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity as of the date of the financial statements, and the amount of revenue and expenses, during the periods presented, that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to determination of revenue recognition, the useful lives of assets, assessment of the recoverability of long-lived assets, goodwill impairment, allowance for doubtful accounts, reserves relating to transaction losses, the valuation of warrants, stock-based compensation, and accounting for income taxes. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our common stock.
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

Federal income tax reform could adversely affect us.
Legislation or other changes in tax laws could increase our liability and adversely affect our after-tax profitability. For example, the Tax Act could have a significant impact on our effective tax rate, cash tax expenses and net deferred tax assets. The Tax Act reduces the U.S. corporate statutory tax rate, eliminates or limits the deduction of several expenses that were previously deductible, imposes a mandatory deemed repatriation tax on undistributed historic earnings of foreign subsidiaries, requires a minimum tax on earnings generated by foreign subsidiaries and permits a tax-free repatriation of foreign earnings through a dividends received deduction. We have completed our evaluation of the overall impact of the Tax Act on our effective tax rate and consolidated balance sheet through fiscal year-end and reflected the amounts in our financial statements. The Tax Act may have significant impacts in future periods and certain deduction limitations and restrictions.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2018, we had net operating loss carryforwards for U.S. federal income tax purposes and state income tax purposes of $172.3 million and $38.5 million, respectively, available to offset future taxable income. If not utilized, the federal net operating loss carryforward amounts will begin to expire in 2019, including $0.9 million due to expire in 2019. The state net operating loss carryforward amounts will begin to expire in 2028. Realization of these net operating loss carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our operating results.
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards and other tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.
In 2017, we remeasured our deferred tax assets to the reduced federal corporate income tax rate, 35% to 21%, resulting in a reduction of $22.6 million in the value of its net deferred tax asset, which was entirely offset by the change in valuation allowance of $22.6 million. In 2019, we expect to continue to benefit from the Tax Act, which includes, among other items, a reduced federal corporate tax rate and accelerated depreciation deductions. At the same time, the legislation eliminates and restricts certain tax deductions including the business interest expense limitation and the repeal of the performance base exception relating to executive compensation deduction exceeding $1.0 million. State conformity to the Tax Act’s provision is applied on jurisdiction-by-jurisdiction basis.
Our platform contains open source software components, and failure to comply with the terms of the underlying licenses could restrict our ability to market or operate our platform.
Our platform incorporates certain open source software. An open source license typically permits the use, modification, and distribution of software in source code form subject to certain conditions. Some open source licenses contain conditions that any person who distributes a modification or derivative work of software that was subject to an open source license make the modified version subject to the same open source license. Distributing software that is subject to this kind of open source license can lead to a requirement that certain aspects of our platform be distributed or made available in source code form. Although we do not believe that we have used open source software in a manner that might condition its use on our distribution of any portion of our platform in source code form, the interpretation of open source licenses is complex and, despite our efforts, it is possible that we may be liable for copyright infringement, breach of contract or other claims if our use of open source software is adjudged not to comply with the applicable open source licenses.
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
We track certain performance metrics, including GSV, the number of core clients, and client spend retention, with internal tools, which are not independently verified by any third party. Our internal tools have a number of limitations and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we report. If the internal tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. In addition, limitations or errors with respect to how we measure data (or the data that we measure) may affect our understanding of certain details of our business, which could affect our longer-term strategies. If our performance metrics are not accurate representations of our business, user base, or traffic levels; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, our reputation may be harmed, and our operating and financial results could be adversely affected.
We may be unable to integrate acquired businesses and technologies successfully or to achieve the expected benefits of such acquisitions. We may acquire or invest in additional companies, which may divert our management’s attention, result in additional dilution to our stockholders, and consume resources that are necessary to sustain our business.
Our business strategy may, from time to time, include acquiring other complementary products, technologies, or businesses. An acquisition, investment, or business relationship may result in unforeseen or additional operating difficulties, risks, and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, services, personnel, or operations of the acquired companies particularly if the key personnel of the acquired companies choose not to work for us, if an acquired company’s software is not easily adapted to work with ours, or otherwise. Acquisitions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for the development of our business. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown or additional risks and liabilities.
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
From time to time, we have been subject to litigation. The outcome of any litigation (including class actions and individual lawsuits or arbitration), regardless of its merits, is inherently uncertain. Regardless of the merits of any claims that may be brought against us, pending or future litigation could result in a diversion of management’s attention and resources and reputational harm, and we may be required to incur significant expenses defending against these claims. If we are unable to prevail in litigation, we could incur substantial liabilities. We may also determine that the most cost-effective and efficient way to resolve a dispute is to enter into a settlement agreement. Where we can make a reasonable estimate of the liability relating to pending litigation and determine that it is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of uncertainties relating to litigation, the amount of our estimates could be wrong as determining reserves for pending litigation is a complex, fact-intensive process that is subject to judgment calls. Any adverse determination related to litigation or a settlement agreement could require us to change our technology or our business practices in costly ways, prevent us from offering certain products or services, require us to pay monetary damages, fines, or penalties, or require us to enter into royalty or licensing arrangements, and could adversely affect our operating results and cash flows, harm our reputation, or otherwise negatively impact our business.
Our loan and security agreement provides our lender with a first-priority lien against substantially all of our assets (excluding our intellectual property), and contains financial covenants and other restrictions on our actions, which could limit our operational flexibility and otherwise adversely affect our financial condition.
Our loan and security agreement with Silicon Valley Bank (as amended, the “Loan Agreement”) restricts our ability to, among other things:

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
We will remain an emerging growth company until the earliest of: (i) December 31, 2023, which is the last day of the fiscal year following the fifth anniversary of our IPO; (ii) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more; (iii) the date on which we have, during the previous rolling three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the date on which we qualify as a “large accelerated filer.” If we remeasured our emerging growth company status based on our current stock price and ownership, we would be considered a “large accelerated filer” and would be required to comply with all the reporting requirements applicable to other public companies including, but not limited to, the auditor attestation requirements of Section 404(b) of the Sarbanes–Oxley Act.
We cannot predict if investors will find our common stock less attractive or our company less comparable to certain other public companies because we rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future operating results may not be as comparable to the operating results of certain other companies in our industry that adopted such standards. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
Our reported financial results may be adversely affected by changes in U.S. GAAP.
U.S. GAAP is subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change.
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
We are continuing to evaluate the adoption method and the potential impact that the implementation of ASC 606 will have on our consolidated financial statements, specifically related to the following items:

•	identification of performance obligations;

•	principal agent considerations;

•	whether the discounts offered under our tiered pricing program for freelancer service fee result in a “material right” as that term is defined in ASC 606;

•	whether costs to obtain a contract with a customer will be capitalized or expensed;

•	timing of revenue recognition;

•	method of adoption; and

•	revenue disclosures which are expected to expand and may require judgment in certain areas.
If currency exchange rates fluctuate substantially in the future, the results of our operations, which are reported in U.S. dollars, could be adversely affected.
As we expand our international footprint, we will become more exposed to the effects of fluctuations in currency exchange rates. Although we expect an increasing number of sales contracts to be denominated in currencies other than the U.S. dollar in the future, all of our sales contracts have historically been denominated in U.S. dollars. However, we offer clients the option to settle invoices denominated in U.S. dollars in the local currencies of several non-U.S. countries, and therefore, a portion of our revenue is subject to foreign currency risk. While we currently use derivative instruments to hedge certain exposures to fluctuations in foreign currency exchange rates, the use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, a strengthening of the U.S. dollar could increase the real cost of transacting on our platform to clients located outside of the United States and could result in a loss of such clients, which could adversely affect our business, operating results, financial condition, and cash flows.
We may be adversely affected by natural disasters and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business operations and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
A significant natural disaster, such as an earthquake, blizzard, hurricane, fire or flood, or other catastrophic event, such as a power loss or telecommunications failure, could have a material adverse impact on our business, financial condition, and operating results. In the event of natural disaster or other catastrophic event, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our platform, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our operating results. Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity and potentially subject to catastrophic fires. In addition, natural disasters and other catastrophic events could affect our partners’ ability to perform services for users on a timely basis. In the event any such partners’ information technology systems or service abilities are hindered by any of the events discussed above, our ability to provide our platform and other services may be impaired, resulting in missing financial targets for a particular quarter or year, or longer period. Further, if a natural disaster or other catastrophic event occurs in a region from which we derive a significant portion of our revenue, users in that region may delay or forego use of our platform or other services, which may adversely impact our operating results. In addition, acts of terrorism, civil disorder, or military conflict could cause disruptions in our business or the business and activity of our partners, users, or the economy as a whole. These disruptions may be more severe than in the case of natural disasters. All of the aforementioned risks may be augmented if our or our partners’ business continuity and disaster recovery plans prove to be inadequate. To the extent that any of the above results in delays or reductions in platform availability, activities or other services, our business, financial condition, and operating results would be adversely affected.
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

•	recruitment or departure of key personnel;

•	the economy as a whole and market conditions in our industry;

•	negative publicity related to the real or perceived quality or security of our platform, as well as the failure to timely launch new products and services that gain market acceptance;

•	rumors and market speculation involving us or other companies in our industry and/or other industries;

•	announcements by us or our competitors of new or terminated products or services, commercial relationships, or significant technical innovations;

•	acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	lawsuits threatened or filed against us, litigation involving our industry, or both;

•	developments or disputes concerning our or other parties’ products, services or intellectual property rights;

•	changes in accounting standards, policies, guidelines, interpretations, or principles;

•	political changes or events, such as “Brexit” or U.S. government shutdowns;

•	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events;

•	the expiration of contractual lock-up or market stand-off agreements;

•	sales of shares of our common stock by us or our stockholders; and

•	sales of large blocks of our stock relative to the size of our public float.
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
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market. The perception that these sales might occur may also cause the market price of our common stock to decline. We had a total of 106,454,321 shares of our common stock outstanding as of December 31, 2018. Of these shares, 14,348,196 shares of common stock were sold in the IPO and are freely tradable, except for any shares purchased by our “affiliates” as defined in Rule 144 under the Securities Act.
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
In addition, as of December 31, 2018, we had outstanding (i) stock options that, if fully exercised, would result in the issuance of 23,774,279 shares of common stock and (ii) 288,460 unvested restricted stock units (“RSUs”). We have filed registration statements on Form S-8 to register shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable vesting requirements and lock-up agreements referred to above, the shares issued upon exercise of outstanding stock options or settlement or outstanding RSUs will be available for immediate resale in the United States on the open market.

Moreover, certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of such shares or to include such shares in registration statements that we may file for us or other stockholders.
We may also issue our shares of common stock or securities convertible into shares of our common stock from time to time in connection with a financing, an acquisition, investments, or otherwise. We also expect to grant additional equity awards to employees, directors, and consultants under our 2018 Equity Incentive Plan and rights to purchase our common stock under our 2018 Employee Stock Purchase Plan. Any such issuances could result in substantial dilution to our existing stockholders and cause the market price of our common stock to decline.
The concentration of our stock ownership with insiders will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.
As of February 28, 2019, our executive officers, directors, current 5% or greater stockholders, and affiliated entities together beneficially owned the majority of our common stock. As a result, these stockholders, acting together, will have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
Provisions in our restated certificate of incorporation and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our restated certificate of incorporation and restated bylaws include provisions that:

•	provide that our board of directors is classified into three classes of directors with staggered three-year terms;

•	permit the board of directors to establish the number of directors and fill any vacancies and newly-created directorships;

•	require super-majority voting to amend some provisions in our restated certificate of incorporation and restated bylaws;

•	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;

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
In addition, our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law (the “DGCL”) our restated certificate of incorporation, or our restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. Our restated bylaws also provide that the federal district courts of the United States would be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”). Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision.
These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees.
In December 2018, the Delaware Court of Chancery found that provisions such as the Federal Forum Provision are not valid under Delaware law. In light of this decision of the Delaware Court of Chancery, we do not intend to enforce the Federal Forum Provision in our restated bylaws unless and until there is a final determination by the Delaware Supreme Court regarding the validity of provisions such as the Federal Forum Provision. To the extent the Delaware Supreme Court makes a final determination that provisions such as the Federal Forum Provision are not valid as a matter of Delaware law, the board of directors intends to amend our restated bylaws to remove the Federal Forum Provision.
Moreover, Section 203 of the DGCL may discourage, delay, or prevent a change of control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
Our corporate headquarters is located in Mountain View, California, where we occupy a facility totaling approximately 32,000 square feet under a lease that expires in June 2019. Historically, we have used this facility for administration, sales and marketing, technology and development, engineering, and customer support. In February 2019, we entered into a non-cancellable operating lease for a new office space located in Santa Clara, California, to which we plan to move our corporate headquarters upon the expiration of our current lease in Mountain View, California.
We also lease office space in San Francisco, California and Chicago, Illinois and rent working space in Denver, Colorado, Atlanta, Georgia, and Oslo, Norway.
We may procure additional space as we add employees and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.
See Notes 5 and 15 of the notes to our consolidated financial statements included elsewhere in this Annual Report for additional information on our leased properties.
Item 3. Legal Proceedings.
We are not a party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Common Stock
Our common stock began trading on The Nasdaq Global Select Market under the symbol “UPWK” on October 3, 2018.
Holders of Record
As of February 28, 2019, there were 521 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these record holders.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our capital stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Upwork Inc. under the Securities Act or the Exchange Act.
The following graph shows a comparison from October 3, 2018 (the date our common stock commenced trading on The Nasdaq Global Select Market), through December 31, 2018, of the cumulative total returns for our common stock, the NASDAQ Composite Index and the NASDAQ 100 Technology Index, respectively. The graph assumes $100 was invested at the market close on October 3, 2018 in the common stock of Upwork Inc. Such returns are based on historical results and are not intended to suggest future performance. The NASDAQ Composite Index and the NASDAQ 100 Technology Index assume reinvestment of any dividends.

Recent Sales of Unregistered Securities
None.
Use of Proceeds
In October 2018, we completed our IPO and received aggregate net proceeds of $109.4 million after deducting underwriting discounts and commissions but before deducting offering expenses payable by us. We incurred offering expenses of approximately $6.3 million. Thus, the net offering proceeds, after deducting underwriting discounts and offering expenses, were approximately $103.1 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-227207), which was declared effective by the SEC on October 2, 2018. There has been no material change in the planned use of the remainder of proceeds from the IPO as described in our final prospectus filed with the SEC on October 3, 2018 pursuant to Rule 424(b)(4).

Issuer Purchases of Equity Securities
None.

Item 6. Selected Consolidated Financial Data.
The following tables present selected historical consolidated financial and other data for our business. We derived the selected consolidated statements of operations data for the years ended December 31, 2018, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018 and 2017 from our audited consolidated financial statements that are included elsewhere in this Annual Report. We derived the selected consolidated balance sheet data as of December 31, 2016 from our audited consolidated financial statements, which are not included in this Annual Report. Our historical results are not necessarily indicative of the results that may be expected for any other period in the future. You should read this information in conjunction with the sections titled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, the accompanying notes, and other financial information included elsewhere in this Annual Report.

	Year Ended December 31,
	2018	2017	2016
Consolidated Statements of Operations Data:	(in thousands, except per share data and percentages)
Revenue:
Marketplace	$223,831	$178,046	$138,484
Managed services	29,523	24,506	25,961
Total revenue	253,354	202,552	164,445
Cost of revenue(1)	81,458	65,443	62,578
Gross profit	171,896	137,109	101,867
Operating expenses:
Research and development(1)	55,488	45,604	37,902
Sales and marketing(1)	72,963	53,044	37,437
General and administrative(1)	49,336	37,334	35,446
Provision for transaction losses	5,821	4,250	5,550
Total operating expenses	183,608	140,232	116,335
Loss from operations	(11,712)	(3,123)	(14,468)
Interest expense	2,038	960	858
Other expense, net	6,142	62	908
Loss before income taxes	(19,892)	(4,145)	(16,234)
Income tax benefit (provision)	(15)	22	1
Net loss	$(19,907)	$(4,123)	$(16,233)
Premium on repurchase of redeemable convertible preferred stock	—	(6,506)	—
Net loss attributable to common stockholders	$(19,907)	$(10,629)	$(16,233)
Net loss per share attributable to common stockholders, basic and diluted(2)	$(0.38)	$(0.32)	$(0.51)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	52,328	32,945	32,072

Other Financial and Operating Data: (3)
Core clients (4)	105.5	86.4	76.5
GSV (5)	$1,756,289	$1,373,161	$1,148,363
Client spend retention (6)	108%	99%	85%
Adjusted EBITDA (7)	$3,824	$7,909	$1,260

(1)	Includes stock-based compensation expense as follows:

Cost of revenue	$282	$290	$193
Research and development	3,258	1,797	1,820
Sales and marketing	1,637	1,299	1,052
General and administrative	5,184	3,460	4,201
Total	$10,361	$6,846	$7,266

(2)
See Notes 2 and 11 of the notes to our consolidated financial statements included elsewhere in this Annual Report for an explanation of the calculations of our net loss per share attributable to common stockholders, basic and diluted.

(3)
For a discussion of limitations in the measurement of core clients, GSV, and client spend retention, see the section titled “Risk Factors—We track certain performance metrics with internal tools and do not independently verify such metrics. Certain of our performance metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.”

(4)	For the definition of core clients, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operational Metrics.”

(5)	For the definition of GSV, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operational Metrics.”

(6)	For the definition of client spend retention, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operational Metrics.”

(7)	For the definition of adjusted EBITDA, a non-GAAP financial measure, and a reconciliation of net loss to adjusted EBITDA, see the section below titled “—Non-GAAP Financial Measures.”

	As of December 31,
	2018	2017	2016
Consolidated Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$129,128	$21,595	$27,326
Working capital	128,282	29,483	31,205
Total assets	391,573	275,189	249,600
Debt, current and noncurrent	23,910	33,833	16,962
Redeemable convertible preferred stock	—	166,486	178,785
Total stockholders’ equity (deficit)	243,745	(31,367)	(30,131)
Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. GAAP, adjusted EBITDA is a non-GAAP measure that we believe is useful in evaluating our operating performance.
We define adjusted EBITDA as net income (loss) adjusted for stock-based compensation expense, depreciation and amortization, interest expense, other (income) expense, net, income tax (benefit) provision, the change in fair value of our Tides Foundation common stock warrant (see Note 8 of the notes to our consolidated financial statements included elsewhere in this Annual Report), and, if applicable, other non-cash transactions.
The following table presents a reconciliation of net loss to adjusted EBITDA, the most directly comparable financial measure prepared in accordance with U.S. GAAP, for each of the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net loss	$(19,907)	$(4,123)	$(16,233)
Add back (deduct):
Stock-based compensation expense	10,361	6,846	7,266
Depreciation and amortization	4,949	4,186	8,462
Interest expense	2,038	960	858
Other expense, net	6,142	62	908
Income tax (benefit) provision	15	(22)	(1)
Change in fair value of Tides Foundation common stock warrant	226	—	—
Adjusted EBITDA	$3,824	$7,909	$1,260

We use adjusted EBITDA as a measure of operational efficiency. We believe that this non-GAAP financial measure is useful to investors for period-to-period comparisons of our business and in understanding and evaluating our operating results for the following reasons:

•
adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as stock-based compensation expense, depreciation and amortization, interest expense, other (income) expense, net, income tax (benefit) provision, the change in fair value of our Tides Foundation common stock warrant (see Note 8 of the notes to our consolidated financial statements included elsewhere in this Annual Report), and, if applicable, other non-cash transactions that can vary substantially from company to company depending upon their financing, capital structures, and the method by which assets were acquired;

•
our management uses adjusted EBITDA in conjunction with financial measures prepared in accordance with U.S. GAAP for planning purposes, including the preparation of our annual operating budget, as a measure of our core operating results and the effectiveness of our business strategy, and in evaluating our financial performance; and

•
adjusted EBITDA provides consistency and comparability with our past financial performance, facilitates period-to-period comparisons of our core operating results, and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their U.S. GAAP results.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with the sections titled “Business,” “Risk Factors,” and “Selected Consolidated Financial Data,” and the consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” and in other parts of this Annual Report.
Overview
Business
We operate the largest online marketplace that enables businesses to find and work with highly-skilled freelancers, as measured by GSV. GSV represents the total amount that clients spend on both our marketplace offerings and our managed services offering as well as additional fees we charge to users for other services. Freelancers are an increasingly sought-after, critical, and expanding segment of the global workforce. We define freelancers as users of our platform that advertise and provide services to clients through our platform, and we define clients as users of our platform that work with freelancers through our platform. The freelancers on our platform include independent professionals and agencies of varying sizes. The clients on our platform range in size from small businesses to Fortune 500 companies. During the year ended December 31, 2018, our platform enabled $1.8 billion of GSV in over 180 countries. For purposes of determining countries where we enable GSV, we include both the countries in which the clients that paid for the applicable services are located, as well as the countries in which the freelancers that provided those services are located.
In October 2018, we completed our IPO, in which we issued and sold an aggregate of 7,840,908 shares of our common stock, including 1,022,727 shares pursuant to the exercise of the underwriters’ option to purchase additional shares. The shares were sold to the underwriters at the IPO price of $15.00 per share less an underwriting discount of $1.05 per share. We received aggregate net proceeds of $109.4 million from the IPO after deducting underwriting discounts and commissions but before deducting offering expenses payable by us.
We generate a majority of our revenue from fees charged to freelancers. We also generate revenue through fees charged to clients for transacting payments through our platform, as well as foreign currency exchange fees, Upwork Payroll service fees, and fees for premium offerings. In addition, we provide a managed services offering where we engage freelancers to complete projects, directly invoice the client, and assume responsibility for work performed by the freelancers. We generated revenue of $253.4 million in 2018, $202.6 million in 2017, and $164.4 million in 2016, representing year-over-year increases of 25% in 2018 and 23% in 2017.
Financial Highlights for 2018
In 2018, our platform enabled $1.8 billion of GSV, representing an increase of 28% over the prior year, and our total revenue was $253.4 million, representing an increase of 25% over the prior year. Our marketplace revenue was $223.9 million, representing an increase of 26% over the prior year. We continue to make significant investments to grow our business, including in sales and marketing, research and development, operations, and personnel and, as a result, we generated a net loss of $19.9 million in 2018 compared to a net loss of $4.1 million in 2017. Our adjusted EBITDA was $3.8 million in 2018, a decline of 52% from 2017. Adjusted EBITDA is a financial measure that is not prepared in accordance with, and is not an alternative to, financial measures prepared in accordance with U.S. GAAP. See the section titled “Selected Consolidated Financial Data—Non-GAAP Financial Measures” for a definition of adjusted EBITDA and information regarding our use of adjusted EBITDA and a reconciliation of net loss to adjusted EBITDA.
As a global platform that connects freelancers and clients regardless of their location, our GSV originates from around the world. Of the $1.8 billion of GSV enabled on our platform in 2018, approximately 23% was generated from U.S. freelancers, our largest freelancer geography, as measured by GSV, in both 2018 and 2017, while freelancers in India and the Philippines remained our next largest freelancer geographies in both years. Of the $1.4 billion of GSV enabled on our platform in 2017, approximately 19%, was generated from freelancers in the United States.
Approximately 66% of our GSV in 2018 was generated from U.S. clients, compared to approximately 67% of GSV in 2017, with clients in no other country representing more than 10% of our GSV in either year. We believe U.S. clients will continue to drive growth by engaging freelancers globally, particularly freelancers in the United States where there are various efficiencies associated with same-country engagements, such as cultural and contractual norms, time zones, and language.

Key Financial and Operational Metrics
We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions (in thousands, except percentages):

	As of or for the Year Ended December 31,
	2018	2017	2016
Core clients	105.5	86.4	76.5
GSV	$1,756,289	$1,373,161	$1,148,363
Client spend retention	108%	99%	85%
Marketplace revenue	$223,831	$178,046	$138,484
Adjusted EBITDA (1)	$3,824	$7,909	$1,260

(1)
Adjusted EBITDA is not prepared in accordance with, and is not an alternative to, financial measures prepared in accordance with U.S. GAAP. See “Selected Consolidated Financial Data—Non-GAAP Financial Measures” for a definition of adjusted EBITDA and for information regarding our use of adjusted EBITDA and a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure prepared under U.S. GAAP.

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
Core Clients
We define a core client as a client that has spent in the aggregate at least $5,000 since it began using our platform and also had spend-activity on our platform during the twelve months preceding the date of measurement. This includes the total amount spent by the client on both the Elance and oDesk platforms for the periods prior to the consolidation of the two platforms as described above under “Business—Corporate Information.” We believe $5,000 is an important spend milestone as it indicates that the client is actively using our platform. Historically, these core clients have been more likely to continue using our platform. We believe that the number of core clients is a key indicator of our growth and the overall health of our business because core clients are a primary driver of GSV, and, therefore, marketplace revenue.
Gross Services Volume
GSV includes both client spend and additional fees charged for other services. Client spend—the total amount that clients spend on both our marketplace offerings and our managed services offering—is the primary component of GSV. GSV also includes additional fees charged to both clients and freelancers for other services, such as freelancer withdrawals and foreign currency exchange.
GSV is an important metric because it represents the amount of business transacted through our platform. Growth in the number of core clients and increased client spend retention are the primary drivers of GSV growth. In addition, our marketplace revenue is primarily comprised of the service fees paid by freelancers as a percentage of the total amount freelancers charge clients for services accessed through our platform. Therefore, marketplace revenue is correlated to GSV, and we believe that our marketplace revenue will grow as GSV grows, although they could grow at different rates. We expect our GSV to fluctuate between periods due to a number of factors, including the volume and characteristics of projects that are posted by clients on our platform, such as size, duration, pricing, and other factors.
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

The growth in our marketplace is driven primarily by long-term and recurring use by freelancers and clients, which leads to increased revenue visibility for us. While continued use of our platform by freelancers is a factor that impacts our ability to attract and retain clients, our platform currently has a significant surplus of freelancers in relation to the number of clients actively engaging freelancers. As a result of this surplus of freelancers relative to clients, we primarily focus our efforts on retaining client spend and acquiring new clients as opposed to acquiring new freelancers and retaining existing freelancers. Moreover, we generate revenue when clients engage and pay freelancers and therefore our key metrics and operating results are directly impacted by client spend. On the other hand, the number of freelancers retained between periods is merely one of many factors that may impact client spend in a particular period and is not a primary driver of our key metrics and operating results. For these reasons, we do not calculate or track freelancer retention metrics in order to manage our business.
Marketplace Revenue
Marketplace revenue, which represents the majority of our revenue, consists of revenue derived from our Upwork Standard and Upwork Enterprise and other premium offerings. We generate marketplace revenue from both freelancers and clients. Our marketplace revenue is primarily comprised of the service fees paid by freelancers as a percentage of the total amount freelancers charge clients for services accessed through our platform, and to a lesser extent, payment processing and administration fees charged to clients. We also generate marketplace revenue for other services, such as foreign currency exchange fees, Upwork Payroll service fees, and fees for premium offerings. Marketplace revenue is an important metric because it is the primary driver of our business model, and we believe it provides greater comparability to other online marketplaces. The growth rate of marketplace revenue fluctuates in relation to the growth rate of GSV. Therefore, marketplace revenue is correlated to GSV, and we believe that our marketplace revenue will grow as GSV grows, although they could grow at different rates.
Adjusted EBITDA
We define adjusted EBITDA as net loss adjusted for stock-based compensation expense, depreciation and amortization, interest expense, other (income) expense, net, provision for (benefit from) income tax, the change in fair value of our Tides Foundation common stock warrant (see Note 8 of the notes to our consolidated financial statements included elsewhere in this Annual Report), and, if applicable, other non-cash transactions. Adjusted EBITDA is not prepared in accordance with, and is not an alternative to, financial measures prepared in accordance with U.S. GAAP. See the section titled “Selected Consolidated Financial Data—Non-GAAP Financial Measures” for information on our use of adjusted EBITDA and a reconciliation of net loss to adjusted EBITDA.
Components of Our Results of Operations
Revenue
Marketplace Revenue. Marketplace revenue is generated from our Upwork Standard and Upwork Enterprise and other premium offerings. Under our Upwork Standard and Upwork Enterprise offerings, we generate revenue from both freelancers and clients. Marketplace revenue, which represents the majority of our total revenue, is primarily comprised of the service fees paid by freelancers as a percentage of the total amount that freelancers charge clients for services accessed through our platform and, to a lesser extent, payment processing and administration fees paid by clients.
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
Managed Services Revenue. Through our managed services offering, we are responsible for providing services and engaging freelancers directly or as employees of third-party staffing providers to perform services for clients on our behalf. The freelancers delivering managed services include independent professionals and agencies of varying sizes. Under U.S. GAAP, we are deemed to be the principal in these managed services arrangements, and therefore, recognize the entire GSV of managed services projects as managed services revenue, as compared to recognizing only the percentage of the client spend that we receive, as we do with our marketplace offerings.
Cost of Revenue and Gross Profit
Cost of Revenue. Cost of revenue consists primarily of the cost of payment processing fees, amounts paid to freelancers to deliver services for clients under our managed services offering, personnel-related costs for our services and support personnel, third-party hosting fees for our use of AWS and the amortization expense associated with acquired intangibles and capitalized internal-use software and platform development. We define personnel-related costs as salaries, bonuses, benefits, travel and entertainment, and stock-based compensation costs for employees and the costs related to other service providers we engage.
We expect cost of revenue to increase in absolute dollars in future periods due to higher payment processing fees, third-party hosting fees, and personnel-related costs in order to support growth on our platform. Amounts paid to freelancers to deliver services under our managed services offering are tied to the volume of managed services used by our clients. The level and timing of all of these items could fluctuate and affect our cost of revenue in the future.
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
Operating Expenses
Research and Development. Research and development expense primarily consists of personnel-related costs and third-party hosting costs related to development. Research and development costs are expensed as incurred, except to the extent that such costs are associated with internal-use software and platform development that qualifies for capitalization. We believe continued investments in research and development are important to attain our strategic objectives and expect research and development expense to increase in absolute dollars for the foreseeable future, although this expense, expressed as a percentage of total revenue, may vary from period to period.
Sales and Marketing. Sales and marketing expense consists primarily of expenses related to personnel-related costs, including sales commissions, which we expense as they are incurred, and advertising and marketing activities. We continue to invest in our sales and marketing capabilities and expect this expense to increase in absolute dollars in future periods, although this expense expressed as a percentage of total revenue may vary from period-to-period.
General and Administrative. General and administrative expense consists primarily of personnel-related costs for our executive, finance, legal, human resources, and operations functions. General and administrative expense also includes outside consulting, legal, and accounting services, and insurance. We also include the change in fair market value of our outstanding Tides Foundation common stock warrant within this line item. For further information regarding this charitable donation, see Note 8 of the notes to our consolidated financial statements included elsewhere in this Annual Report. We expect to continue to invest in corporate infrastructure and incur additional expenses associated with operating as a public company, including increased legal and accounting costs, investor relations costs, higher insurance premiums, and compliance costs. As a result, we expect general and administrative expense to increase in absolute dollars in future periods, although this expense, expressed as a percentage of total revenue, may vary from period to period.
Provision for Transaction Losses. Provision for transaction losses consists primarily of losses resulting from fraud and bad debt expense associated with our trade and client receivables balance and transaction losses associated with chargebacks. Provisions for these items represent estimates of losses based on our actual historical incurred losses and other factors. As a result, we expect provision for transaction losses to increase in absolute dollars in future periods although this expense expressed as a percentage of total revenue may vary from period-to-period.
Interest Expense
Interest expense consists of interest on our outstanding borrowings.

Other Expense, Net
Other expense, net consists primarily of gains and losses from foreign currency exchange transactions, interest income that we earn from our money market funds, and expenses resulting from the revaluation of our convertible preferred stock warrant liability. Our convertible preferred stock warrant liability was converted to additional paid-in capital upon the completion of our IPO, which occurred in October 2018.
Income Tax Benefit (Provision)
We account for income taxes in accordance with the liability method. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The provision for income taxes is comprised of the current tax liability and the change in deferred tax assets and liabilities. We establish a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be recoverable against future taxable income.
Deferred tax assets and liabilities are measured using the enacted tax rates that will be in effect for the years in which those tax assets are expected to be realized or settled. We regularly assess the likelihood that deferred tax assets will be realized from recoverable income taxes or recovered from future taxable income based on the realization criteria set forth in the relevant authoritative guidance. To the extent that we believe any amounts are less likely than not to be realized, we record a valuation allowance to reduce our deferred tax assets. The realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. If we subsequently realize deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in an adjustment to earnings in the period such determination is made.
In addition, the calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize potential liabilities based on an estimate of whether, and the extent to which, additional taxes will be due. We account for uncertain tax positions in accordance with the relevant guidance, which prescribes a recognition threshold and measurement approach for uncertain tax positions taken or expected to be taken in our income tax return, and also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The guidance utilizes a two-step approach for evaluation of uncertain tax positions. The first step is to determine if the weight of available evidence indicates a tax position is more likely than not to be sustained upon audit. The second step is to measure the tax benefit as the largest amount, which is more likely than not to be realized on ultimate settlement. A liability is reported for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. Any interest and penalties related to unrecognized tax benefits are recorded as income tax expense.

Results of Operations
The following table sets forth our consolidated results of operations for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Revenue:
Marketplace	$223,831	$178,046	$138,484
Managed services	29,523	24,506	25,961
Total revenue	253,354	202,552	164,445
Cost of revenue(1)	81,458	65,443	62,578
Gross profit	171,896	137,109	101,867
Operating expenses:
Research and development(1)	55,488	45,604	37,902
Sales and marketing(1)	72,963	53,044	37,437
General and administrative(1)	49,336	37,334	35,446
Provision for transaction losses	5,821	4,250	5,550
Total operating expenses	183,608	140,232	116,335
Loss from operations	(11,712)	(3,123)	(14,468)
Interest expense	2,038	960	858
Other expense, net	6,142	62	908
Loss before income taxes	(19,892)	(4,145)	(16,234)
Income tax benefit (provision)	(15)	22	1
Net loss	$(19,907)	$(4,123)	$(16,233)

(1) Includes stock-based compensation expense as follows (in thousands):

Cost of revenue	$282	$290	$193
Research and development	3,258	1,797	1,820
Sales and marketing	1,637	1,299	1,052
General and administrative	5,184	3,460	4,201
Total	$10,361	$6,846	$7,266
Comparison of the Years Ended December 31, 2018 and 2017
Revenue

(in thousands, except percentages)	Year Ended December 31,		Change
	2018	2017	$	%
Marketplace	$223,831	$178,046	45,785	26%
Percentage of total revenue	88%	88%
Managed services	$29,523	$24,506	5,017	20%
Percentage of total revenue	12%	12%
Total revenue	$253,354	$202,552	$50,802	25%
Total revenue was $253.4 million in 2018, an increase of $50.8 million, or 25%, compared to 2017.
Marketplace revenue represented 88% of total revenue for 2018, an increase of $45.8 million, or 26%, compared to 2017. Marketplace revenue increased primarily due to an increase in GSV. GSV grew by 28% in 2018 compared to 2017, primarily driven by a 22% increase in the number of core clients, and higher client spend retention, which increased to 108% for 2018 from 99% for 2017. We believe these increases were primarily due to investments in sales and marketing to acquire new clients and drive brand awareness and research and development to build new product features. Freelancer service fees generated $149.9 million and $120.9 million of marketplace revenue in 2018 and 2017, respectively. Client payment processing and administration fees generated $35.5 million and $27.9 million of marketplace revenue in 2018 and 2017, respectively.

Managed services revenue represented 12% of total revenue in both 2018 and 2017. Managed services revenue increased $5.0 million, or 20%, in 2018 compared to 2017, primarily due to an increase in the amount of freelancer services engaged by a client through our managed services offering. Managed services revenue is growing, as expected, at a slower rate than our marketplace revenue, and we anticipate this trend to continue.
Cost of Revenue and Gross Margin

(in thousands, except percentages)	Year Ended December 31,		Change
	2018	2017	$	%
Cost of revenue	$81,458	$65,443	$16,015	24%
Components of cost of revenue:
Costs of freelancer services to deliver managed services	24,490	19,986	4,504	23%
Other components of cost of revenue	56,968	45,457	11,511	25%
Total gross margin	68%	68%
Cost of revenue increased by $16.0 million, or 24%, in 2018 compared to 2017. The increase was primarily due to the increase in other components of cost of revenue, which included increases of $6.2 million in payment processing fees due to an increase in client spend on our platform, $2.4 million in third-party hosting costs directly related to increased usage of AWS, $1.1 million related to increased personnel-related costs, $1.0 million in costs directly associated with expanding our customer support team due to increased activity on our platform, and $0.8 million attributed to normal operating costs that increased due to the increase in revenue. Costs of freelancer services to deliver managed services increased by $4.5 million, or 23%, in 2018 compared to 2017, primarily due to a corresponding increase of $5.0 million in managed services revenue in 2018 as compared to 2017. In general, the cost of freelancer services to deliver managed services is directly correlated to our managed services revenue.
Research and Development

(in thousands, except percentages)	Year Ended December 31,		Change
	2018	2017	$	%
Research and development	$55,488	$45,604	$9,884	22%
Percentage of total revenue	22%	23%
Research and development expense increased by $9.9 million, or 22%, in 2018 compared to 2017. The increase was primarily due to an increase in personnel-related costs of $10.9 million, an increase of $1.1 million in amortization of licensed software, an increase of $0.8 million in facilities-related and other costs, and an increase of $0.3 million in third-party hosting costs, partially offset by $3.1 million of additional internal-use software and platform development costs capitalized in 2018 and lower costs incurred from outside professional services of approximately $0.1 million.
Sales and Marketing

(in thousands, except percentages)	Year Ended December 31,		Change
	2018	2017	$	%
Sales and marketing	$72,963	$53,044	$19,919	38%
Percentage of total revenue	29%	26%
Sales and marketing expense increased by $19.9 million, or 38%, in 2018, as compared to 2017. This increase was primarily due to increases of $10.0 million in personnel-related costs to build out our enterprise sales team, including sales commissions that we expense as incurred, $7.7 million in marketing and advertising costs associated with online and offline marketing programs to drive brand awareness and attract new users, $1.8 million of facilities-related costs for our sales office, and $0.4 million related to travel and other miscellaneous costs.

General and Administrative

(in thousands, except percentages)	Year Ended December 31,		Change
	2018	2017	$	%
General and administrative	$49,336	$37,334	$12,002	32%
Percentage of total revenue	19%	18%
General and administrative expense increased by $12.0 million, or 32%, in 2018 compared to 2017. This increase was primarily due to increases of $7.1 million in personnel-related costs, which included adding additional personnel primarily within our finance and accounting organization and higher stock-based compensation, $1.8 million in professional expenses related to us preparing to become a public company, $1.4 million in facilities-related and other costs, $1.1 million in software licenses, $0.4 million in non-income taxes, and $0.2 million related to the revaluation of the shares that are expected to vest and become exercisable under our Tides Foundation common stock warrant.
Provision for Transaction Losses

(in thousands, except percentages)	Year Ended December 31,		Change
	2018	2017	$	%
Provision for transaction losses	$5,821	$4,250	$1,571	37%
Percentage of total revenue	2%	2%
Provision for transaction losses increased by $1.6 million, or 37% in 2018 compared to 2017. The increase was due to growth in GSV and related trade and client receivables, partially offset by reductions resulting from increased efforts to reduce fraudulent activity on the platform.
Interest Expense and Other Expense, Net

(in thousands, except percentages)	Year Ended December 31,		Change
	2018	2017	$	%
Interest expense	$2,038	$960	$1,078	112%
Other expense, net	6,142	62	6,080	9,806%
Interest expense increased $1.1 million in 2018 as compared to 2017. This increase was due to a higher amount of outstanding borrowings in 2018. See Note 6 of the notes to our consolidated financial statements included elsewhere in this Annual Report.
Other expense, net increased $6.1 million in 2018 compared to 2017, primarily due to the revaluation of our convertible preferred stock warrant liability. The value of the convertible preferred stock warrant liability increased significantly due to the completion of our IPO and the final IPO offering price being significantly higher than the historical estimated fair value used to revalue the convertible preferred stock warrant liability. The expenses related to the convertible preferred stock warrant liability will not recur in future periods.

Comparison of the Years Ended December 31, 2017 and 2016
Revenue

(in thousands, except percentages)	Year Ended December 31,		Change
	2017	2016	$	%
Marketplace	$178,046	$138,484	$39,562	29%
Percentage of total revenue	88%	84%
Managed services	$24,506	$25,961	$(1,455)	(6)%
Percentage of total revenue	12%	16%
Total revenue	$202,552	$164,445	$38,107	23%
Total revenue increased by $38.1 million, or 23%, to $202.6 million in 2017 as compared to 2016.
Marketplace revenue represented 88% of total revenue in 2017, an increase of $39.6 million, or 29%, in 2017 as compared to 2016. Marketplace revenue increased primarily due to an increase in GSV. GSV grew by 20%, primarily driven by a 13% increase in the number of core clients, and higher client spend retention, which increased from 85% for the year ended December 31, 2016 to 99% for the year ended December 31, 2017. Additionally, the number of projects increased 13%, from over 1.6 million in 2016 to over 1.8 million in 2017. We believe these increases were primarily due to investments in marketing to acquire new clients and drive brand awareness and research and development to build new product features. Marketplace revenue also grew, to a lesser extent, due to the Upwork Standard pricing model change implemented in the second quarter of 2016.
We changed our Upwork Standard pricing model late in the second quarter of 2016 to implement a tiered freelancer service fee based on cumulative lifetime billings by the freelancer to each client. Previously, we had typically charged freelancers a flat 10% fee. The goal of the pricing change was to encourage longer-term relationships between freelancers and clients on our platform, allowing us to attract more projects, and to align client incentives with our incentives to use lower cost payment methods. Additionally, late in the second quarter of 2016, we introduced a client payment processing and administration fee that generated $12.6 million of marketplace revenue in 2016 and $27.9 million of marketplace revenue in 2017.
Managed services revenue represented 12% of total revenue in 2017 as compared to 16% in 2016. The decrease of $1.5 million, or 6%, was primarily due to a decline in the amount of freelancer services used by a client using our managed services offering.
Cost of Revenue and Gross Margin

(in thousands, except percentages)	Year Ended December 31,		Change
	2017	2016	$	%
Cost of revenue	$65,443	$62,578	$2,865	5%
Components of cost of revenue:
Costs of freelancer services to deliver managed services	19,986	21,051	(1,065)	(5)%
Other components of cost of revenue	45,457	41,527	3,930	9%
Total gross margin	68%	62%
Cost of revenue increased by $2.9 million, or 5%, in 2017 as compared to 2016. This increase was primarily due to increases of $3.6 million in payment processing fees as a result of an increase in client spend on our platform, $0.9 million in third-party hosting costs as a result of our transition to AWS and increased transaction volume on our platform, and $2.9 million in personnel-related costs from an increase in personnel to support our growth, partially offset by a decrease of $2.6 million in amortization of intangibles that related to developed technology and $0.5 million in amortization that related to capitalized internal-use software and platform development. Costs of freelancer services to deliver managed services decreased by $1.1 million, or 5%, due to a decline in the amount of freelancer services used by a client using our managed services offering. In general, the cost of freelancer services to deliver managed services is directly correlated to our managed services revenue.
Total gross margin improved from 62% in 2016 to 68% in 2017 primarily driven by the introduction of the payment processing and administration fee to clients in June 2016.

Research and Development

(in thousands, except percentages)	Year Ended December 31,		Change
	2017	2016	$	%
Research and development	$45,604	$37,902	$7,702	20%
Percentage of total revenue	23%	23%
Research and development expense increased by $7.7 million, or 20%, in 2017 as compared to 2016 and was consistent as a percentage of total revenue at 23%. The increase was primarily due to an increase in personnel-related costs, driven by development of new products and features.
Sales and Marketing

(in thousands, except percentages)	Year Ended December 31,		Change
	2017	2016	$	%
Sales and marketing	$53,044	$37,437	$15,607	42%
Percentage of total revenue	26%	23%
Sales and marketing expense increased by $15.6 million, or 42%, in 2017 compared to 2016. This increase was primarily due to increases of $8.5 million in personnel-related costs to build out our enterprise sales team, including sales commissions that we expense as incurred, and $6.2 million in marketing and advertising costs associated with online and offline marketing programs to drive brand awareness and attract new users.
General and Administrative

(in thousands, except percentages)	Year Ended December 31,		Change
	2017	2016	$	%
General and administrative	$37,334	$35,446	$1,888	5%
Percentage of total revenue	18%	22%
General and administrative expense increased $1.9 million, or 5%, in 2017 as compared to 2016. This increase was primarily due to increases of $2.8 million of personnel-related costs and $0.5 million in audit and accounting-related costs in preparation to become a public company, partially offset by a $1.1 million legal settlement resulting from a trademark dispute accrued in 2016.
Provision for Transaction Losses

(in thousands, except percentages)	Year Ended December 31,		Change
	2017	2016	$	%
Provision for transaction losses	$4,250	$5,550	$(1,300)	(23)%
Percentage of total revenue	2%	3%
Provision for transaction losses decreased $1.3 million, or 23%, in 2017 as compared to 2016. This decrease was primarily due to improvements in managing transaction losses and chargebacks for fraud on our platform and bad debt expense associated with our trade and client receivables as we improved on collections from enterprise clients.
Interest Expense and Other Expense, Net

(in thousands, except percentages)	Year Ended December 31,		Change
	2017	2016	$	%
Interest expense	$960	$858	$102	12%
Other expense, net	62	908	$(846)	(93)%
Interest expense increased $0.1 million, or 12%, in 2017 as compared to 2016. This increase was due to a higher amount of outstanding borrowings in 2017 as compared to 2016.
Other expense, net decreased $0.8 million, or 93%, in 2017 compared to 2016. This decrease was primarily due to a decrease of $0.5 million in net losses from foreign currency transactions and a decrease of $0.3 million in prepayment fees paid to a lender.

kQuarterly Results of Operations
The following tables summarize our selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2018. The information for each of these quarters has been prepared on a basis consistent with our audited financial statements included elsewhere in this Annual Report and, in the opinion of management, includes all adjustments of a normal, recurring nature that are necessary for the fair statement of the results of operations for these periods in accordance with U.S. GAAP. The data should be read in conjunction with our audited financial statements and notes thereto included elsewhere in this Annual Report. Our historical quarterly results are not necessarily indicative of the results that may be expected for a full year or in any future period.

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(in thousands)
Revenue:
Marketplace	$40,860	$43,078	$46,186	$47,922	$51,959	$55,454	$56,766	$59,652
Managed services	5,886	5,707	6,076	6,837	7,259	7,227	7,347	7,690
Total revenue	46,746	48,785	52,262	54,759	59,218	62,681	64,113	67,342
Cost of revenue(1)	15,025	15,928	16,894	17,596	19,617	20,457	20,504	20,880
Gross profit	31,721	32,857	35,368	37,163	39,601	42,224	43,609	46,462
Operating expenses:
Research and development(1)	10,303	10,702	11,514	13,085	13,491	12,812	14,377	14,808
Sales and marketing(1)	12,327	11,374	13,626	15,717	19,673	16,414	18,967	17,909
General and administrative(1)	8,623	7,840	8,952	11,919	11,176	11,219	11,707	15,234
Provision for transaction losses	883	901	1,073	1,393	1,270	1,450	1,892	1,209
Total operating expenses	32,136	30,817	35,165	42,114	45,610	41,895	46,943	49,160
Income (loss) from operations	(415)	2,040	203	(4,951)	(6,009)	329	(3,334)	(2,698)
Interest expense	223	207	199	331	529	556	589	364
Other (income) expense, net	(160)	(25)	260	(13)	249	173	3,423	2,297
Income (loss) before income tax provision	(478)	1,858	(256)	(5,269)	(6,787)	(400)	(7,346)	(5,359)
Income tax benefit (provision)	(9)	(2)	(45)	78	3	(12)	—	(6)
Net income (loss)	$(487)	$1,856	$(301)	$(5,191)	$(6,784)	$(412)	$(7,346)	$(5,365)

(1) Includes stock-based compensation expense as follows (in thousands):

Cost of revenue	$52	$141	$48	$49	$52	$53	$59	$118
Research and development	461	378	432	526	550	538	623	1,547
Sales and marketing	267	388	312	332	340	331	355	611
General and administrative	830	774	734	1,122	946	871	949	2,418
Total	$1,610	$1,681	$1,526	$2,029	$1,888	$1,793	$1,986	$4,694

The following table sets forth our unaudited quarterly consolidated results of operations data for each of the periods indicated as a percentage of total revenue:

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenue:
Marketplace	87%	88%	88%	88%	88%	88%	89%	89%
Managed services	13	12	12	12	12	12	11	11
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue	32	33	32	32	33	33	32	31
Gross profit	68	67	68	68	67	67	68	69
Operating expenses:
Research and development	22	22	22	24	23	20	22	22
Sales and marketing	27	23	26	28	33	27	30	27
General and administrative	18	16	19	22	19	18	18	23
Provision for transaction losses	2	2	2	3	2	2	3	2
Total operating expenses	69	63	69	77	77	67	73	73
Income (loss) from operations	(1)	4	(1)	(9)	(10)	—	(5)	(4)
Interest expense	—	—	—	1	1	1	1	1
Other (income) expense, net	—	—	—	—	—	—	5	3
Income (loss) before income tax provision	(1)	4	(1)	(10)	(11)	(1)	(11)	(8)
Income tax benefit (provision)	—	—	—	—	—	—	—	—
Net income (loss)	(1)%	4%	(1)%	(10)%	(11)%	(1)%	(11)%	(8)%

Liquidity and Capital Resources
Prior to our IPO, we financed our operations and capital expenditures primarily through sales of convertible preferred stock, bank borrowings, and utilization of cash generated from operations in the periods in which we generated cash flows from operations. In October 2018, we completed our IPO, in which we issued and sold an aggregate of 7,840,908 shares of our common stock, including 1,022,727 shares pursuant to the exercise of the underwriters’ option to purchase additional shares. The shares were sold at the IPO price of $15.00 per share, less an underwriting discount of $1.05 per share. We received aggregate net proceeds of $109.4 million from the IPO after deducting underwriting discounts and commissions but before deducing offering expenses payable by us. We used approximately $10.0 million of net proceeds from the IPO to repay indebtedness under the Loan Agreement. As of December 31, 2018, we had $129.1 million in cash and cash equivalents.
We believe our existing cash and cash equivalents, cash flow from operations (in periods in which we generate cash flow from operations), and amounts available for borrowing under the Loan Agreement will be sufficient to meet our working capital requirements for at least the next twelve months. To the extent existing cash and cash equivalents, cash from operations, and amounts available for borrowing under the Loan Agreement are insufficient to fund our working capital requirements, or should we require additional cash for other purposes, we will need to raise additional funds. In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership and economic interests of our existing stockholders will be diluted. If we raise additional financing by the incurrence of additional indebtedness, we will be subject to additional debt service requirements and could also be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could also be unfavorable to our equity investors. There can be no assurances that we will be able to raise additional capital on terms we deem acceptable, or at all. The inability to raise additional capital as and when required would have an adverse effect, which could be material, on our results of operations, financial condition and ability to achieve our business objectives.
Escrow Funding Requirements
We offer escrow services to users of our platform. As such, we are licensed as an internet escrow agent and are therefore required to hold our users’ escrowed cash and in-transit cash in trust as an asset and record a corresponding liability for escrow funds held on behalf of freelancers and clients on our balance sheet. Escrow regulations require us to fund the trust with our operating cash to cover shortages due to the timing of cash receipts from clients for completed hourly billings. Freelancers submit their billings for hourly contracts to their clients on a weekly basis every Sunday and the aggregate amount of such billings is added to escrow funds payable to freelancers on the same day. As of Sunday each week, we have not yet collected funds for hourly billings from clients as these funds are in transit. Therefore, in order to satisfy escrow funding requirements, every Sunday we fund the shortage of cash in trust with our own operating cash and typically collect this cash shortage from clients within the next several days. As a result, we expect our total cash and cash flows from operating activities to be impacted when a quarter ends on a Sunday, as occurred on December 31, 2017 and September 30, 2018, and will occur on March 31, 2019 and June 30, 2019. As of December 31, 2018 and 2017, funds held in escrow, including funds in transit, were $98.2 million and $87.2 million, respectively. We used $0.3 million and $13.4 million of our cash on December 31, 2018 and 2017, respectively, to temporarily fund that one week of hourly billings. To the extent we have not yet collected funds for hourly billings from clients which are in-transit due to timing differences in receipt of cash from clients and payments of cash to freelancers, we may, from time to time, utilize the revolving line of credit under our Loan Agreement to satisfy escrow funding requirements.
Term and Revolving Loans
In September 2017, we entered into the Loan Agreement, which was amended in November 2017 and September 2018. The aggregate amount of the facility is up to $49.0 million, consisting of an outstanding $15.0 million term loan (the “First Term Loan”), an outstanding $9.0 million term loan (the “Second Term Loan” and, together with the First Term Loan, the “Term Loans”) and a revolving line of credit which permits borrowings of up to $25.0 million subject to customary conditions. Among other things, we may only borrow funds under the revolving line of credit if, after giving effect thereto, our total borrowings under the line of credit do not exceed a specified percentage of eligible trade and client accounts receivable. The First Term Loan, Second Term Loan, and revolving line of credit mature in March 2022, September 2022, and September 2020, respectively. All borrowings under the Loan Agreement bear interest at floating rates and our borrowing costs are therefore affected by changes in market interest rates.
Specifically, the First Term Loan bears interest at the prime rate plus 0.25% per annum and has a repayment term of 18 months of interest-only payments ending in March 2019 followed by equal monthly installments of principal plus interest until the maturity in March 2022. The Second Term Loan bears interest at the prime rate plus 0.25% per annum and has a repayment term of 17 months of interest-only payments ending in March 2019, followed by equal monthly installments of principal plus interest until the maturity in September 2022. The revolving line of credit bears interest at the prime rate with accrued interest due monthly. When we entered into the Loan Agreement in September 2017, we borrowed the entire $15.0 million First Term Loan and used the proceeds to repay an outstanding $14.0 million loan. In November 2017, we borrowed $19.0 million (consisting of the full

$9.0 million Second Term Loan and $10.0 million of borrowings under the revolving line of credit), which we used to repurchase shares of our capital stock from a then-existing stockholder. As of December 31, 2018, we had $24.0 million outstanding pursuant to the Term Loans and no borrowings outstanding under the revolving line of credit. We used approximately $10.0 million of net proceeds from the IPO to repay indebtedness under the Loan Agreement. Our obligations under the Loan Agreement are secured by first priority liens on substantially all of our assets excluding our intellectual property (but including proceeds therefrom) and the funds and assets held by our subsidiary Upwork Escrow. The Loan Agreement prohibits us from pledging our intellectual property. The Loan Agreement contains affirmative covenants, including financial covenants that, among other things, require us to maintain a ratio of adjusted current assets to current liabilities of not less than 1.3 and to achieve certain minimum levels of EBITDA. The Loan Agreement also includes a restrictions on dividend payments, other than dividends payable solely in common stock. The Loan Agreement also contains certain non-financial covenants. We were in compliance with the covenants under the Loan Agreement as of December 31, 2018.
Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Net cash provided by (used in) operating activities (1)	$13,744	$(4,001)	$3,148
Net cash used in investing activities	(7,285)	(2,111)	(475)
Net cash provided by financing activities	101,074	381	5,232
Net increase (decrease) in cash and cash equivalents	$107,533	$(5,731)	$7,905

(1)
We used $0.3 million and $13.4 million on December 31, 2018 and 2017, respectively, to temporarily fund the trust account associated with our escrow services. See the section titled “—Liquidity and Capital Resources—Escrow Funding Requirements.”

Operating Activities
Our largest source of operating cash is revenue generated from our platform. Our primary uses of cash from operating activities are for personnel-related expenditures, marketing activities, including advertising, and third-party hosting costs. In addition, because we are licensed as an internet escrow agent, our total cash and cash provided by (used in) operating activities may be impacted by the timing of the end of our fiscal quarter as discussed in the section titled “—Liquidity and Capital Resources—Escrow Funding Requirements.”
Net cash provided by operating activities during 2018 was $13.7 million, which resulted from a net loss of $19.9 million, offset by non-cash charges of $10.4 million for stock-based compensation, $4.9 million for depreciation and amortization, $6.1 million and $0.2 million related to the change in fair values of our redeemable convertible preferred stock warrant liability and the Tides Foundation common stock warrant, respectively, $5.1 million for provision for transaction losses, $0.2 million for amortization of debt issuance costs and loss on disposal of fixed assets, and net cash inflows of $6.7 million from changes in operating assets and liabilities. The changes in operating assets and liabilities included cash inflows of $3.5 million resulting from a decrease in trade and client receivables due to the timing of collections year-over-year. Due to the fluctuations in revenue and the number of transactions on our platform, coupled with fluctuations of the timing of cash receipts from clients, our trade and client receivables will likely fluctuate in the future. Additionally, changes in accounts payable and accrued expenses and other liabilities generated cash inflows of $1.6 million and $2.9 million, respectively. These cash inflows were partially offset by $1.3 million related to cash spent on prepaid expenses and other assets.
Net cash used in operating activities during 2017 was $4.0 million, which resulted from a net loss of $4.1 million and net cash outflows of $15.4 million from changes in operating assets and liabilities, primarily offset by non-cash charges of $6.8 million for stock-based compensation, $4.3 million for provision for transaction losses, and $4.2 million for depreciation and amortization. The net cash outflows from changes in operating assets and liabilities were primarily the result of increases of $8.9 million in trade and client receivables and $0.5 million in prepaid expenses and other assets and a decrease of $6.1 million in accrued expenses and other liabilities. The increase in trade and client receivables was primarily because the last calendar day of 2017 (i.e., December 31, 2017) fell on a Sunday, requiring us to fund the shortage of cash in the trust until we collect this from clients over the next few days, and an increase in our trade and client receivables for our Upwork Enterprise clients, that pay us on net terms. Due to the growth in revenue and the number of transactions on our platform, coupled with fluctuations of the timing of cash receipts from clients, our trade and client receivables may fluctuate in the future. The decrease in accrued expenses and other liabilities was primarily due to fluctuations in timing of cash payments.
Net cash provided by operating activities during 2016 was $3.1 million, which resulted from non-cash charges of $8.5 million for depreciation and amortization, $7.3 million for stock-based compensation, and $5.6 million for provision for transaction losses, partially offset by a net loss of $16.2 million and net cash outflows of $2.1 million from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were primarily the result of increases of $8.3 million in trade and client receivables and $0.5 million in prepaid expenses and other assets and a decrease of $0.6 million in accounts payable, partially offset by increases of $7.1 million in accrued expenses and other liabilities and $0.2 million in deferred revenue. The increase in trade and client receivables and deferred revenue was primarily due to growth in revenue and the number of transactions on our platform as well as the timing of cash receipts from clients. The decrease in accounts payable and the increase in accrued expenses and other liabilities was primarily due to the timing of cash payments and increased activities to support overall business growth.
Investing Activities
Net cash used in investing activities during 2018 was $7.3 million, which resulted from capitalized internal-use software and platform development costs of $3.8 million, purchases of property and equipment of $3.0 million primarily for leasehold improvements and furniture, and an increase of $0.4 million in restricted cash related to cash reserve requirements under California escrow laws and regulations and additional cash held as collateral related to our office leases.
Net cash used in investing activities during 2017 was $2.1 million, which resulted from purchases of property and equipment of $1.8 million and capitalized internal-use software and platform development costs of $0.5 million, partially offset by a decrease of $0.2 million in restricted cash related to cash collateral for letters of credit issued in conjunction with operating leases and foreign currency forward contracts.
Net cash used in investing activities during 2016 was $0.5 million, which resulted from purchases of property and equipment of $0.9 million, partially offset by a decrease of $0.4 million in restricted cash related to the refund of a security deposit for new office space.
Financing Activities
Net cash provided by financing activities during 2018 was $101.1 million, which was primarily due to proceeds received from our IPO, net of underwriting discounts and commissions, of $109.4 million, and cash received from the exercise of stock options and common stock warrants of $8.2 million, partially offset by net repayments of debt of $10.0 million, payments of taxes related to net share settlements of $0.2 million, and the payment of costs related to our IPO of $6.2 million.
Net cash provided by financing activities during 2017 was $0.4 million primarily due to proceeds from the exercise of stock options, proceeds from borrowings of $33.8 million, net of borrowing costs, under the Loan Agreement and $2.8 million from the exercise of stock options and a convertible preferred stock warrant, offset by the repayment of $17.0 million in borrowings under a prior loan and security agreement, and a repurchase by us of convertible preferred stock for $19.2 million.
Net cash provided by financing activities during 2016 was $5.2 million primarily due to net proceeds from borrowings of $17.0 million under a prior loan and security agreement, partially offset by the repayment of $12.0 million in borrowings under an earlier loan and security agreement.
Obligations and Other Commitments
Our principal commitments consist of obligations under our non-cancellable operating leases for office space and the Loan Agreement. The following table summarizes our contractual obligations as of December 31, 2018 (in thousands):

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Leases(1)	$28,302	$3,569	$9,597	$10,246	$4,890
Debt principal	24,000	5,679	15,142	3,179	—
Total contractual obligations	$52,302	$9,248	$24,739	$13,425	$4,890

(1)	Represents minimum operating lease payments under operating leases for office facilities, excluding potential lease renewals, net of tenant improvement allowances.
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
As of December 31, 2018, we had accrued liabilities related to uncertain non-income tax positions based on management’s best estimate of its liability, which are reflected on our consolidated balance sheet. We could be subject to examination in various jurisdictions related to income and non-income tax matters. The resolution of these types of matters, giving recognition to the recorded reserve, could have an adverse impact on our business.
Off-Balance Sheet Arrangements
As of December 31, 2018, we did not have any relationships with other entities or financial partnerships such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from these estimates and assumptions.
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We believe estimates and assumptions associated with the evaluation of revenue recognition criteria, including the determination of revenue reporting as gross versus net in our revenue arrangements, internal-use software and platform development costs, fair values of stock-based awards, and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
Revenue Recognition
We primarily generate revenue from freelancers and clients from marketplace and managed services offerings.
We recognize revenue in accordance with ASC 605, Revenue Recognition, and related authoritative guidance. Under ASC 605, revenue is recognized when the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) fees are fixed or determinable; (iii) the collection of the fees is reasonably assured; and (iv) services have been rendered. Revenue is recognized net of any taxes collected, which are subsequently remitted to governmental authorities.
We report revenue in conformity with ASC 605-45, Revenue Recognition-Principal Agent Considerations. The determination of whether we are the principal or agent, and therefore whether to report revenue on a gross basis for the amount billed or on a net basis for the amount earned from each transaction, requires us to evaluate a number of indicators. We evaluate each separate unit of account for gross versus net as required.
We also report revenue in conformity with ASC 605-50, Customer Payments and Incentives. The determination of whether we should characterize consideration paid to customers as costs or a reduction to revenue requires us to evaluate whether the consideration paid has an identifiable separable benefit to us and is at fair value.
Marketplace
Our marketplace revenue is derived from both our Upwork Standard offering and our Upwork Enterprise and other premium offerings.
Upwork Standard
We earn fees from freelancers under our Upwork Standard offering as follows:
Service Fees. We provide freelancers access to our platform to perform specified services agreed between freelancers and clients (“freelancer services”). Freelancers charge clients on an hourly or a milestone basis for services accessed through our platform (“freelancer billings”). We charge freelancers a service fee as a percentage of freelancer billings using a tiered service fee model based on cumulative lifetime billings by the freelancer to each client. For service fees charged to freelancers, we recognize revenue on a net basis, as an agent, for providing access to our platform as we take no responsibility for the freelancer services, and therefore we are not considered the primary obligor for the freelancer services. Additionally, freelancers and clients negotiate and agree upon the scope and price for freelancer services directly with each other. We recognize the service fee as services are rendered.
Withdrawal Fees. We generate revenue from withdrawal fees from freelancers when the freelancers withdraw funds from their cash balances held with us. We charge a flat withdrawal fee for each withdrawal transaction and recognize that fee as it is earned for each transaction.

Membership Fees. We generate revenue from membership fees from freelancers. These fees are charged monthly and provide freelancers access to additional features on our platform. Membership fees are recognized over the period of the membership, which is generally monthly.
Connects Fees. We generate revenue from connects fees from freelancers. These fees provide freelancers enhanced access to clients on our platform. These fees are recognized as services are rendered.
We earn fees from clients under our Upwork Standard offering as follows:
Client Payment Processing and Administration Fees. We generate revenue from clients for payment processing fees at the time the client is charged for the amounts due from the client. We charge a fee per transaction or a flat monthly payment processing fee. Per-transaction payment processing fees are recognized when the client is charged for the amount due and fees charged on a monthly basis are recognized over the month that payment processing services are provided. For client payment processing fees, we earn revenue on a gross basis as a principal and not net of the third-party payment processing costs incurred because we are considered the primary obligor for payment processing and administration services and have the latitude to set the price with clients separate and apart from the fees we pay our third-party payment processors.
Foreign Currency Exchange Fees. We generate revenue from foreign currency exchange fees from clients by charging a fixed mark-up above quoted foreign currency exchange rates when we collect amounts denominated in foreign currency. Foreign currency exchange fees are recognized as they are earned for each payment transaction.
Upwork Payroll Service Fees. We generate revenue from Upwork Payroll service fees from clients when their freelancers are classified as employees for engagements on our platform. The client enters into an Upwork Payroll agreement with us, and we separately contract with unrelated third-party staffing providers who provide employment services to such clients. In such arrangements, freelancers providing freelancer services to clients become employees of third-party staffing providers. For more detail, see Note 2 of the notes to our consolidated financial statements included elsewhere in this Annual Report.
Upwork Enterprise and Other Premium Offerings
We earn fees from freelancers under Upwork Enterprise and other premium offerings as follows:
Service Fees. We provide freelancers access to our platform to perform freelancer services for clients. We charge freelancers a service fee as a percentage of freelancer billings. We earn service fees based on a fixed percentage fee. For service fees charged to freelancers, we recognize revenue on a net basis, as an agent, for providing access to our platform as we take no responsibility for the freelancer services, and therefore we are not considered the primary obligor for the freelancer services. Additionally, freelancers and clients negotiate and agree upon the scope and the price for freelancer services directly with each other. We recognize the service fee as services are rendered.
We earn fees from clients under Upwork Enterprise and other premium offerings as follows:
Client Service Fees. We offer clients access to our platform to source freelancers in exchange for a client service fee calculated as a percentage of freelancer billings. We recognize the client service fees as services are rendered by the freelancers.
Enterprise Compliance Service Fees. We generate revenue from enterprise compliance service fees from clients under a compliance agreement with us to determine whether a freelancer should be classified as an employee or an independent contractor based on the scope of freelancer services agreed between the client and freelancer and other factors. We charge enterprise compliance service fees as a percentage of freelancer billings. We recognize revenue as services are rendered.
Subscription Fees. We generate revenue from monthly or annual subscription fees from clients for subscription services that include additional service features, premium access to top talent, professional services, custom reporting, and invoicing. The revenue attribution is consistent with membership fees for our Upwork Standard offering.
Revenue Sharing Arrangements
For our Upwork Standard, Upwork Enterprise, and other premium offerings, we generate a revenue share as a percentage of the fees charged by certain financial institutions to the freelancers. We recognize revenue from these arrangements as they are earned, which is generally monthly based on the contractual terms.
Managed Services
Under a managed services arrangement, we are responsible for providing services and engaging freelancers directly or as employees of third-party staffing providers to perform the services for clients on our behalf. We recognize revenue on a gross basis for amounts charged to the client based on our determination that we are deemed to be the primary obligor as we take responsibility and risk for these services completed for the client. We determine pricing for these services and then identify and engage these freelancers or third-party staffing providers to fulfill the service obligation to the client. Revenue for these services is recognized as these services are rendered.

See Note 2 of the notes to our consolidated financial statements included elsewhere in this Annual Report for a further description of our revenue recognition policies.
Goodwill
Goodwill represents the excess of the aggregate fair value of the consideration transferred over the fair value of the net tangible and identifiable assets acquired in 2014 as a result of the combination of Elance and oDesk described above under “Business—Corporate Information.” The total accounting purchase price of this combination was $147.4 million. Elance and oDesk each considered a number of factors when deciding whether to consummate the 2014 combination between the two companies. The business reasons for the combination, and the rationale for the purchase price, included creating greater scale and visibility of the combined company to gain increased market share by attracting new users, improving operational efficiencies, and benefits from cost synergies. Additional factors included our expectations regarding the ongoing changes in the labor market, including the impact of technology in reducing the prevailing inefficiencies in the labor market, which we believed would result in a greater market opportunity for the combined company than had the two companies remained independent.
Our achievement of these anticipated benefits is reflected in our overall performance following the 2014 combination, particularly starting in 2017 after the initial integration initiatives involving the two companies, including the migration to a unified Upwork platform, had generally concluded. Specifically, we have invested in building a robust, unified platform with features and functionalities that we believe resulted in a larger, more liquid marketplace, including more access to jobs for freelancers and skills and expertise for clients, and provided us with significant cost efficiencies. We also believe the quality of our unified platform, Upwork, is reflected in our NPS, which exceeded 60 on average from both freelancers and clients throughout 2017 and 2018.2
Goodwill from this combination is not amortized but is assessed for impairment at least annually, or more frequently if events or changes in circumstances indicate the goodwill may be impaired. We conduct our annual assessment during the fourth quarter of each calendar year based on a single reporting unit structure.
We have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if we conclude otherwise, then we are required to perform the first of a two-step impairment test.
The first step involves comparing the estimated fair value of the reporting unit with its respective book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then a second step is required that compares the carrying amount of the goodwill with its implied fair value. The estimate of implied fair value of goodwill may require valuations of certain internally-generated and unrecognized intangible and tangible net assets. If the carrying amount of goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess.
_____________________
2 NPS is a measure of client and freelancer satisfaction on a scale ranging from negative 100 to 100 based on the standard question: “On a scale of 0 to 10, with 10 being extremely likely, how likely are you to recommend Upwork to a friend or colleague?” NPS is based on users that respond to the survey question after closing a project and users who respond to the survey question once every 60 days. NPS is calculated by using the standard methodology of subtracting the percentage of users that respond that they are not likely to recommend us from the percentage of users that respond that they are extremely likely to recommend us.

For 2018, we conducted our goodwill impairment testing by performing the first step of the two-step impairment model. The fair value was determined by us using quoted market prices of our common stock. We determined that the fair value of our reporting unit exceeded the net book value of our reporting unit, and as such, we concluded that there was no impairment of goodwill at the impairment testing date.
For 2017, we conducted our goodwill impairment testing by assessing qualitative factors to determine whether it was more likely than not that the fair value of our reporting unit was less than its carrying amount. As part of this assessment, we considered factors, including but not limited to, the overall macroeconomic environment, specific industry and market conditions, cost factors, our overall financial performance against expectations, changes in strategy or the manner in which we use our assets, and changes in key management personnel. While we had a history of operating losses, our operating results improved in 2017 compared to 2016. No other indicators of impairment were identified during our assessment. Furthermore, we considered the most recent valuations of our common stock, which indicated that there was substantial excess of fair value over book value. Accordingly, we concluded there was no impairment to goodwill at the impairment testing date.
For 2016, we conducted our goodwill impairment testing by performing the first step of the two-step impairment model. The fair value was determined by us with assistance from an independent third-party valuation firm by using a combination of income and market approaches. In estimating the fair value of our reporting unit, we compared current period results to relevant projections. Actual revenue results for such period were approximately 20% lower than the initial projections prepared at the time of the combination of Elance and oDesk. The difference between actual and projected results for such period was primarily due to the decision (made subsequent to the consummation of the Elance-oDesk combination) to enable clients, freelancers, and their projects to migrate from the legacy Elance platform to the unified Upwork platform, which resulted in a portion of the pre-existing Elance clients and freelancers electing not to migrate to the unified Upwork platform. Projections used in estimating the fair value of the reporting unit incorporated the effects of the migration as well as other current management expectations. The estimated fair value of our reporting unit was approximately three times greater than the book value at the impairment testing date and as such, we concluded there was no impairment to goodwill at the impairment testing date.
Multiple-Element Arrangements
Some of our offerings consist of multiple elements, which can include a mix of service fees along with other services, including subscription services, Upwork Payroll services, compliance services, and payment processing services. Where neither vendor-specific objective evidence nor third-party evidence of selling price exists, we are required to use our best estimate of selling price to allocate arrangement consideration on a relative basis to each element. At the inception of arrangements, which do not include subscription services, as there is no fixed consideration to be allocated, a relative fair value allocation is not required. In the instance the multiple-element arrangement includes subscription services, the only fixed consideration relates to the subscription services, which is a separate unit of accounting, and the fixed consideration is allocated only to the subscription services at inception as all other fees in the arrangement are contingent on certain activities being performed.
Internal-Use Software and Platform Development Costs
We capitalize certain internal-use software and platform development costs associated with creating and enhancing internal-use software related to our software platform and technology infrastructure. These costs include personnel and related employee benefits expenses for employees who are directly associated with and who devote time to software projects, and external direct costs of materials and services consumed in developing or obtaining the software. Software development costs that do not meet the criteria for capitalization are expensed as incurred and recorded in research and development expenses in our consolidated statements of operations.
Software development activities generally consist of three stages: (i) the planning stage; (ii) the application and infrastructure development stage; and (iii) the post-implementation stage. Costs incurred in the planning and post-implementation stages of software development, including costs associated with the post configuration training and repairs and maintenance of the developed technologies, are expensed as incurred. We capitalize costs associated with software developed for internal use when both the preliminary project stage is completed and management has authorized further funding for the completion of the project. Costs incurred in the application and infrastructure development stages, including significant enhancements and upgrades, are capitalized. Capitalization ends once a project is substantially complete and the software and technologies are ready for their intended purpose. Internal-use software and platform development costs are amortized using a straight-line method over the estimated useful life of two years, commencing when the software is ready for its intended use. Amortization expense related to capitalized-internal use software is allocated to each functional expense based on headcount. Amortization expenses related to capitalized platform development costs are allocated to research and development expense.
Stock-Based Compensation
We measure and recognize compensation expense for all stock-based awards granted to service providers, including stock options, RSUs, purchase rights granted under our 2018 Employee Stock Purchase Plan (“2018 ESPP”) based on the estimated fair value of the award on the grant date. We calculate the estimated fair value of stock options and purchase rights granted under the 2018

ESPP on the date of grant using the Black-Scholes option-pricing model, which is impacted by the fair value of our common stock, as well as changes in assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected dividend yield, the expected term of the awards, the risk-free interest rates and the expected common stock price volatility over the term of the option awards. Prior to our IPO, the estimated fair value of our common stock was determined by our board of directors, and had been based in part upon contemporaneous valuations performed at periodic intervals by unrelated third-party specialists. Because there had been no public market for our common stock, our board of directors considered this independent valuation and other factors, including, but not limited to, our actual operating and financial performance, the current status of the technical and commercial success of our operations, our financial condition, the stage of development and competition to establish the fair value of our common stock at the time of grant of stock options. Following our IPO, we use the quoted market price of our common stock as reported on The Nasdaq Global Select Market for the fair value of stock options and RSUs and purchase rights under our 2018 ESPP.
We generally recognize the fair value of stock options and RSUs on a straight-line basis over the period during which a service provider is required to provide services in exchange for the award (generally the vesting period). The fair value of the performance based award granted to our Chief Executive Officer on July 1, 2018 is recognized using a graded vesting attribution method. Prior to the adoption of Accounting Standards Update No. 2016-09, or ASU 2016-09, on January 1, 2018, stock-based compensation expense was recognized only for those options expected to vest. We estimated forfeitures based on historical rates of forfeitures of stock options adjusted to reflect future changes in facts and circumstances, if any, and revised the estimated forfeiture rate if actual forfeitures differed from initial estimates. Subsequent to the adoption, we account for forfeitures as they occur. We recognize the fair value of purchase rights granted under the 2018 ESPP as an expense on a straight-line basis over the offering period and account for forfeitures as they occur.
The estimated grant-date fair value of our stock options issued to service providers was calculated using the Black-Scholes option-pricing model, based on the following assumptions for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Dividend yield	0%	0%	0%
Expected term (in years)	5.2 - 6.1	5.3 - 6.3	6.08
Risk-free interest rate	2.5% - 2.9%	1.9% - 2.2%	1.2% - 2.1%
Expected volatility	38% - 45%	39% - 43%	42% - 45%
The estimated grant-date fair value of purchase rights granted under the 2018 ESPP was calculated using the Black-Scholes option-pricing model, based on the following assumptions for the year ended December 31, 2018:

2018
Dividend yield	0%
Expected term (in years)	0.5 - 2.0
Risk-free interest rates	2.4% - 2.9%
Unvested balance - expected volatility	37%
Dividend Yield. The expected dividend is zero as we have never declared dividends and have no current plans to do so in the foreseeable future.
Expected Term. The expected term represents the period that our stock-based awards are expected to be outstanding. For awards containing only service conditions, we determine the expected term using the simplified method as we do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options. We use relevant data, including past exercise patterns, if available, to determine the expected term for performance-based awards.
We estimate expected term using historical data on employee exercises and post-vesting employment termination behavior taking into account the contractual life of the award.
Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the stock option’s expected term.
Expected Volatility. We estimate the expected volatility from the average historical stock volatilities of several unrelated public companies within our industry that we consider to be comparable to our business over a period equivalent to the expected term of the stock option grants. We intend to continue to consistently apply this process using the same or similar companies to estimate the expected volatility until sufficient historical information regarding the volatility of the share price of our common stock becomes available.

We also grant stock-based awards to non-employees. We believe that for stock options issued to non-employees, the fair value of the stock option is more reliably measurable than the fair value of the services rendered. Therefore, we estimate the fair value of non-employee stock options using a Black-Scholes valuation model with appropriate assumptions. The estimated fair value of non-employee stock options is re-measured over the vesting period, and the expense is recognized on a straight-line basis over the period during which the award vests.
Income Taxes
We utilize the asset and liability method under which deferred tax assets and liabilities arise from the temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements, as well as from net operating loss and tax credit carryforwards. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided for under currently enacted tax law. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.
We regularly review our tax positions and benefits to be realized. We recognize tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due when such estimates are more likely than not to be sustained. An uncertain income tax position will be recognized only if it is more likely than not to be sustained. We recognize interest and penalties related to income tax matters as income tax expense.
Recent Accounting Pronouncements
See Note 2 of the notes to our consolidated financial statements included elsewhere in this Annual Report for recently issued accounting pronouncements not yet adopted as of the date of this Annual Report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign currency exchange rates.
Interest Rate Risk
The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not make investments for trading or speculative purposes. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Borrowings under our Loan Agreement have variable interest rates. We had $24.0 million and $34.0 million aggregate principal amount of borrowings outstanding under our Loan Agreement as of December 31, 2018 and 2017, respectively. We do not believe that a hypothetical increase or decrease in interest rates of 100 basis points would have a material impact on our operating results or financial condition.
Foreign Currency Risk
Our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. In addition to the U.S. dollar, we offer clients the option to settle the invoices denominated in the U.S. dollar in Euro, the British Pound, the Australian dollar, or the Canadian dollar. When clients make payments in one of these currencies, we are exposed to foreign currency risk during the period between when payment is made and when the payment amounts settle. To mitigate this risk, we have entered into forward contracts. As such, the impact of foreign currency exchange rate fluctuations to our operating results have been insignificant to date.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	67
Consolidated Balance Sheets as of December 31, 2018 and 2017	68
Consolidated Statements of Operations for the Years ended December 31, 2018, 2017 and 2016	69
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2018, 2017 and 2016	70
Consolidated Statements of Cash Flows for the Years ended December 31, 2018, 2017 and 2016	71
Notes to Consolidated Financial Statements	72

The supplementary financial information required by this item is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Upwork Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Upwork Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 7, 2019
We have served as the Company’s auditor since 2016.

UPWORK INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2018 and 2017
(In thousands, except share and per share data)

	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$129,128	$21,595
Funds held in escrow, including funds in transit	98,186	87,195
Trade and client receivables – net of allowance of $2,832 and $1,577 as of December 31, 2018 and 2017, respectively	22,315	30,762
Prepaid expenses and other current assets	6,253	4,574
Total current assets	255,882	144,126
Property and equipment, net	10,815	3,514
Goodwill	118,219	118,219
Intangible assets, net	6,004	8,672
Other assets, noncurrent	653	658
Total assets	$391,573	$275,189

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,073	$462
Escrow funds payable	98,186	87,195
Debt, current	5,671	10,342
Accrued expenses and other current liabilities	20,948	16,030
Deferred revenue	722	614
Total current liabilities	127,600	114,643
Debt, noncurrent	18,239	23,491
Other liabilities, noncurrent	1,989	1,936
Total liabilities	147,828	140,070
Commitments and contingencies (Note 5)
Redeemable convertible preferred stock, $0.0001 par value; 76,141,345 shares authorized as of December 31, 2017; 61,279,079 shares issued and outstanding as of December 31, 2017; aggregate liquidation preference of $120,047 as of December 31, 2017	—	166,486
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 490,000,000 and 150,000,000 shares authorized as of December 31, 2018 and 2017, respectively; 106,454,321 and 33,740,323 shares issued and outstanding as of December 31, 2018 and 2017, respectively	11	3
Additional paid-in capital	387,233	92,222
Accumulated deficit	(143,499)	(123,592)
Total stockholders’ equity (deficit)	243,745	(31,367)
Total liabilities, redeemable convertible preferred stock, and stockholders' equity (deficit)	$391,573	$275,189
The accompanying notes are an integral part of these consolidated financial statements.

UPWORK INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2018, 2017 and 2016
(In thousands, except per share data)

	2018	2017	2016
Revenue	$253,354	$202,552	$164,445
Cost of revenue	81,458	65,443	62,578
Gross profit	171,896	137,109	101,867
Operating expenses:
Research and development	55,488	45,604	37,902
Sales and marketing	72,963	53,044	37,437
General and administrative	49,336	37,334	35,446
Provision for transaction losses	5,821	4,250	5,550
Total operating expenses	183,608	140,232	116,335
Loss from operations	(11,712)	(3,123)	(14,468)
Interest expense	2,038	960	858
Other expense, net	6,142	62	908
Loss before income taxes	(19,892)	(4,145)	(16,234)
Income tax benefit (provision)	(15)	22	1
Net loss	$(19,907)	$(4,123)	$(16,233)
Premium paid on repurchase of redeemable convertible preferred stock	—	(6,506)	—
Net loss attributable to common stockholders	$(19,907)	$(10,629)	$(16,233)
Net loss per share attributable to common stockholders, basic and diluted	$(0.38)	$(0.32)	$(0.51)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	52,328	32,945	32,072
The accompanying notes are an integral part of these consolidated financial statements.

UPWORK INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2018, 2017 and 2016
(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2015	65,464,387	$178,785	31,905,645	$3	$81,799	$(103,236)	$(21,434)
Issuance of common stock upon exercise of stock options	—	—	272,591	—	270	—	270
Stock-based compensation expense	—	—	—	—	7,266	—	7,266
Net loss	—	—	—	—	—	(16,233)	(16,233)
Balances as of December 31, 2016	65,464,387	178,785	32,178,236	3	89,335	(119,469)	(30,131)
Exercise of warrant on redeemable convertible preferred stock and related reclassification of redeemable convertible preferred stock warrant liability	83,181	404	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	1,554,944	—	2,547	—	2,547
Issuance of common stock to consultants	—	—	7,143	—	—	—	—
Repurchase and retirement of redeemable convertible preferred stock	(4,268,489)	(12,703)	—	—	(6,506)	—	(6,506)
Stock-based compensation expense	—	—	—	—	6,846	—	6,846
Net loss	—	—	—	—	—	(4,123)	(4,123)
Balances as of December 31, 2017	61,279,079	166,486	33,740,323	3	92,222	(123,592)	(31,367)
Issuance of common stock upon exercise of stock options and common stock warrants	—	—	3,567,917	1	8,159	—	8,160
Stock-based compensation expense	—	—	—	—	10,361	—	10,361
Issuance of common stock in connection with the initial public offering, net of discounts and commissions	—	—	7,840,908	1	109,380	—	109,381
Costs related to the initial public offering	—	—	—	—	(6,282)	—	(6,282)
Conversion of redeemable convertible preferred stock warrant in connection with the initial public offering	—	—	—	—	7,160	—	7,160
Conversion of redeemable convertible preferred stock in connection with the initial public offering	(61,279,079)	(166,486)	61,279,079	6	166,480	—	166,486
Issuance of common stock for settlement of RSUs	—	—	38,742	—	—	—	—
Shares withheld related to net share settlement of RSUs	—	—	(12,648)	—	(247)	—	(247)
Net loss	—	—	—	—	—	(19,907)	(19,907)
Balances as of December 31, 2018	—	$—	106,454,321	$11	$387,233	$(143,499)	$243,745
The accompanying notes are an integral part of these consolidated financial statements.

UPWORK INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2018, 2017 and 2016
(In thousands)

	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,907)	$(4,123)	$(16,233)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for transaction losses	5,110	4,250	5,550
Depreciation and amortization	4,949	4,186	8,462
Amortization of debt issuance costs	77	49	—
Change in fair value of redeemable convertible preferred stock warrant liability	6,056	118	114
Change in fair value of Tides Foundation common stock warrant	226	—	—
Stock-based compensation expense	10,361	6,846	7,266
Loss on disposal of fixed assets	91	66	32
Changes in operating assets and liabilities:
Trade and client receivables	3,506	(8,860)	(8,320)
Prepaid expenses and other assets	(1,292)	(479)	(450)
Accounts payable	1,609	74	(578)
Accrued expenses and other liabilities	2,849	(6,148)	7,057
Deferred revenue	109	20	248
Net cash provided by (used in) operating activities	13,744	(4,001)	3,148
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted cash	(444)	208	371
Purchases of property and equipment	(3,002)	(1,830)	(846)
Internal-use software and platform development costs	(3,839)	(489)	—
Net cash used in investing activities	(7,285)	(2,111)	(475)
CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in funds held in escrow, including funds in transit	(10,991)	(27,362)	4,725
Changes in escrow funds payable	10,991	27,362	(4,725)
Proceeds from exercises of stock options and common stock warrant	8,160	2,547	270
Proceeds from exercise of redeemable convertible preferred stock warrant	—	260	—
Repurchase of redeemable convertible preferred stock	—	(19,208)	—
Taxes paid related to net share settlement of RSUs	(247)	—	—
Proceeds from borrowings on debt	15,000	34,000	17,000
Payment of debt issuance costs	—	(177)	(38)
Repayment of debt	(25,000)	(17,000)	(12,000)
Proceeds from the initial public offering, net of discounts and commissions	109,381	—	—
Payments of costs related to the initial public offering	(6,220)	(41)	—
Net cash provided by financing activities	101,074	381	5,232
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	107,533	(5,731)	7,905
Cash and cash equivalents, beginning of year	21,595	27,326	19,421
Cash and cash equivalents, end of year	$129,128	$21,595	$27,326
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$13	$55	$—
Cash paid for interest	1,976	847	1,330
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchased but not yet paid	2,945	114	—
Reclassification of redeemable convertible preferred stock warrant liability to redeemable convertible preferred stock	—	144	—
Conversion of redeemable convertible preferred stock warrant in connection with the initial public offering	7,160	—	—
Conversion of redeemable convertible preferred stock in connection with the initial public offering	166,486	—	—
Unpaid deferred offering costs	—	25	—
The accompanying notes are an integral part of these consolidated financial statements.

UPWORK INC.
Notes to Consolidated Financial Statements
Note 1—Organization and Description of Business
Upwork Inc. (the “Company” or “Upwork”) operates an online marketplace that enables businesses (“clients”) to find and work with highly-skilled independent professionals (“freelancers,” and, together with clients, “users”). The Company was originally incorporated in the state of Delaware in December 2013 prior to and in connection with the combination (the “Elance-oDesk Combination”) of Elance, Inc. (“Elance”) and oDesk Corporation (“oDesk”). The Company changed its name to Elance-oDesk, Inc. (“Elance-oDesk”) shortly before the Elance-oDesk Combination in March 2014, and later to Upwork Inc. in May 2015. In 2015, the Company relaunched as Upwork and commenced consolidation of its two operating platforms. In 2016, following completion of the platform consolidation, the Company began operating under a single platform. The Company is headquartered in Mountain View, California.
Unless otherwise expressly stated or the context otherwise requires, the terms “Upwork” and the “Company” in these notes to the consolidated financial statements refer to Upwork and its wholly-owned subsidiaries.
Initial Public Offering
In October 2018, the Company completed its initial public offering (“IPO”), in which the Company issued and sold an aggregate of 7,840,908 of the Company’s common stock, including 1,022,727 shares pursuant to the exercise of the underwriters’ option to purchase additional shares, The shares were sold to the underwriters at the IPO price of $15.00 per share less an underwriting discount of $1.05 per share. The Company received aggregate net proceeds of $109.4 million from the IPO after deducting underwriting discounts and commissions but before deducting offering expenses payable by the Company.
Note 2—Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Upwork and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods presented. Such estimates include, but are not limited to, the useful lives of assets; assessment of the recoverability of long-lived assets; goodwill impairment; allowance for doubtful accounts; liabilities relating to transaction losses; the valuation of warrants; stock-based compensation; and accounting for income taxes. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. The Company evaluates its estimates, assumptions, and judgments on an ongoing basis using historical experience and other factors and revises them when facts and circumstances dictate. Actual results could materially differ from these estimates.
Cash and Cash Equivalents
The Company holds its cash in checking and interest-bearing accounts and investments in money market funds with maturities of 90 days or less from the date of purchase.
Restricted Cash
The Company maintained restricted cash of $2.7 million and $2.3 million related to cash reserve requirements under the California Department of Business Oversight’s escrow laws and regulations, collateral for letters of credit issued in conjunction with operating leases, and restricted cash balances under foreign currency forward contract obligations as of December 31, 2018 and 2017, respectively. Short-term restricted cash included in prepaid expenses and other current assets was $2.2 million and $1.8 million as of December 31, 2018 and 2017, respectively, and long-term restricted cash included in other assets, noncurrent was $0.5 million as of December 31, 2018 and 2017.
Funds Held in Escrow, Including Funds in Transit
The Company maintains its users’ funds held in escrow in demand or checking accounts at U.S. financial institutions, as well as four California licensed money transmitters. The balance in these accounts was in excess of federally insured limits as of December 31, 2018 and 2017. Users’ funds held in escrow are denominated exclusively in U.S. dollars.

UPWORK INC.
Notes to Consolidated Financial Statements — Continued

The Company is an internet escrow agent and is therefore required to hold its users’ escrowed funds and escrow funds in transit in trust as an asset and record a corresponding liability for escrow funds payable on its consolidated balance sheets. Escrow funds in transit arise due to the time it takes to clear transactions through external payment networks. When clients fund their escrow account using credit cards, there is a clearing period before the cash is received and settled. Accordingly, the funds are treated as escrow funds in transit until the transaction is settled to the escrow trust bank account or, in the case of international credit card settlements, to the Company’s bank accounts. Escrow regulations require the Company to fund the trust with its own operating cash if there is ever a shortage due to the timing of cash receipts from clients for completed hourly billings. As of December 31, 2018 and 2017, the Company recorded $98.2 million and $87.2 million, respectively, as funds held in escrow, including funds in transit.
Escrow Funds Payable
Escrow funds payable represent user funds that are held in escrow by the Company on behalf of both freelancers and clients. Escrow funds payable to freelancers are comprised primarily of funds available to be withdrawn by freelancers for work performed and paid by clients. Escrow funds payable to clients primarily represent deposits received from certain clients to set up an account or to apply toward future payments to freelancers upon completion of the project defined and agreed between the client and the freelancer.
Concentration of Risk
Financial instruments that subject the Company to concentration of risk consist primarily of cash, restricted cash, funds held in escrow, including funds in transit, and trade and client receivables. The Company maintains its cash balances with large, high-credit quality financial institutions and other payment companies. At times, such deposits may be in excess of federally insured limits. The Company has not experienced any losses on its deposits. Credit risk on trade receivables is limited as a result of the large size of the Company’s client base as well as a large portion of payments made in the form of pre-authorized credit cards. The Company performs ongoing credit evaluation of its clients and maintains allowances for potential credit losses. For any receivables that are deemed not collectible, losses are recorded when probable and estimable. These losses, when incurred, have been within the range of the Company’s expectations.
Two clients each accounted for more than 10% of trade and client receivables as of December 31, 2018 and 2017. For the years ended December 31, 2018 and 2017, the Company generated $29.5 million and $24.5 million, respectively, in revenue from one client, which accounted for more than 10% of revenue for each period.
The Company is dependent upon third parties, such as Amazon Web Services, in order to meet the uptime and performance requirements of its clients.
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, funds held in escrow, including funds in transit, trade and client receivables, prepaid and other current assets, escrow funds payable, debt, the redeemable convertible preferred stock warrant liability and the value of the common stock warrant liability. Prior to the IPO, the redeemable convertible preferred stock warrant liability was remeasured at the end of every period and was carried at fair value. Upon the IPO, the redeemable convertible preferred stock warrant was converted to a common stock warrant and is no longer remeasured. Prior to the IPO, the Company issued a common stock warrant to The Tides Foundation, which is remeasured at the end of each reporting period and carried at fair value (see Note 3 and Note 8).
The Company believes that the carrying values of the remaining financial instruments approximate their fair values.
Trade and Client Receivables and Related Allowance for Doubtful Accounts
Trade and client receivables are primarily comprised of receivables from the Company’s managed services offering and amounts receivable from clients for completed work, including amounts in transit. It also includes unbilled amounts due from clients. Trade and client receivables are recorded and stated at realizable value, net of an allowance for doubtful accounts. Credit is extended generally without collateral to the Company’s managed services client and marketplace clients with Upwork Enterprise offerings based on an initial and ongoing evaluation of their financial condition and other factors. In aggregate, gross trade receivables were $9.1 million and $8.6 million and gross client receivables were $16.0 million and $23.8 million as of December 31, 2018 and 2017, respectively.
The allowance for doubtful accounts is the Company’s estimate of the probable credit losses. The Company periodically assesses the collectability of the accounts and determines the allowance recognized by taking into consideration the aging of its receivable balances, historical write-off experience, probability of collection, and other relevant data. Trade and client receivables are written off against the allowance when management determines a balance is uncollectible and no longer actively pursues collection of the receivable.

UPWORK INC.
Notes to Consolidated Financial Statements — Continued

The following table presents the changes in the allowance for doubtful accounts as of December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Allowance for doubtful accounts, beginning balance	$1,577	$2,473	$2,057
Provision for doubtful accounts	4,940	2,646	3,693
Amounts written off	(3,685)	(3,542)	(3,277)
Allowance for doubtful accounts, ending balance	$2,832	$1,577	$2,473
Derivative Instruments
The Company uses derivative financial instruments not designated as hedges, such as foreign currency forward contracts, to minimize the short-term impact of foreign currency exchange rate fluctuations on certain foreign currency denominated assets and liabilities, as well as certain foreign currency denominated expenses, hedging the gains or losses generated by the re-measurement of significant foreign currency denominated monetary assets and liabilities. The Company does not enter into derivative instruments for speculative or trading purposes and these instruments generally have maturities within twelve months.
The foreign currency forward contracts are recorded at fair value and, when in gain positions, are reported within prepaid expenses and other current assets. When in loss positions, the foreign currency forward contracts are recorded within accrued expenses and other current liabilities in the consolidated balance sheets. Gains or losses from changes in the fair value of these foreign currency forward contracts not designated as hedging instruments are recorded in other expense, net to offset the changes in the fair value of the underlying assets or liabilities being hedged.
The notional amounts associated with the Company’s foreign currency forward contracts at December 31, 2018 and 2017 were $4.8 million and $3.6 million, respectively, none of which were designated as cash flow hedges. The carrying values of the foreign currency forward contracts approximated their fair values due to their relatively short settlement durations. The fair values of the Company’s outstanding foreign currency forward contracts not designated as hedging instruments as of December 31, 2018 and 2017 were not material. Losses on foreign currency forward contracts not designated as hedging instruments were $0.4 million for the year ended December 31, 2018, were immaterial for the year ended December 31, 2017, and were $0.5 million for the year ended December 31, 2016.
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, which are generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining lease term or their estimated useful lives. Repair and maintenance costs are charged to expense as incurred.
Internal-Use Software and Platform Development Costs
The Company’s policy is to capitalize certain costs to develop its internal-use software and platform when (i) preliminary project planning is completed, (ii) the Company has committed project resourcing, and (iii) it is probable that the project will be completed and the software will be used as intended. Costs incurred for enhancements that are expected to result in additional significant functionality are also capitalized. Such costs are generally amortized on a straight-line basis over two years, beginning when the asset is ready for its intended use. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred. The Company capitalized costs of $4.0 million and $0.5 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2017, since the assets had not been placed into service, amortization had not commenced. During 2018, the Company placed into service $0.6 million and recorded amortization of $0.1 million in the year ended December 31, 2018. Amortization of capitalized internal-use software is allocated to each functional expense category based on headcount. Amortization of capitalized platform development costs are included in research and development expense.
Segment Information
The Company has one reportable segment. The Company’s chief operating decision maker is its President and Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.
Goodwill, Acquired Intangible Assets, and Other Long-Lived Assets
Goodwill represents the excess of the aggregate fair value of the consideration transferred over the fair value of the net tangible and identifiable intangible assets acquired in the Elance-oDesk Combination. Goodwill is not amortized, but rather is assessed for impairment at least annually, or more frequently if events and changes in circumstances indicate that its carrying amount may not be recoverable. The Company conducts its annual assessment during the fourth quarter of each calendar year based on a single

UPWORK INC.
Notes to Consolidated Financial Statements — Continued

reporting unit structure. The Company may elect to utilize a qualitative assessment to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry demand, that could indicate that it would more likely than not reduce the fair value of the reporting unit below its carrying amount, including goodwill. If it is more likely than not that the fair value of the reporting unit is at or above its carrying amount, then goodwill is not considered to be impaired and no further testing is required. A two-step quantitative assessment is performed if the qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is below its carrying amount or if a qualitative assessment is not performed. The first step involves comparing the fair value of the reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step of the process is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. If the carrying value of the goodwill is greater than its implied fair value, an impairment charge is recognized for the excess. There has been no impairment of goodwill for any of the periods presented.
The Company’s long-lived assets consist of property and equipment and acquired identifiable, finite-lived intangible assets, namely developed technology, user relationships, trade names, and domain names. The finite-lived intangible assets are carried at cost, less accumulated amortization. The Company amortizes the finite-lived intangible assets over their estimated useful lives ranging from two to seven years based on the pattern in which the economic benefits of the intangible assets are consumed, or the straight-line method when the pattern cannot be reliably determined. The Company periodically reviews the remaining estimated useful lives of its long-lived tangible and amortizable intangible assets. If the estimated useful life assumption for any asset is changed, the remaining unamortized balance would be depreciated or amortized over the revised estimated useful life, on a prospective basis. Intangible amortization expense related to developed technology and trade names is recorded as cost of revenue. Intangible amortization expense related to user relationships and domain names is included in operating expenses.
The Company evaluates the recoverability of its long-lived assets, including finite-lived intangible assets, for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If it is determined that the asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds the aggregate future undiscounted cash flows. When an impairment loss is recognized, the carrying amount of such assets is reduced to fair value.
For 2018, the Company conducted its goodwill impairment testing by performing the first step of the two-step impairment model. The fair value was determined by us using quoted market prices of the Company’s common stock. The Company determined that the fair value of its reporting unit exceeded the carrying value, and, as such, the Company concluded that there was no impairment of goodwill at the impairment testing date.
There was no impairment of long-lived assets in any of the periods presented.
Deferred Offering Costs
Deferred offering costs, consisting of legal, accounting, and filing fees directly relating to the Company’s IPO, were capitalized and offset against the IPO proceeds upon the completion of the offering. For the year ended December 31, 2017, the Company capitalized $0.1 million of deferred offering costs in other assets, noncurrent. Upon completion of the Company’s IPO, approximately $6.3 million of deferred offering costs were offset against the IPO proceeds in additional paid-in capital.
Revenue Recognition
The Company operates an online marketplace that enables clients to find and work with freelancers. The Company primarily generates revenue from freelancers and clients from marketplace and managed services offerings.
The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (“ASC 605”) and related authoritative guidance. Under ASC 605, revenue is recognized when the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) fees are fixed or determinable; (iii) the collection of the fees is reasonably assured; and (iv) services have been rendered. Revenue is recognized net of any taxes collected, which are subsequently remitted to governmental authorities.
The Company reports revenue in conformity with ASC 605-45, Revenue Recognition-Principal Agent Considerations. The determination of whether the Company is the principal or agent, and therefore whether to report revenue on a gross basis for the amount billed or on a net basis for the amount earned from each transaction, requires the Company to evaluate a number of indicators. The Company evaluates each separate unit of account for gross versus net as required.
The Company also reports revenue in conformity with ASC 605-50, Customer Payments and Incentives. The determination of whether the Company should characterize consideration paid to customers as costs or a reduction to revenue requires the Company to evaluate whether the consideration paid has an identifiable separable benefit to the Company and is at fair value. The Company provides certain marketing credits to clients which are treated as a reduction of revenue. The Company also enters into certain arrangements with certain financial institutions for services that require a payment to be made to certain financial institutions.

UPWORK INC.
Notes to Consolidated Financial Statements — Continued

These arrangements are evaluated under the guidance of ASC 605-50 to ensure classification as a reduction of revenue or cost is appropriate.
Marketplace
The Company’s marketplace revenue is derived from both its Upwork Standard offering and its Upwork Enterprise and other premium offerings.
Upwork Standard
The Company earns fees from freelancers under the Upwork Standard offering as follows:
Service fees. The Company provides freelancers access to the Upwork platform for freelancers to perform specified services agreed between freelancers and clients (“freelancer services”). Freelancers charge clients on an hourly or a milestone basis for services accessed through the Upwork platform (“freelancer billings”). The Company charges freelancers a service fee as a percentage of freelancer billings using a tiered service fee model based on cumulative lifetime billings by the freelancer to each client. For service fees charged to freelancers, the Company recognizes revenue on a net basis, as an agent, for providing access to the Upwork platform as it takes no responsibility for the freelancer services, and therefore the Company is not considered the primary obligor for the freelancer services. Additionally, freelancers and clients negotiate and agree upon the scope and the price for freelancer services directly with each other. The Company recognizes the service fee as services are rendered.
Withdrawal fees. The Company generates revenue from withdrawal fees from freelancers when the freelancers withdraw funds from their cash balances held with the Company. The Company charges a flat withdrawal fee for each withdrawal transaction and recognizes that fee as it is earned for each transaction.
Membership fees. The Company generates revenue from membership fees from freelancers. These fees are charged monthly and provide freelancers access to additional features on the Upwork platform. Membership fees are recognized over the period of the membership, which is generally monthly.
Connects fees. The Company generates revenue from connects fees from freelancers. These fees provide freelancers enhanced access to clients on the Upwork platform. These fees are recognized as services are rendered.
The Company earns fees from clients under the Upwork Standard offering as follows:
Client payment processing and administration fees. The Company generates revenue from clients for payment processing fees at the time the client is charged for the amounts due from the client. The Company charges a fee per transaction or a flat monthly payment processing fee. Per-transaction payment processing fees are recognized when the client is charged for the amount due and fees charged on a monthly basis are recognized over the month that payment processing services are provided. For client payment processing fees, the Company earns revenue on a gross basis as a principal and not net of the third-party payment processing costs incurred because the Company is considered the primary obligor for payment processing and administration services and has the latitude to set the price with clients separate and apart from the fees it pays its third-party payment processors.
Foreign currency exchange fees. The Company generates revenue from foreign currency exchange fees from clients by charging a fixed mark-up above quoted foreign currency exchange rates when the Company collects amounts denominated in foreign currency. Foreign currency exchange fees are recognized as they are earned for each payment transaction.
Upwork Payroll service fees. The Company generates revenue from Upwork Payroll service fees from clients when their freelancers are classified as employees for engagements on the Upwork platform. The client enters into an Upwork Payroll agreement with the Company, and Upwork separately contracts with unrelated third-party staffing providers who provide employment services to such clients. In such arrangements, freelancers providing freelancer services to clients become employees of third-party staffing providers. In arrangements where clients enter into Upwork Payroll agreements, the Company charges Upwork Payroll service fees to clients and does not charge service fees to the freelancers who are employees of the third-party staffing providers. Such service fees are charged as a fixed percentage of the total freelancer billings. Under an Upwork Payroll agreement, the Company provides the client access to the Upwork platform to procure and manage freelancer services, as well as access to employment services provided by the third-party staffing providers which are earned at the same time, and no allocation of fair value between these elements is required. The Company recognizes Upwork Payroll service fees revenue on a net basis as an agent of the client for providing access to employment services provided by the third-party staffing provider. The Company takes no responsibility for these employment services performed by the third party on behalf of the client. Therefore, the Company is not considered the primary obligor for these services. For freelancer services, the Company recognizes revenue on a net basis, as an agent, for providing access to the Upwork platform as it takes no responsibility for the freelancer services, and therefore the Company is not considered the primary obligor for the freelancer services.

UPWORK INC.
Notes to Consolidated Financial Statements — Continued

Additionally, freelancers and clients negotiate and agree upon the scope and the price for freelancer services directly with each other. The Company recognizes the Upwork payroll service fee as services are rendered by freelancers.
Upwork Enterprise and Other Premium Offerings
The Company earns fees from freelancers under Upwork Enterprise and other premium offerings as follows:
Service fees. The Company provides freelancers access to the Upwork platform to perform freelancer services for clients. The Company charges freelancers a service fee as a percentage of freelancer billings. The Company earns service fees based on a fixed percentage of freelancer billings. For service fees charged to freelancers, the Company recognizes revenue on a net basis, as an agent, for providing access to the Upwork platform as it takes no responsibility for the freelancer services, and therefore the Company is not considered the primary obligor for the freelancer services. Additionally, freelancers and clients negotiate and agree upon the scope and the price for freelancer services directly with each other. The Company recognizes the service fee as services are rendered.
The Company earns fees from clients under Upwork Enterprise and other premium offerings as follows:
Client service fees. The Company offers clients access to the Company’s platform to source freelancers in exchange for a client service fee calculated as a percentage of freelancer billings. The Company recognizes the client service fees as services are rendered by the freelancers.
Enterprise compliance service fees. The Company generates revenue from enterprise compliance service fees from clients under a compliance agreement with Upwork to determine whether a freelancer should be classified as an employee or an independent contractor based on the scope of freelancer services agreed between the client and freelancer and other factors. The Company charges enterprise compliance service fees as a percentage of freelancer billings. The Company recognizes revenue as services are rendered.
Subscription fees. The Company generates revenue from monthly or annual subscription fees from clients for subscription services that include additional service features, premium access to top talent, professional services, custom reporting, and invoicing. The revenue attribution is consistent with membership fees stated for the Company’s Upwork Standard offering.
Upwork Payroll service fees. Upwork Payroll service fees are recognized on the same basis as described under the Upwork Standard offering.
Revenue sharing arrangements. For Upwork Standard, Upwork Enterprise, and other premium offerings, the Company generates a revenue share as a percentage of the fees charged by certain financial institutions to the freelancers. The Company recognizes revenue from these arrangements as they are earned, which is generally monthly based on the contractual terms.
Managed Services
Under a managed services arrangement, the Company is responsible for providing services and engaging freelancers directly or as employees of third-party staffing providers to perform the services for clients on the Company’s behalf. The Company recognizes revenue on a gross basis for amounts charged to the client based on the Company’s determination that the Company is deemed to be the primary obligor as it takes responsibility and risk for these services completed for the client. The Company determines pricing for these services and then identifies and engages the freelancers or third-party staffing providers to fulfill the service obligation to the client. Revenue for these services is recognized as these services are rendered by the Company.
Multiple-Element Arrangements
Some of the Company’s offerings consist of multiple elements which can include a mix of services, including subscription services, employment services, compliance services, and payment processing services. Where neither vendor-specific objective evidence nor third-party evidence of selling price exists, the Company is required to use its best estimate of selling price to allocate arrangement consideration on a relative basis to each element. At the inception of arrangements which do not include subscription services, as there is no fixed consideration to be allocated, a relative fair value allocation is not required. In the instance the multiple-element arrangements include subscription services, the only fixed consideration relates to the subscription services, which is a separate unit of accounting. The fixed consideration is allocated only to the subscription services at inception, as all other fees in the arrangements are contingent on certain activities being performed as stated above.
Deferred Revenue
Deferred revenue consists of subscription, membership, and connects fees collected in advance of services being rendered.
Cost of Revenue
Cost of revenue consists primarily of the cost of payment processing fees, costs of freelancers to deliver services under the Company’s managed services offering, personnel-related costs for the Company’s services and support personnel, third-party hosting fees, and the amortization expense associated with acquired intangibles and capitalized internal-use software. The Company

UPWORK INC.
Notes to Consolidated Financial Statements — Continued

defines personnel-related costs as salaries, bonuses, benefits, and stock-based compensation costs for employees, and costs related to other service providers the Company engages to provide internal services to the Company.
Research and Development
Research and development expense primarily consists of personnel-related costs and third-party hosting costs related to development. Research and development costs are expensed as incurred, except to the extent that such costs are associated with platform development that qualify for capitalization.
Advertising Expense
The Company expenses advertising costs as incurred. The Company incurred $23.6 million, $14.6 million and $10.8 million in advertising expenses during the years ended December 31, 2018, 2017 and 2016, respectively.
Provision for Transaction Losses
Provision for transaction losses consists primarily of losses resulting from fraud on the platform and bad debt expense associated with the Company’s trade and client receivables balance and transaction losses expense related to chargebacks. Provision for these items represent estimates of losses based on the Company’s actual historical incurred losses and other factors.
Redeemable Convertible Preferred Stock Warrant Liability
The Company accounts for freestanding warrants to purchase shares of its redeemable convertible preferred stock as a liability as the underlying shares of convertible preferred stock are contingently redeemable and, therefore, may obligate the Company to transfer assets at some point in the future. The redeemable convertible preferred stock warrants are recorded as other liabilities, noncurrent in the consolidated balance sheets at their estimated fair values and are subject to remeasurement at each balance sheet date. Any change in fair value from remeasurement is recognized as a component of other expense, net in the consolidated statements of operations.
The Company adjusted the liability for changes in fair value through the completion of its IPO in October 2018, at which time the outstanding redeemable convertible preferred stock warrant converted to a common stock warrant and was reclassified to additional paid-in capital.
Stock-Based Compensation
The Company accounts for stock options, restricted stock units (“RSUs”) and purchase rights granted under our 2018 Employee Stock Purchase Plan (“2018 ESPP”) to employees and directors based on their estimated fair value on the date of grant. The fair value of each stock option and purchase rights granted under the 2018 ESPP is estimated using the Black-Scholes valuation model. The model requires the Company to make a number of assumptions, including the value of the Company’s common stock, expected volatility, expected term, risk-free interest rate, and expected dividends. The Company evaluates the assumptions used to value option awards upon each grant of stock options. The fair value of RSUs awarded to employees is based on the closing price of the Company’s common stock, as reported on The Nasdaq Global Select Market on the date of grant.
The Company generally recognizes stock-based compensation expense for stock options and RSUs on a straight-line basis over the vesting term. For the performance based award granted to the Chief Executive Officer, expense is recognized over a graded vesting attribution schedule (see Note 10). Stock-based compensation for purchase rights granted under the 2018 ESPP is recognized over the offering period. Prior to the adoption of Accounting Standards Update No. 2016-09 (“ASU 2016-09”) on January 1, 2018, stock-based compensation expense was recognized only for those awards expected to vest. The Company estimated forfeitures based on historical rates of forfeitures of awards adjusted to reflect future changes in facts and circumstances, if any, and revised its estimated forfeiture rate if actual forfeitures differed from initial estimates. Subsequent to the adoption, the Company accounts for forfeitures as they occur.
The Company also grants stock options to non-employee service providers. For these stock options, the Company believes the fair value of the stock option on the date of grant is more reliably measurable than the fair value of the services rendered. Therefore, the Company estimates the fair value of nonemployee stock options using the Black-Scholes valuation model with assumptions as discussed in Note 10. The estimated fair value of nonemployee stock options is remeasured over the vesting period as it is being earned, and the expense is recognized on a straight-line basis over the period during which services are rendered.
Foreign Currency
The functional currency of the Company and its subsidiaries is the U.S. dollar. Transactions with users denominated in currencies other than the U.S. dollar are remeasured at the exchange rate in effect on the date of the transaction. At the end of each reporting period, monetary assets and liabilities are remeasured using exchange rates in effect at the balance sheet date. Foreign currency transaction gains and losses are included in other expense, net in the consolidated statements of operations. The Company recorded net foreign currency transaction losses of $0.4 million and $0.5 million for the years ended December 31, 2018 and 2016, respectively. Foreign currency transaction gains and losses for the year ended December 31, 2017 were immaterial.

UPWORK INC.
Notes to Consolidated Financial Statements — Continued

Comprehensive Loss
Comprehensive loss is equal to the net loss for all periods presented. Accordingly, the consolidated statements of comprehensive loss have been omitted from the consolidated financial statements.
Income Taxes
The Company accounts for income taxes in accordance with the liability method. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The provision for income taxes is comprised of the current tax liability and the change in deferred tax assets and liabilities. The Company establishes a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be recoverable against future taxable income.
Deferred tax assets and liabilities are measured using the enacted tax rates that will be in effect for the years in which those tax assets are expected to be realized or settled. The Company regularly assesses the likelihood that its deferred tax assets will be realized from recoverable income taxes or recovered from future taxable income based on the realization criteria set forth in the relevant authoritative guidance. To the extent that the Company believes any amounts are not more likely than not to be realized, the Company records a valuation allowance to reduce its deferred tax assets. The realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. If the Company subsequently realizes deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in an adjustment to earnings in the period such determination is made.
In addition, the calculation of tax liabilities involved dealing with uncertainties in the application of complex tax regulations. The Company recognized potential liabilities based on its estimate of whether, and the extent to which, additional taxes will be due. The Company accounts for uncertain tax positions in accordance with the relevant guidance, which prescribes a recognition threshold and measurement approach for uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The guidance utilized a two-step approach for evaluation uncertain tax positions. Step one, Recognition, requires a company to determine if the weight of available evidence indicates a tax position is more likely than not to be sustained upon audit. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. A liability is reported for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. Any interest and penalties related to unrecognized tax benefits are recorded as income tax expense.
Net Loss per Share Attributable to Common Stockholders
Prior to its IPO, the Company followed the two-class method when computing net loss per share as the Company had issued shares that met the definition of participating securities. The two-class method determined net loss per share for each class of common stock and participating securities according to accumulated and participation rights in undistributed earnings. The two-class method required income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s redeemable convertible preferred stock contractually entitled the holders of such shares to participate in dividends, but did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, the two-class method did not apply for periods in which the Company reported a net loss or a net loss attributable to common stockholders
Upon the closing of the IPO in October 2018, all outstanding shares of redeemable convertible preferred stock were converted into shares of common stock. As such, the two-class method is no longer applicable.
Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders is computed by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities, including outstanding common stock options, convertible preferred stock and warrants to purchase common stock and convertible preferred stock. For periods in which the Company has reported net losses, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, because dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.
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

UPWORK INC.
Notes to Consolidated Financial Statements — Continued

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”). ASC 606 supersedes the revenue recognition requirements in ASC 605, and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 also includes Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers (“Subtopic 340-40” and together with ASC 606, the “new revenue standard”), which requires the deferral of incremental costs of obtaining a contract with a customer. In August 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017. In 2016, the FASB issued amendments on this guidance with the same effective date and transition guidance. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption.
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
The Company is continuing to evaluate the adoption method and the potential impact that the implementation of this standard will have on its consolidated financial statements, specifically related to the following items:

•	identification of performance obligations;

•	principal agent considerations;

•	whether the discounts offered under the Company’s tiered pricing program for freelancer service fee result in a “material right” as that term is defined in ASC 606;

•	whether costs to obtain a contract with a customer will be capitalized or expensed;

•	timing of revenue recognition;

•	method of adoption; and

•	revenue disclosures which are expected to expand and may require judgment in certain areas.
In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842), related to how an entity should recognize lease assets and lease liabilities. The guidance specifies that an entity that is a lessee under lease agreements should recognize lease assets and lease liabilities for those leases classified as operating leases under previous FASB guidance. Accounting for leases by lessors is largely unchanged under the new guidance. In 2018, the FASB also approved an amendment that would permit the option to adopt the new standard prospectively as of the effective date, without adjusting comparative periods presented. The new standard becomes effective for the Company for the year ending on December 31, 2020. The Company anticipates the effect of adopting this update will be recognizing right-of-use assets and corresponding lease liabilities for leases where we are the lessee, primarily comprised of leases for facilities. The Company is continuing to assess all implications of this new guidance on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016–13, Financial Instruments-Credit Losses (“Topic 326”). The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, to clarify that receivables arising from operating leases are within the scope of lease accounting standards. The guidance is effective for the Company for fiscal year 2021 with early adoption permitted. The standard requires a modified retrospective method of adoption. The Company has not yet evaluated the impact of these standard updates on its consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payment, to clarify how certain cash receipts and payments are presented and classified in the statement of cash flows. The new guidance becomes effective for the Company for the year ending December 31, 2019, although early adoption is permitted. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, that will require that the amounts generally described as restricted cash and restricted cash equivalents would be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows. The new guidance also requires certain disclosures to supplement the statement of cash flows. The guidance becomes effective for the Company for the year ending on December 31, 2019, although early adoption is permitted. The Company is currently evaluating the effect this guidance will have on its consolidated financial statements, but does not expect it to have a significant impact on its consolidated financial statements and related disclosures.

UPWORK INC.
Notes to Consolidated Financial Statements — Continued

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Others (Topic 350): Simplifying the Test for Goodwill Impairment. ASU No. 2017-04 eliminates Step 2 from the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under ASU No. 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount and recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the loss not exceeding the total amount of goodwill allocated to that reporting unit. The guidance becomes effective for the Company on a prospective basis for its annual or any interim goodwill impairment tests during the year ending on December 31, 2021, although early adoption is permitted. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.
In August 2017, the FASB issued ASU No. 2017–12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which expands and refines hedge accounting for both financial and non–financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. In addition, in October 2018, the FASB issued ASU No. 2018–16, Derivatives and Hedging (Topic 815), which amends Topic 815 to add the overnight index swap (OIS) rate based on the secured overnight financing rate as a fifth U.S. benchmark interest rate. These standards are effective for the Company for fiscal years beginning after December 15, 2019. The Company has not yet evaluated the impact of these standards on its consolidated financial statements and related disclosures.
In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU No. 2018-07 expands the scope of Topic 718, Compensation-Stock Compensation to include share-based payment transactions for acquiring goods and services from non-employees. These awards are measured at the grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. The guidance is effective for the Company for the fiscal year ending on December 31, 2020, although early adoption is permitted but not earlier than the Company’s adoption of ASC 606, and the guidance requires a modified retrospective application to awards that have not been settled as of the adoption date. The Company has not yet evaluated the impact of this standard on its consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. ASU No. 2018-13 is effective for the Company for the fiscal year ending on December 31, 2021, although early adoption is permitted. The Company has not yet evaluated the impact of this standard on its consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. ASU No. 2018-15 is effective for the Company for the fiscal year ending on December 31, 2021, although early adoption is permitted. The Company has not yet evaluated the impact of this standard on its consolidated financial statements and related disclosures.
Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The Company adopted this standard as of January 1, 2018. ASU 2016-09 eliminates the requirement to delay the recognition of excess tax benefits until they reduce current taxes payable. Under this standard, previously unrecognized excess tax benefits shall be recognized on a modified retrospective basis. ASU No. 2016-09 also requires excess tax benefits and deficiencies to be recognized prospectively in the Company’s provision for income taxes rather than additional paid-in capital. Additionally, the Company elected to account for forfeitures as they occur rather than estimate expected forfeiture using a modified retrospective transition method. Finally, ASU No. 2016-09 requires excess tax benefits to be presented as a component of operating cash flows rather than financing cash flows. The Company elected to adopt this requirement prospectively and accordingly, prior periods have not been adjusted. The adoption of this standard was immaterial to the Company’s consolidated financial statements as of and for the year ended December 31, 2018.
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in the ASU. The Company adopted this standard as of January 1, 2018. The adoption of this standard had no impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2018.

UPWORK INC.
Notes to Consolidated Financial Statements — Continued

Note 3—Fair Value Measurements
Prior to its IPO, the Company measured its redeemable convertible preferred stock warrant liability at fair value on a recurring basis. The Company recorded $6.1 million, $0.1 million, and $0.1 million related to the revaluation of its redeemable convertible preferred stock warrant liability, which is included in other expense, net in the Company’s consolidated statements of operations for the years ended December 31, 2018, 2017, and 2016, respectively. Upon the closing of the IPO in October 2018, the redeemable convertible preferred stock warrant converted to a common stock warrant. As such, the Company reclassified its redeemable convertible preferred stock warrant liability to additional paid in capital.
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
The Company’s financial instruments that are carried at fair value consist of Level I assets as of December 31, 2018 and Level III liabilities as of December 31, 2017. The Company’s redeemable convertible preferred stock warrant liability was classified within Level III because the warrants were valued using a Black-Scholes valuation model, for which some inputs are unobservable in the market. The valuation methodology and underlying assumptions are discussed further in Note 8.

UPWORK INC.
Notes to Consolidated Financial Statements — Continued

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	December 31, 2018
	Level I	Level II	Level III	Total
Financial Assets:
Cash Equivalents
Money market funds	$117,138	$—	$—	$117,138
Total financial assets	$117,138	$—	$—	$117,138

	December 31, 2017
	Level I	Level II	Level III	Total
Financial Liabilities:
Redeemable convertible preferred stock warrant liability	$—	$—	$1,104	$1,104
Total financial liabilities	$—	$—	$1,104	$1,104
The following table sets forth a summary of the changes in the fair value of the redeemable convertible preferred stock warrant liability (in thousands):

Fair value at January 1, 2016	$1,016
Change in fair value	114
Fair value at December 31, 2016	1,130
Change in fair value	118
Reclassification to redeemable convertible preferred stock due to warrant exercise	(144)
Fair value at December 31, 2017	1,104
Change in fair value	6,056
Conversion to common stock warrant in connection with the initial public offering	(7,160)
Fair value at December 31, 2018	$—
Note 4—Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following as of December 31, 2018 and 2017 (in thousands):

	2018	2017
Computer equipment and software	$3,189	$5,385
Internal-use software and platform development costs	6,287	2,318
Leasehold improvements	5,783	2,189
Office furniture and fixtures	2,545	1,550
Total property and equipment	17,804	11,442
Less: Accumulated depreciation	(6,989)	(7,928)
Property and equipment, net	$10,815	$3,514
Depreciation expense related to property and equipment was $2.2 million, $1.5 million, and $1.8 million for the years ended December 31, 2018, 2017, and 2016, respectively.
The Company capitalized $4.0 million and $0.5 million of internal-use software and platform development costs during the years ended December 31, 2018 and 2017, respectively. The Company did not capitalize any internal-use software and platform development costs for the year ended December 31, 2016. Amortization expense related to the capitalized internal-use software and platform development costs was $0.1 million for the year ended December 31, 2018. There was no amortization expense for the year ended December 31, 2017 related to the internal-use software and platform development costs as the underlying assets had not been placed into service as of December 31, 2017. Amortization expense related to internal-use software and platform development costs was $1.0 million for the year ended December 31, 2016.

UPWORK INC.
Notes to Consolidated Financial Statements — Continued

Intangible Assets, Net
All of the Company’s identifiable intangible assets were acquired in March 2014 from the Elance-oDesk Combination. Intangible assets, net consisted of the following (in thousands):

	As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	$2,293	$2,293	$—
User relationships	18,678	12,674	6,004
Developed technology	10,356	10,356	—
Domain names	529	529	—
Total	$31,856	$25,852	$6,004

	As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	$2,293	$2,293	$—
User relationships	18,678	10,006	8,672
Developed technology	10,356	10,356	—
Domain names	529	529	—
Total	$31,856	$23,184	$8,672
Total amortization expense of intangible assets was $2.7 million and $2.7 million for the years ended December 31, 2018 and 2017, respectively. Amortization expense was included in general and administrative expenses. As of December 31, 2018, the remaining useful life for user relationships was 2.3 years.
Total amortization expense of intangible assets was $5.7 million for the year ended December 31, 2016, of which $2.9 million was included in cost of revenue related to developed technology and trade names. The remaining carrying amount of $2.6 million for developed technology was accelerated in 2016 when the Elance platform was decommissioned. Amortization for the user relationships of $2.7 million was included in general and administrative expenses for the year ended December 31, 2016.
As of December 31, 2018, the estimated future amortization expense for the acquired intangible assets is as follows (in thousands):

Year Ended December 31,	Estimated Amortization Expense
2019	$2,668
2020	2,668
2021	668
Total	$6,004
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of December 31, 2018 and 2017 (in thousands):

	2018	2017
Accrued compensation and related benefits	$9,314	$8,399
Accrued freelancer costs	2,465	134
Accrued indirect taxes	1,630	1,861
Accrued vendor expenses	6,002	4,198
Accrued payment processing fees	715	593
Other	822	845
Total accrued expenses and other current liabilities	$20,948	$16,030

UPWORK INC.
Notes to Consolidated Financial Statements — Continued

Note 5—Commitments and Contingencies
Operating Leases
The Company leases office space under four non-cancellable operating lease agreements, which expire from 2019 through 2025. The terms of the office leases contain rent escalation clauses, rent holidays, or tenant improvement allowances. The Company recognizes rent expense on a straight-line basis over the non-cancellable lease term and records the difference between cash payments and the recognition of rent expense as a deferred rent liability. Where leases contain escalation clauses, rent holidays, or tenant improvement allowances, the Company applies them in the determination of straight-line rent expense over the lease term. In September 2015, the Company entered into an agreement to sublease a portion of its office space in San Francisco and recognized sublease income of $0.9 million in each of the years ended December 31, 2017 and 2016. The sublease agreement was terminated in November 2017.
In 2018, the Company entered into an agreement to extend its non-cancellable operating lease for its San Francisco office through 2024. From September 1, 2019 through August 31, 2024, total minimum lease payments under the lease agreement are $15.7 million, with lease payments ranging from $1.0 million to $2.2 million per year from 2019 to 2024.
Also in 2018, the Company entered into an agreement for a non-cancellable operating lease for new office space in Chicago through October 2024. In December 2018, the Company entered into an amendment (“First Amendment”) extending the term of the original lease from October 2024 to April 2025 and to lease additional office space to accommodate continued headcount growth. From June 1, 2019 through April 30, 2025, total minimum lease payments under the original lease agreement and the First Amendment are $10.3 million, with lease payments ranging from $0.5 million to $2.0 million per year from 2019 to 2025. The Company moved its Chicago-based operations to this new office space in January 2019. In connection with this move, the Company entered into a sublease in December 2018 providing for the sublease of the office space in Chicago that the Company occupied prior to the execution of this new operating lease. The expected sublease payments from the December 2018 agreement are reflected in the aggregate minimum lease payment table below.
As of December 31, 2018, future aggregate minimum lease payments under the non-cancellable operating leases were as follows (in thousands):

Year Ended December 31,	Minimum Lease Payments
2019	$3,569
2020	4,683
2021	4,914
2022	5,052
2023	5,194
Thereafter	4,890
Less: rental payments from subleases	(363)
Total	$27,939
Rent expense was $4.2 million, $3.7 million and $3.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Letters of Credit
In conjunction with the operating lease agreements, the Company had three and two irrevocable letters of credit outstanding in the aggregate amount of $0.8 million as of December 31, 2018 and 2017. The letters of credit are collateralized by restricted cash in the same amount and expire in 2019. No amounts had been drawn against these letters of credit as of December 31, 2018 and 2017.
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
On February 8, 2016, a company filed suit against the Company alleging that the Company’s trademark “Upwork” infringed on the plaintiff’s prior mark. The plaintiff further alleged that the Company had wrongfully profited from and harmed it by the use of “Upwork” to market the Company since the Company began using the name in May 2015. The Company filed counterclaims

UPWORK INC.
Notes to Consolidated Financial Statements — Continued

alleging the plaintiff infringed its rights in other jurisdictions. The Company accrued $1.1 million for settlement costs as of December 31, 2016 and settled the lawsuit in April 2017.
As of December 31, 2018 and 2017, the Company was not a party to any material legal proceedings or claims, nor is the Company aware of any pending or threatened litigation or claims that could reasonably be expected to have a material adverse effect on its business, operating results, cash flows, or financial condition. Accordingly, the Company has determined that the existence of a material loss as of this date is neither probable nor reasonably possible.
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
Note 6—Debt
The following table presents the carrying value of the Company’s debt as of December 31, 2018 and 2017 (in thousands):

	2018	2017
First term loan—18 months of interest-only payments ending in March 2019 followed by 36 equal monthly installments of principal plus interest, maturing March 2022; interest at Prime plus 0.25% per annum	$15,000	$15,000
Second term loan—11 months of interest-only payments ending in October 2018 followed by 47 equal monthly installments of principal plus interest, maturing September 2022. As of September 30, 2018, the Company achieved trailing six-month EBITDA of at least $1.0 million; as a result, the interest-only repayment period extended to March 2019, followed by 42 equal monthly installments of principal plus interest; bears interest at Prime plus 5.25% per annum. As a result of the Company's IPO, the interest rate was reduced to Prime plus 0.25% per annum	9,000	9,000
Line of credit—interest at Prime with accrued interest due monthly; matures September 2020	—	10,000
Total debt	24,000	34,000
Less: Unamortized debt discount issuance costs	(90)	(167)
Balance	23,910	33,833
Debt, current	(5,671)	(10,342)
Debt, noncurrent	$18,239	$23,491
Weighted-average interest rate	6.89%	5.93%
In September 2017, the Company entered into a Loan and Security Agreement (the “Loan Agreement”), which was subsequently amended in November 2017 and September 2018. The Loan Agreement consisted initially of a term loan (the “First Term Loan”) of $15.0 million and a $15.0 million revolving line of credit based on eligible trade and client accounts receivable, for an aggregate facility amount of up to $30.0 million. However, upon the Company achieving adjusted net revenue of at least $49.0 million in a trailing three-month period on or before June 30, 2018, the revolving line of credit increased to $25.0 million with a corresponding increase to the aggregate facility amount to up to $40.0 million. The Loan Agreement was amended in November 2017 to include a second term loan of $9.0 million (the “Second Term Loan,” and together with the First Term Loan, the “Term Loans”), which, in turn, increased the aggregate maximum amount of the facility up to $49.0 million. The Company incurred debt issuance costs of $0.2 million, which was primarily classified as a deduction to the long-term portion of the Term Loans. In November 2017, the Company drew down $10.0 million under the revolving line of credit and $9.0 million under the Term Loans. The Company has granted its lender first-priority liens against substantially all of its assets, as collateral, excluding the Company’s intellectual property (but including proceeds therefrom) and the funds and assets held by the Company’s subsidiary, Upwork Escrow Inc. The Company has also agreed to a negative pledge on its intellectual property. The Loan Agreement is also subject to the Company maintaining an adjusted quick ratio of 1.30 and achieving minimum EBITDA levels over trailing periods ranging from three to twelve months. The Loan Agreement also includes a restrictive covenant on dividend payments other than dividends paid solely in common stock. The Company used $19.0 million of its borrowings to repurchase shares of its redeemable convertible preferred stock in 2017 (see Note 7).

UPWORK INC.
Notes to Consolidated Financial Statements — Continued

In September 2018, the Company entered into a second amendment (the “Second Amendment”) to the Loan Agreement which expanded the types of eligible trade and client accounts receivable considered for the determination of the borrowing base of the revolving line of credit. The Second Amendment also provided for a reduction in the interest rate for the Second Term Loan, from prime plus 5.25% to prime plus 0.25%, from and after the occurrence of an initial public offering by the Company with net proceeds of more than $50.0 million; this reduction became effective following the completion of the Company’s IPO in October 2018. To the extent the Company has not yet collected funds for hourly billings from clients which are in-transit due to timing differences in receipt of cash from clients, the Company from time to time utilizes the revolving line of credit to satisfy escrow funding requirements. In September 2018, the Company drew down $15.0 million under the revolving line of credit for such purpose and repaid the borrowings in full in the first week of October 2018 when the Company collected funds from clients. In October 2018, the Company used part of the net proceeds from the IPO to repay $10.0 million of indebtedness owed under the revolving line of credit.
The amortization expense related to the debt discount was immaterial for the years ended December 31, 2018, 2017, and 2016. The Company was in compliance with all financial-related covenants under the Loan Agreement as of December 31, 2018 and 2017.
Future maturities of principal payments, excluding potential early payments, as of December 31, 2018, were expected to be as follows (in thousands):

Year Ended December 31,	Principal Payments
2019	$5,679
2020	7,571
2021	7,571
2022	3,179
Total	$24,000
Note 7—Redeemable Convertible Preferred Stock
The Company completed its IPO in October 2018, in which the Company issued and sold 7,840,908 shares of common stock at a public offering price of $15.00 per share, before deducting underwriting discounts and commissions and offering expenses payable by the Company. As a result, all of the Company’s 61,279,079 shares of outstanding redeemable convertible preferred stock automatically converted into shares of common stock on a one-for-one basis. Therefore, there were no issued or outstanding shares of redeemable convertible preferred stock as of December 31, 2018.
Redeemable convertible preferred stock as of December 31, 2017 consisted of the following (in thousands, except share data):

	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Aggregate Liquidation Preference
Series A-1	10,141,345	9,142,770	$72,181	$91,427
Series A-2	60,000,000	47,124,931	65,853	5
Series B-1	5,854,982	4,866,360	27,628	27,787
Series B-2	145,018	145,018	824	828
Total redeemable convertible preferred stock	76,141,345	61,279,079	$166,486	$120,047
Shares of redeemable convertible preferred stock were not mandatorily redeemable. However, a liquidation or winding up of the Company, a greater than 50% change in control, or a sale of substantially all of the Company’s assets would constitute a redemption event that is outside of the Company’s control. As such, all shares of redeemable convertible preferred stock were presented outside of permanent equity. The Company did not adjust the carrying values of the redeemable convertible preferred stock to the deemed liquidation values of such shares since a liquidation event was not probable as of December 31, 2017. No subsequent adjustments to increase or decrease the carrying values were made between December 31, 2017 and the date of the Company’s IPO. As a result of the Elance-oDesk Combination, holders of preferred stock of Elance and holders of preferred stock of oDesk each received as consideration for such shares a combination of shares of Series A-1 and Series A-2 redeemable convertible preferred stock. As a result, no stockholder held shares of Series A-1 redeemable convertible preferred stock without also holding shares of Series A-2 redeemable convertible preferred stock, nor did any stockholder hold shares of Series A-2 redeemable convertible preferred stock without also holding shares of Series A-1 redeemable convertible preferred stock. The rights, privileges, and preferences of the Series A-1, Series A-2, Series B-1, and Series B-2 redeemable convertible preferred stock (“Preferred Stock”) were as follows:

UPWORK INC.
Notes to Consolidated Financial Statements — Continued

Dividends
Holders of the Series A-1, Series A-2, Series B-1, and Series B-2 redeemable convertible preferred stock were each entitled to non-cumulative dividends of $0.80, $0.000008, $0.4568, and $0.4568 per share, respectively. Dividends on the Preferred Stock were payable only when, and if, declared by the board of directors. No dividends on the Preferred Stock were declared by the Company’s board of directors, or were paid, as of December 31, 2017 and as of the date of the Company’s IPO.
Voting Rights
The holders of each share of Preferred Stock were entitled to the number of votes equal to the number of shares of common stock into which their respective shares were convertible, provided, however, that the holders of Series B-2 redeemable convertible preferred stock, or common stock issued upon conversion thereof, were not entitled to cast votes in connection with the election of members of the board of directors. The holders of Preferred Stock had certain protective provisions so long as an aggregate of 15.1 million shares of Preferred Stock were outstanding. Under these provisions, the Company could not, without the approval of greater than 50% of the then-outstanding shares of Preferred Stock (i) alter or change the rights, powers, or preferences of the Preferred Stock set forth in the Company’s certificate of incorporation or bylaws, (ii) authorize or create any new class of stock having rights, powers or preferences that were senior to or on parity with any series of Preferred Stock, or obligate itself to authorize or create any security convertible into or exercisable for such class of stock, (iii) redeem or repurchase any shares of common stock or Preferred Stock (other than shares subject to the Company’s right of repurchase, through the exercise of any right of first refusal, or otherwise approved by the board of directors), (iv) declare or pay a dividend or otherwise make a distribution to holders of Preferred Stock or common stock (other than a dividend on the common stock payable solely in shares of common stock or a repurchase approved by the board of directors), (v) voluntarily liquidate, dissolve, or wind-up the business or effect a deemed liquidation event (as defined in the certificate of incorporation), or (vi) increase or decrease the authorized number of directors constituting the board of directors.
In addition, so long as any shares of any series of Preferred Stock were outstanding, the Company could not, without the approval of greater than 50% of the then-outstanding shares of such series of Preferred Stock, alter or change the rights, powers, or preferences of such series of Preferred Stock set forth in the Company’s certificate of incorporation or bylaws in a way that adversely affected such series of Preferred Stock in a manner different from other series of Preferred Stock (other than (a) the authorization, creation, or issuance of any new class or series of capital stock having rights, powers, or preferences that were senior to, on parity with, or junior to any series of Preferred Stock and (b) an amendment or other change of the rights, powers, or preferences of any series of preferred stock that was proportional to the amendments or other changes similarly made to other series of Preferred Stock that had a similar right, power, or preference).
Conversion
The holders of each share of Preferred Stock had the option to convert each share of Preferred Stock at any time into a number of shares of common stock determined by dividing the original issue price per share by the then-current conversion price for such series. The original issue prices per share for the Series A-1, Series A-2, Series B-1, and Series B-2 redeemable convertible preferred stock were $10.00, $0.0001, $5.71, and $5.71, respectively, and, subject to adjustments for certain dilutive issuances, splits, and combinations, and other recapitalizations or reorganizations, the conversion price for each series of Preferred Stock was equal to the original issue price for such series. In the event that any holder of Series A-1 or Series A-2 redeemable convertible preferred stock elected to voluntarily convert shares of such Preferred Stock into shares of common stock, the election was deemed to be an election of such holder to convert shares of Series A-1 and Series A-2 redeemable convertible preferred stock held by such holder into shares of common stock at the same ratio and in the same proportions. In addition, the Preferred Stock would automatically be converted into common stock upon the earlier of (i) the written consent of the holders of at least a majority of the then-outstanding shares of Preferred Stock, voting together as a single class on an as-converted basis or (ii) an IPO that resulted in aggregate gross proceeds to the Company of at least $50.0 million. As of December 31, 2017, the conversion ratio was 1:1 for each series of Preferred Stock.
Liquidation Preference
In the event of liquidation, dissolution, or winding up or any deemed liquidation event of the Company, the holders of Preferred Stock were entitled to receive the greater of (i) their full preferential amounts plus any declared but unpaid dividends and (ii) such amount per share as would have been payable had all shares of such series of Preferred Stock been converted into common stock, prior to any distribution to the holders of common stock. If the assets available for distribution were insufficient to pay such amounts, then the entire assets available for distribution would have been distributed ratably among the holders of Preferred Stock in proportion to the full amount each holder was otherwise entitled to receive. After payment to the holders of Preferred Stock of their full preferential amounts specified above, the Company’s remaining assets available for distribution to stockholders would be distributed among the holders of common stock pro rata based upon the number of shares of common stock held by each holder. The preferential amounts per share of the Series A-1, Series A-2, Series B-1, and Series B-2 redeemable convertible preferred stock were $10.00, $0.0001, $5.71, and $5.71, respectively, as of December 31, 2017.

UPWORK INC.
Notes to Consolidated Financial Statements — Continued

A deemed liquidation event would be deemed to have occurred upon (a) a merger or consolidation of the Company into another entity (except where the merger or combination results in the holders of the Company’s capital stock prior to the merger or consolidation continuing to hold at least 50% of the voting power of the surviving or acquiring entity) or (b) a sale, lease, transfer, exclusive license, or other disposition, in a single transaction or a series of related transactions, of all or substantially all of the Company’s assets (or in the case of an exclusive license, of all or substantially all of the Company’s intellectual property). The holders of Preferred Stock could waive the treatment of any transaction as a deemed liquidation event by a vote of the holders of a majority of the then-outstanding shares of Preferred Stock.
Redemption
The holders of Preferred Stock had no voluntary rights to redeem shares.
Repurchase of Redeemable Convertible Preferred Stock in Connection with Secondary Market Transaction
In November 2017, the Company’s board of directors approved the repurchase of 874,069 shares of Series A-1 redeemable convertible preferred stock, 3,151,858 shares of Series A-2 redeemable convertible preferred stock, and 242,562 shares of Series B-1 redeemable convertible preferred stock, from one stockholder at the purchase price of $4.50 per share, for a total consideration of $19.2 million, which exceeded the carrying value of $12.7 million on the date of repurchase. The redeemable convertible preferred stock repurchased was retired immediately thereafter. The repurchase price in excess of the carrying value of redeemable convertible preferred stock of $6.5 million was recorded as a reduction to additional paid-in capital, while the carrying value of the shares repurchased was recorded as a reduction to redeemable convertible preferred stock. For the computation of earnings per share for the year ended December 31, 2017, the repurchase price in excess of the carrying value of the redeemable convertible preferred stock of $6.5 million is reflected as an increase to net loss attributable to common stockholders (see Note 11).
Note 8—Preferred and Common Stock Warrants
Redeemable Convertible Preferred Stock Warrants
As a result of the Elance-oDesk Combination, a redeemable convertible preferred stock warrant that was originally issued by Elance prior to the Elance-oDesk Combination became exercisable to purchase up to 26,000 and 57,181 shares of the Company’s Series A-1 and Series A-2 redeemable convertible preferred stock, respectively, at an exercise price of $3.13 per share. In June 2017, the warrant was exercised in full for cash.
Further, as a result of the Elance-oDesk Combination, another redeemable convertible preferred stock warrant that was originally issued by Elance prior to the Elance-oDesk Combination became exercisable to purchase up to 124,506 and 273,825 shares of the Company’s Series A-1 and Series A-2 redeemable convertible preferred stock, respectively, at an exercise price of $3.13 per share. The warrant was outstanding and exercisable as of December 31, 2016 and 2017. Upon completion of the Company’s IPO in October 2018, this warrant converted to a common stock warrant for the same number of shares and was reclassified to additional paid-in capital as of December 31, 2018.
Prior to the IPO, the Company estimated the fair value of each redeemable convertible preferred stock warrant using the Black-Scholes valuation model. The redeemable convertible preferred stock liability, included in other noncurrent liabilities, was $7.2 million as of the date of the IPO and $1.1 million as of December 31, 2017 and 2016. The following assumptions were used to calculate the estimated fair value of the then-outstanding warrants until the closing date of the Company’s IPO and as of December 31, 2017 and 2016:

	2017	2016
Dividend yield	0%	0%
Expected term (in years)	2.75	0.50 - 3.75
Risk-free interest rates	1.8%	1.0% - 1.6%
Expected volatility	34.6%	34.8% - 39.2%
Common Stock Warrant
As a result of the Elance-oDesk Combination, a common stock warrant that was originally issued by oDesk prior to the Elance-oDesk Combination became exercisable to purchase up to 45,286 shares of common stock at an exercise price of $0.06 per share. The warrant was outstanding and exercisable as of December 31, 2016 and 2017 with the fair value of the warrant reflected in additional paid-in capital in the consolidated balance sheets. In May 2018, the Company issued 45,286 shares of common stock upon the exercise of this common stock warrant.
In April 2018, the Company established The Upwork Foundation initiative. The program will include a donor-advised fund created through the Tides Foundation. In May 2018, the Company issued a warrant to purchase 500,000 shares of its common stock at an

UPWORK INC.
Notes to Consolidated Financial Statements — Continued

exercise price of $0.01 per share to the Tides Foundation. The vesting and exercisability provisions of the warrant became effective upon the Company’s IPO in October 2018.
This warrant is exercisable as to 1/10th of the shares on each anniversary of the IPO, with proceeds from the sale of such shares to be donated in accordance with the Company’s directive. For the year ended December 31, 2018, the Company recorded $0.2 million of expense related to the revaluation of this warrant, which is included in general and administrative expense in the Company’s consolidated statement of operations.
Note 9—Common Stock
Holders of common stock are entitled to one vote per share and are entitled to receive dividends, if any, on a pro rata basis whenever funds are legally available and when, as, and if declared by the Company’s board of directors.
As of December 31, 2018 and 2017, the Company was authorized to issue 490,000,000 and 150,000,000 shares of common stock, respectively. As of December 31, 2018 and 2017, the Company had reserved shares of common stock for future issuance as follows:

	2018	2017
Options issued and outstanding	23,774,279	23,607,746
RSUs issued and outstanding	288,460	—
Warrant to purchase redeemable convertible preferred stock	—	398,331
Warrant to purchase common stock	898,331	45,286
Conversion of redeemable convertible preferred stock	—	61,279,079
Remaining shares reserved for future issuances under 2014 Equity Incentive Plan	—	3,962,024
Remaining shares reserved for future issuances under 2018 Equity Incentive Plan	10,558,306	—
Remaining shares reserved for future issuances under 2018 Employee Stock Purchase Plan	1,700,000	—
Total	37,219,376	89,292,466
Note 10—Stock-Based Compensation
Equity Incentive Plans
Assumed Awards
In connection with the Elance-oDesk Combination, the Company assumed substantially all stock options outstanding under the Elance 1999 Stock Option Plan (the “Elance 1999 Plan”) and the Elance 2009 Stock Option Plan (the “Elance 2009 Plan”). Such assumed options were converted into options to purchase the Company’s common stock. In addition, all stock options outstanding under the oDesk Corporation 2004 Stock Plan (the “oDesk Plan”) were converted into options to purchase shares of the Company’s common stock, with the number of shares that could be purchased under each option reduced by approximately 16.14%. The exercise price of all options was simultaneously increased such that the then-aggregate exercise price payable by holders did not change. These options generally vest over a four-year period from the original date of grant and expire ten years from the original grant date.
2014 Equity Incentive Plan
In March 2014, the Company’s board of directors and, in June 2014, the Company’s stockholders approved the 2014 Equity Incentive Plan (“2014 EIP”). The total number of shares of common stock reserved and available for grant and issuance pursuant to such plan was originally 12,462,985 plus (i) shares that were then subject to outstanding option grants under the oDesk Plan, the Elance 1999 Plan, and the Elance 2009 Plan (collectively, the “Prior Plans”) but subsequently ceased to be subject to an award for any reason other than exercise of a stock option, (ii) shares that had been reserved but not subject to any outstanding awards under the Prior Plans and (iii) shares issued under the Prior Plans that were repurchased, forfeited, or used to pay employee withholding or exercise price obligations. The number of shares available for grant under the 2014 EIP was increased by 3,001,091 shares, 4,500,000 shares and 100,000 shares in August 2014, October 2017 and August 2018, respectively. Under the terms of the 2014 EIP, incentive stock options may be granted at prices not less than 100% of the fair value of the Company’s common stock on the date of grant unless determined in writing by the Company’s board of directors. The options granted under the 2014 EIP generally vest over a four-year period from the original date of grant and expire ten years from the original grant date.
2018 Equity Incentive Plan
In August 2018, the Company’s board of directors and stockholders each adopted the 2018 Equity Incentive Plan (“2018 EIP”), which became effective on the date immediately prior to the date of the IPO. A total of 10,701,505 shares of common stock were initially reserved for issuance pursuant to future awards under the 2018 EIP. On January 1 of each year, shares available for issuance

UPWORK INC.
Notes to Consolidated Financial Statements — Continued

are increased based on the provisions of the 2018 EIP. Any shares subject to outstanding awards under the 2014 EIP that are canceled or repurchased subsequent to the 2018 EIP’s effective date are returned to the pool of shares reserved for issuance under the 2018 EIP. Awards granted under the 2018 EIP may be (i) incentive stock options, (ii) nonqualified stock options, (iii) RSUs, (iv) restricted stock awards or (v) stock appreciation rights, as determined by our board of directors at the time of grant. As of December 31, 2018, 10,558,306 shares were reserved for future issuance under the 2018 EIP.
In July 2018, the Company’s board of directors granted an option exercisable for up to 1,860,000 shares of common stock to the Company’s Chief Executive Officer under the 2018 EIP (the “CEO Award”). The vesting and exercisability of the CEO Award is contingent upon the recipient’s continuous service as the Chief Executive Officer and the achievement of certain measurement objectives during three separate measurement periods within the period of time beginning on January 1, 2019 and ending on December 31, 2023. Each reporting period, the Company assesses the probability that the performance criteria will be met and records expense for those shares that are probable of vesting.
Determination of Fair Value
For the years ended December 31, 2018, 2017 and 2016, the fair value of stock options granted to employees was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	2018	2017	2016
Dividend yield	0%	0%	0%
Expected term (in years)	5.2 - 6.1	5.3 - 6.3	6.08
Risk-free interest rates	2.5% - 2.9%	1.9% - 2.2%	1.2% - 2.1%
Expected volatility	38% - 45%	39% - 43%	42% - 45%
Dividend Yield —The dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to do so.
Expected Term —The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. For awards containing only service conditions, the Company determines the expected term using the simplified method as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options. The Company uses relevant data, including past exercise patterns, if available, to determine the expected term for performance-based awards.
Risk-Free Interest Rate —The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the option’s expected term.
Expected Volatility —Since the Company does not have sufficient a trading history of its common stock, the expected volatility is derived from the average historical stock volatilities of several unrelated public companies within the Company’s industry that the Company considers to be comparable to its business over a period equivalent to the expected term of the stock option grants.
Fair Value of Common Stock —Given the absence of a public trading market prior to the IPO, the Company’s board of directors considered numerous objective and subjective factors to determine the fair value of its common stock at each grant date. These factors included, but were not limited to: (i) independent contemporaneous third-party valuations of common stock; (ii) the prices for the Company’s redeemable convertible preferred stock sold to outside investors; (iii) the rights and preferences of redeemable convertible preferred stock relative to common stock; (iv) the lack of marketability of its common stock; (v) developments in the business; and (vi) the likelihood of achieving a liquidity event, such as an IPO or sale of the Company, given prevailing market conditions. Subsequent to the IPO, the fair value of common stock is based on the closing price of the Company’s common stock, as reported on The Nasdaq Global Select Market on the date of grant.

UPWORK INC.
Notes to Consolidated Financial Statements — Continued

The following table summarizes activity under the Company’s stock option plans:

	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at January 1, 2016	20,710,510	$2.79	8.28	$8,634
Granted	2,624,450	3.20
Exercised	(272,591)	0.99
Forfeited and canceled	(2,132,867)	2.93
Balances at December 31, 2016	20,929,502	2.85	7.58	11,149
Granted	5,803,596	3.58
Exercised	(1,554,944)	1.64
Forfeited and canceled	(1,570,408)	2.98
Balances at December 31, 2017	23,607,746	3.10	7.39	22,260
Granted	4,468,523	5.88
Exercised	(3,522,631)	2.32
Forfeited and canceled	(779,359)	3.80
Balances at December 31, 2018	23,774,279	3.71	7.10	342,262
Vested and exercisable as of December 31, 2018	13,774,468	3.19	6.13	205,455
Vested and expected to vest as of December 31, 2018	23,774,279	3.71	7.10	342,262
Before the IPO, the aggregate intrinsic value represented the difference between the exercise price of the options and the estimated fair value of the Company’s common stock as determined by its board of directors. Following the IPO, the aggregate intrinsic value represented the difference between the exercise price of the options and the closing price of the Company’s common stock on The Nasdaq Global Select Market on the day prior to the date of exercise. The intrinsic value of options exercised was $18.0 million, $2.9 million and $0.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The weighted-average grant-date fair value of options granted was $3.65, $1.54 and $1.41 for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, total unrecognized stock-based compensation cost, net of estimated forfeitures, was $23.0 million, which is expected to be generally recognized on a straight-line basis over a weighted-average period of 3.5 years.
The fair value of RSUs awarded to employees is based on the closing price of the Company’s common stock, as reported on The Nasdaq Global Select Market on the date of grant.
The following table summarizes the RSU activity and related information under the 2018 EIP:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value
Unvested balance - January 1, 2018	—	$—
Granted	327,202	15.00
Vested	(38,742)	15.00
Forfeited/canceled	—	—
Unvested balance - December 31, 2018	288,460	$15.00
During 2018, 35,494 fully vested RSUs were granted to a consultant of the Company, which totaled $0.5 million. The consultant’s estimated tax liability associated with this vesting was $0.2 million. To satisfy this tax liability, the consultant surrendered 12,648 shares of common stock to the Company. The associated tax liability was paid in full prior to December 31, 2018.
As of December 31, 2018, there was $3.8 million of unrecognized stock-based compensation expense related to outstanding RSUs to employees that is expected to be recognized over a weighted-average period of 3 years.
2018 Employee Stock Purchase Plan
In August 2018, the Company’s board of directors and stockholders each adopted the 2018 Employee Stock Purchase Plan (“2018 ESPP”), which became effective prior to the completion of our IPO. A total of 1,700,000 shares of common stock was initially reserved for issuance under the 2018 ESPP. On January 1 of each year, shares available for issuance are increased based on the provisions of the 2018 ESPP. The 2018 ESPP allows eligible employees to purchase shares of our common stock at a discount of

UPWORK INC.
Notes to Consolidated Financial Statements — Continued

up to 15% through payroll deductions of their eligible compensation, subject to any plan limitations. Except for the initial offering period, the 2018 ESPP provides for 24-month offering periods beginning November 15 and May 15 of each year, and each offering period consists of four 6-month purchase periods. For the year ended December 31, 2018, the assumptions used to determine the fair value of the shares to be awarded are as follows:

2018
Dividend yield	0%
Expected term (in years)	0.5 - 2.0
Risk-free interest rates	2.4% - 2.9%
Unvested balance - expected volatility	37%
On each purchase date, eligible employees may purchase the Company’s common stock at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the offering date or (2) the fair market value of our stock on the purchase date. In the event the price is lower on the last day of any purchase price period, in addition to using that price as the basis for that purchase period, the offering period resets and the new lower price becomes the new offering price for a new 24 month offering period. As of December 31, 2018, 1,700,000 shares were reserved for future issuance under the 2018 ESPP. As of December 31, 2018, there was $1.3 million of unrecognized stock-based compensation expense that is expected to be recognized over the remaining term of the respective offering periods.
Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Cost of revenue	$282	$290	$193
Research and development	3,258	1,797	1,820
Sales and marketing	1,637	1,299	1,052
General and administrative	5,184	3,460	4,201
Total	$10,361	$6,846	$7,266
Stock-Based Compensation to Employees
Stock-based compensation expense related to employees for the year ended December 31, 2018 was $8.6 million, $1.1 million and $0.6 million related to stock option grants, RSU grants, and the 2018 ESPP, respectively. Stock-based compensation expense related to employees for the years ended December 31, 2017 and 2016 was $6.3 million and $6.5 million, respectively, related to stock option grants.
Certain common stockholders (who were employees or former employees of the Company) sold the Company’s common stock in secondary market transactions to third parties in 2017 and 2016. They sold an aggregate of 488,484 shares of common stock for $2.3 million at an average price of $4.72 per share for the year ended December 31, 2017. They sold an aggregate of 324,826 shares of common stock for $1.6 million at an average price of $4.93 per share for the year ended December 31, 2016. The incremental value between the sale price and the fair value of the common stock at each date of sale resulted in aggregate stock-based compensation expense of $0.4 million and $0.5 million for the years ended December 31, 2017 and 2016, respectively. There was an immaterial secondary market transaction during the year ended December 31, 2018.
Stock-Based Compensation to Non-Employees
The Company granted options to purchase 8,500 and 8,000 shares of the Company’s common stock to consultants in conjunction with services performed for the years ended December 31, 2017 and 2016, respectively. Stock-based compensation expense related to non-employees was $0.1 million and $0.2 million for the years ended December 31, 2017 and 2016, respectively. Stock-based compensation expense related to non-employees was immaterial for the year ended December 31, 2018.

UPWORK INC.
Notes to Consolidated Financial Statements — Continued

Note 11—Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2018, 2017 and 2016 (in thousands, except share and per share data):

	2018	2017	2016
Numerator:
Net loss	$(19,907)	$(4,123)	$(16,233)
Less: Premium on repurchase of redeemable convertible preferred stock	—	(6,506)	—
Net loss attributable to common stockholders	$(19,907)	$(10,629)	$(16,233)
Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	52,327,518	32,944,714	32,071,604
Net loss per share attributable to common stockholders, basic and diluted	$(0.38)	$(0.32)	$(0.51)
For the years ended December 31, 2018, 2017 and 2016, the following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders because including them would have been anti-dilutive:

	2018	2017	2016
Options to purchase common stock	23,774,279	23,607,746	20,929,502
Common stock issuable upon conversion of redeemable convertible preferred stock	—	61,279,079	65,464,387
Common stock issuable upon exercise of common stock warrants	898,331	45,286	45,286
Common stock issuable upon exercise and redeemable conversion of preferred stock warrants	—	398,331	481,512
Common stock issuable upon vesting of restricted stock units	288,460	—	—
Total	24,961,070	85,330,442	86,920,687
Note 12—Income Taxes
For the years ended December 31, 2018, 2017 and 2016, the loss before income taxes consisted of the following (in thousands):

	2018	2017	2016
Domestic	$(19,925)	$(4,153)	$(16,271)
Foreign	33	8	37
Total loss before income taxes	$(19,892)	$(4,145)	$(16,234)

UPWORK INC.
Notes to Consolidated Financial Statements — Continued

For the years ended December 31, 2018, 2017 and 2016, the components of the income tax benefit (provision) were as follows (in thousands):

	2018	2017	2016
Current:
Federal	$—	$—	$—
State	(11)	1	2
Foreign	(4)	21	(1)
Total current	$(15)	$22	$1
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total deferred	$—	$—	$—
Total income tax benefit (provision)	$(15)	$22	$1
The Company had an effective tax rate of (0.07)%, 0.53% and 0.01% for the years ended December 31, 2018, 2017 and 2016, respectively. The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Tax at federal statutory rate	21.00%	34.00%	34.00%
State tax, net of federal benefit	1.88	1.03	0.15
Stock-based compensation	(5.84)	(38.63)	(8.19)
Warrant expense	(6.98)	(1.00)	(0.03)
Other items	(1.46)	(1.10)	(0.66)
Research and development credits	10.54	102.35	—
Net operating loss expiration	—	(9.29)	—
Change in valuation allowance	(19.21)	458.55	(25.26)
Rate differential impact of Tax Cuts and Jobs Act of 2017	—	(545.38)	—
Effective tax rate	(0.07)%	0.53%	0.01%

UPWORK INC.
Notes to Consolidated Financial Statements — Continued

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2018 and 2017, the significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$38,895	$39,236
Stock-based compensation	3,096	2,427
Depreciation and amortization	—	245
Non-deductible accrued expenses and reserves	2,916	683
Research and development credits	6,724	4,629
Gross deferred tax assets	51,631	47,220
Deferred tax liabilities:
Acquired intangible assets	(1,298)	(1,856)
Depreciation and amortization	(894)	—
Net deferred tax assets prior to valuation allowance	49,439	45,364
Valuation allowance	(49,439)	(45,364)
Net deferred tax assets	$—	$—
The Company established a full valuation allowance of $49.4 million, $45.4 million and $64.3 million at December 31, 2018, 2017 and 2016, respectively, against its net deferred tax assets. The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the history of losses the Company has generated in the past, the Company believes that it is not more likely than not that all of the deferred tax assets can be realized as of December 31, 2018. Accordingly, the Company has recorded a full valuation allowance on its deferred tax assets.
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. Among other changes is a permanent reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result of the reduction in the corporate income tax rate, the Company revalued its net deferred tax asset at December 31, 2017. This resulted in a reduction of $22.6 million in the value of the net deferred tax asset, which was entirely offset by the change in valuation allowance of $22.6 million due to the Company’s full valuation allowance position. Other than the remeasurement of the valuation allowance resulting from the Tax Act, there has been no release of the valuation allowance for all periods presented.
The Tax Act expanded the scope of the $1 million deduction limitation and expended the definition of a “covered person” under Internal Revenue Code (“IRC”) §162(m) for tax years beginning after December 31, 2017. The Tax Act repealed the performance based exception; therefore, all compensation paid to a covered employee in excess of $1 million will be nondeductible, unless it is subject to the transition rule. The Tax Act expended the definition of a “covered employee” to include the Chief Financial Officer and to cover any individual who served as the Chief Executive Officer or Chief Financial Officer at any time during the tax year. The “covered employee” definition has been further expanded to provide that once an employee becomes a covered employee for any tax year beginning after December 31, 2016, the employee will remain a covered employee for all future tax years. The Tax Act does not appear to eliminate the regulatory exception to IRC §162(m) for newly public companies, that allows such companies to be exempt from the deduction limitation for a limited period, generally three years, following an initial public offering. The Company is applying the transition rule and has not limited its executive compensation tax deduction.
On December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118’s measurement period closed on December 22, 2018, one year from the Tax Act’s enactment. In accordance with SAB 118, the Company took a provisional amount of bonus tax depreciation following the provisions under IRC §168(k). Upon finalization, the provisional adjustment did not change, resulting in no adjustment to tax expense. The Tax Act’s impact to the Company’s state income tax rate was less than 1 percent.
The Company has federal net operating loss (“NOL”) carryforwards of approximately $172.3 million and $172.9 million as of December 31, 2018 and 2017, respectively. The federal NOLs generated in the years ended December 31, 1999 through 2017 will begin to expire in 2019 for federal income tax purposes, including $0.9 million in 2019. NOLs originating before January 1, 2018, are eligible to offset taxable income, if not otherwise limited under IRC §382 limitations. NOLs generated after December 31, 2017, have an infinite carryforward period and subject to 80% deduction limitation based upon pre-NOL deduction taxable income. The Company has California NOL carryforwards of approximately $38.5 million and $38.5 million as of December 31, 2018 and

UPWORK INC.
Notes to Consolidated Financial Statements — Continued

2017, respectively. California NOLs generated in the years ended December 31, 2008 through 2018 will begin to expire in 2028. California NOLs generated before 2008 have expired in accordance the California Revenue Taxation Code and related regulations.
The Company has federal research and development credits (“Credits”) of approximately $8.8 million and $7.1 million as of December 31, 2018 and 2017, respectively. The federal Credit will begin to expire in 2019 through 2038. The Company has California Credits of approximately $9.7 million and $8.3 million as of December 31, 2018 and 2017, respectively. California Credits have an infinite carryforward period.
Utilization of the NOL and Credit carryforwards that were generated prior to January 1, 2018, may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by IRC §382 and §383, as well as similar state and foreign provisions.
The Company adopted ASU 2016-09 effective January 1, 2018, on a prospective basis. The Company’s previously unrecognized excess tax benefit of $1.6 million has been recognized as an increase to both the NOL deferred tax asset and the valuation allowance. The tax impact of the adoption was nil.
Uncertain Tax Positions
As of December 31, 2018, the Company’s total amount of unrecognized tax benefits was $11.0 million, none of which would impact the Company’s effective tax rate, if recognized.
For the years ended December 31, 2018, 2017 and 2016, the activity related to the unrecognized tax benefits were as follows (in thousands):

	2018	2017	2016
Gross unrecognized tax benefits—beginning balance	$10,200	$17,370	$14,130
Increase related to tax positions taken during prior year	108	—	—
Decrease related to tax positions taken during prior year	(2)	(7,739)	—
Increase related to tax positions taken during current year	667	569	3,240
Gross unrecognized tax benefits—ending balance	$10,973	$10,200	$17,370
For the year ended December 31, 2017, the changes related to prior year uncertain tax positions reflected above is largely attributable to the completion of a study on the qualifying activities related to research and development costs giving rise to research and development tax credits.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the provision for income taxes in the period that such determination is made. As of December 31, 2018, the Company did not currently recognize any penalties or interest charges relating to uncertain tax positions. The Company does not anticipate the recorded reserves to change significantly in the next twelve months as the Company has a history of operating losses.
Due to certain tax attribute carryforwards, the tax years 1999 to 2018 remain open to examination by the major taxing jurisdictions in which the Company is subject to tax. As of December 31, 2018, the Company was not under examination by the Internal Revenue Service or any state or foreign tax jurisdiction.

UPWORK INC.
Notes to Consolidated Financial Statements — Continued

Note 13—Segment and Geographical Information
The Company operates as one operating and reportable segment for purposes of allocating resources and evaluating financial performance.
The following table sets forth total revenue by type of service for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Marketplace	$223,831	$178,046	$138,484
Managed services	29,523	24,506	25,961
Total	$253,354	$202,552	$164,445
The Company generates its revenue from freelancers and clients. The following table sets forth total revenue by geographic area based on the billing address of its freelancers and clients for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Freelancers:
United States	$40,313	$26,596	$21,455
India	25,485	21,880	20,003
Philippines	17,057	14,761	13,394
Rest of world	80,387	68,829	58,519
Total freelancers	163,242	132,066	113,371
Clients:
United States	65,578	55,179	42,455
Rest of world	24,534	15,307	8,619
Total clients	90,112	70,486	51,074
Total	$253,354	$202,552	$164,445
Substantially all of the Company’s long-lived assets were located in the United States as of December 31, 2018 and 2017.
Note 14—401(k) Plan
The Company offers the Upwork Retirement Savings Plan (“Retirement Plan”), a defined contribution plan that allows employees to contribute a portion of their salary, subject to the annual limits. Under the Retirement Plan, eligible employees may defer a portion of their pretax salaries, but not more than the statutory limits. The Retirement Plan provides for a discretionary employer matching contribution. Starting April 2016, the Company began to make matching contributions equal to 50% of each dollar a participant contributed, subject to a maximum contribution of $5,000 per year. The Company’s total expense for the matching contributions was $1.7 million, $1.2 million and $0.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Note 15—Subsequent Events
In February 2019, the Company entered into an agreement for a non-cancellable operating lease for new office space in Santa Clara, California. The Company plans to take possession of the Santa Clara office space for its corporate headquarters and move its corporate headquarters and related operations in the second quarter of 2019 concurrent with the termination of its Mountain View, California office lease. From June 1, 2019 through October 15, 2028, total minimum lease payments under the lease agreement are $14.3 million, with lease payments ranging from $1.4 million to $1.8 million per year.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2018. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Because of the material weakness in our internal control over financial reporting previously disclosed in our final prospectus filed with the SEC on October 3, 2018 pursuant to Rule 424(b)(4), our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective.
Exemption from Management’s Report on Internal Control over Financial Reporting
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Previously Reported Material Weakness
As disclosed in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report, we previously identified a material weakness in our internal control over financial reporting related to the identification of a number of adjustments to our consolidated financial statements that resulted in a revision to previously issued financial statements. We identified the cause of these adjustments was due to growth in the business, which required additional qualified accounting personnel with an appropriate level of experience, and additional controls in the period-end financial reporting process commensurate with the complexity of the business. Accordingly, we have determined that this control deficiency constituted a material weakness in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis. This deficiency could result in additional misstatements to our consolidated financial statements that would be material and would not be prevented or detected on a timely basis.
Remediation Plans
We have implemented measures to remediate the identified material weakness. Those remediation measures are ongoing and include the hiring of additional accounting and finance employees with a requisite level of experience and the implementation of additional control activities related to the period-end financial reporting process.
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
In light of the above, our management, including our Chief Executive Officer and Chief Financial Officer, has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be included in our Proxy Statement for the 2019 Annual Meeting of Stockholders (“Proxy Statement”) to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018, and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2018, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2018, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2018, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2018, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this report:
(1) Financial Statements.
Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.
(2) Financial Statement Schedules.
All schedules are omitted because they are not applicable or because the required information is shown in the consolidated financial statements and notes.
(3) Exhibits.

Exhibit Index

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation.	10-Q	001-38678	3.1	November 8, 2018
3.2	Restated Bylaws.	10-Q	001-38678	3.2	November 8, 2018
4.1	Form of Common Stock Certificate.	S-1	333-227207	4.1	September 6, 2018
4.2	Amended and Restated Investors’ Rights Agreement, dated August 19, 2014, by and among Upwork and certain security holders of Upwork, as amended.	S-1	333-227207	4.2	September 6, 2018
4.3	Warrant, dated September 26, 2013, by and between Elance, Inc. and Silver Lake Waterman Fund, L.P.	S-1	333-227207	4.3	September 6, 2018
4.4	Warrant, dated May 1, 2018, by and between Upwork and Tides Foundation.	S-1	333-227207	4.4	September 6, 2018
10.1*	Form of Indemnification Agreement by and between Upwork and each of its directors and executive officers.	S-1	333-227207	10.1	September 6, 2018
10.2*	oDesk 2004 Stock Plan, as amended, and forms of equity agreements thereunder.	S-1	333-227207	10.2	September 6, 2018
10.3*	2014 Equity Incentive Plan, as amended, and forms of equity agreements thereunder.	S-1	333-227207	10.3	September 6, 2018
10.4*	2018 Equity Incentive Plan and forms of award agreements thereunder.	S-1	333-227207	10.4	September 6, 2018
10.5*	2018 Employee Stock Purchase Plan and enrollment forms thereunder.	S-1	333-227207	10.5	September 6, 2018
10.6*	Severance and Change in Control Agreement, dated May 23, 2018, by and between Upwork and Stephane Kasriel.	S-1	333-227207	10.7	September 6, 2018
10.7*	Severance and Change in Control Agreement, dated May 23, 2018, by and between Upwork and Brian Kinion.	S-1	333-227207	10.8	September 6, 2018
10.8*	Severance and Change in Control Agreement, dated May 29, 2018, by and between Upwork and Hayden Brown.	S-1	333-227207	10.9	September 6, 2018
10.9*	Amended and Restated Offer Letter, dated May 23, 2018, by and between Upwork and Stephane Kasriel.	S-1	333-227207	10.10	September 6, 2018
10.10*	Amended and Restated Offer Letter, dated May 23, 2018, by and between Upwork and Brian Kinion.	S-1	333-227207	10.11	September 6, 2018
10.11*	Amended and Restated Offer Letter, dated May 29, 2018, by and between Upwork and Hayden Brown.	S-1	333-227207	10.12	September 6, 2018
10.12*	Offer Letter, dated February 25, 2015, by and between Upwork and Elizabeth Nelson.	S-1	333-227207	10.13	September 6, 2018
10.13	Loan and Security Agreement, dated September 19, 2017, by and between Upwork and Silicon Valley Bank, as amended.	S-1	333-227207	10.14	September 21, 2018
10.14	441 Logue Avenue Lease Agreement, dated March 27, 2007, by and between Elance, Inc. and 441 Logue Avenue Associates, LLC, as amended.	S-1	333-227207	10.15	September 6, 2018
10.15*	Offer Letter, dated August 3, 2018, by and between Upwork and Gary Steele.	S-1	333-227207	10.16	September 6, 2018
21.1	List of Subsidiaries.	S-1	333-227207	21.1	September 6, 2018
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature page to Annual Report)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Indicates a management contract or compensatory plan.

#
This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Upwork Inc.

Date: March 7, 2019	By:	/s/ Stephane Kasriel
Stephane Kasriel
President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Stephane Kasriel and Brian Kinion, and each of them, as his or her true and lawful attorneys-in-fact, proxies, and agents, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies, and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies, and agents, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephane Kasriel	President, Chief Executive Officer, and Director	March 7, 2019
Stephane Kasriel	(Principal Executive Officer)

/s/ Brian Kinion	Chief Financial Officer	March 7, 2019
Brian Kinion	(Principal Financial and Accounting Officer)

/s/ Thomas Layton	Director	March 7, 2019
Thomas Layton

/s/ Gregory C. Gretsch	Director	March 7, 2019
Gregory C. Gretsch

/s/ Kevin Harvey	Director	March 7, 2019
Kevin Harvey

/s/ Daniel Marriott	Director	March 7, 2019
Daniel Marriott

/s/ Elizabeth Nelson	Director	March 7, 2019
Elizabeth Nelson

/s/ Gary Steele	Director	March 7, 2019
Gary Steele