Form 10-Q
period 2019-03-31
Upwork Inc.
filed 2019-05-08
CIK 1627475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number: 001-38678
________________________________________________
UPWORK INC.
(Exact Name of Registrant as Specified in its Charter)
________________________________________________

Delaware	46-4337682
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
441 Logue Avenue Mountain View, California	94043
(Address of principal executive offices)	(Zip Code)
(650) 316-7500
(Registrant’s telephone number, including area code)
_______________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value per share	UPWK	The Nasdaq Stock Market LLC
As of April 30, 2019, there were 107,160,359 shares of the registrant’s common stock outstanding.

TABLE OF CONTENTS

		Page
Special Note Regarding Forward-Looking Statements		1

PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018	2
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2019 and 2018	3
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2019 and 2018	4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39

PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	75
Item 6.	Exhibits	76
Signatures		77

Unless otherwise expressly stated or the context otherwise requires, references in this Quarterly Report on Form 10-Q (this “Quarterly Report” or “report”) to “Upwork,” “Company,” “our,” “us,” and “we” and similar references refer to Upwork Inc. and its wholly-owned subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. All statements contained in this Quarterly Report, other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, potential growth or growth prospects, future research and development, sales and marketing and general and administrative expenses, and our objectives for future operations, are forward-looking statements. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements.
We have based these forward-looking statements largely on our current expectations and projections as of the date of this filing about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”) that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. In addition, the forward-looking statements in this Quarterly Report are made as of the date of this filing, and we do not undertake, and expressly disclaim any duty, to update such statements for any reason after the date of this Quarterly Report or to conform statements to actual results or revised expectations, except as required by law.
You should read this Quarterly Report and the documents that we reference herein and have filed with the SEC as exhibits to this Quarterly Report with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
UPWORK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$49,220	$129,128
Marketable securities	71,999	—
Funds held in escrow, including funds in transit	120,085	98,186
Trade and client receivables – net of allowance of $2,406 and $2,832 as of March 31, 2019 and December 31, 2018, respectively	48,265	22,315
Prepaid expenses and other current assets	6,681	6,253
Total current assets	296,250	255,882
Property and equipment, net	12,604	10,815
Goodwill	118,219	118,219
Intangible assets, net	5,337	6,004
Other assets, noncurrent	1,389	653
Total assets	$433,799	$391,573

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,542	$2,073
Escrow funds payable	120,085	98,186
Debt, current	32,569	5,671
Accrued expenses and other current liabilities	15,606	20,948
Deferred revenue	891	722
Total current liabilities	170,693	127,600
Debt, noncurrent	16,354	18,239
Other liabilities, noncurrent	2,780	1,989
Total liabilities	189,827	147,828

Commitments and contingencies (Note 5)

Stockholders’ equity
Common stock, $0.0001 par value; 490,000,000 shares authorized as of March 31, 2019 and December 31, 2018; 106,729,758 and 106,454,321 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	11	11
Additional paid-in capital	392,188	387,233
Accumulated deficit	(148,227)	(143,499)
Total stockholders' equity	243,972	243,745
Total liabilities and stockholders' equity	$433,799	$391,573
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$68,924	$59,218
Cost of revenue	21,125	19,617
Gross profit	47,799	39,601
Operating expenses
Research and development	15,800	13,491
Sales and marketing	20,518	19,673
General and administrative	15,677	11,176
Provision for transaction losses	637	1,270
Total operating expenses	52,632	45,610
Loss from operations	(4,833)	(6,009)
Interest expense	373	529
Other (income) expense, net	(479)	249
Loss before income taxes	(4,727)	(6,787)
Income tax benefit (provision)	(1)	3
Net loss	$(4,728)	$(6,784)

Net loss per share, basic and diluted	$(0.04)	$(0.20)
Weighted-average shares used to compute net loss per share, basic and diluted	106,639	34,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended March 31, 2019
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
December 31, 2018	—	$—	106,454,321	$11	$387,233	$(143,499)	$243,745
Issuance of common stock upon exercise of stock options	—	—	273,105	—	767	—	767
Stock-based compensation expense	—	—	—	—	4,188	—	4,188
Issuance of common stock for settlement of RSUs	—	—	2,332	—	—	—	—
Net loss	—	—	—	—	—	(4,728)	(4,728)
March 31, 2019	—	$—	106,729,758	$11	$392,188	$(148,227)	$243,972

	Three Months Ended March 31, 2018
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
December 31, 2017	61,279,079	$166,486	33,740,323	$3	$92,222	$(123,592)	$(31,367)
Issuance of common stock upon exercise of stock options	—	—	914,037	1	1,217	—	1,218
Stock-based compensation expense	—	—	—	—	1,888	—	1,888
Net loss	—	—	—	—	—	(6,784)	(6,784)
March 31, 2018	61,279,079	$166,486	34,654,360	$4	$95,327	$(130,376)	$(35,045)
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,728)	$(6,784)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for transaction losses	415	1,270
Depreciation and amortization	1,532	1,064
Amortization of debt issuance costs	13	39
Amortization of discount on purchases of marketable securities	(283)	—
Change in fair value of redeemable convertible preferred stock warrant liability	—	318
Change in fair value of Tides Foundation common stock warrant	252	—
Stock-based compensation expense	4,295	1,888
Loss on disposal of fixed assets	—	29
Changes in operating assets and liabilities:
Trade and client receivables	(26,431)	(7,660)
Prepaid expenses and other assets	(991)	(1,111)
Accounts payable	(596)	51
Accrued expenses and other liabilities	(3,042)	15,805
Deferred revenue	169	91
Net cash provided by (used in) operating activities	(29,395)	5,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(71,713)	—
Decrease (increase) in restricted cash	250	(101)
Purchases of property and equipment	(3,604)	(462)
Internal-use software and platform development costs	(1,210)	(626)
Net cash used in investing activities	(76,277)	(1,189)
CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in funds held in escrow, including funds in transit	(21,899)	5,654
Changes in escrow funds payable	21,899	(5,654)
Proceeds from exercises of stock options and common stock warrants	764	1,218
Proceeds from borrowings on debt	25,000	—
Payments of costs related to the initial public offering	—	(163)
Net cash provided by financing activities	25,764	1,055
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(79,908)	4,866
Cash and cash equivalents, beginning of period	129,128	21,595
Cash and cash equivalents, end of period	$49,220	$26,461
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$357	$511
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchased but not yet paid	$1,210	$1,149
Unpaid deferred offering costs	$—	$1,057
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1—Organization and Description of Business
Upwork Inc. (the “Company” or “Upwork”) operates an online marketplace that enables businesses (“clients”) to find and work with highly-skilled independent professionals (“freelancers,” and, together with clients, “users”). The Company was originally incorporated in the state of Delaware in December 2013 prior to and in connection with the combination (the “Elance-oDesk Combination”) of Elance, Inc. (“Elance”) and oDesk Corporation (“oDesk”). The Company changed its name to Elance-oDesk, Inc. shortly before the Elance-oDesk Combination in March 2014, and later to Upwork Inc. in May 2015. In 2015, the Company relaunched as Upwork and commenced consolidation of its two operating platforms. In 2016, following completion of the platform consolidation, the Company began operating under a single platform. The Company is currently headquartered in Mountain View, California.
Unless otherwise expressly stated or the context otherwise requires, the terms “Upwork” and the “Company” in these notes to the condensed consolidated financial statements refer to Upwork and its wholly-owned subsidiaries.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”), filed with the SEC on March 7, 2019.
The condensed consolidated balance sheet as of December 31, 2018 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by U.S. GAAP.
The condensed consolidated financial statements include the accounts of Upwork Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
The accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, changes in stockholders’ equity and cash flows for the interim periods, but do not purport to be indicative of the results of operations or financial condition to be anticipated for the full year ending December 31, 2019.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods presented. Such estimates include, but are not limited to: the useful lives of assets; assessment of the recoverability of long-lived assets; goodwill impairment; allowance for doubtful accounts; liabilities relating to transaction losses; the valuation of warrants; stock-based compensation; and accounting for income taxes. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. The Company evaluates its estimates, assumptions, and judgments on an ongoing basis using historical experience and other factors and revises them when facts and circumstances dictate. Actual results could materially differ from these estimates.
Significant Accounting Policies
The significant accounting policies applied in the Company’s audited consolidated financial statements, as disclosed in the Annual Report, are applied consistently in these unaudited interim condensed consolidated financial statements, except as noted below.
Marketable Securities
In the first quarter of 2019, the Company purchased various short-term, marketable securities consisting of commercial paper, treasury bills, and U.S. government securities, all of which have contractual maturities within 12 months from the date of purchase and are classified as available-for-sale marketable securities. These marketable securities are carried at estimated fair value with unrealized gains and losses, net of taxes, included within the stockholders’ equity section of the Company’s condensed consolidated balance sheet. The Company periodically reviews its available-for-sale marketable securities for other-than-temporary impairments. The Company considers factors such as the duration, severity, and the reason for any decline in value, the potential recovery period, and its intent to sell. For debt securities, the Company also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis and (ii) the amortized cost basis cannot be recovered as a result of credit losses. Unrealized losses are charged against other (income) expense, net when a decline in fair value is determined to be other-than-temporary. The Company determines realized gains or losses from the sale of marketable securities on a specific identification method and records such gains or losses as other (income) expense, net within the Company’s condensed consolidated statements of operations.

Income Taxes
The Company’s income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in the quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on the deferred tax assets as it is more likely than not that some or all of the Company’s deferred tax assets will not be realized. The Company continues to maintain a full valuation allowance against its net deferred tax assets. Due to tax losses and the offsetting valuation allowance, the income tax benefit (provision) for the three months ended March 31, 2019 and 2018, respectively, was immaterial to the Company’s condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
As an “emerging growth company,” the Jumpstart Our Business Startups Act (the “JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act. The adoption dates discussed below reflect this election.
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. Accounting Standards Codification 606—Revenue from Contracts with Customers (“ASC 606”) supersedes the revenue recognition requirements in ASC 605—Revenue Recognition, and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 also includes Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers (“Subtopic 340-40” and together with ASC 606, the “new revenue standard”), which requires the deferral of incremental costs of obtaining a contract with a customer. In August 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017. In 2016, the FASB issued amendments on this guidance with the same effective date and transition guidance. The new revenue standard may be applied retrospectively to each prior period presented (“full retrospective method”) or retrospectively with the cumulative effect recognized as of the date of adoption (“modified retrospective method”).
The Company plans to adopt the new standard for the year ending December 31, 2019 during the fourth quarter of 2019, using the modified retrospective method. Interim reporting under the new standard will not be required until 2020. The Company is continuing to evaluate the potential impact that the implementation of this standard will have on its consolidated financial statements, specifically related to the following items:

•	identification of performance obligations;

•	principal agent considerations;

•	whether costs to obtain a contract with a customer will be capitalized or expensed;

•	timing of revenue recognition; and

•	revenue disclosures which are expected to expand and may require judgment in certain areas.
The Company has concluded that the discounts offered under the Company’s tiered pricing program for freelancer service fees result in a “material right” as that term is defined in ASC 606. However, the Company has not yet determined the potential adjustment amount. The Company currently does not expect significant changes to its systems and processes from the adoption of the new standard.
In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 makes targeted improvements to GAAP regarding financial instruments. ASU 2016-01 eliminates the requirement to classify investments in equity securities with readily determinable fair values into trading or available-for-sale categories and requires those equity securities to be measured at fair value with changes in fair value recognized in net earnings rather than in other comprehensive income. ASU 2016-01 also revises certain presentation and disclosure requirements. Under ASU 2016-01, accounting for investments in debt securities remains essentially unchanged. The guidance is effective for the Company for fiscal year 2020 and interim periods beginning fiscal year 2021. Early adoption is not permitted. The Company has not yet evaluated the impact of adopting this guidance on its consolidated financial statements and related disclosures.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842), related to how an entity should recognize lease assets and lease liabilities. The guidance specifies that an entity that is a lessee under lease agreements should recognize lease assets and lease liabilities for those leases classified as operating leases under previous FASB guidance. Accounting for leases by lessors is largely unchanged under the new guidance. In 2018, the FASB also approved an amendment that would permit the option to adopt the new standard prospectively as of the effective date, without adjusting comparative periods presented. The new standard becomes effective for the Company for the year ending on December 31, 2020. The Company anticipates the effect of adopting this update will be recognizing right-of-use assets and corresponding lease liabilities for leases where the Company is the lessee, primarily comprised of leases for facilities. The Company is continuing to assess all implications of this new guidance on its consolidated financial statements.

Note 3—Fair Value Measurements
The Company defines fair value as the exchange price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance describes three levels of inputs that may be used to measure fair value:

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
The Company’s financial instruments that are carried at fair value consist of Level I and Level II assets as of March 31, 2019 and December 31, 2018. The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	March 31, 2019
	Level I	Level II	Level III	Total
Cash equivalents
Money market funds	$32,028	$—	$—	$32,028
Commercial paper	—	3,097	—	3,097
Marketable securities
Commercial paper	—	52,123	—	52,123
Treasury bills	4,960	—	—	4,960
U.S. government securities	14,916	—	—	14,916
Total financial assets	$51,904	$55,220	$—	$107,124

	December 31, 2018
	Level I	Level II	Level III	Total
Cash equivalents—money market funds	$117,138	$—	$—	$117,138
Total financial assets	$117,138	$—	$—	$117,138
Prior to its IPO, the Company measured its redeemable convertible preferred stock warrant liability at fair value on a recurring basis, and it was classified within Level III because the warrants were valued using a Black-Scholes valuation model, for which some inputs were unobservable in the market. The Company recorded $0.3 million related to the revaluation of its redeemable convertible preferred stock warrant liability, which is included in other (income) expense, net in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2018.
Upon the closing of the IPO in October 2018, the redeemable convertible preferred stock warrant converted to a common stock warrant. As such, the Company reclassified its redeemable convertible preferred stock warrant liability to additional paid-in capital.

Note 4—Balance Sheet Components
Cash and Cash Equivalents
Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Cash	$14,095	$11,990
Money market funds	32,028	117,138
Commercial paper	3,097	—
Total cash and cash equivalents	$49,220	$129,128
Marketable Securities
Marketable securities consisted of the following (in thousands):

March 31, 2019
Commercial paper	$52,123
Treasury bills	4,960
U.S. government securities	14,916
Total marketable securities	$71,999
For the three months ended March 31, 2019, the gross unrealized gains and losses on the Company’s marketable securities were immaterial. As of March 31, 2019, the Company considered any decreases in market value to be temporary in nature and did not consider any of the Company’s marketable securities to be other-than-temporarily impaired. As such, the Company did not record any impairment charges during the three months ended March 31, 2019.
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Computer equipment and software	$3,475	$3,189
Internal-use software and platform development	7,390	6,287
Leasehold improvements	6,509	5,783
Office furniture and fixtures	2,524	2,545
Total property and equipment	19,898	17,804
Less: accumulated depreciation	(7,294)	(6,989)
Property and equipment, net	$12,604	$10,815
Depreciation expense related to property and equipment was $0.8 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively.
The Company capitalized $1.1 million and $0.6 million of internal-use software and platform development costs during the three months ended March 31, 2019 and 2018, respectively. Amortization expense related to the capitalized internal-use software and platform development costs was immaterial for the three months ended March 31, 2019. There was no amortization expense for the three months ended March 31, 2018 related to the internal-use software and platform development costs as the underlying assets had not been placed into service as of March 31, 2018.

Intangible Assets, Net
All of the Company’s identifiable intangible assets were acquired in March 2014 from the Elance-oDesk Combination. Intangible assets, net consisted of the following (in thousands):

	March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	$2,293	$2,293	$—
User relationships	18,678	13,341	5,337
Developed technology	10,356	10,356	—
Domain names	529	529	—
Total	$31,856	$26,519	$5,337

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	$2,293	$2,293	$—
User relationships	18,678	12,674	6,004
Developed technology	10,356	10,356	—
Domain names	529	529	—
Total	$31,856	$25,852	$6,004
Total amortization expense of intangible assets was $0.7 million for each of the three months ended March 31, 2019 and 2018. Amortization expense was included in general and administrative expenses. As of March 31, 2019, the remaining useful life for user relationships was 2.0 years. As of December 31, 2018, the remaining useful life for user relationships was 2.3 years.
As of March 31, 2019, the estimated future amortization expense for the acquired intangible assets was as follows (in thousands):

March 31, 2019
Remainder of 2019	$2,001
2020	2,668
2021	668
Total estimated future amortization expense	$5,337
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Accrued compensation and related benefits	$5,419	$9,314
Accrued freelancer costs	823	2,465
Accrued indirect taxes	1,888	1,630
Accrued vendor expenses	5,993	6,002
Accrued payment processing fees	811	715
Other	672	822
Total accrued expenses and other current liabilities	$15,606	$20,948

Note 5—Commitments and Contingencies
Operating Leases
The Company leases office space under five non-cancellable operating lease agreements, which expire from 2019 through 2028. The terms of the office leases contain rent escalation clauses, rent holidays, and/or tenant improvement allowances. The Company recognizes rent expense on a straight-line basis over the non-cancellable lease term and records the difference between cash payments and the recognition of rent expense as a deferred rent liability. Where leases contain escalation clauses, rent holidays, and/or tenant improvement allowances, the Company applies them in the determination of straight-line rent expense over the lease term.
In February 2019, the Company entered into an agreement for a non-cancellable operating lease for new office space in Santa Clara, California. The Company took possession of the Santa Clara office space for its corporate headquarters during the first quarter of 2019 and plans to move its corporate headquarters and related operations in the second quarter of 2019 shortly after the termination of its Mountain View, California office lease. From June 1, 2019 through October 15, 2028, total minimum lease payments under the lease agreement are $14.3 million, with lease payments ranging from $1.4 million to $1.8 million per year.
In 2018, the Company entered into an agreement to extend its non-cancellable operating lease for its San Francisco office through 2024. From September 1, 2019 through August 31, 2024, total minimum lease payments under the lease agreement are $15.7 million, with lease payments ranging from $1.0 million to $2.2 million per year from 2019 to 2024.
Also in 2018, the Company entered into an agreement for a non-cancellable operating lease for new office space in Chicago through October 2024. In December 2018, the Company amended this agreement (the “First Amendment”) to extend the term of the original lease from October 2024 to April 2025 and to lease additional office space to accommodate continued headcount growth. From June 1, 2019 through April 30, 2025, total minimum lease payments under the original lease agreement and the First Amendment are $10.3 million, with lease payments ranging from $0.5 million to $2.0 million per year from 2019 to 2025. The Company moved its Chicago-based operations to this new office space in January 2019. In connection with this move, the Company entered into two sublease agreements that provided for the sublease of the two office spaces the Company occupied prior to its execution of the new operating lease. The Company exited the two spaces in December 2018 and January 2019, respectively. As a result, the Company accelerated the depreciation expense of its leasehold improvements and furniture and fixtures on the cease-use date for the space exited in January 2019 and accordingly recorded $0.3 million of accelerated depreciation expense during the three months ended March 31, 2019. The expected sublease income from the two sublease agreements is reflected in the future aggregate minimum lease payment table below.
As of March 31, 2019, future aggregate minimum lease payments under the non-cancellable operating leases, net of sublease income, were as follows (in thousands):

March 31, 2019
Remainder of 2019	$2,728
2020	5,861
2021	6,342
2022	6,588
2023	6,776
Thereafter	13,137
Less: sublease income	(706)
Total	$40,726
Rent expense was $1.2 million and $1.0 million for the three months ended March 31, 2019 and 2018, respectively.
Letters of Credit
In conjunction with the operating lease agreements, as of March 31, 2019 and December 31, 2018, the Company had four and three irrevocable letters of credit outstanding in the aggregate amount of $1.1 million and $0.8 million, respectively. The letters of credit are collateralized by restricted cash in the same respective amounts and begin to expire in 2019. No amounts had been drawn against these letters of credit as of March 31, 2019 and December 31, 2018.
Contingencies
The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. From time to time in the normal course of business, various claims and litigation have been asserted or commenced. Due to uncertainties inherent in litigation and other claims the Company can give no assurance that it will prevail in any such matters, which could subject the Company to significant liability or damages. Any claims or litigation could have an adverse effect on the Company’s business, financial position, results of operations, or cash flows in or following the period that claims or litigation are resolved.
As of March 31, 2019 and December 31, 2018, the Company was not a party to any material legal proceedings or claims, nor is the Company aware of any pending or threatened litigation or claims that could reasonably be expected to have a material adverse effect on its business, operating results, cash flows, or financial condition. Accordingly, the Company has determined that the existence of a material loss as of this date is neither probable nor reasonably possible.
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

Note 6—Debt
The following table presents the carrying value of the Company’s debt obligations as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
First Term Loan—18 months of interest-only payments ending in March 2019 followed by 36 equal monthly installments of principal plus interest, maturing March 2022; interest at prime plus 0.25% per annum	$15,000	$15,000
Second Term Loan—11 months of interest-only payments ending in October 2018 followed by 47 equal monthly installments of principal plus interest, maturing September 2022. As of September 30, 2018, the Company achieved trailing six-month EBITDA of at least $1.0 million; as a result, the interest-only repayment period extended to March 2019, followed by 42 equal monthly installments of principal plus interest; bears interest at prime plus 5.25% per annum. As a result of the IPO, the interest rate was reduced to prime plus 0.25% per annum	9,000	9,000
Line of credit—interest at prime with accrued interest due monthly; matures September 2020	25,000	—
Total debt	49,000	24,000
Less: unamortized debt discount issuance costs	(77)	(90)
Balance	48,923	23,910
Debt, current	(32,569)	(5,671)
Debt, noncurrent	$16,354	$18,239
Weighted-average interest rate	5.81%	6.89%
Under the Company’s Loan and Security Agreement, as amended (the “Loan Agreement”), the aggregate amount of the facility is up to $49.0 million, consisting of an outstanding $15.0 million term loan (the “First Term Loan”), an outstanding $9.0 million term loan (the “Second Term Loan” and, together with the First Term Loan, the “Term Loans”) and a revolving line of credit, which permits borrowings of up to $25.0 million subject to customary conditions. Among other things, the Company may only borrow funds under the revolving line of credit if, after giving effect thereto, total borrowings under the line of credit do not exceed a specified percentage of eligible trade and client accounts receivable.
In September 2018, the Company entered into a second amendment (the “Second Amendment”) to the Loan Agreement, which expanded the types of eligible trade and client accounts receivable considered for the determination of the borrowing base of the revolving line of credit. The Second Amendment also provided for a reduction in the interest rate for the Second Term Loan, from the prime rate plus 5.25% per annum to the prime rate plus 0.25% per annum, from and after the occurrence of an initial public offering by the Company with net proceeds of more than $50.0 million. This reduction became effective following the completion of the IPO in October 2018.
In March 2019, the Company entered into a third amendment (the “Third Amendment”) to the Loan Agreement, which, among other changes, (i) amended the adjusted quick ratio financial covenant to provide that the Company will maintain an adjusted quick ratio of 1.75 to 1.00 (previously 1.30 to 1.00), (ii) reduced the frequency with which the Company is required to provide certain financial information to the lender during periods in which it maintains an adjusted quick ratio of 2.50 to 1.00, and (iii) eliminated the minimum EBITDA covenant with which the Company was required to comply. The Company was in compliance with its covenants under the Loan Agreement as of March 31, 2019 and December 31, 2018.
To the extent the Company has not yet collected funds for hourly billings from clients that are in-transit due to timing differences in receipt of cash from clients, the Company may utilize the revolving line of credit to satisfy customary escrow funding requirements. In March 2019, the Company drew down $25.0 million under the revolving line of credit for such purpose, which the Company subsequently repaid in April 2019. See Note 14—Subsequent Events.
As of March 31, 2019, the Company had $24.0 million outstanding pursuant to the Term Loans and $25.0 million outstanding under the revolving line of credit. As of December 31, 2018, the Company had $24.0 million outstanding pursuant to the Term Loans and no borrowings outstanding under the revolving line of credit.
Amortization expense related to the debt discount was immaterial for the three months ended March 31, 2019 and 2018.

Note 7—Redeemable Convertible Preferred Stock
Prior to the IPO, the Company financed its operations and capital expenditures primarily through sales of convertible preferred stock, bank borrowings, and utilization of cash generated from operations in the periods in which the Company generated cash flows from operations.
As a result of the IPO, all of the Company’s 61,279,079 shares of then-outstanding redeemable convertible preferred stock automatically converted into shares of common stock on a one-for-one basis. Therefore, there were no issued or outstanding shares of redeemable convertible preferred stock as of March 31, 2019 and December 31, 2018.

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
Prior to its IPO, the Company estimated the fair value of its redeemable convertible preferred stock warrant using the Black-Scholes valuation model. The Company recorded $0.3 million related to the revaluation of its redeemable convertible preferred stock warrant liability, which is included in other (income) expense, net in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2018.
Upon completion of the IPO, this warrant converted to a common stock warrant exercisable for the same number of shares and was reclassified to additional paid-in capital. The common stock warrant was outstanding and exercisable as of March 31, 2019 and December 31, 2018. In April 2019, this common stock warrant was exercised in full. See Note 14—Subsequent Events.
Common Stock Warrant
In 2018, the Company established The Upwork Foundation initiative. The program includes a donor-advised fund created through the Tides Foundation. In May 2018, the Company issued a warrant to purchase 500,000 shares of its common stock at an exercise price of $0.01 per share to the Tides Foundation. The vesting and exercisability provisions of the warrant became effective upon the IPO in October 2018.
This warrant is exercisable as to 1/10th of the shares on each anniversary of the IPO, with proceeds from the sale of such shares to be donated in accordance with the Company’s directive. For the three months ended March 31, 2019, the Company recorded $0.2 million of expense related to the revaluation of this warrant, which is included in general and administrative expense in the Company’s condensed consolidated statement of operations.

Note 9—Common Stock
Holders of common stock are entitled to one vote per share and are entitled to receive dividends, if any, on a pro rata basis whenever funds are legally available and when, as, and if declared by the Company’s board of directors.
As of March 31, 2019 and December 31, 2018, the Company was authorized to issue 490,000,000 shares of common stock. As of March 31, 2019 and December 31, 2018, the Company had reserved shares of common stock for future issuance as follows:

	March 31, 2019	December 31, 2018
Options issued and outstanding	23,304,831	23,774,279
RSUs issued and outstanding	1,087,759	288,460
Warrant to purchase common stock	898,331	898,331
Remaining shares reserved for future issuances under 2018 Equity Incentive Plan	15,277,301	10,558,306
Remaining shares reserved for futures issuances under 2018 Employee Stock Purchase Plan	2,551,634	1,700,000
Total	43,119,856	37,219,376

Note 10—Stock-Based Compensation
Equity Incentive Plans
The following table summarizes activity under the Company’s stock option plans:

	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2018	23,774,279	$3.71	7.10	$342,262
Exercised	(273,105)	2.81
Forfeited and canceled	(196,343)	4.63
Balances at March 31, 2019	23,304,831	$3.72	6.86	$359,444
In 2018, the Company’s board of directors and stockholders each adopted the 2018 Equity Incentive Plan (“2018 EIP”), which became effective on the date immediately prior to the date of the IPO. Awards granted under the 2018 EIP may be (i) incentive stock options, (ii) nonqualified stock options, (iii) RSUs, (iv) restricted stock awards, or (v) stock appreciation rights, as determined by the Company’s board of directors at the time of grant.
The following table summarizes the RSU activity and related information under the 2018 EIP:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value
Unvested balance at December 31, 2018	288,460	$15.00
Granted	825,320	19.34
Vested	(2,332)	15.00
Forfeited and canceled	(23,689)	18.85
Unvested balance at March 31, 2019	1,087,759	$18.21
Pursuant to the terms of the 2018 EIP, in January 2019, the number of shares available for grant was increased by 5,322,716 shares. As of March 31, 2019, 15,277,301 shares were reserved for future issuance under the 2018 EIP.
In July 2018, the Company’s board of directors granted an option exercisable for up to 1,860,000 shares of common stock to the Company’s Chief Executive Officer under the 2018 EIP (the “CEO Award”). The vesting and exercisability of the CEO Award is contingent upon the recipient’s continuous service as the Chief Executive Officer and the achievement of certain measurement objectives during three separate measurement periods within the period of time beginning on January 1, 2019 and ending on December 31, 2023. Each reporting period, the Company assesses the probability that the performance criteria will be met and records expense for those shares that are probable of vesting. For the three months ended March 31, 2019, the Company recorded $0.5 million related to the CEO Award.
In February 2019, the Company’s board of directors approved the omnibus Performance Bonus Plan along with the performance criteria and bonus pool for 2019 (the “Bonus Plan”), which provides for the payment of bonus compensation to selected employees of the Company, including the Company’s executive officers, upon the achievement of certain performance criteria. In lieu of a cash payment, bonus payments to certain of the Company’s management team will be paid in the form of fully vested RSUs issued from the 2018 EIP. The ultimate number of fully vested RSUs to be granted will be determined by dividing (A) the total dollar value of the bonus that would be delivered in cash by (B) the closing stock price on the day prior to the award grant date, which is expected to occur in the first quarter of 2020. The payment of the bonus in fully vested RSUs requires accounting as a stock-based award under U.S. GAAP. Because the number of fully vested RSUs to be granted is dependent upon the future closing price of the Company’s common stock, the Company has classified this award as a liability within its condensed consolidated balance sheet as of March 31, 2019. Each reporting period, the Company assesses the probability that the performance criteria will be met and records expense for those shares that are probable of vesting.

Employee Stock Purchase Plan
In 2018, the Company’s board of directors and stockholders each adopted the 2018 Employee Stock Purchase Plan (“2018 ESPP”), which became effective upon the completion of the IPO. Pursuant to the terms of the 2018 ESPP, in January 2019, the number of shares available for issuance was increased by 851,634 shares. As of March 31, 2019, 2,551,634 shares were reserved for future issuance under the 2018 ESPP.
Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenue	$144	$52
Research and development	1,380	550
Sales and marketing	642	340
General and administrative	2,129	946
Total stock-based compensation	$4,295	$1,888
Stock-based compensation expense related to non-employee stock option grants was immaterial for the three months ended March 31, 2019 and 2018. The amount of stock-based compensation capitalized to internal-use software and platform development costs for the three months ended March 31, 2019 and 2018 was immaterial.
Prior to the IPO, certain common stockholders (who were employees or former employees of the Company) sold the Company’s common stock in secondary market transactions. The incremental value between the sale price and the fair value of the common stock at the date of sale aggregated to an immaterial amount of stock-based compensation expense for the three months ended March 31, 2018.

Note 11—Net Loss per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented (in thousands, except share and per share data):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss	$(4,728)	$(6,784)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	106,639,079	34,192,856

Net loss per share, basic and diluted	$(0.04)	$(0.20)
The following potentially dilutive shares were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	As of March 31,
	2019	2018
Options to purchase common stock	23,304,831	23,799,710
Common stock issuable upon conversion of redeemable convertible preferred stock	—	61,279,079
Common stock issuable upon exercise of common stock warrants	898,331	45,286
Common stock issuable upon exercise and redeemable conversion of preferred stock warrants	—	398,331
Common stock issuable upon vesting of restricted stock units	1,087,759	—
Total	25,290,921	85,522,406

Note 12—Segment and Geographical Information
The Company operates as one operating and reportable segment for purposes of allocating resources and evaluating financial performance.
The following table sets forth total revenue by type of service for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Marketplace	$60,903	$51,959
Managed services	8,021	7,259
Total revenue	$68,924	$59,218
The Company generates its revenue from freelancers and clients. The following table sets forth total revenue by geographic area based on the billing address of its freelancers and clients for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Freelancers
United States	$11,888	$9,103
India	6,630	6,106
Philippines	4,577	3,955
Rest of world	21,695	19,025
Total freelancers	44,790	38,189
Clients
United States	17,674	15,462
Rest of world	6,460	5,567
Total clients	24,134	21,029
Total revenue	$68,924	$59,218
Substantially all of the Company’s long-lived assets were located in the United States as of March 31, 2019 and December 31, 2018.

Note 13—401(k) Plan
The Company offers the Upwork Retirement Savings Plan (the “Retirement Plan”), a defined contribution plan that allows employees to contribute a portion of their salary, subject to the annual limits. Under the Retirement Plan, eligible employees may defer a portion of their pretax salaries, but not more than the statutory limits. The Retirement Plan provides for a discretionary employer matching contribution. The Company makes matching contributions equal to 50% of each dollar contributed, subject to a maximum contribution of $5,000 annually per participant. The Company’s total expense for the matching contributions was $0.9 million and $0.8 million for the three months ended March 31, 2019 and 2018, respectively.
Note 14—Subsequent Events
In April 2019, the Company repaid $25.0 million outstanding under the Company’s line of credit that was drawn down in March in order to satisfy the Company’s escrow funding requirements as of March 31, 2019.
Also in April 2019, a warrant to purchase 398,331 shares of the Company’s common stock was exercised in full at a total cost of $1.2 million. In lieu of a cash payment, the holder of the warrant surrendered 64,646 shares to cover the exercise price. The Company issued 333,685 shares as a result of this exercise.
In May 2019, the Compensation Committee of the Board of Directors granted 61,760 RSUs to Hayden Brown in connection with her promotion to Chief Marketing and Product Officer. The RSUs vest in equal quarterly installments over 16 quarters of continuous service with the first vesting date to occur June 18, 2019. Each subsequent vest date will occur on the 18th day of the third month of each quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with the section titled “Risk Factors” and the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, as well as assumptions that they may never materialize or that may be proven incorrect. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” and in other parts of this Quarterly Report.
Overview
We operate the largest online marketplace that enables businesses to find and work with highly-skilled freelancers, as measured by gross services volume (“GSV”). GSV represents the total amount that clients spend on both our marketplace offerings and our managed services offering as well as additional fees we charge to both clients and freelancers for other services. Freelancers are an increasingly sought-after, critical, and expanding segment of the global workforce. We define freelancers as users of our platform that advertise and provide services to clients through our platform, and we define clients as users of our platform that work with freelancers through our platform. The freelancers on our platform include independent professionals and agencies of varying sizes. The clients on our platform range in size from small businesses to Fortune 500 companies. For the three months ended March 31, 2019 and 2018, our platform enabled $0.5 billion and $0.4 billion of GSV, respectively, in over 180 countries. For purposes of determining countries where we enable GSV, we include both the countries in which the clients that paid for the applicable services are located, as well as the countries in which the freelancers that provided those services are located.
We generate a majority of our revenue from fees charged to freelancers. We also generate revenue through fees charged to clients for transacting payments through our platform, as well as foreign currency exchange fees, Upwork Payroll service fees, and fees for premium offerings. In addition, we provide a managed services offering where we engage freelancers to complete projects, directly invoice the client, and assume responsibility for work performed by the freelancers. We generated revenue of $68.9 million and $59.2 million for the three months ended March 31, 2019 and 2018, respectively, representing a period-over-period increase of 16%.
For the three months ended March 31, 2019, we generated a net loss of $4.7 million and our adjusted EBITDA was $1.2 million, compared to a net loss of $6.8 million and negative adjusted EBITDA of $3.1 million for the three months ended March 31, 2018. Adjusted EBITDA is a financial measure that is not prepared in accordance with, and is not an alternative to, financial measures prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). See the section titled “Key Financial and Operational Metrics—Non-GAAP Financial Measures” below for a definition of adjusted EBITDA and information regarding our use of adjusted EBITDA and a reconciliation of net loss to adjusted EBITDA.

Key Financial and Operational Metrics
We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Our key metrics were as follows as of or for the periods presented:

	Three Months Ended March 31,
	2019	2018

	(in thousands)
GSV	$486,929	$402,248
Marketplace revenue	60,903	51,959
Adjusted EBITDA (1)	1,246	(3,057)

(1)
Adjusted EBITDA is not prepared in accordance with, and is not an alternative to, financial measures prepared in accordance with U.S. GAAP. See “—Non-GAAP Financial Measures” below for a definition of adjusted EBITDA and for information regarding our use of adjusted EBITDA and a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure prepared under U.S. GAAP.

	As of March 31,
	2019	2018

	(in thousands, except percentages)
Core clients	111	91
Client spend retention	107%	103%
We believe these key financial and operational metrics are useful to evaluate period-over-period comparisons of our business and in understanding our operating results. The number of core clients in any given period drives both GSV, which represents the amount of business transacted through our platform, and client spend retention. Client spend retention impacts the growth rate of GSV. We believe our marketplace revenue, which represents a majority of our revenue, will grow as GSV grows, although they could grow at different rates. For a discussion of limitations in the measurement of core clients, GSV, and client spend retention, see “Risk Factors—We track certain performance metrics with internal tools and do not independently verify such metrics. Certain of our performance metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business” in Part II of this Quarterly Report.
Core Clients
We define a core client as a client that has spent in the aggregate at least $5,000 since it began using our platform and also had spend-activity on our platform during the twelve months preceding the date of measurement. This includes the total amount spent by the client on both the Elance and oDesk platforms for the periods prior to the consolidation of the two platforms as described in “Note 1—Organization and Description of Business” of our condensed consolidated financial statements and related notes included elsewhere in this report. We believe $5,000 is an important spend milestone as it indicates that the client is actively using our platform. Historically, these core clients have been more likely to continue using our platform. We believe that the number of core clients is a key indicator of our growth and the overall health of our business because core clients are a primary driver of GSV, and, therefore, marketplace revenue.
Gross Services Volume
GSV includes both client spend and additional fees charged for other services. Client spend, which we define as the total amount that clients spend on both our marketplace offerings and our managed services offering, is the primary component of GSV. GSV also includes additional fees charged to both clients and freelancers for other services, such as freelancer withdrawals and foreign currency exchange.
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
Client Spend Retention
We calculate client spend retention by dividing our recurring client spend by our base client spend. We define base client spend as the aggregate client spend from all clients during the four quarters ended one year prior to the date of measurement. We define our recurring client spend as the aggregate client spend during the four quarters ended on the date of measurement from the same clients included in our measure of base client spend. Our business is recurring in nature even though clients are not contractually required to spend on a recurring basis. We believe that client spend retention is a key indicator of the value of our platform and the overall health of our business because it impacts the growth rate of GSV, and, therefore, marketplace revenue. As of March 31, 2019, client spend retention was 107%, up from 103% as of March 31, 2018, but lower than it was as of September 30, 2018 and December 31, 2018, and may vary from period to period due to client behavior.
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
Marketplace Revenue
Marketplace revenue, which represents the majority of our revenue, consists of revenue derived from our Upwork Basic, Plus, Business and Enterprise and other premium offerings. We generate marketplace revenue from both freelancers and clients. Our marketplace revenue is primarily comprised of the service fees paid by freelancers as a percentage of the total amount freelancers charge clients for services accessed through our platform, and to a lesser extent, payment processing and administration fees charged to clients. We also generate marketplace revenue for other services, such as foreign currency exchange fees, Upwork Payroll service fees, and fees for premium offerings. Marketplace revenue is an important metric because it is the primary driver of our business model, and we believe it provides greater comparability to other online marketplaces. The growth rate of marketplace revenue fluctuates in relation to the growth rate of GSV. Therefore, marketplace revenue is correlated to GSV, and we believe that our marketplace revenue will grow as GSV grows, although they could grow at different rates.
Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. GAAP, adjusted EBITDA is a non-GAAP measure that we believe is useful in evaluating our operating performance.
We define adjusted EBITDA as net income (loss) adjusted for stock-based compensation expense, depreciation and amortization, interest expense, other (income) expense, net, income tax (benefit) provision, the change in fair value of our Tides Foundation common stock warrant, and, if applicable, other non-cash transactions. Adjusted EBITDA is not prepared in accordance with, and is not an alternative to, financial measures prepared in accordance with U.S. GAAP.

The following table presents a reconciliation of net loss, the most directly comparable financial measure prepared in accordance with U.S. GAAP, to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Net Loss	$(4,728)	$(6,784)
Add back (deduct):
Stock-based compensation expense	4,295	1,888
Depreciation and amortization	1,532	1,064
Interest expense	373	529
Other (income) expense, net	(479)	249
Income tax (benefit) provision	1	(3)
Change in fair value of Tides Foundation common stock warrant	252	—
Adjusted EBITDA	$1,246	$(3,057)
We use adjusted EBITDA as a measure of operational efficiency. We believe that this non-GAAP financial measure is useful to investors for period-to-period comparisons of our business and in understanding and evaluating our operating results for the following reasons:

•
adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as stock-based compensation expense, depreciation and amortization, interest expense, other (income) expense, net, income tax (benefit) provision, the change in fair value of our Tides Foundation common stock warrant, and, if applicable, other non-cash transactions that can vary substantially from company to company depending upon their financing, capital structures, and the method by which assets were acquired;

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

Components of Our Results of Operations
Revenue
Marketplace Revenue. Marketplace revenue is generated from our Upwork Basic, Upwork Plus, Upwork Business, Upwork Enterprise and other premium offerings. Under these marketplace offerings, we generate revenue from both freelancers and clients. Marketplace revenue, which represents the majority of our total revenue, is primarily comprised of the service fees paid by freelancers as a percentage of the total amount that freelancers charge clients for services accessed through our platform and, to a lesser extent, payment processing and administration fees paid by clients.
Our Upwork Basic and Plus offerings provide clients with access to freelance talent with verified work history on our platform and client feedback, the ability to instantly match with the right freelancers, and built-in collaboration features. For our Upwork Basic and Plus offerings, we have a tiered freelancer service fee schedule based on cumulative lifetime billings by the freelancer to each client. Freelancers on our Upwork Basic and Plus offerings typically pay us 20% of the first $500, 10% for the next $9,500, and then 5% for any amount over $10,000 they bill to each client through our platform. We also generate revenue from freelancers through withdrawal and other fees, which are currently immaterial.
In addition, we generate marketplace revenue from our Upwork Basic offering by charging clients a payment processing and administration fee. Clients using our Upwork Basic offering pay a fee equal to 3% of their client spend. Clients using Upwork Plus pay a flat fee of about $50 per month for unlimited payment transactions with qualifying payment methods. We also generate revenue from foreign currency exchange fees from clients, which are currently immaterial.
Our Upwork Business and Enterprise offerings and other premium offerings, which are designed for larger clients, include access to additional product features, premium access to top talent, professional services, custom reporting, and invoicing on a monthly basis. For our Upwork Business and Upwork Enterprise offerings, we charge clients a monthly or annual subscription fee and a service fee calculated as a percentage of the client’s spend on freelancer services, in addition to the service fees paid by freelancers. Additionally, Upwork Enterprise clients can also subscribe to a compliance offering that includes worker classification services for an additional fee. Upwork Enterprise clients may also choose to use our platform to engage freelancers that were not sourced through our platform for a lower fee percentage.
One of our premium offerings, Upwork Payroll, is available to clients when freelancers are classified as employees for engagements on our online marketplace. The client enters into an Upwork Payroll agreement with us, and we separately contract with unrelated third-party staffing providers who provide employment services to such clients. Revenue from Upwork Payroll is currently immaterial.
Managed Services Revenue. Through our managed services offering, we are responsible for providing services and engaging freelancers directly or as employees of third-party staffing providers to perform services for clients on our behalf. The freelancers delivering managed services include independent professionals and agencies of varying sizes. Under U.S. GAAP, we are deemed to be the principal in these managed services arrangements and therefore recognize the entire GSV of managed services projects as managed services revenue, as compared to recognizing only the percentage of the client spend that we receive, as we do with our marketplace offerings.

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
General and Administrative. General and administrative expense consists primarily of personnel-related costs for our executive, finance, legal, human resources, and operations functions, and also includes outside consulting, legal and accounting services, insurance, and the change in fair market value of our outstanding Tides Foundation common stock warrant. For further information regarding this charitable donation, see “Note 8—Preferred and Common Stock Warrants” of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report. We expect to continue to invest in corporate infrastructure and incur additional expenses associated with operating as a public company, including increased legal and accounting costs, investor relations costs, higher insurance premiums, and compliance costs, including costs to comply with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). As a result, we expect general and administrative expense to increase in absolute dollars in future periods, although this expense, expressed as a percentage of total revenue, may vary from period to period.
Provision for Transaction Losses. Provision for transaction losses consists primarily of losses resulting from fraud and bad debt expense associated with our trade and client receivables balance and transaction losses associated with chargebacks. Provisions for these items represent estimates of losses based on our actual historical incurred losses and other factors. As a result, we expect provision for transaction losses to increase in absolute dollars in future periods although this expense expressed as a percentage of total revenue may vary from period to period.
Interest Expense
Interest expense consists of interest on our outstanding borrowings.

Other (Income) Expense, Net
Other (income) expense, net consists primarily of gains and losses from foreign currency exchange transactions, interest income that we earn from our deposits in money market funds and investments in marketable securities, and, prior to October 2018, expenses resulting from the revaluation of our redeemable convertible preferred stock warrant liability. Our redeemable convertible preferred stock warrant was converted to a common stock warrant exercisable for the same number of shares, and our redeemable convertible preferred stock warrant liability was reclassified to additional paid-in capital upon the completion of our IPO, which occurred in October 2018.
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

Results of Operations
The following table sets forth our consolidated results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue
Marketplace	$60,903	$51,959
Managed services	8,021	7,259
Total revenue	68,924	59,218
Cost of revenue (1)	21,125	19,617
Gross profit	47,799	39,601
Operating expenses
Research and development (1)	15,800	13,491
Sales and marketing (1)	20,518	19,673
General and administrative (1)	15,677	11,176
Provision for transaction losses	637	1,270
Total operating expenses	52,632	45,610
Loss from operations	(4,833)	(6,009)
Interest expense	373	529
Other (income) expense, net	(479)	249
Loss before income taxes	(4,727)	(6,787)
Income tax benefit (provision)	(1)	3
Net loss	$(4,728)	$(6,784)
(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenue	$144	$52
Research and development	1,380	550
Sales and marketing	642	340
General and administrative	2,129	946
Total stock-based compensation	$4,295	$1,888

Comparison of the Three Months Ended March 31, 2019 and 2018
Revenue

(in thousands, except percentages)	Three Months Ended March 31,		Change
	2019	2018	$	%
Marketplace	$60,903	$51,959	$8,944	17%
Percentage of total revenue	88%	88%
Managed services	$8,021	$7,259	762	10%
Percentage of total revenue	12%	12%
Total revenue	$68,924	$59,218	$9,706	16%
For the three months ended March 31, 2019, total revenue was $68.9 million, an increase of $9.7 million, or 16%, as compared to the same period in 2018.
Marketplace revenue represented 88% of total revenue for the three months ended March 31, 2019, an increase of $8.9 million, or 17%, compared to the same period in 2018. Marketplace revenue increased primarily due to an increase in GSV. GSV grew by 21% in the three months ended March 31, 2019, as compared to the same period in 2018, primarily driven by a 22% increase in the number of core clients and higher client spend retention, which increased to 107% as of March 31, 2019 from 103% as of March 31, 2018. We believe these increases were primarily due to investments in sales and marketing to acquire new clients and drive brand awareness and research and development to build new product features. Freelancer service fees generated $41.1 million and $35.2 million of marketplace revenue during the three months ended March 31, 2019 and 2018, respectively. Client payment processing and administration fees generated $9.3 million and $8.1 million of marketplace revenue during the three months ended March 31, 2019 and 2018, respectively.
Managed services revenue represented 12% of total revenue for both the three months ended March 31, 2019 and 2018. Managed services revenue increased $0.8 million, or 10%, for the three months ended March 31, 2019 compared to the same period in 2018, primarily due to an increase in the amount of freelancer services engaged by a client through our managed services offering. As we expected, managed services revenue grew at a slower rate than our marketplace revenue in the three months ended March 31, 2019 compared to the same period in 2018, and we anticipate this trend to continue.
Cost of Revenue and Gross Margin

(in thousands, except percentages)	Three Months Ended March 31,		Change
	2019	2018	$	%
Cost of revenue	$21,125	$19,617	$1,508	8%
Components of cost of revenue:
Cost of freelancer services to deliver managed services	6,763	5,996	767	13%
Other components of cost of revenue	14,362	13,621	741	5%
Total gross margin	69%	67%
For the three months ended March 31, 2019, cost of revenue increased by $1.5 million, or 8%, compared to the same period in 2018. The increase was partially due to a $0.8 million, or 13%, increase in cost of freelancer services to deliver managed services, which was driven by a corresponding increase of $0.8 million in managed services revenue and the use of more costly freelancers to deliver the managed service for the three months ended March 31, 2019 compared to the same period in 2018. In general, the cost of freelancer services to deliver managed services is directly correlated to our managed services revenue. Other components of cost of revenue increased by $0.7 million, which included increases of $1.3 million in payment processing fees due to an increase in client spend on our platform and $0.1 million attributed to normal operating costs that increased due to the increase in revenue, partially offset by a $0.7 million reduction in third-party hosting costs due to additional expense in the first quarter of 2018 related to our migration to AWS.

Research and Development

(in thousands, except percentages)	Three Months Ended March 31,		Change
	2019	2018	$	%
Research and development	$15,800	$13,491	$2,309	17%
Percentage of total revenue	23%	23%
For the three months ended March 31, 2019, research and development expense increased by $2.3 million, or 17%, as compared to the same period in 2018. The increase was primarily due to an increase in personnel-related costs of $2.1 million, an increase of $0.5 million in amortization of licensed software, and an increase of $0.2 million in facilities-related and other costs, partially offset by the capitalization of $0.5 million of additional internal-use software and platform development costs during the three months ended March 31, 2019.
Sales and Marketing

(in thousands, except percentages)	Three Months Ended March 31,		Change
	2019	2018	$	%
Sales and marketing	$20,518	$19,673	$845	4%
Percentage of total revenue	30%	33%
For the three months ended March 31, 2019, sales and marketing expense increased by $0.8 million, or 4%, as compared to the same period in 2018. This increase was primarily due to period over period increases of $0.8 million in personnel-related costs to build out our enterprise sales team, including sales commissions that we expense as incurred, and $0.6 million of facilities-related and other costs resulting from ongoing business growth, partially offset by a reduction in marketing and advertising costs of $0.6 million due to efforts to spend more evenly throughout the year compared to 2018 where a disproportionate amount of the spend was in the first quarter.
General and Administrative

(in thousands, except percentages)	Three Months Ended March 31,		Change
	2019	2018	$	%
General and administrative	$15,677	$11,176	$4,501	40%
Percentage of total revenue	23%	19%
For the three months ended March 31, 2019, general and administrative expense increased by $4.5 million, or 40%, as compared to the same period in 2018. This increase was primarily due to increases of $2.6 million in personnel-related costs, which included adding additional personnel primarily within our finance and accounting organization to support our being a public company, $0.9 million related to increased rent, insurance, and other costs associated with our new office leases, $0.7 million in legal services and other professional expenses, $0.5 million in indirect taxes, and $0.2 million related to the revaluation of the shares that are expected to vest and become exercisable under our Tides Foundation common stock warrant, partially offset by a $0.4 million reduction in facilities-related and other costs.
Provision for Transaction Losses

(in thousands, except percentages)	Three Months Ended March 31,		Change
	2019	2018	$	%
Provision for transaction losses	$637	$1,270	$(633)	(50)%
Percentage of total revenue	1%	2%
For the three months ended March 31, 2019, provision for transaction losses decreased by $0.6 million, or 50%, as compared to the same period in 2018. This decrease was due to improvements in increasing payment collections and reducing fraudulent activity on the platform.

Interest Expense and Other (Income) Expense, Net

(in thousands, except percentages)	Three Months Ended March 31,		Change
	2019	2018	$	%
Interest expense	$373	$529	$(156)	(29)%
Other (income) expense, net	(479)	249	(728)	(292)%
For the three months ended March 31, 2019, interest expense decreased $0.2 million, as compared to the same period in 2018. This resulted from a decrease in the interest rate on our Second Term Loan referred to below under “—Term and Revolving Loans,” which was the prime rate plus 5.25% per annum for most of 2018 and was reduced to the prime rate plus 0.25% per annum in October 2018 as a result of our IPO, resulting in a corresponding reduction in interest expense.
For the three months ended March 31, 2019, other income, net was $0.5 million, as compared to other expense, net of $0.2 million for the same period in 2018, which was primarily due to $0.7 million in interest income we received in the three months ended March 31, 2019 related to our cash equivalents and marketable securities. Additionally, for the three months ended March 31, 2018, we incurred expense of $0.3 million related to the mark-to-market revaluation of our redeemable convertible preferred stock warrant liability. Our redeemable convertible preferred stock warrant converted to a common stock warrant exercisable for the same number of shares, and our redeemable convertible preferred stock warrant liability was reclassified to additional paid-in capital upon completion of our IPO. Accordingly, we did not incur this expense in the three months ended March 31, 2019, nor will this expense recur in future periods. The increase in other income, net in the three months ended March 31, 2019 was partially offset by $0.3 million in foreign currency losses incurred in that period.
Liquidity and Capital Resources
Prior to our IPO, we financed our operations and capital expenditures primarily through sales of convertible preferred stock, bank borrowings, and utilization of cash generated from operations in the periods in which we generated cash flows from operations. In October 2018, we completed our IPO, from which we received aggregate net proceeds of $109.4 million after deducting underwriting discounts and commissions but before deducting offering expenses payable by us. At the end of 2018, we invested a portion of the net proceeds from our IPO in money market funds with maturities of 90 days or less from the date of purchase. As of March 31, 2019 and December 31, 2018, we had $49.2 million and $129.1 million in cash and cash equivalents, respectively.
In the first quarter of 2019, we purchased various short-term, marketable securities consisting of commercial paper, treasury bills, and U.S. government securities, all of which have contractual maturities within twelve months from the date of purchase and are classified as available-for-sale marketable securities within our condensed consolidated balance sheet. As of March 31, 2019, we had $72.0 million in marketable securities.
We believe our existing cash and cash equivalents, marketable securities, cash flow from operations (in periods in which we generate cash flow from operations), and amounts available for borrowing under the Loan Agreement referred to below under “—Term and Revolving Loans” will be sufficient to meet our working capital requirements for at least the next twelve months. To the extent existing cash and cash equivalents, cash from marketable securities, cash from operations, and amounts available for borrowing under the Loan Agreement are insufficient to fund our working capital requirements, or should we require additional cash for other purposes, we will need to raise additional funds. In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership and economic interests of our existing stockholders will be diluted. If we raise additional financing by the incurrence of additional indebtedness, we will be subject to additional debt service requirements and could also be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could also be unfavorable to our equity investors. There can be no assurances that we will be able to raise additional capital on terms we deem acceptable, or at all. The inability to raise additional capital as and when required would have an adverse effect, which could be material, on our results of operations, financial condition and ability to achieve our business objectives.

Escrow Funding Requirements
We offer escrow services to users of our platform. As such, we are licensed as an internet escrow agent and are therefore required to hold our users’ escrowed cash and in-transit cash in trust as an asset and record a corresponding liability for escrow funds held on behalf of freelancers and clients on our balance sheet. Escrow regulations require us to fund the trust with our operating cash to cover shortages due to the timing of cash receipts from clients for completed hourly billings. Freelancers submit their billings for hourly contracts to their clients on a weekly basis every Sunday and the aggregate amount of such billings is added to escrow funds payable to freelancers on the same day. As of Sunday each week, we have not yet collected funds for hourly billings from clients as these funds are in transit. Therefore, in order to satisfy escrow funding requirements, every Sunday we fund the shortage of cash in trust with our own operating cash and typically collect this cash shortage from clients within the next several days. As a result, we expect our total cash and cash flows from operating activities to be impacted when a quarter ends on a Sunday, as occurred on March 31, 2019 and will occur on June 30, 2019. As of March 31, 2019 and December 31, 2018, funds held in escrow, including funds in transit, were $120.1 million and $98.2 million, respectively. To the extent we have not yet collected funds for hourly billings from clients which are in-transit due to timing differences in receipt of cash from clients and payments of cash to freelancers, we may, from time to time, utilize the revolving line of credit under our Loan Agreement to satisfy escrow funding requirements. To fund the shortage of cash in trust that occurred on March 31, 2019, we drew down $25.0 million pursuant to the revolving line of credit under the Loan Agreement in March 2019, which we repaid in April 2019.
Term and Revolving Loans
In 2017, we entered into a loan and security agreement, which was subsequently amended in November 2017, September 2018, and March 2019 (the “Loan Agreement”). The aggregate amount of the facility is up to $49.0 million, consisting of an outstanding $15.0 million term loan (the “First Term Loan”), an outstanding $9.0 million term loan (the “Second Term Loan”), and a revolving line of credit, which permits borrowings of up to $25.0 million subject to customary conditions. Among other things, we may only borrow funds under the revolving line of credit if, after giving effect thereto, our total borrowings under the line of credit do not exceed a specified percentage of eligible trade and client accounts receivable. The First Term Loan, Second Term Loan, and revolving line of credit mature in March 2022, September 2022, and September 2020, respectively. All borrowings under the Loan Agreement bear interest at floating rates, and, therefore, our borrowing costs are affected by changes in market interest rates.
Specifically, the First Term Loan bears interest at the prime rate plus 0.25% per annum and has a repayment term of 18 months of interest-only payments that ended in March 2019, followed by equal monthly installments of principal plus interest until the maturity in March 2022.
In September 2018, we entered into the second amendment (the “Second Amendment”) to the Loan Agreement, which, among other changes, provided for a reduction in the interest rate for the Second Term Loan, from the prime rate plus 5.25% per annum to the prime rate plus 0.25% per annum, from and after the occurrence of an initial public offering by us with net proceeds of more than $50.0 million. This reduction became effective following the completion of our IPO in October 2018. See “Note 6—Debt” in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report for further information regarding the Second Amendment. The Second Term Loan has a repayment term of 17 months of interest-only payments that ended in March 2019, followed by equal monthly installments of principal plus interest until the maturity in September 2022.
The revolving line of credit bears interest at the prime rate with accrued interest due monthly. As described above under “—Escrow Funding Requirements,” to the extent we have not yet collected funds for hourly billings from clients that are in-transit due to timing differences in receipt of cash from clients, we may utilize the revolving line of credit to satisfy escrow funding requirements. In March 2019, we drew down $25.0 million under the revolving line of credit for such purpose, which we subsequently repaid in April 2019. For further information, see “Note 14—Subsequent Events” in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
Our obligations under the Loan Agreement are secured by first priority liens on substantially all of our assets excluding our intellectual property (but including proceeds therefrom) and the funds and assets held by our subsidiary Upwork Escrow Inc. (“Upwork Escrow”). The Loan Agreement prohibits us from pledging our intellectual property. The Loan Agreement also includes a restrictions on dividend payments, other than dividends payable solely in common stock.

The Loan Agreement contains affirmative covenants, including a covenant requiring that we maintain an adjusted quick ratio, and also contains certain non-financial covenants.
In March 2019, we entered into the third amendment to the Loan Agreement, which, among other changes, (i) amended the adjusted quick ratio financial covenant to provide that we will maintain an adjusted quick ratio of 1.75 to 1.00 (previously 1.30 to 1.00), (ii) reduced the frequency with which we are required to provide certain financial information to the lender during periods in which we maintain an adjusted quick ratio of 2.50 to 1.00, and (iii) eliminated the minimum EBITDA covenant with which we were required to comply. We were in compliance with our covenants under the Loan Agreement as of March 31, 2019 and December 31, 2018.
As of March 31, 2019, we had $24.0 million outstanding pursuant to the Term Loans and $25.0 million outstanding under the revolving line of credit. As of December 31, 2018, we had $24.0 million outstanding pursuant to the Term Loans and no borrowings outstanding under the revolving line of credit.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash provided by (used in) operating activities	$(29,395)	$5,000
Net cash used in investing activities	(76,277)	(1,189)
Net cash provided by financing activities	25,764	1,055
Net increase (decrease) in cash and cash equivalents	$(79,908)	$4,866
Operating Activities
Our largest source of operating cash is revenue generated from our platform. Our primary uses of cash from operating activities are for personnel-related expenditures, marketing activities, including advertising, payment processing fees, amounts paid to freelancers to deliver services for clients under our managed services offering, and third-party hosting costs. In addition, because we are licensed as an internet escrow agent, our total cash and cash provided by (used in) operating activities may be impacted by the timing of the end of our fiscal quarter as discussed in the section titled “—Liquidity and Capital Resources—Escrow Funding Requirements.”
For the three months ended March 31, 2019, net cash used in operating activities was $29.4 million, which resulted primarily from a net loss of $4.7 million and net cash outflows of $30.9 million from changes in operating assets and liabilities, partially offset by non-cash charges of $6.2 million. The end of the first quarter of 2019 fell on a Sunday, which directly impacted our trade and client receivables balance as of March 31, 2019. The change in operating assets and liabilities primarily resulted from the increase in trade and client receivables of $26.4 million. Due to fluctuations in revenue and the number of transactions on our platform, coupled with fluctuations of the timing of cash receipts from clients, our trade and client receivables will likely continue to fluctuate in the future. Additionally, changes in accrued expenses and other liabilities generated net cash outflows of $3.0 million primarily related to the payment of fixed asset purchases that we accrued for at December 31, 2018.
For the three months ended March 31, 2018, net cash provided by operating activities was $5.0 million, which resulted from a net loss for the period of $6.8 million, offset by net cash inflows of $7.2 million from changes in operating assets and liabilities and non-cash charges of $4.6 million. The net cash inflows from changes in operating assets and liabilities were primarily due to an increase in accrued expenses and other liabilities of $15.8 million, offset by an increase in trade and client receivables of $7.7 million and an increase in prepaid expenses and other assets of $1.1 million.
Investing Activities
For the three months ended March 31, 2019, net cash used in investing activities was $76.3 million, which was primarily a result of investing a portion of our IPO proceeds of $71.7 million in various marketable securities during the first quarter of 2019, as well as $1.2 million of internal-use software and platform development costs that we paid during the period and purchases of property and equipment of $3.6 million primarily for leasehold improvements and furniture related to our new office leases. These uses of cash were partially offset by a net change in restricted cash of $0.2 million primarily due to cash that was restricted at December 31, 2018 but was relieved in the first quarter of 2019.
For the three months ended March 31, 2018, net cash used in investing activities was $1.2 million, which resulted from $0.6 million of internal-use software and platform development costs that we paid during the period, purchases of property and equipment of $0.5 million, and $0.1 million of cash that we restricted during the period related to cash reserve requirements under California escrow laws and regulations.
Financing Activities
For the three months ended March 31, 2019, net cash provided by financing activities was $25.8 million, which resulted from the $25.0 million draw on our revolving line of credit in order to satisfy our escrow funding requirements as of March 31, 2019, as well as cash received from stock option exercises during the quarter of $0.8 million.
For the three months ended March 31, 2018, net cash provided by financing activities was $1.0 million due to cash received from stock option exercises during the quarter of $1.2 million partially offset by payments of costs incurred related to our IPO of $0.2 million.

Obligations and Other Commitments
Our principal commitments consist of obligations under our non-cancellable operating leases for office space and the Loan Agreement. The following table summarizes our contractual obligations as of March 31, 2019 (in thousands):

	Payments Due by Period as of March 31, 2019
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Leases(1)	$41,432	$4,024	$12,529	$13,459	$11,420
Debt principal	49,000	32,571	15,143	1,286	—
Total contractual obligations	$90,432	$36,595	$27,672	$14,745	$11,420

(1)	Represents minimum operating lease payments under operating leases for office facilities, excluding potential lease renewals, net of tenant improvement allowances.
In the ordinary course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for indemnification. In addition, we have entered into indemnification agreements with our directors and executive officers and certain key employees that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as our directors, executive officers, or employees. The terms of such obligations may vary. To date, we have not paid any material claims or been required to defend any actions related to our indemnification obligations.
As of March 31, 2019 and December 31, 2018, we had accrued liabilities related to uncertain non-income tax positions based on management’s best estimate of its liability, which are reflected on our condensed consolidated balance sheets. We could be subject to examination in various jurisdictions related to income and non-income tax matters. The resolution of these types of matters, giving recognition to the recorded reserve, could have an adverse impact on our business.
Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any relationships with other entities or financial partnerships such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Except as otherwise disclosed in “Note 2—Basis of Presentation and Summary of Significant Accounting Policies” of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”).

Recent Accounting Pronouncements
See “Note 2—Basis of Presentation and Summary of Significant Accounting Policies” of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report for recently issued accounting pronouncements not yet adopted as of the date of this report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign currency exchange rates.
Interest Rate Risk
The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not make investments for trading or speculative purposes. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Borrowings under our Loan Agreement have variable interest rates. We had $49.0 million and $24.0 million aggregate principal amount of borrowings outstanding under our Loan Agreement as of March 31, 2019 and December 31, 2018, respectively. We do not believe that a hypothetical increase or decrease in interest rates of 100 basis points would have a material impact on our operating results or financial condition.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2019. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Because of the material weakness in our internal control over financial reporting previously disclosed in our Annual Report, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective.
In light of this fact, our management, including our Chief Executive Officer and Chief Financial Officer, has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations, our changes in stockholders’ equity and cash flows for the periods presented in conformity with U.S. GAAP.
Previously Reported Material Weakness
As disclosed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report, we previously identified a material weakness in our internal control over financial reporting related to the identification of a number of adjustments to our consolidated financial statements that resulted in a revision to previously issued financial statements. We identified the cause of these adjustments was due to growth in the business, which required additional qualified accounting personnel with an appropriate level of experience, and additional controls in the period-end financial reporting process commensurate with the complexity of the business. Accordingly, we have determined that this control deficiency constituted a material weakness in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis. This deficiency could result in additional misstatements to our consolidated financial statements that would be material and would not be prevented or detected on a timely basis.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the periods covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.
Item 1A. Risk Factors.
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, as well as the other information in this Quarterly Report, including our condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below, or of additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, results of operations, financial condition and growth prospects. In such an event, the market price of our common stock could decline and you could lose all or part of your investment.
Risks Related to our Business and Industry
Our growth depends on our ability to attract and retain a community of freelancers and clients, and the loss of our users, or failure to attract new users, could adversely impact our business.
The size of our community of users, including both freelancers and clients, is critical to our success. Our ability to achieve significant growth in revenue in the future will depend, in large part, upon our ability to attract new users to, and retain existing users on, our platform. Achieving growth in, and retention of, our community of users may require us to increasingly engage in sophisticated, costly, and lengthy sales and marketing efforts that may not result in additional users or effectively retain our current users. We may also need to modify our pricing model or other services and features to attract and retain such users. If we fail to attract new users or fail to maintain or expand existing relationships in a cost-effective manner, our revenue will grow more slowly than expected or may decline and our business could be adversely impacted.
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
Clients have similarly diverse options to find and pay service providers, such as engaging and paying service providers directly, finding service providers through other online or offline platforms or through staffing firms and agencies, using other payment services, or hiring temporary, full-time, or part-time employees. For the three months ended March 31, 2019 and the years ended December 31, 2018 and 2017, we generated significant revenue from one client, which accounted for more than 10% of revenue for each such period and, therefore, a decrease in revenue from this client could have an adverse effect on our operating results. Moreover, any decrease in the attractiveness of our platform or failure to retain clients could lead to decreased traffic on our platform, diminished network effects, or result in a drop in GSV on our platform, which could adversely affect our business, revenue, financial condition, and operating results. We expect our GSV to fluctuate between periods due to a number of factors, including the volume and characteristics of projects that are posted by clients on our platform, such as size, duration, pricing, and other factors.
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
We have a history of incurring net losses, and we expect to incur net losses for the foreseeable future. For the three months ended March 31, 2019 and the years ended December 31, 2018 and 2017, we incurred net losses of $4.7 million, $19.9 million, and $4.1 million, respectively. As of March 31, 2019, we had an accumulated deficit of $148.2 million. We expect to make significant future expenditures related to the development and expansion of our business, including enhancing our Upwork Enterprise offering and our U.S.-to-U.S. domestic offering, expanding domestic-to-domestic offerings into new geographies, broadening and deepening the categories on our platform, enhancing our mobile product offering, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot ensure that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.
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
The market for our platform is characterized by rapid technological change, frequent new product and service introductions and enhancements, changing user demands, and evolving industry standards. The introduction of products and services embodying new technologies can quickly make existing products and services obsolete and unmarketable. We invest substantial resources in researching and developing new products and services and enhancing our platform by incorporating additional features, improving functionality, and adding other improvements to meet our users’ evolving demands in our highly competitive industry. The success of any enhancements or improvements to, or new features of, our platform or any new products and services depends on several factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies on our platform and third-party partners’ technologies, and overall market acceptance. We cannot be sure that we will succeed, on a timely or cost-effective basis, in developing, marketing, and delivering enhancements or new features to our platform or any new products and services that respond to continued changes in the market for talent or business services, nor can we be sure that any enhancements or new features to our platform or any new products and services will achieve market acceptance. Because further development of our platform is complex, challenging, and dependent upon an array of factors, the timetable for the release of new products and services and enhancements to existing products and services is difficult to predict, and we may not offer new products and services as rapidly as users of our platform require or expect. Any new products or services that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, may not be properly integrated with new and existing technologies on our platform or third-party partners’ technologies, or may not achieve the broad market acceptance necessary to generate sufficient revenue. Moreover, even if we introduce new products and services, we may experience a decline in revenue from our existing products and services that is not offset by revenue from the new products or services. In addition, we may lose existing users that choose to use competing products or services. This could result in a temporary or permanent decrease in revenue and adversely affect our business.
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
Our quarterly operating results have fluctuated in the past and may fluctuate in the future. Additionally, we have a limited operating history with our current platform and pricing model, which makes it difficult to forecast our future results. As a result, you should not rely upon our past quarterly operating results as indicators of future performance. You should take into account the risks, difficulties, and uncertainties frequently encountered by companies in rapidly evolving markets. Our operating results in any given quarter can be influenced by numerous factors, many of which are unpredictable or are outside of our control, including:

•	our ability to generate significant revenue from our Upwork Basic, Upwork Plus, Upwork Business, and Upwork Enterprise offerings and other premium offerings;

•	fluctuations in revenue from our managed services offering due to our recognition of the entire GSV as revenue, including the amounts paid to freelancers;

•	our ability to maintain and grow our community of users;

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

•	fluctuations in the prices that freelancers charge clients on our platform;

•	fluctuations in the mix of payment provider costs;

•	changes to our pricing model, including associated fees, and any resulting change to how we recognize revenue;

•	our ability to introduce new products and services and enhance existing products and services;

•	our ability to generate significant revenue from new products and services;

•	our ability to respond to competitive developments, including new and emerging competitors, pricing changes, and the introduction of new products and services by our competitors;

•	security or privacy breaches and associated remediation costs and reputational harm;

•	the productivity of our sales force;

•	changes in the mix of products and services that enterprise clients or other users demand;

•	the length and complexity of our sales cycles;

•	the episodic nature of freelance work generally;

•	the cost and time needed to develop and upgrade our platform to incorporate new technologies;

•	the impact of outages of our platform and associated reputational harm;

•
changes to financial accounting standards and the interpretation of those standards that may affect the way we recognize and report our financial results, including changes in accounting rules governing recognition of revenue;

•	potential costs to attract, onboard, retain, and motivate qualified talent to perform services for us;

•	fluctuations in transaction losses;

•	litigation and adverse judgments, settlements, or other litigation-related costs;

•	increases in, and timing of, operating expenses that we may incur to grow and expand our operations and to remain competitive;

•	costs related to the acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs;

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
The impact of one or more of the foregoing and other factors may cause our operating results to vary significantly. As such, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future performance. If we fail to meet or exceed the expectations of investors or securities analysts, the trading price of our common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.
Because we derive the substantial majority of our revenue from our marketplace offerings, with most of our marketplace revenue derived from our Upwork Basic, Upwork Plus, and Upwork Business offerings, our inability to generate revenue from our marketplace offerings would adversely affect our business operations, financial results, and growth prospects.
Currently, we derive and expect to continue to derive, in the near future, the substantial majority of our revenue from our marketplace offerings, with most of our marketplace revenue derived from our Upwork Basic, Upwork Plus, and Upwork Business offerings. As such, market acceptance of our marketplace offerings is critical to our continued success. Demand for our marketplace offerings is affected by a number of factors beyond our control, including the timing of development and release of new products and services by our competitors, our ability to respond to technological change and to innovate and grow, contraction in our market, and the other risks identified herein. If we are unable to continue to meet user demands, to expand the categories of services offered on our platform, or to achieve more widespread market acceptance of our marketplace offerings, our business operations, financial results, and growth prospects could be adversely affected.
We may be subject to new and existing laws and regulations, both in the United States and internationally.
We are subject to a wide variety of foreign and domestic laws. Laws, regulations, and standards governing issues that may affect us, such as worker classification, employment, payments, worker confidentiality obligations and whistleblowing, intellectual property, consumer protection, taxation, privacy, and data security are often complex and subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal and state administrative agencies. Many of these laws were adopted prior to the advent of the internet, mobile, and related technologies and, as a result, do not contemplate or address the unique issues of the internet, mobile, and related technologies. Other laws and regulations may be adopted in response to internet, mobile, and related technologies. New and existing laws and regulations (or changes in interpretation of existing laws and regulations), including those concerning worker classification, independent contractors, employment, payments, whistleblowing and worker confidentiality obligations, intellectual property, consumer protection, taxation, privacy, data security, benefits, unionizing and collective action, arbitration agreements and class action waiver provisions, unfair competition, terms of service, website accessibility, background checks (such as the Fair Credit Reporting Act, 15 U.S.C. § 1681), escheatment, and federal contracting may also be adopted, implemented, or interpreted to apply to us and other online services marketplaces or our users. As our platform’s geographical scope expands and as we expand the categories of services offered on our platform, regulatory agencies or courts may claim that we, or our users, are subject to additional requirements, or are prohibited from conducting our business or conducting business with us in or with certain jurisdictions, either generally or with respect to certain services. It is also possible that certain provisions in agreements with our service providers or between freelancers and clients, or the fees charged on our platform, may be found to be unenforceable or not compliant with applicable law.
Recent financial, political, and other events may increase the level of regulatory scrutiny on larger companies, technology companies in general, and companies engaged in dealings with independent contractors, payments, or personal information in particular. Regulatory agencies may enact new laws or promulgate new rules or regulations that are adverse to our business or the interests of our users, or they may view matters or interpret laws and regulations differently than they have in the past or in a manner adverse to our business or the interests of our users. Such regulatory scrutiny or action may create different or conflicting obligations on us from one jurisdiction to another.
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
We face intense competition and could lose market share to our competitors, which could adversely affect our business, operating results and financial condition.
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
Many of our current and potential competitors, both online and offline, enjoy substantial competitive advantages, such as greater name recognition; longer operating histories; greater financial, technical, and other resources; and, in some cases, the ability to rapidly combine online platforms with traditional staffing and contingent worker solutions. Some of our current and potential competitors may also undertake an initial public offering, which could improve their competitive position due to the enhanced brand recognition and additional working capital. These companies may use these advantages to offer products and services similar to ours at a lower price, develop different or superior products and services to compete with our platform, or respond more quickly and effectively than we do to new or changing opportunities, technologies, standards, regulatory conditions, user preferences or requirements. In addition, while we compete intensely in more established markets, we also compete in developing technology markets that are characterized by dynamic and rapid technological change, many and different business models, and frequent disruption of incumbents by innovative online and offline entrants. The barriers to entry into these markets can be low, and businesses easily can launch online or mobile platforms and applications quickly and at nominal cost by using commercially available software or partnering with various established companies in these markets. For all of these reasons, we may not be able to compete successfully against our current and future competitors.
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
The Upwork brand did not exist before 2015, but we believe that developing, maintaining, and enhancing awareness and integrity of our brand and reputation in a cost-effective manner are important to achieving widespread acceptance and use of our platform and are important elements in attracting new users and retaining existing users. Successful promotion of our brand and our business model depends on, among other things, the effectiveness of our marketing efforts, our ability to provide a reliable, trustworthy, and useful platform at competitive prices, the perceived value of our platform, and our ability to provide quality support. In order to reach brand awareness levels of our competitors, we will need to continuously invest in marketing programs that may not be successful in achieving meaningful awareness levels. Further, brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building and maintaining our brand and reputation. For example, beginning in 2017, we increased investment in offline advertising in certain markets to increase our brand awareness, and it is not certain that these investments will have a positive impact on our brand or will be cost effective. In order to protect our brand, we also expend substantial resources to register and defend our trademarks and to prevent others from using the same or substantially similar marks. Despite these efforts, we may not always be successful in registering and preventing misappropriation of our own marks and other intellectual property or preventing registration of confusingly similar marks, and we may suffer dilution, loss of reputation, genericization, or other harm to our brand. We also rely on our community of users in a variety of ways, including their willingness to give us feedback regarding our platform, and failure of our users to provide feedback on their experience on our platform or our failure to adequately address these concerns could negatively impact the willingness of prospective users to use our platform. If we fail to promote and maintain our brand successfully or to maintain loyalty among our users, or if we incur substantial expenses in unsuccessful attempts to promote and maintain our brand, we may fail to attract new users or retain our existing users and our business and financial condition may be adversely affected.
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
There is often uncertainty in the application of worker classification laws, and consequently there is risk to us and to users, both freelancers and clients, that independent contractors could be deemed to be misclassified under applicable law. The tests governing whether a service provider is an independent contractor or an employee are typically highly fact sensitive and vary by governing law. Laws and regulations that govern the status and misclassification of independent contractors are also subject to change as well as to divergent interpretations by various authorities, which can create uncertainty and unpredictability. A misclassification determination or allegation creates potential exposure for users and for us, including but not limited to monetary exposure arising from or relating to failure to withhold and remit taxes, unpaid wages, and wage and hour laws and requirements (such as those pertaining to minimum wage and overtime); claims for employee benefits, social security contributions, and workers’ compensation and unemployment insurance; claims of discrimination, harassment, and retaliation under civil rights laws; claims under laws pertaining to unionizing, collective bargaining, and other concerted activity; and other claims, charges, or other proceedings under laws and regulations applicable to employers and employees, including risks relating to allegations of joint employer liability. Such claims could result in monetary damages (including but not limited to wage-based damages or restitution, compensatory damages, liquidated damages, and punitive damages), interest, fines, penalties, costs, fees (including but not limited to attorneys’ fees), criminal and other liability, assessment, injunctive relief, or settlement. Such an allegation, claim, or adverse determination, including but not limited to with respect to the freelancers that provide services to us, or the requirement for us to indemnify a client, could also harm our brand and reputation, which could adversely impact our business. While these risks are mitigated, in part, by our contractual rights of indemnification against third-party claims, such indemnification agreements could be determined to be unenforceable, could be costly to enforce or ineffective, or indemnification may otherwise prove inadequate.
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
A significant portion of the services offered by freelancers on our platform relate to information technology. If, for any reason, the market for information technology services declines, including as a result of global economic conditions, automation, increased use of artificial intelligence, or otherwise, or if the need for these services slows or businesses satisfy their needs for these services through alternative means, the growth in the number of users of our platform may slow or decline and as a result our revenue and business may be adversely impacted.
Future changes to our pricing model could adversely affect our business.
We implemented a significant change to our pricing model in 2016, which has contributed to GSV having grown at a faster rate than revenue in recent periods, and from time to time we have made and will make further changes to our pricing model due to a variety of reasons, including changes to the market for our products and services, and as competitors introduce new products and services. Changes to any components of our pricing model may, among other things, result in user dissatisfaction, lead to a loss of users on our platform, result in a change to the way we recognize revenue, or otherwise negatively impact our operating results, financial condition, and cash flows.
We face payment and fraud risks that could adversely impact our business.
Requirements on our platform relating to user authentication and fraud detection are complex. If our security measures do not succeed, our platform may be perceived as not being secure, our reputation may be harmed, and our business may be adversely impacted. In addition, bad actors around the world use increasingly sophisticated methods to engage in illegal activities involving personal information, such as unauthorized use of another’s identity or payment information, unauthorized acquisition or use of credit or debit card details and bank account information, and other fraudulent use of another’s identity or information. This could result in any of the following, each of which could adversely impact our business:

•
we may be, and we historically have been, held liable for the unauthorized use of an account holder’s credit card or bank account number and required by card issuers or banks to return the funds at issue and pay a chargeback or return fee, and if our chargeback or return rate becomes excessive, credit card networks may also require us to pay fines or other fees and the California Department of Business Oversight (“DBO”) may require us to hold larger cash reserves;

•
we may be subject to additional risk and liability exposure, including for negligence, fraud, or other claims, if employees or third-party service providers, including freelancers that provide services to us, misappropriate our banking or other information or user information for their own gain or facilitate the fraudulent use of such information;

•
bad actors may use our platform, including our payment processing and disbursement methods, to engage in unlawful or fraudulent conduct, such as money laundering, terrorist financing, fraudulent sale of services, bribery, breaches of security, leakage of data, piracy or misuse of software and other copyrighted or trademarked content, and other misconduct;

•
users that are subjected or exposed to the unlawful or improper conduct of other users or other third parties, including law enforcement, may seek to hold us responsible for the conduct of users and may lose confidence in our platform, decrease or cease use of our platform, seek to obtain damages and costs, or impose fines and penalties;

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
Our subsidiary, Upwork Escrow, is licensed as an internet escrow agent under California’s Escrow Law and is subject to regulations applicable to internet escrow agents promulgated by the DBO. While we have received two inquiries, each prior to 2014, from regulatory authorities inquiring whether we are engaging in payment activities through Upwork Escrow or oDesk (which is now Upwork Global Inc. (“Upwork Global”)), these inquiries were resolved in our favor and did not require us to obtain a license in the applicable jurisdiction.
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

Risks inherent in conducting business with an international user base and engaging freelancers globally include, but are not limited to:

•
being deemed to conduct business or have operations in the jurisdictions where users, including freelancers that provide services to us, are resident and being subject to their laws and regulatory requirements;

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

•	tariffs, export and import restrictions, restrictions on foreign investments, sanctions, and other trade barriers or protection measures;

•	costs of localizing services, including adding the ability for clients to pay in local currencies;

•	lack of acceptance of localized services;

•	difficulties in, and costs of, staffing, managing, and operating international operations or support functions;

•	tax issues;

•	weaker intellectual property protection;

•	economic weakness or currency related challenges or crises;

•	fluctuations in foreign currency exchange rates;

•	compliance with U.S. and foreign laws designed to combat money laundering and the financing of terrorist activities;

•	organizing or similar activity by local unions, works councils, or other labor organizations;

•	our ability to adapt to business practices and client requirements in different cultures;

•	corporate or state-sponsored espionage or cyberterrorism;

•	macroeconomic and political conditions in certain foreign jurisdictions; and

•	geopolitical instability and security risks, such as armed conflict and civil or military unrest, political instability, human rights concerns, and terrorist activity in countries where we have users.
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

If we or our third-party partners experience a security breach, other hacking or phishing attack, or other data privacy or security incident, whether intentionally or unintentionally caused by us or by third parties, our platform may be perceived as not being secure, our reputation may be harmed, demand for our platform may be reduced, our operations may be disrupted, we may incur significant legal liabilities, and our business could be adversely affected.
Our business involves the storage, processing, and transmission of users’ proprietary, confidential, and personal information as well as the use of third-party partners who store, process, and transmit users’ proprietary, confidential, and personal information. We also maintain certain other proprietary and confidential information relating to our business and personal information of our personnel. Any security breach, other hacking or phishing attack, or other data privacy or security incident, whether intentionally or unintentionally caused by us or by third parties, that we experience could result in unauthorized access to, misuse of, or unauthorized acquisition of our, our personnel’s, or our users’ data; the loss, corruption, or alteration of this data; interruptions in our operations; or damage to our computers or systems or those of our users. Any of these could expose us to claims, litigation, fines, other potential liability, and reputational harm. An increasing number of online services have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their services. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target, we and our third-party partners may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our or our third-party partners’ security or privacy or other data privacy or security incident occurs, public perception of the effectiveness of our security measures and brand could be harmed, and we could lose users and business. Data security breaches and other data privacy and security incidents may also result from non-technical means, for example, actions taken by employees or contractors, such as freelancers that we engage on our platform to perform services for us. Any compromise of our or our third-party partners’ security could result in a violation of applicable privacy and other laws, regulatory or other governmental investigations, enforcement actions, and legal and financial exposure, including potential contractual liability that is not always limited to the amounts covered by our insurance. Any such compromise could also result in damage to our reputation and a loss of confidence in our security measures. Any of these effects could adversely impact our business.
Our and our third-party partners’ systems may be vulnerable to computer viruses and other malicious software, physical or electronic break-ins, or weakness resulting from intentional or unintentional service provider actions, and similar disruptions that could make all or portions of our website or applications unavailable for periods of time. We may need to expend significant resources to protect against, and to address issues created by, security breaches and other privacy and security incidents. Security breaches and other privacy and security incidents, including any breaches of our security measures or those of parties with which we have commercial relationships (including freelancers or other third-party service providers who provide development or other services to us and other partners) that result in the unauthorized access of users’ confidential, proprietary or personal information, or the belief that any of these have occurred, could damage our reputation and expose us to a risk of loss or litigation and possible liability. Furthermore, if our network or computer systems are breached or unauthorized access to customer data is otherwise obtained, we may be held responsible for damages for contract breach, indemnity obligations, penalties for violation of applicable laws or regulations, and significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach or other incident, and other liabilities. In addition, significant unavailability of our platform due to security breaches and other privacy and security incidents could cause users to decrease their use of or cease using our platform and adversely affect our business. Although we maintain cyber liability insurance, we cannot be certain our coverage will extend to or be adequate for liabilities actually incurred or will continue to be available to us on reasonable terms, or at all.
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
We have experienced growth in recent periods and expect to continue to invest in our growth for the foreseeable future. If we are unable to manage our growth effectively, our business, revenue and profits, and financial condition could be adversely affected.
We have experienced growth in a relatively short period of time. For example, our total revenue for the three months ended March 31, 2019 was $68.9 million, representing a period-over-period growth rate of 16% over the same period in 2018. We plan to continue to expand our operations and personnel significantly. Sustaining our growth will place significant demands on our management as well as on our administrative, operational, and financial resources. To manage our growth, we must continue to improve our operational, financial, and management information systems; expand, motivate, and effectively manage our workforce; and effectively collaborate with our third-party partners. If we are unable to manage our growth successfully without compromising our quality of service or our profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, operating results, financial condition, and ability to successfully market our platform and serve our users could be adversely affected.
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
Our sales efforts are increasingly targeted at large enterprise clients, and as a result, we face greater costs, longer sales cycles, and less predictability in completing some of our sales and in increasing spend by existing clients. For larger clients, use of our platform may require approvals by multiple departments and executive-level personnel and require us to provide greater levels of services and client education regarding the uses, benefits, security, privacy, worker classification, payments, and compliance services offered on our platform. Larger enterprises typically have longer decision-making and implementation cycles and may demand more customization, higher levels of support, a broader range of services, and greater payment flexibility. In addition, larger enterprises may require greater functionality and scalability and acceptance provisions that can lead to a delay in revenue recognition. We are often required to spend time and resources to better familiarize potential enterprise clients with the value propositions of our platform generally. Despite our efforts in familiarizing potential enterprise clients with the benefits of our platform, some potential enterprise clients may decide not to use our platform if, among other reasons, they do not feel that their procurement or compliance needs are or will be met. It is difficult to find sales personnel with the specific skills and technical knowledge needed to sell our Upwork Business, Upwork Enterprise, and other premium offerings. Even if we are able to hire qualified personnel, doing so may be costly and lengthy, as new sales personnel require significant training and can take a number of months to achieve full productivity. As a result of these factors, sales opportunities with large enterprises may require us to devote greater sales and administrative support and professional services resources to individual clients, which could increase our costs, lengthen our sales cycle, and divert our own sales and professional services resources to a smaller number of larger clients. We may spend substantial time, effort, and money in our sales efforts without being successful in producing sales or growing client spend.
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
There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of sales and sales support personnel to support our growth. New sales personnel require significant training and can take a number of months to achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect and if our new sales personnel do not become fully productive on the timelines that we have projected, or at all, our revenue will not increase at anticipated rates, or at all, and our ability to achieve long-term projections may be negatively impacted. We may also be unable to hire or retain a sufficient number of qualified sales personnel. Furthermore, hiring sales personnel, particularly in new markets, requires additional costs that we may not recover if the sales personnel fail to achieve full productivity. If we are unable to hire and train a sufficient number of effective sales personnel, or if our sales personnel are not successful in obtaining new business or increasing sales to our existing user base, our business will be adversely affected.
Our user growth and engagement on mobile devices depend upon third parties maintaining open application marketplaces and effective operation with mobile operating systems, networks, and standards that we do not control.
Mobile devices are increasingly used for marketplace transactions. A significant and growing portion of our users access our platform through mobile devices, including through the use of mobile applications. Our mobile applications rely on third parties maintaining open application marketplaces, including the Apple App Store and Google Play, which make applications available for download and use on mobile devices. We cannot assure you that the marketplaces through which we distribute our applications will maintain their current structures or that such marketplaces will not charge us fees to list our applications for download. Additionally, there is no guarantee that popular mobile devices will continue to support our platform, that the use of mobile devices for marketplace transactions will be available on commercially reasonable terms, or that mobile device users will use our platform rather than competing products. We are dependent on the interoperability of our platform with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems that degrade the functionality of our website or applications or give preferential treatment to competitors could adversely affect our platform’s usage on mobile devices. Additionally, in order to deliver high-quality mobile products, it is important that our products are designed effectively and work well with a range of mobile devices, technologies, systems, networks, and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these devices, technologies, systems, networks, or standards. In the event that it is more difficult for our users to access and use our platform on their mobile devices or users find our mobile offering does not meet their needs, our competitors develop products and services that are perceived to operate more effectively on mobile devices, or if our users choose not to access or use our platform on their mobile devices or use mobile products that do not offer access to our platform, our user growth, user engagement, and business could be adversely impacted.
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
We may experience a decline in traffic to our website if third-party browser technologies are changed or search engine or other channels that we utilize to direct traffic to our website change their methodologies or rules to our disadvantage. We expect the search engines and other channels that we utilize to drive users to our website to continue to periodically change their algorithms, policies, and technologies. These changes may result in an interruption in users’ ability to access our website or impair our ability to maintain and grow the number of users that visit our website. We may also be forced to significantly increase marketing expenditures in the event that market prices for online advertising and paid listings escalate or our organic ranking decreases. Any of these changes could have an adverse impact on our business and operating results.
If we are unable to maintain our payment partner relationships on favorable terms, or at all, or if our payment partners cease providing services to us, our business could be adversely affected.
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
We currently host our platform, serve our users, and support our operations using AWS, a provider of cloud infrastructure services. We do not have control over the operations of the facilities of AWS that we use. AWS’s facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures, and similar events. The occurrence of any of these events, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions to our platform. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism, and other misconduct. Our platform’s continuing and uninterrupted performance is critical to our success and users may become dissatisfied by any system failure that interrupts our ability to provide our platform to them. We may not be able to easily switch our AWS operations to another cloud or other data center provider if there are disruptions or interference with our use of AWS, and, even if we do switch our operations, other cloud and data center providers are subject to the same risks. Sustained or repeated system failures could reduce the attractiveness of our platform to users, cause users to decrease their use of or cease using our platform, and adversely affect our business. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our platform. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service.
AWS does not have an obligation to renew its agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements or unable to renew on commercially reasonable terms, our agreements are prematurely terminated, or we add additional infrastructure providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new data center providers. If these providers increase the cost of their services, we may have to increase the fees to use our platform and our operating results may be adversely impacted.
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
We have voluntarily implemented an anti-money laundering program designed to address the risk of our platform being used to facilitate money laundering, terrorist financing, and other illicit activity. We also have policies, procedures, and sophisticated technology designed to allow us to comply with U.S. economic sanctions laws and prevent our platform from being used to facilitate business in countries, or with persons or entities, included on designated lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and equivalent foreign authorities. Although we have a program that we believe is reasonably designed to allow us to comply with applicable laws, rules, and regulations, we may still be subject to fines or other penalties in one or more jurisdictions levied by federal or state or local regulators, including state attorneys general, as well as those levied by foreign regulators in the event that we engage in any conduct, intentionally or not, that facilitates money laundering, terrorist financing, or other illicit activity, or that violates sanctions or otherwise constitutes sanctionable activity. Moreover, while we have implemented policies and procedures for compliance with OFAC regulations, including, among others, internet protocol-blocking logic designed to prevent users from using our services within the OFAC-sanctioned countries of North Korea, Syria, Iran, and the Crimea region of Ukraine, given the technical limitations in developing controls to prevent, among other things, the ability of users to place on our platform false or deliberately misleading information or to develop sanctions evasion methods, it is possible that we may inadvertently and without our knowledge provide services to individuals or entities that have been designated by OFAC or are located in a country subject to an embargo by the United States that may not be in compliance with the economic sanctions regulations administered by OFAC. A State Department advisory issued in July 2018 stated that “there are cases where North Korean companies exploit the anonymity provided by freelancing websites to sell their IT services to unwitting buyers.” Additionally, recent press reports have stated that North Korean operatives have used various social media applications and freelancing websites, including ours. Accordingly, although we have controls in place to detect and prevent such OFAC violations and our systems show no access from persons in North Korea, nor from any other OFAC-sanctioned jurisdictions, we may face higher levels of scrutiny by users, partners, and regulators due to the publishing of this advisory and such press reports. In addition to fines, penalties for failing to comply with applicable rules and regulations could include criminal and civil lawsuits, forfeiture of significant assets, or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny. In addition, any perceived or actual breach of compliance by us with respect to applicable laws, rules, and regulations could have a significant impact on our reputation and could cause us to lose existing users, prevent us from obtaining new users, cause payment partners to terminate or not renew their agreements with us, negatively impact investor sentiment about our company, require us to expend significant funds to remedy problems caused by violations and to avert further violations, and expose us to legal risk and potential liability, all of which may adversely affect our business, operating results, and financial condition and may cause the price of our common stock to decline. Further, even if we maintain proper controls and remain in compliance with OFAC regulations, should any of our competitors not implement sufficient OFAC controls and be found to have violated OFAC regulations, user perception of online freelance marketplaces in general may decrease and our business, brand, and reputation may be adversely affected.
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

We may be adversely affected by the withdrawal of the United Kingdom from the European Union.
In March 2017, the United Kingdom announced its decision to exit the European Union (“Brexit”). The United Kingdom’s withdrawal is currently scheduled to take effect in the second half of 2019, unless a further extension is agreed to; however, uncertainty remains as to what kind of post-Brexit agreement between the United Kingdom and the European Union (the “EU”), if any, may be approved by the UK Parliament. The ongoing uncertainty on the status of such an agreement sustains the possibility of the United Kingdom leaving the EU without any agreement in place, a so-called “hard Brexit,” which would likely cause significant economic disruption and further depress consumer confidence and the economy of the United Kingdom. Our results of operations derived from revenue earned from clients and freelancers in the United Kingdom may be adversely affected by the uncertainty surrounding the timing of the withdrawal and the future relationship between the United Kingdom and the EU, and those effects would be increased in the event of a hard Brexit. Brexit could also contribute to instability in global financial and foreign exchange markets, including volatility in the value of the Euro and the British Pound, which are currencies in which we transact business. In addition, we could be adversely impacted by changes in trade policies, labor, tax or other laws and regulations, and intellectual property rights and supply chain logistics. All or any one of these factors could adversely affect our business, revenue, financial condition and results of operations.
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
To grow our business, we anticipate that we will need to continue to establish and maintain relationships with third parties, such as staffing providers, banks, and payment processing and disbursement providers. For example, we work with third-party staffing providers that support our employment offering for our marketplace, Upwork Payroll, and premium offerings. As our agreements with third-party partners terminate or expire, we may be unable to renew or replace these agreements on favorable terms, or at all. Moreover, we cannot guarantee that the parties with which we have strategic relationships will continue to devote the resources necessary to expand our reach, increase our distribution or support an increased number of users and associated use cases. Further, some of our strategic partners offer, or could offer, competing products and services or also work with our competitors. As a result of these factors, many of our third-party partners may choose to develop alternative products and services in addition to, or in lieu of, our platform, either on their own or in collaboration with others, including our competitors. If we are unsuccessful in establishing or maintaining our relationships with third parties on favorable terms, our ability to compete or to grow our total revenue could be impaired and our operating results may be adversely impacted. Even if we are successful in establishing and maintaining these relationships with third parties on comparable terms, we cannot ensure that these relationships will result in increased usage of our platform or increased revenue.
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
Our business model involves enabling connections between freelancers and clients that contract directly through our platform. Freelancers and clients are free to negotiate any contract terms they choose, but we also provide optional service contract terms that they can elect to use. It is possible that disputes may arise between freelancers and clients with regard to their contract terms, work relationship, or otherwise, including with respect to service standards, payment, confidentiality, work product, and intellectual property ownership and infringement. If either party believes the contract terms were not met, our standard terms provide a mechanism for the parties to request assistance from us, and, for some contracts, if that is unsuccessful, they may choose to resolve the dispute with the help of a third-party arbitrator. Whether or not freelancers and clients decide to seek assistance from us, if these disputes are not resolved amicably, the parties might escalate to formal proceedings, such as by filing claims with a court or arbitral authority. Given our role in facilitating and supporting these arrangements, it is possible that claims will be brought against us directly as a result of these disputes, or that freelancers or clients may bring us into any claims filed against each other. Through our user agreements we disclaim responsibility and liability for any disputes between users (except with respect to the specified dispute assistance program); however, we cannot guarantee that these terms will, in all circumstances, be effective in preventing or limiting our involvement in user disputes. In addition, users may assert claims against us regarding their experience on our platform, including related to their search ranking results, their feedback ratings, our dispute resolution process, or admission or non-admission to the platform or other programs, including those designed to highlight successful freelancers. Even if these claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could result in legal, settlement, or other financial costs; divert the resources of our management; harm our reputation; and adversely affect our business and operating results.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of The Nasdaq Global Select Market, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an emerging growth company. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which would increase our costs and expenses.
In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve or otherwise change over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards (or changing interpretations of them), and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with these laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected. Being a public company and the associated rules and regulations makes it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executives and qualified members of our board of directors, particularly to serve on our audit, risk, and compliance committee, compensation committee, and nominating and governance committee.
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
As a public company, we will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting commencing with our annual report on Form 10-K for the year ending December 31, 2019. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on the effectiveness of our internal control over financial reporting, provided that our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first Annual Report required to be filed with the SEC following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Exchange Act, or the date we are no longer an emerging growth company, as defined in the JOBS Act. We could be an emerging growth company for up to five years following our IPO. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation. We are required to disclose changes made in our internal control and procedures on a quarterly basis. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.
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
We are evaluating and implementing additional procedures in order to remediate this material weakness, however, we cannot assure you that these or other measures will fully remediate the material weakness in a timely manner. At the beginning of 2016, we had 15 accounting and finance employees. As part of our remediation plan to address the material weakness identified above, we hired a new Chief Financial Officer in October 2017 and subsequently hired additional accounting and finance employees with the specific technical accounting and financial reporting experience necessary for a public company, including a senior director of technical accounting and reporting, a manager of technical accounting and reporting, a senior director of Sarbanes-Oxley compliance, a manager of revenue recognition, a senior manager of accounting operations, and additional treasury analysts. We have hired these personnel after considering the appropriateness of each individual’s experience and believe that these personnel are qualified to serve in their current respective roles. As of March 31, 2019, we had 28 accounting and finance employees. We believe the current staffing in our accounting and finance department is sufficient to meet our requirements as a public company. However, we will continue to assess the adequacy of our accounting and finance personnel and resources, and will add additional personnel, as well as adjust our resources, as necessary, commensurate with any increase in the size and complexity of our business. We also increased the depth and level of review procedures with regard to financial reporting and internal control procedures. Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. If we are unable to remediate the material weakness, or otherwise maintain effective internal control over financial reporting, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports in a timely manner. If our remediation of this material weakness is not effective, or if we experience additional material weaknesses or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock. We cannot assure you that all of our existing material weaknesses have been identified, or that we will not in the future identify additional material weaknesses. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business and results of operations and could adversely impact our business, operating results and financial condition.
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
Our business strategy may, from time to time, include acquiring other complementary products, technologies, or businesses. At any given time we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any acquisition, investment, or business relationship may result in unforeseen or additional operating difficulties, risks, and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, services, personnel, or operations of the acquired companies particularly if the key personnel of the acquired companies choose not to work for us, if an acquired company’s software is not easily adapted to work with ours, or otherwise. Acquisitions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for the development of our business. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown or additional risks and liabilities.
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
In 2017, we remeasured our deferred tax assets to the reduced federal corporate income tax rate, 35% to 21%, resulting in a reduction of $22.6 million in the value of its net deferred tax asset, which was entirely offset by the change in valuation allowance of $22.6 million. In 2019, we expect to continue to benefit from the Tax Act, which includes, among other items, a reduced federal corporate tax rate and accelerated depreciation deductions. At the same time, the legislation eliminates and restricts certain tax deductions including the business interest expense limitation and the repeal of the performance-based exception relating to executive compensation deduction exceeding $1.0 million. State conformity to the Tax Act’s provision is applied on jurisdiction-by-jurisdiction basis.
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
In connection with our Upwork Enterprise offering and for certain legacy clients, we advance payments to freelancers for invoiced services on behalf of the client and subsequently invoice the client for such services. In addition, in certain instances, we will advance payment on a freelancer invoice if the client issues a chargeback or their payment method is declined and the freelancer assigns us the right to recover any funds from the client. From time to time, clients fail to pay for these services rendered by a freelancer, and as a result, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the applicable enterprise agreement or our terms of service, including through arbitration or litigation. Furthermore, some clients may seek bankruptcy protection or other similar relief and fail to pay amounts due, or pay those amounts more slowly, either of which could adversely affect our operating results, financial position, and cash flow.
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
From time to time, we are subject to litigation. The outcome of any litigation (including class actions and individual lawsuits or arbitration), regardless of its merits, is inherently uncertain. Regardless of the merits of any claims that may be brought against us, pending or future litigation could result in a diversion of management’s attention and resources and reputational harm, and we may be required to incur significant expenses defending against these claims. If we are unable to prevail in litigation, we could incur substantial liabilities. We may also determine that the most cost-effective and efficient way to resolve a dispute is to enter into a settlement agreement. Where we can make a reasonable estimate of the liability relating to pending litigation and determine that it is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of uncertainties relating to litigation, the amount of our estimates could be wrong as determining reserves for pending litigation is a complex, fact-intensive process that is subject to judgment calls. Any adverse determination related to litigation or a settlement agreement could require us to change our technology or our business practices in costly ways, prevent us from offering certain products or services, require us to pay monetary damages, fines, or penalties, or require us to enter into royalty or licensing arrangements, and could adversely affect our operating results and cash flows, harm our reputation, or otherwise negatively impact our business.
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
In addition, the interest rates we pay under our Loan Agreement are derived from the prime rate, which has increased recently, and may increase in the future. Interest rate increases will result in us having to make higher interest payments and reduce the amount of working capital available to us. Our Loan Agreement also prohibits us from falling below an adjusted quick ratio. Our ability to comply with this covenant is dependent upon our future business performance.
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
We may require additional capital to fund our business and support our growth, including in connection with any future acquisitions or strategic investments, and any inability to generate or obtain such capital may adversely affect our operating results and financial condition.
In order to support our growth and respond to business challenges, such as developing new features or enhancements to our platform, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business and we intend to continue to make such investments. In addition, we may, from time to time, seek to acquire or strategically invest in other complementary products, technologies, or businesses. As a result, we may need to engage in equity or debt financings, in addition to our Loan Agreement, to provide the funds required for these investments, acquisitions, and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to that of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve additional restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.
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
We will remain an emerging growth company until the earliest of: (i) December 31, 2023, which is the last day of the fiscal year following the fifth anniversary of our IPO; (ii) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more; (iii) the date on which we have, during the previous rolling three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the date on which we qualify as a “large accelerated filer.” Based on our current stock price and ownership, we would be considered a “large accelerated filer” as of December 31, 2019 and would therefore be required to comply with all the reporting requirements applicable to other public companies including, but not limited to, the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act following December 31, 2019.
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
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market. The perception that these sales might occur may also cause the market price of our common stock to decline. We had a total of 106,729,758 shares of our common stock outstanding as of March 31, 2019. All shares of our common stock are freely tradable, generally without restrictions or further registration under the Securities Act of 1933, as amended (“Securities Act”) except that any shares held by our “affiliates” as defined in Rule 144 under the Securities Act would only be able to be sold in compliance with the volume and manner of sale restrictions of Rule 144.
In addition, as of March 31, 2019, we had outstanding (i) stock options that, if fully exercised, would result in the issuance of 23,304,831 shares of common stock and (ii) 1,087,759 unvested RSUs. We have filed registration statements on Form S-8 to register shares reserved for future issuance under our equity compensation plans. The shares issued upon exercise of outstanding stock options or settlement or outstanding RSUs will be available for immediate resale in the United States on the open market.

Moreover, certain holders of our common stock have rights, subject to certain conditions, to require us to file registration statements for the public resale of such shares or to include such shares in registration statements that we may file for us or other stockholders.
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
As of March 31, 2019, our executive officers, directors, current 5% or greater stockholders, and affiliated entities together beneficially owned the majority of our common stock. As a result, these stockholders, acting together, will have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In April 2019, we issued 333,685 shares of our common stock upon the cashless exercise of a warrant to purchase up to an aggregate of 398,331 shares of common stock. The offer, sale and issuance of these securities was deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act. The recipient of securities acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. The recipient of the securities was an accredited or sophisticated person and had adequate access, through business or other relationships, to information about us.

Item 6. Exhibits.

Filed or Furnished Herewith
Exhibit Number	Description
10.1	Third Amendment to Loan and Security Agreement, dated March 18, 2019, by and between Upwork and Silicon Valley Bank.	X
10.2	Upwork Performance Bonus Plan.	X
10.3	Sublease Agreement, dated February 25, 2019, by and between Upwork and Veritas Technologies LLC.	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
__________________________
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

UPWORK INC.

Date: May 8, 2019	By:	/s/ Stephane Kasriel
Stephane Kasriel
President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2019	By:	/s/ Brian Kinion
Brian Kinion
Chief Financial Officer (Principal Financial and Accounting Officer)