Form 10-Q
period 2019-06-30
Upwork Inc.
filed 2019-08-07
CIK 1627475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number: 001-38678
________________________________________________
UPWORK INC.
(Exact Name of Registrant as Specified in its Charter)
________________________________________________

Delaware	46-4337682
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2625 Augustine Drive, Suite 601 Santa Clara, California	95054
(Address of principal executive offices)	(Zip Code)
(650) 316-7500
(Registrant’s telephone number, including area code)

441 Logue Avenue, Mountain View, California 94043
(Former name, former address and former fiscal year, if changed since last report)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of July 31, 2019, there were 110,803,709 shares of the registrant’s common stock outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
UPWORK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$67,092	$129,128
Marketable securities	62,442	—
Funds held in escrow, including funds in transit	118,302	98,186
Trade and client receivables – net of allowance of $2,195 and $2,832 as of June 30, 2019 and December 31, 2018, respectively	51,447	22,315
Prepaid expenses and other current assets	6,554	6,253
Total current assets	305,837	255,882
Property and equipment, net	19,207	10,815
Goodwill	118,219	118,219
Intangible assets, net	4,670	6,004
Other assets, noncurrent	976	653
Total assets	$448,909	$391,573

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,521	$2,073
Escrow funds payable	118,302	98,186
Debt, current	32,574	5,671
Accrued expenses and other current liabilities	19,132	20,948
Deferred revenue	1,130	722
Total current liabilities	172,659	127,600
Debt, noncurrent	14,469	18,239
Other liabilities, noncurrent	4,148	1,989
Total liabilities	191,276	147,828

Commitments and contingencies (Note 5)

Stockholders’ equity
Common stock, $0.0001 par value; 490,000,000 shares authorized as of June 30, 2019 and December 31, 2018; 110,708,530 and 106,454,321 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	11	11
Additional paid-in capital	407,876	387,233
Accumulated deficit	(150,254)	(143,499)
Total stockholders' equity	257,633	243,745
Total liabilities and stockholders' equity	$448,909	$391,573
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$74,256	$62,681	$143,180	$121,899
Cost of revenue	21,588	20,457	42,713	40,074
Gross profit	52,668	42,224	100,467	81,825
Operating expenses
Research and development	15,696	12,812	31,496	26,303
Sales and marketing	24,479	16,414	44,997	36,087
General and administrative	14,113	11,219	29,790	22,395
Provision for transaction losses	855	1,450	1,492	2,720
Total operating expenses	55,143	41,895	107,775	87,505
Income (loss) from operations	(2,475)	329	(7,308)	(5,680)
Interest expense	357	556	730	1,085
Other (income) expense, net	(832)	173	(1,311)	422
Loss before income taxes	(2,000)	(400)	(6,727)	(7,187)
Income tax provision	(27)	(12)	(28)	(9)
Net loss	$(2,027)	$(412)	$(6,755)	$(7,196)

Net loss per share, basic and diluted	$(0.02)	$(0.01)	$(0.06)	$(0.21)
Weighted-average shares used to compute net loss per share, basic and diluted	108,683	35,105	107,665	34,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)
(Unaudited)

Three Months Ended June 30, 2019	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of March 31, 2019	—	$—	106,729,758	$11	$392,188	$(148,227)	$243,972
Issuance of common stock upon exercise of stock options and common stock warrants	—	—	3,645,434	—	9,583	—	9,583
Stock-based compensation expense	—	—	—	—	2,528	—	2,528
Issuance of common stock for settlement of RSUs	—	—	53,030	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	—	—	280,308	—	3,577	—	3,577
Net loss	—	—	—	—	—	(2,027)	(2,027)
Balances as of June 30, 2019	—	$—	110,708,530	$11	$407,876	$(150,254)	$257,633

Three Months Ended June 30, 2018	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances as of March 31, 2018	61,279,079	$166,486	34,654,360	$4	$95,327	$(130,376)	$(35,045)
Issuance of common stock upon exercise of stock options and common stock warrants	—	—	1,225,643	—	3,053	—	3,053
Stock-based compensation expense	—	—	—	—	1,793	—	1,793
Net loss	—	—	—	—	—	(412)	(412)
Balances as of June 30, 2018	61,279,079	$166,486	35,880,003	$4	$100,173	$(130,788)	$(30,611)

Six Months Ended June 30, 2019	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2018	—	$—	106,454,321	$11	$387,233	$(143,499)	$243,745
Issuance of common stock upon exercise of stock options and common stock warrants	—	—	3,918,539	—	10,350	—	10,350
Stock-based compensation expense	—	—	—	—	6,716	—	6,716
Issuance of common stock for settlement of RSUs	—	—	55,362	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	—	—	280,308	—	3,577	—	3,577
Net loss	—	—	—	—	—	(6,755)	(6,755)
Balances as of June 30, 2019	—	$—	110,708,530	$11	$407,876	$(150,254)	$257,633

Six Months Ended June 30, 2018	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances as of December 31, 2017	61,279,079	$166,486	33,740,323	$3	$92,222	$(123,592)	$(31,367)
Issuance of common stock upon exercise of stock options and common stock warrants	—	—	2,139,680	1	4,270	—	4,271
Stock-based compensation expense	—	—	—	—	3,681	—	3,681
Net loss	—	—	—	—	—	(7,196)	(7,196)
Balances as of June 30, 2018	61,279,079	$166,486	35,880,003	$4	$100,173	$(130,788)	$(30,611)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,755)	$(7,196)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for transaction losses	1,038	2,720
Depreciation and amortization	2,827	2,255
Amortization of debt issuance costs	26	51
Amortization of discount on purchases of marketable securities	(665)	—
Change in fair value of redeemable convertible preferred stock warrant liability	—	359
Change in fair value of Tides Foundation common stock warrant	377	—
Stock-based compensation expense	6,926	3,681
Loss on disposal of fixed assets	—	33
Changes in operating assets and liabilities:
Trade and client receivables	(30,288)	(8,620)
Prepaid expenses and other assets	(701)	(572)
Accounts payable	(589)	261
Accrued expenses and other liabilities	(430)	17,333
Deferred revenue	408	98
Net cash provided by (used in) operating activities	(27,826)	10,403
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(86,567)	—
Sale of marketable securities	24,800	—
Decrease (increase) in restricted cash	150	(100)
Purchases of property and equipment	(7,435)	(1,297)
Internal-use software and platform development costs	(2,182)	(1,945)
Net cash used in investing activities	(71,234)	(3,342)
CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in funds held in escrow, including funds in transit	(20,116)	5,694
Changes in escrow funds payable	20,116	(5,694)
Proceeds from exercises of stock options and common stock warrants	10,340	4,271
Proceeds from borrowings on debt	50,000	—
Repayment of debt	(26,893)	—
Proceeds from employee stock purchase plan	3,577	—
Payments of costs related to the initial public offering	—	(1,596)
Net cash provided by financing activities	37,024	2,675
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(62,036)	9,736
Cash and cash equivalents, beginning of period	129,128	21,595
Cash and cash equivalents, end of period	$67,092	$31,331
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$714	$1,053
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchased but not yet paid	$3,140	$355
Unpaid deferred offering costs	$—	$1,505
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1—Organization and Description of Business
Upwork Inc. (the “Company” or “Upwork”) operates an online marketplace that enables businesses (“clients”) to find and work with highly-skilled independent professionals (“freelancers,” and, together with clients, “users”). The Company was originally incorporated in the state of Delaware in December 2013 prior to and in connection with the combination (the “Elance-oDesk Combination”) of Elance, Inc. (“Elance”) and oDesk Corporation (“oDesk”). The Company changed its name to Elance-oDesk, Inc. shortly before the Elance-oDesk Combination in March 2014, and later to Upwork Inc. in May 2015. In 2015, the Company relaunched as Upwork and commenced consolidation of its two operating platforms. In 2016, following completion of the platform consolidation, the Company began operating under a single platform. The Company is currently headquartered in Santa Clara, California.
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
Marketable Securities
Beginning in 2019, the Company purchased various short-term, marketable securities consisting of commercial paper, treasury bills, and U.S. government securities, all of which have contractual maturities within 12 months from the date of purchase and are classified as available-for-sale marketable securities. These marketable securities are carried at estimated fair value with unrealized gains and losses, net of taxes, included within the stockholders’ equity section of the Company’s condensed consolidated balance sheet. The Company periodically reviews its available-for-sale marketable securities for other-than-temporary impairments. The Company considers factors such as the duration, severity, and the reason for any decline in value, the potential recovery period, and its intent to sell. For debt securities, the Company also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis and (ii) the amortized cost basis cannot be recovered as a result of credit losses. Unrealized losses are charged against other (income) expense, net when a decline in fair value is determined to be other-than-temporary. The Company determines realized gains or losses from the sale of marketable securities on a specific identification method and records such gains or losses as other (income) expense, net within the Company’s condensed consolidated statements of operations.

Income Taxes
The Company’s income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in the quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on the deferred tax assets as it is more likely than not that some, or all, of the Company’s deferred tax assets will not be realized. The Company continues to maintain a full valuation allowance against its net deferred tax assets. Due to tax losses and the offsetting valuation allowance, the income tax provision for the three and six months ended June 30, 2019 and 2018, respectively, was immaterial to the Company’s condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
As an emerging growth company (“EGC”), the Company is permitted by the Jumpstart Our Business Startups Act (the “JOBS Act”) to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act. As a result, so long as it remains an EGC, the Company’s financial statements may not be comparable to the financial statements of issuers that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies.
Effective as of December 31, 2019, the Company will cease to qualify as an EGC. As a result, the Company will be required to comply with the requirements for adoption of new or revised accounting pronouncements applicable to public companies. Specifically, the Company will be required to accelerate the adoption of certain accounting standards previously disclosed in its Annual Report as follows:

Accounting Pronouncement	Previously Disclosed Effective Date	Accelerated Effective Date
2017-04, Intangibles—Goodwill and Others (Topic 350): Simplifying the Test for Goodwill Impairment	For the year ending December 31, 2021	For the year ending December 31, 2020
2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities	Fiscal years beginning after December 15, 2019	Fiscal years beginning after December 15, 2018
2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting	Fiscal year ending on December 31, 2020	Fiscal year ending on December 31, 2019
2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement	Fiscal year ending on December 31, 2021	Fiscal year ending on December 31, 2020
2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract	Fiscal year ending on December 31, 2021	Fiscal year ending on December 31, 2020
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
The Company plans to adopt the new standard for the year ending December 31, 2019 during the fourth quarter of 2019, using the modified retrospective method. Interim reporting under the new standard will not be required until 2020. The Company is continuing to evaluate the potential impact that the implementation of this standard will have on its consolidated financial statements, specifically related to the following items:

•	identification of performance obligations;

•	principal agent considerations;

•	whether costs to obtain a contract with a customer will be capitalized or expensed, as well as the timing of recording such capitalization or expense;

•	timing of revenue recognition; and

•	revenue disclosures which are expected to expand and may require judgment in certain areas.
The Company has concluded that the discounts offered under the Company’s tiered pricing program for freelancer service fees will result in a deferral of revenue under ASC 606. However, the Company has not yet determined the potential adjustment amount. The Company currently does not expect significant changes to its systems and processes from the adoption of the new standard.
In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 makes targeted improvements to GAAP regarding financial instruments. ASU 2016-01 eliminates the requirement to classify investments in equity securities with readily determinable fair values into trading or available-for-sale categories and requires those equity securities to be measured at fair value with changes in fair value recognized in net earnings rather than in other comprehensive income. ASU 2016-01 also revises certain presentation and disclosure requirements. Under ASU 2016-01, accounting for investments in debt securities remains essentially unchanged. The guidance is effective for the Company for fiscal year 2019 and interim periods beginning fiscal year 2020. Early adoption is not permitted. The Company has not yet evaluated the impact of adopting this guidance on its consolidated financial statements and related disclosures.
In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842), related to how an entity should recognize lease assets and lease liabilities. The guidance specifies that an entity that is a lessee under lease agreements should recognize lease assets and lease liabilities for those leases classified as operating leases under previous FASB guidance. Accounting for leases by lessors is largely unchanged under the new guidance. In 2018, the FASB also approved an amendment that would permit the option to adopt the new standard prospectively as of the effective date, without adjusting comparative periods presented. Since the Company will no longer qualify as an EGC as of December 31, 2019, it expects to adopt the new lease standard for its annual results for the period ending December 31, 2019. The Company anticipates the effect of adopting this update will be recognizing right-of-use assets and corresponding lease liabilities for leases where the Company is the lessee, primarily comprised of leases for facilities. The Company is currently evaluating the impact to its condensed consolidated financial statements and related disclosures but expects the adoption of this standard to have a material impact on assets and liabilities related to leases.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments in this update represent changes to clarify, correct errors in, or improve the Codification. In May 2019, the FASB issued 2019-05, Financial Instruments—Credit Losses (Topic 326). The amendments in this update provide entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments—Overall, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of Topic 326. The guidance is effective for the Company for fiscal year 2020 with early adoption permitted. The standard requires a modified retrospective method of adoption. The Company has not yet evaluated the impact of these standard updates on its consolidated financial statements and related disclosures.

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
The Company’s financial instruments that are carried at fair value consist of Level I and Level II assets as of June 30, 2019 and December 31, 2018. The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	June 30, 2019
	Level I	Level II	Level III	Total
Cash equivalents
Money market funds	$51,169	$—	$—	$51,169
Commercial paper	—	2,498	—	2,498
Marketable securities
Commercial paper	—	42,481	—	42,481
Treasury bills	4,991	—	—	4,991
U.S. government securities	14,970	—	—	14,970
Total financial assets	$71,130	$44,979	$—	$116,109

	December 31, 2018
	Level I	Level II	Level III	Total
Cash equivalents—money market funds	$117,138	$—	$—	$117,138
Total financial assets	$117,138	$—	$—	$117,138
Prior to the IPO, the Company measured its redeemable convertible preferred stock warrant liability at fair value on a recurring basis, and it was classified within Level III because the warrants were valued using a Black-Scholes valuation model, for which some inputs were unobservable in the market. For the three and six months ended June 30, 2018, the Company recorded $0.1 million and $0.4 million, respectively, related to the revaluation of its redeemable convertible preferred stock warrant liability, which is included in other (income) expense, net in the Company’s condensed consolidated statement of operations.

Upon the closing of the IPO in October 2018, the redeemable convertible preferred stock warrant converted to a common stock warrant. As such, the Company reclassified its redeemable convertible preferred stock warrant liability to additional paid-in capital.

Note 4—Balance Sheet Components
Cash and Cash Equivalents
Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Cash	$13,425	$11,990
Money market funds	51,169	117,138
Commercial paper	2,498	—
Total cash and cash equivalents	$67,092	$129,128
Marketable Securities
Marketable securities consisted of the following (in thousands):

June 30, 2019
Commercial paper	$42,481
Treasury bills	4,991
U.S. government securities	14,970
Total marketable securities	$62,442
For the three and six months ended June 30, 2019, the gross unrealized gains and losses on the Company’s marketable securities were immaterial. As of June 30, 2019, the Company considered any decreases in market value to be temporary in nature and did not consider any of the Company’s marketable securities to be other-than-temporarily impaired. As such, the Company did not record any impairment charges with respect to its marketable securities during the three and six months ended June 30, 2019.
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Computer equipment and software	$3,750	$3,189
Internal-use software and platform development	8,820	6,287
Leasehold improvements	10,433	5,783
Office furniture and fixtures	2,291	2,545
Total property and equipment	25,294	17,804
Less: accumulated depreciation	(6,087)	(6,989)
Property and equipment, net	$19,207	$10,815
For the three months ended June 30, 2019 and 2018, depreciation expense related to property and equipment was $0.6 million and $0.5 million, respectively. For the six months ended June 30, 2019 and 2018, depreciation expense related to property and equipment was $1.4 million and $0.9 million, respectively.
For the three months ended June 30, 2019 and 2018, the Company capitalized $1.4 million and $1.3 million of internal-use software and platform development costs, respectively. For the six months ended June 30, 2019 and 2018, the Company capitalized $2.5 million and $1.9 million of internal-use software and platform development costs, respectively.
Amortization expense related to the capitalized internal-use software and platform development costs was immaterial for the three and six months ended June 30, 2019. For the three and six months ended June 30, 2018, there was no amortization expense related to the internal-use software and platform development costs as the underlying assets had not been placed into service as of June 30, 2018.

Intangible Assets, Net
All of the Company’s identifiable intangible assets were acquired in March 2014 from the Elance-oDesk Combination. Intangible assets, net consisted of the following (in thousands):

	June 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	$2,293	$2,293	$—
User relationships	18,678	14,008	4,670
Developed technology	10,356	10,356	—
Domain names	529	529	—
Total	$31,856	$27,186	$4,670

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	$2,293	$2,293	$—
User relationships	18,678	12,674	6,004
Developed technology	10,356	10,356	—
Domain names	529	529	—
Total	$31,856	$25,852	$6,004
For each of the three and six months ended June 30, 2019 and 2018, amortization expense of intangible assets was $0.7 million and $1.3 million, respectively. Amortization expense is included in general and administrative expenses. As of June 30, 2019, the remaining useful life for user relationships was 1.8 years. As of December 31, 2018, the remaining useful life for user relationships was 2.3 years.
As of June 30, 2019, the estimated future amortization expense for the acquired intangible assets was as follows (in thousands):

June 30, 2019
Remainder of 2019	$1,334
2020	2,668
2021	668
Total estimated future amortization expense	$4,670
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued compensation and related benefits	$3,712	$9,314
Accrued freelancer costs	799	2,465
Accrued indirect taxes	2,192	1,630
Accrued vendor expenses	11,150	6,002
Accrued payment processing fees	776	715
Other	503	822
Total accrued expenses and other current liabilities	$19,132	$20,948

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
In February 2019, the Company entered into an agreement for a non-cancellable operating lease for new office space in Santa Clara, California. From June 1, 2019 through October 15, 2028, total minimum lease payments under the lease agreement are $14.3 million, with lease payments ranging from $1.4 million to $1.8 million per year. The Company took possession of the Santa Clara office space for its corporate headquarters during the first quarter of 2019 and moved its corporate headquarters and related operations in the second quarter of 2019 shortly after the termination of its Mountain View, California office lease. As a result, the Company accelerated the depreciation expense of its leasehold improvements and furniture and fixtures on the cease-use date for the space exited in May 2019, which was immaterial for the three and six months ended June 30, 2019.
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
As of June 30, 2019, future aggregate minimum lease payments under the non-cancellable operating leases, net of sublease income, were as follows (in thousands):

June 30, 2019
Remainder of 2019	$1,722
2020	5,921
2021	6,405
2022	6,588
2023	6,776
Thereafter	13,137
Less: sublease income	(656)
Total	$39,893
For the three months ended June 30, 2019 and 2018, rent expense was $1.5 million and $0.9 million, respectively. For the six months ended June 30, 2019 and 2018, rent expense was $2.7 million and $1.9 million, respectively.

Letters of Credit
In conjunction with the operating lease agreements, as of June 30, 2019 and December 31, 2018, the Company had four and three irrevocable letters of credit outstanding, respectively, in the aggregate amount of $1.1 million and $0.8 million, respectively. The letters of credit are collateralized by restricted cash in the same respective amounts and begin to expire in 2019. No amounts had been drawn against these letters of credit as of June 30, 2019 and December 31, 2018.
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
As of June 30, 2019 and December 31, 2018, the Company was not a party to any material legal proceedings or claims, nor is the Company aware of any pending or threatened litigation or claims that could reasonably be expected to have a material adverse effect on its business, operating results, cash flows, or financial condition. Accordingly, the Company has determined that the existence of a material loss as of this date is neither probable nor reasonably possible.
Indemnification
The Company has indemnification agreements with its officers, directors, and certain key employees to indemnify them while they are serving in good faith in their respective positions. In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to vendors and other parties, including, but not limited to, losses arising out of the Company’s breach of such agreements. In addition, subject to the terms of the applicable agreement, as part of the Company’s Upwork Enterprise offering, the Company indemnifies clients that subscribe to worker classification services for losses arising from worker misclassification and intellectual property claims made by third parties relating to the use of the Company’s platform. The Company also indemnifies clients utilizing its Upwork Business offering for losses arising from intellectual property claims made by third parties relating to the use of the Company’s platform, subject to the terms of the applicable agreement. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the facts and circumstances involved in each particular provision.

Note 6—Debt
The following table presents the carrying value of the Company’s debt obligations as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
First Term Loan—18 months of interest-only payments ended in March 2019 followed by 36 equal monthly installments of principal plus interest, maturing March 2022; interest at prime plus 0.25% per annum	$13,750	$15,000
Second Term Loan—11 months of interest-only payments ended in October 2018 followed by 47 equal monthly installments of principal plus interest, maturing September 2022. As of September 30, 2018, the Company achieved trailing six-month EBITDA of at least $1.0 million; as a result, the interest-only repayment period extended to March 2019, followed by 42 equal monthly installments of principal plus interest; bears interest at prime plus 5.25% per annum. As a result of the IPO, the interest rate was reduced to prime plus 0.25% per annum in the fourth quarter of 2018	8,357	9,000
Line of credit—interest at prime with accrued interest due monthly; matures September 2020	25,000	—
Total debt	47,107	24,000
Less: unamortized debt discount issuance costs	(64)	(90)
Balance	47,043	23,910
Debt, current	(32,574)	(5,671)
Debt, noncurrent	$14,469	$18,239
Weighted-average interest rate	5.96%	6.89%
Under the Company’s Loan and Security Agreement, as amended (the “Loan Agreement”), the aggregate amount of the facility was up to $49.0 million, consisting of a term loan in the original principal amount of $15.0 million (the “First Term Loan”), a term loan in the original principal amount of $9.0 million (the “Second Term Loan” and, together with the First Term Loan, the “Term Loans”) and a revolving line of credit, which permits borrowings of up to $25.0 million subject to customary conditions. Among other things, the Company may only borrow funds under the revolving line of credit if, after giving effect thereto, total borrowings under the line of credit do not exceed a specified percentage of eligible trade and client accounts receivable.
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
In March 2019, the Company entered into a third amendment (the “Third Amendment”) to the Loan Agreement, which, among other changes, (i) amended the adjusted quick ratio financial covenant to provide that the Company will maintain an adjusted quick ratio of 1.75 to 1.00 (previously 1.30 to 1.00), (ii) reduced the frequency with which the Company is required to provide certain financial information to the lender during periods in which it maintains an adjusted quick ratio of 2.50 to 1.00, and (iii) eliminated the minimum EBITDA covenant with which the Company was required to comply. The Company was in compliance with its covenants under the Loan Agreement as of June 30, 2019 and December 31, 2018.
To the extent the Company has not yet collected funds for hourly billings from clients that are in-transit due to timing differences in receipt of cash from clients, the Company may utilize the revolving line of credit to satisfy customary escrow funding requirements. The Company drew down $25.0 million under the revolving line of credit for such purpose in each of March and June 2019, which the Company subsequently repaid in April and July 2019, respectively. See “Note 14—Subsequent Events.”
Pursuant to the terms of the Loan Agreement, in April 2019, the Company commenced repayment on the Term Loans. During the three months ended June 30, 2019, the Company repaid $1.3 million related to the First Term Loan and $0.6 million related to the Second Term Loan.

Amortization expense related to the debt discount was immaterial for the three and six months ended June 30, 2019 and 2018.

Note 7—Redeemable Convertible Preferred Stock
Prior to the IPO, the Company financed its operations and capital expenditures primarily through sales of convertible preferred stock, bank borrowings, and utilization of cash generated from operations in the periods in which the Company generated cash flows from operations.
As a result of the IPO, all of the Company’s 61,279,079 shares of then-outstanding redeemable convertible preferred stock automatically converted into shares of common stock on a one-for-one basis. Therefore, there were no issued or outstanding shares of redeemable convertible preferred stock as of June 30, 2019 and December 31, 2018.

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
Prior to the IPO, the Company estimated the fair value of its redeemable convertible preferred stock warrant using the Black-Scholes valuation model. For the three and six months ended June 30, 2018, the Company recorded $0.1 million and $0.4 million, respectively, related to the revaluation of its redeemable convertible preferred stock warrant liability, which is included in other (income) expense, net in the Company’s condensed consolidated statement of operations.
Upon completion of the IPO, this warrant converted to a common stock warrant exercisable for the same number of shares and was reclassified to additional paid-in capital. The common stock warrant was outstanding and exercisable as of December 31, 2018. In April 2019, this common stock warrant was exercised in full at a total cost of $1.2 million. In lieu of a cash payment, the holder of the warrant surrendered 64,646 shares of common stock to cover the exercise price. The Company issued 333,685 shares of common stock upon the exercise of this common stock warrant.
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
This warrant is exercisable as to 1/10th of the shares on each anniversary of the IPO, with proceeds from the sale of such shares to be donated in accordance with the Company’s directive. For the three and six months ended June 30, 2019, the Company recorded $0.2 million and $0.4 million of expense, respectively, related to the revaluation of this warrant, which is included in general and administrative expense in the Company’s condensed consolidated statement of operations.

Note 9—Common Stock
Holders of common stock are entitled to one vote per share and are entitled to receive dividends, if any, on a pro rata basis whenever funds are legally available and when, as, and if declared by the Company’s board of directors.
As of June 30, 2019 and December 31, 2018, the Company was authorized to issue 490,000,000 shares of common stock. As of June 30, 2019 and December 31, 2018, the Company had reserved shares of common stock for future issuance as follows:

	June 30, 2019	December 31, 2018
Options issued and outstanding	19,771,277	23,774,279
RSUs issued and outstanding	1,213,337	288,460
Warrant to purchase common stock	500,000	898,331
Remaining shares reserved for future issuances under 2018 Equity Incentive Plan	15,320,498	10,558,306
Remaining shares reserved for futures issuances under 2018 Employee Stock Purchase Plan	2,271,326	1,700,000
Total	39,076,438	37,219,376

Note 10—Stock-Based Compensation
Equity Incentive Plans
The following table summarizes activity under the Company’s stock option plans:

	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2018	23,774,279	$3.71	7.10	$342,262
Exercised	(3,584,854)	2.89
Forfeited and canceled	(418,148)	4.78
Balances at June 30, 2019	19,771,277	$3.84	6.81	$241,977
In 2018, the Company’s board of directors and stockholders each adopted the 2018 Equity Incentive Plan (the “2018 EIP”), which became effective on the date immediately prior to the date of the IPO. Awards granted under the 2018 EIP may be (i) incentive stock options, (ii) nonqualified stock options, (iii) restricted stock units (“RSUs”), (iv) restricted stock awards, or (v) stock appreciation rights, as determined by the Company’s board of directors at the time of grant.
The following table summarizes the RSU activity and related information under the 2018 EIP:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value
Unvested balance at December 31, 2018	288,460	$15.00
Granted	1,025,786	19.16
Vested	(55,362)	15.30
Forfeited and canceled	(45,547)	18.22
Unvested balance at June 30, 2019	1,213,337	$18.38
Pursuant to the terms of the 2018 EIP, in January 2019, the number of shares available for grant was increased by 5,322,716 shares.
In July 2018, the Company’s board of directors granted an option exercisable for up to 1,860,000 shares of common stock to the Company’s Chief Executive Officer under the 2018 EIP (the “CEO Award”). The vesting and exercisability of the CEO Award is contingent upon the recipient’s continuous service as the Chief Executive Officer and the achievement of certain measurement objectives during three separate measurement periods within the period of time beginning on January 1, 2019 and ending on December 31, 2023. Each reporting period, the Company assesses the probability that the performance criteria will be met and records expense for those shares that are probable of vesting. As of June 30, 2019, the Company determined that vesting of the CEO Award was not probable. As a result, the Company reversed the full amount of previously recorded expense related to the CEO Award, which amounted to $1.4 million and $0.9 million for the three and six months ended June 30, 2019, respectively.
In February 2019, the Company’s board of directors approved the omnibus Performance Bonus Plan along with the performance criteria and bonus pool for 2019 (the “Bonus Plan”), which provides for the payment of bonus compensation to selected employees of the Company, including the Company’s executive officers, upon the achievement of certain performance criteria. In lieu of a cash payment, bonus payments to certain of the Company’s management team will be paid in the form of fully vested RSUs issued from the 2018 EIP. The ultimate number of fully vested RSUs to be granted will be determined by dividing (A) the total dollar value of the bonus that would be delivered in cash by (B) the closing stock price on the day prior to the award grant date, which is expected to occur in the first quarter of 2020. The payment of the bonus in fully vested RSUs requires accounting as a stock-based award under U.S. GAAP. Because the number of fully vested RSUs to be granted is dependent upon the future closing price of the Company’s common stock, the Company has classified this award as a liability within its condensed consolidated balance sheet as of June 30, 2019. Each reporting period, the Company assesses the probability that the performance criteria will be met and records expense for those shares that are probable of vesting.

Employee Stock Purchase Plan
In 2018, the Company’s board of directors and stockholders each adopted the 2018 Employee Stock Purchase Plan (the “2018 ESPP”), which became effective upon the completion of the IPO. Pursuant to the terms of the 2018 ESPP, in January 2019, the number of shares of common stock available for issuance was increased by 851,634 shares.
During the three months ended June 30, 2019, the Company issued 280,308 shares of common stock under the 2018 ESPP.
Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue	$73	$53	$217	$105
Research and development	1,686	538	3,066	1,088
Sales and marketing	583	331	1,225	671
General and administrative	289	871	2,418	1,817
Total stock-based compensation	$2,631	$1,793	$6,926	$3,681
Stock-based compensation expense related to non-employee stock option grants was immaterial for the three and six months ended June 30, 2019 and 2018.
The amount of stock-based compensation capitalized to internal-use software and platform development costs for the three and six months ended June 30, 2019 and 2018 was immaterial
Prior to the IPO, certain common stockholders (who were employees or former employees of the Company) sold shares of the Company’s common stock in secondary market transactions. In 2018, one such transaction occurred. The incremental value between the sale price and the fair value of the common stock at the date of sale aggregated to an immaterial amount of stock-based compensation expense for the three and six months ended June 30, 2018.

Note 11—Net Loss per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(2,027)	$(412)	$(6,755)	$(7,196)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	108,683,099	35,104,769	107,665,492	34,651,331

Net loss per share, basic and diluted	$(0.02)	$(0.01)	$(0.06)	$(0.21)
The following potentially dilutive shares were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	As of June 30,
	2019	2018
Options to purchase common stock	19,771,277	22,932,222
Common stock issuable upon conversion of redeemable convertible preferred stock	—	61,279,079
Common stock issuable upon exercise of common stock warrants	500,000	500,000
Common stock issuable upon exercise and redeemable conversion of preferred stock warrants	—	398,331
Common stock issuable upon vesting of restricted stock units	1,213,337	—
Common stock issuable in connection with employee stock purchase plan	802,389	—
Total	22,287,003	85,109,632

Note 12—Segment and Geographical Information
The Company operates as one operating and reportable segment for purposes of allocating resources and evaluating financial performance.
The following table sets forth total revenue by type of service for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Marketplace	$66,201	$55,454	$127,104	$107,413
Managed services	8,055	7,227	16,076	14,486
Total revenue	$74,256	$62,681	$143,180	$121,899
The Company generates its revenue from freelancers and clients. The following table sets forth total revenue by geographic area based on the billing address of its freelancers and clients for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Freelancers
United States	$12,486	$9,554	$24,374	$18,657
India	6,904	6,467	13,534	12,573
Philippines	4,929	4,203	9,506	8,158
Rest of world	22,588	20,159	44,283	39,184
Total freelancers	46,907	40,383	91,697	78,572
Clients
United States	21,431	18,187	39,105	33,649
Rest of world	5,918	4,111	12,378	9,678
Total clients	27,349	22,298	51,483	43,327
Total revenue	$74,256	$62,681	$143,180	$121,899
Substantially all of the Company’s long-lived assets were located in the United States as of June 30, 2019 and December 31, 2018.

Note 13—401(k) Plan
The Company offers the Upwork Retirement Savings Plan (the “Retirement Plan”), a defined contribution plan that allows employees to contribute a portion of their salary, subject to the annual limits. Under the Retirement Plan, eligible employees may defer a portion of their pretax salaries, but not more than the statutory limits. The Retirement Plan provides for a discretionary employer matching contribution. The Company makes matching contributions equal to 50% of each dollar contributed, subject to a maximum contribution of $5,000 annually per participant. The Company’s total expense for the matching contributions was $0.5 million and $0.3 million for the three months ended June 30, 2019 and 2018, respectively. The Company’s total expense for the matching contributions was $1.4 million and $1.1 million for the six months ended June 30, 2019 and 2018, respectively.
Note 14—Subsequent Events
In July 2019, the Company repaid $25.0 million outstanding under the Company’s line of credit that was drawn down in June in order to satisfy the Company’s escrow funding requirements as of June 30, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with the section titled “Risk Factors” and the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, as well as assumptions that they may never materialize or that may be proven incorrect. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors,” and in other parts of this Quarterly Report.
Overview
We operate the largest online marketplace that enables businesses to find and work with highly-skilled freelancers, as measured by gross services volume (“GSV”). GSV represents the total amount that clients spend on both our marketplace offerings and our managed services offering, as well as additional fees we charge to both clients and freelancers for other services. Freelancers are an increasingly sought-after, critical, and expanding segment of the global workforce. We define freelancers as users of our platform that advertise and provide services to clients through our platform, and we define clients as users of our platform that work with freelancers through our platform. The freelancers on our platform include independent professionals and agencies of varying sizes. The clients on our platform range in size from small businesses to Fortune 500 companies. In over 180 countries, our platform enabled $0.5 billion and $0.4 billion of GSV for the three months ended June 30, 2019 and 2018, respectively, and $1.0 billion and $0.8 billion of GSV for the six months ended June 30, 2019 and 2018, respectively. For purposes of determining countries where we enable GSV, we include both the countries in which the clients that paid for the applicable services are located, as well as the countries in which the freelancers that provided those services are located.
We generate a majority of our revenue from fees charged to freelancers. We also generate revenue through fees charged to clients for transacting payments through our platform and fees for premium offerings, as well as foreign currency exchange fees and Upwork Payroll service fees. In addition, we provide a managed services offering where we engage freelancers to complete projects, directly invoice the client, and assume responsibility for work performed by the freelancers. For the three months ended June 30, 2019 and 2018, we generated total revenue of $74.3 million and $62.7 million, respectively, representing a period-over-period increase of 18%. For the six months ended June 30, 2019 and 2018, we generated total revenue of $143.2 million and $121.9 million, respectively, representing a period-over-period increase of 17%.
For the three months ended June 30, 2019, we generated a net loss of $2.0 million and our adjusted EBITDA was $1.6 million, compared to a net loss of $0.4 million and adjusted EBITDA of $3.3 million for the three months ended June 30, 2018. For the six months ended June 30, 2019, we generated a net loss of $6.8 million and our adjusted EBITDA was $2.8 million, compared to a net loss of $7.2 million and adjusted EBITDA of $0.3 million for the six months ended June 30, 2018. Adjusted EBITDA is a financial measure that is not prepared in accordance with, and is not an alternative to, financial measures prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). See the section titled “Key Financial and Operational Metrics—Non-GAAP Financial Measures” below for a definition of adjusted EBITDA and information regarding our use of adjusted EBITDA and a reconciliation of net loss to adjusted EBITDA.

Key Financial and Operational Metrics
We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Our key metrics were as follows as of or for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in thousands)
GSV	$518,761	$432,284	$1,005,690	$834,532
Marketplace revenue	66,201	55,454	127,104	107,413
Adjusted EBITDA (1)	1,576	3,313	2,822	256

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

	As of June 30,
	2019	2018

	(in thousands, except percentages)
Core clients	115.7	95.7
Client spend retention	105%	106%
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
Core Clients
We define a core client as a client that has spent in the aggregate at least $5,000 since it began using our platform and also had spend-activity on our platform during the twelve months preceding the date of measurement. This includes the total amount spent by the client on both the Elance and oDesk platforms for the periods prior to the consolidation of the two platforms as described in “Note 1—Organization and Description of Business” of our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. We believe $5,000 is an important spend milestone as it indicates that the client is actively using our platform. Historically, these core clients have been more likely to continue using our platform. We continue to see businesses of all sizes use our platform in a recurring way for larger, more complex projects, and we expect the number of core clients to continue to increase over time. We believe that the number of core clients is a key indicator of our growth and the overall health of our business because core clients are a primary driver of GSV, and, therefore, marketplace revenue.
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
Client Spend Retention
We calculate client spend retention by dividing our recurring client spend by our base client spend. We define base client spend as the aggregate client spend from all clients during the four quarters ended one year prior to the date of measurement. We define our recurring client spend as the aggregate client spend during the four quarters ended on the date of measurement from the same clients included in our measure of base client spend. Our business is recurring in nature even though clients are not contractually required to spend on a recurring basis. We believe that client spend retention is a key indicator of the value of our platform and the overall health of our business because it impacts the growth rate of GSV, and, therefore, marketplace revenue. As of June 30, 2019, client spend retention was 105%, down slightly from 106% as of June 30, 2018. We believe that this decline in client spend retention—from its historically highest levels in 2018 and the first quarter of 2019—follows an acceleration in client spend retention subsequent to the launch of our U.S.-to-U.S. domestic offering in the second half of 2017. Client spend retention will continue to vary from period to period due to client behavior.
Marketplace Revenue
Marketplace revenue, which represents the majority of our revenue, consists of revenue derived from our Upwork Basic, Plus, Business, and Enterprise offerings, and our other premium offerings. We generate marketplace revenue from both freelancers and clients. Our marketplace revenue is primarily comprised of the service fees paid by freelancers as a percentage of the total amount freelancers charge clients for services accessed through our platform, and to a lesser extent, payment processing and administration fees charged to clients. We also generate marketplace revenue from fees for premium offerings and for other services, such as foreign currency exchange fees and Upwork Payroll service fees. Marketplace revenue is an important metric because it is the primary driver of our business model, and we believe it provides greater comparability to other online marketplaces. The growth rate of marketplace revenue fluctuates in relation to the growth rate of GSV. Therefore, marketplace revenue is correlated to GSV, and we believe that our marketplace revenue will grow as GSV grows, although they could grow at different rates.
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

The following table presents a reconciliation of net loss, the most directly comparable financial measure prepared in accordance with U.S. GAAP, to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Loss	$(2,027)	$(412)	$(6,755)	$(7,196)
Add back (deduct):
Stock-based compensation expense	2,631	1,793	6,926	3,681
Depreciation and amortization	1,295	1,191	2,827	2,255
Interest expense	357	556	730	1,085
Other (income) expense, net	(832)	173	(1,311)	422
Income tax provision	27	12	28	9
Change in fair value of Tides Foundation common stock warrant	125	—	377	—
Adjusted EBITDA	$1,576	$3,313	$2,822	$256
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

Components of Our Results of Operations
Revenue
Marketplace Revenue. Marketplace revenue is generated from our Upwork Basic, Plus, Business, and Enterprise offerings, and other premium offerings. Under these marketplace offerings, we generate revenue from both freelancers and clients. Marketplace revenue, which represents the majority of our total revenue, is primarily comprised of the service fees paid by freelancers as a percentage of the total amount that freelancers charge clients for services accessed through our platform and, to a lesser extent, payment processing and administration fees paid by clients.

Basic	Plus	Business	Enterprise
The essentials to start hiring, today.	For teams looking to stand out to quality talent and scale hiring fast.	For businesses looking for a flexible talent solution that scales with them.	For companies looking for a solution that fits into their talent program.
✓ Verified freelancer work history and reviews on Upwork ✓ Unlimited proposals from freelancers ✓ Built-in collaboration tools and easy payments	Everything in **Basic**, and: ✓ Dedicated account managers to help you find and hire quality talent fast ✓ Project tracking and collaboration tools for teams ✓ Tailored search results featuring Top Rated and Rising Talent	Everything in **Plus**, and: ✓ Consolidated billing and invoicing with net 30 pay ✓ Dedicated team of advisors to get you hiring faster and more successfully ✓ Detailed reporting with company insights and trends	Everything in **Business**, and: ✓ Custom configurable contracting and onboarding process ✓ Worker classification compliance services ✓ Project-based or managed solutions, and dedicated account executive
Client fee: 3% of freelancer billing to client **Freelancer fee:** 20% of the first $500, 10% for the next $9,500, and 5% for any amount over $10,000 billed to client	**Client fees:** Approximately $50 monthly subscription charge; plus 3% of freelancer billing to client (Fee waived if client pays via ACH) **Freelancer fee:** 20% of the first $500, 10% for the next $9,500, and 5% for any amount over $10,000 billed to client	**Client fees:** Approximately $500 monthly subscription charge; plus 10% of freelancer billing to client **Freelancer fee:** 10% of billing to client, waived if freelancer was brought to the platform by the client due to preexisting relationship ("BYO" program)	**Client fees:** Individualized monthly subscription change; plus 10% of freelancer billing to client (20% if client is not using Compliance offering) **Freelancer fee:** 10% of billing to client, waived if freelancer was brought to the platform by the client due to preexisting relationship ("BYO" program)

Our Upwork Basic and Plus offerings provide clients with access to freelance talent with verified work history on our platform and client feedback, the ability to instantly match with the right freelancers, and built-in collaboration features. For our Upwork Basic and Plus offerings, we have a tiered freelancer service fee schedule based on cumulative lifetime billings by the freelancer to each client. Freelancers typically pay us 20% of the first $500, 10% for the next $9,500, and then 5% for any amount over $10,000 they bill to each client through our platform. We also generate revenue from freelancers through withdrawal and other fees, which are currently immaterial.
In addition, we generate marketplace revenue from our Upwork Basic and Plus offerings by charging clients a payment processing and administration fee. Clients using our Upwork Basic offering pay a fee equal to 3% of their client spend. Clients using our Upwork Plus offering pay a flat fee of about $50 per month for additional features and pay a fee equal to 3% of their client spend unless they pay via ACH. We also generate revenue from foreign currency exchange fees from clients, which are currently immaterial.
Our Upwork Business and Enterprise offerings and other premium offerings, which are designed for larger clients, include access to additional product features, premium access to top talent, professional services, custom reporting, and invoicing on a monthly basis. For our Upwork Business offering, we charge either an annual or monthly subscription fee and a service fee calculated as a percentage of the client’s spend on freelancer services, in addition to the service fees paid by freelancers. For our Upwork Enterprise offering, we charge clients a monthly or annual subscription fee and a service fee calculated as a percentage of the client’s spend on freelancer services, in addition to the service fees paid by freelancers. Additionally, Upwork Enterprise clients can also subscribe to a compliance offering that includes worker classification services for an additional fee. Upwork Business and Enterprise clients may also choose to use our platform to engage freelancers that were not sourced through our platform for a lower fee percentage.

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
Cost of Revenue and Gross Profit
Cost of Revenue. Cost of revenue consists primarily of the cost of payment processing fees, amounts paid to freelancers to deliver services for clients under our managed services offering, personnel-related costs for our services and support personnel, third-party hosting fees for our use of Amazon Web Services (“AWS”), and the amortization expense associated with acquired intangibles and capitalized internal-use software and platform development. We define personnel-related costs as salaries, bonuses, benefits, travel and entertainment, and stock-based compensation costs for employees and the costs related to other service providers we engage.
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
General and Administrative. General and administrative expense consists primarily of personnel-related costs for our executive, finance, legal, human resources, and operations functions, and also includes outside consulting, legal and accounting services, insurance, and the change in fair market value of our outstanding Tides Foundation common stock warrant. For further information regarding this charitable donation, see “Note 8—Preferred and Common Stock Warrants” of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report. We expect to continue to invest in corporate infrastructure and incur additional expenses associated with operating as a public company, including increased legal and accounting costs, investor relations costs, higher insurance premiums, and compliance costs, including costs to comply with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), particularly since we will no longer qualify as an “emerging growth company” as of December 31, 2019. As a result, we expect general and administrative expense to increase in absolute dollars in future periods, although this expense, expressed as a percentage of total revenue, may vary from period to period.
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
Other (Income) Expense, Net
Other (income) expense, net consists primarily of gains and losses from foreign currency exchange transactions, interest income that we earn from our deposits in money market funds and investments in marketable securities, and, prior to October 2018, expenses resulting from the revaluation of our redeemable convertible preferred stock warrant liability. Our redeemable convertible preferred stock warrant was converted to a common stock warrant exercisable for the same number of shares, and our redeemable convertible preferred stock warrant liability was reclassified to additional paid-in capital upon the completion of our initial public offering (“IPO”), which occurred in October 2018.
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

Results of Operations
The following table sets forth our consolidated results of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Marketplace	$66,201	$55,454	$127,104	$107,413
Managed services	8,055	7,227	16,076	14,486
Total revenue	74,256	62,681	143,180	121,899
Cost of revenue (1)	21,588	20,457	42,713	40,074
Gross profit	52,668	42,224	100,467	81,825
Operating expenses
Research and development (1)	15,696	12,812	31,496	26,303
Sales and marketing (1)	24,479	16,414	44,997	36,087
General and administrative (1)	14,113	11,219	29,790	22,395
Provision for transaction losses	855	1,450	1,492	2,720
Total operating expenses	55,143	41,895	107,775	87,505
Income (loss) from operations	(2,475)	329	(7,308)	(5,680)
Interest expense	357	556	730	1,085
Other (income) expense, net	(832)	173	(1,311)	422
Loss before income taxes	(2,000)	(400)	(6,727)	(7,187)
Income tax provision	(27)	(12)	(28)	(9)
Net loss	$(2,027)	$(412)	$(6,755)	$(7,196)
(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue	$73	$53	$217	$105
Research and development	1,686	538	3,066	1,088
Sales and marketing	583	331	1,225	671
General and administrative	289	871	2,418	1,817
Total stock-based compensation	$2,631	$1,793	$6,926	$3,681

Comparison of the Three and Six Months Ended June 30, 2019 and 2018
Revenue

(in thousands, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change		2019	2018	Change
Marketplace	$66,201	$55,454	$10,747	19%	$127,104	$107,413	$19,691	18%
Percentage of total revenue	89%	88%			89%	88%
Managed services	$8,055	$7,227	828	11%	$16,076	$14,486	1,590	11%
Percentage of total revenue	11%	12%			11%	12%
Total revenue	$74,256	$62,681	$11,575	18%	$143,180	$121,899	$21,281	17%
For the three months ended June 30, 2019, total revenue was $74.3 million, an increase of $11.6 million, or 18%, as compared to the same period in 2018.
Marketplace revenue represented 89% of total revenue for the three months ended June 30, 2019, an increase of $10.7 million, or 19%, compared to the same period in 2018. Marketplace revenue increased primarily due to an increase in GSV. GSV grew by 20% in the three months ended June 30, 2019, as compared to the same period in 2018, primarily driven by a 21% increase in the number of core clients as of June 30, 2019 compared to June 30, 2018. We believe these increases were primarily due to investments in sales and marketing to acquire new clients and drive brand awareness and research and development to build new product features. Freelancer service fees generated $42.9 million and $36.8 million of marketplace revenue during the three months ended June 30, 2019 and 2018, respectively. Client payment processing and administration fees generated $10.6 million and $8.7 million of marketplace revenue during the three months ended June 30, 2019 and 2018, respectively.
Managed services revenue represented 11% and 12% of total revenue for the three months ended June 30, 2019 and 2018, respectively. Managed services revenue increased $0.8 million, or 11%, for the three months ended June 30, 2019 compared to the same period in 2018, primarily due to an increase in the amount of freelancer services engaged through our managed services offering. Managed services revenue grew at a slower rate than our marketplace revenue in the three months ended June 30, 2019 compared to the same period in 2018, and we anticipate this trend to continue.
For the six months ended June 30, 2019, total revenue was $143.2 million, an increase of $21.3 million, or 17%, as compared to the same period in 2018.
Marketplace revenue represented 89% of total revenue for the six months ended June 30, 2019, an increase of $19.7 million, or 18%, compared to the same period in 2018. Marketplace revenue increased primarily due to an increase in GSV. GSV grew by 21% in the six months ended June 30, 2019, as compared to the same period in 2018, primarily driven by a 21% increase in the number of core clients as of June 30, 2019 compared to June 30, 2018. Freelancer service fees generated $84.0 million and $72.0 million of marketplace revenue during the six months ended June 30, 2019 and 2018, respectively. Client payment processing and administration fees generated $19.9 million and $16.8 million of marketplace revenue during the six months ended June 30, 2019 and 2018, respectively.
Managed services revenue represented 11% and 12% of total revenue for the six months ended June 30, 2019 and 2018, respectively. Managed services revenue increased $1.6 million, or 11%, for the six months ended June 30, 2019 compared to the same period in 2018, primarily due to an increase in the amount of freelancer services engaged through our managed services offering. Managed services revenue grew at a slower rate than our marketplace revenue in the six months ended June 30, 2019 compared to the same period in 2018, and we anticipate this trend to continue.

Cost of Revenue and Gross Margin

(in thousands, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change		2019	2018	Change
Cost of revenue	$21,588	$20,457	$1,131	6%	$42,713	$40,074	$2,639	7%
Components of cost of revenue:
Cost of freelancer services to deliver managed services	6,635	6,056	579	10%	13,398	12,052	1,346	11%
Other components of cost of revenue	14,953	14,401	552	4%	29,315	28,022	1,293	5%
Total gross margin	71%	67%			70%	67%
For the three months ended June 30, 2019, cost of revenue increased by $1.1 million, or 6%, compared to the same period in 2018. The increase was partially due to a $0.6 million, or 10%, increase in cost of freelancer services to deliver managed services, which was driven by a corresponding increase of $0.8 million in managed services revenue for the three months ended June 30, 2019 compared to the same period in 2018. In general, the cost of freelancer services to deliver managed services is directly correlated to our managed services revenue. Other components of cost of revenue increased by $0.5 million, which included an increase of $1.6 million in payment processing fees due to an increase in client spend on our platform, partially offset by a $0.4 million reduction in third-party hosting costs due to additional expense in the first quarter of 2018 related to our migration to AWS.
For the six months ended June 30, 2019, cost of revenue increased by $2.6 million, or 7%, compared to the same period in 2018. The increase was partially due to a $1.3 million, or 11%, increase in cost of freelancer services to deliver managed services, which was driven by a corresponding increase of $1.6 million in managed services revenue for the six months ended June 30, 2019 compared to the same period in 2018. Other components of cost of revenue increased by $1.3 million, which included an increase of $2.9 million in payment processing fees due to an increase in client spend on our platform, partially offset by a $1.0 million reduction in third-party hosting costs due to additional expense in the first half of 2018 related to our migration to AWS.
Research and Development

(in thousands, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change		2019	2018	Change
Research and development	$15,696	$12,812	$2,884	23%	$31,496	$26,303	$5,193	20%
Percentage of total revenue	21%	20%			22%	22%
For the three months ended June 30, 2019, research and development expense increased by $2.9 million, or 23%, as compared to the same period in 2018. The increase was primarily due to an increase in personnel-related costs of $2.4 million and an increase of $0.6 million in amortization of licensed software, partially offset by the capitalization of $0.1 million of additional internal-use software and platform development costs during the three months ended June 30, 2019.
For the six months ended June 30, 2019, research and development expense increased by $5.2 million, or 20%, as compared to the same period in 2018. The increase was primarily due to an increase in personnel-related costs of $4.5 million, an increase of $1.1 million in amortization of licensed software, and an increase of $0.2 million in facilities-related and other costs, partially offset by the capitalization of $0.6 million of additional internal-use software and platform development costs during the six months ended June 30, 2019.

Sales and Marketing

(in thousands, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change		2019	2018	Change
Sales and marketing	$24,479	$16,414	$8,065	49%	$44,997	$36,087	$8,910	25%
Percentage of total revenue	33%	26%			31%	30%
For the three months ended June 30, 2019, sales and marketing expense increased by $8.1 million, or 49%, as compared to the same period in 2018. This increase was primarily due to period over period increases of $6.3 million in marketing and advertising costs due to our national TV and radio ad campaign in the second quarter of 2019, $1.1 million in personnel-related costs to build out our enterprise sales team, including sales commissions that we expense as incurred, and $0.7 million of software costs, facilities-related and other costs resulting from ongoing business growth.
For the six months ended June 30, 2019, sales and marketing expense increased by $8.9 million, or 25%, as compared to the same period in 2018. This increase was primarily due to period over period increases of $5.7 million in marketing and advertising costs due to our national TV and radio ad campaign in the second quarter of 2019, $1.9 million in personnel-related costs to build out our enterprise sales team, including sales commissions that we expense as incurred, and $1.3 million of software costs, facilities-related and other costs resulting from ongoing business growth.
General and Administrative

(in thousands, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change		2019	2018	Change
General and administrative	$14,113	$11,219	$2,894	26%	$29,790	$22,395	$7,395	33%
Percentage of total revenue	19%	18%			21%	18%
For the three months ended June 30, 2019, general and administrative expense increased by $2.9 million, or 26%, as compared to the same period in 2018. This increase was primarily due to increases of $1.1 million in personnel-related costs, which included adding additional personnel primarily within our finance and accounting organization to support our being a public company and our expectation that we will be deemed a “large accelerated filer” and therefore no longer qualify as an “emerging growth company” as of December 31, 2019, $0.8 million related to increased rent, insurance, and other costs associated with our new office leases, $0.6 million in legal services and other professional expenses, $0.3 million in indirect taxes, and $0.1 million related to the revaluation of the shares that are expected to vest and become exercisable under our Tides Foundation common stock warrant.
For the six months ended June 30, 2019, general and administrative expense increased by $7.4 million, or 33%, as compared to the same period in 2018. This increase was primarily due to increases of $3.7 million in personnel-related costs, which included adding additional personnel primarily within our finance and accounting organization to support our being a public company, $1.3 million related to increased rent, insurance, and other costs associated with our new office leases, $1.3 million in legal services and other professional expenses, $0.7 million in indirect taxes, and $0.4 million related to the revaluation of the shares that are expected to vest and become exercisable under our Tides Foundation common stock warrant.

Provision for Transaction Losses

(in thousands, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change		2019	2018	Change
Provision for transaction losses	$855	$1,450	$(595)	(41)%	$1,492	$2,720	$(1,228)	(45)%
Percentage of total revenue	1%	2%			1%	2%
For the three months ended June 30, 2019, provision for transaction losses decreased by $0.6 million, or 41%, as compared to the same period in 2018. For the six months ended June 30, 2019, provision for transaction losses decreased by $1.2 million, or 45%, as compared to the same period in 2018. These decreases were mainly due to improved payment collection processes and reducing fraudulent activity on our platform.
Interest Expense and Other (Income) Expense, Net

(in thousands, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change		2019	2018	Change
Interest expense	$357	$556	$(199)	(36)%	$730	$1,085	$(355)	(33)%
Other (income) expense, net	(832)	173	(1,005)	(581)%	(1,311)	422	(1,733)	(411)%
For the three and six months ended June 30, 2019, interest expense decreased by $0.2 million and $0.4 million, respectively, as compared to the same periods in 2018. This resulted from a reduction in the interest rate on our Second Term Loan referred to below under “—Term and Revolving Loans,” which was the prime rate plus 5.25% per annum for most of 2018 and was reduced to the prime rate plus 0.25% per annum in October 2018 as a result of our IPO, resulting in a corresponding reduction in interest expense.
For the three and six months ended June 30, 2019, other income, net was $0.8 million and $1.3 million, respectively, as compared to other expense, net of $0.2 million and $0.4 million, for the same periods in 2018, respectively. During the three and six months ended June 30, 2019, we received interest income from our cash equivalents and marketable securities of $0.7 million and $1.4 million, respectively. Additionally, for the three and six months ended June 30, 2018, we incurred expense of $0.1 million and $0.4 million, respectively, related to the mark-to-market revaluation of our redeemable convertible preferred stock warrant liability. Our redeemable convertible preferred stock warrant converted to a common stock warrant exercisable for the same number of shares, and our redeemable convertible preferred stock warrant liability was reclassified to additional paid-in capital upon completion of our IPO. Accordingly, we did not incur this expense in the three and six months ended June 30, 2019, nor will this expense recur in future periods.
Liquidity and Capital Resources
Prior to our IPO, we financed our operations and capital expenditures primarily through sales of convertible preferred stock, bank borrowings, and utilization of cash generated from operations in the periods in which we generated cash flows from operations. In October 2018, we completed our IPO, from which we received aggregate net proceeds of $109.4 million after deducting underwriting discounts and commissions but before deducting offering expenses payable by us. At the end of 2018, we invested a portion of the net proceeds from our IPO in money market funds with maturities of 90 days or less from the date of purchase. As of June 30, 2019 and December 31, 2018, we had $67.1 million and $129.1 million in cash and cash equivalents, respectively.
In the first half of 2019, we purchased various short-term, marketable securities consisting of commercial paper, treasury bills, and U.S. government securities, all of which have contractual maturities within twelve months from the date of purchase and are classified as available-for-sale marketable securities within our condensed consolidated balance sheet. As of June 30, 2019, we had $62.4 million in marketable securities.
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
Escrow Funding Requirements
We offer escrow services to users of our platform. As such, we are licensed as an internet escrow agent and are therefore required to hold our users’ escrowed cash and in-transit cash in trust as an asset and record a corresponding liability for escrow funds held on behalf of freelancers and clients on our balance sheet. Escrow regulations require us to fund the trust with our operating cash to cover shortages due to the timing of cash receipts from clients for completed hourly billings. Freelancers submit their billings for hourly contracts to their clients on a weekly basis every Sunday and the aggregate amount of such billings is added to escrow funds payable to freelancers on the same day. As of Sunday each week, we have not yet collected funds for hourly billings from clients as these funds are in transit. Therefore, in order to satisfy escrow funding requirements, every Sunday we fund the shortage of cash in trust with our own operating cash and typically collect this cash shortage from clients within the next several days. As a result, we expect our total cash and cash flows from operating activities to be impacted when a quarter ends on a Sunday, as occurred on June 30, 2019. As of June 30, 2019 and December 31, 2018, funds held in escrow, including funds in transit, were $118.3 million and $98.2 million, respectively. To the extent we have not yet collected funds for hourly billings from clients which are in-transit due to timing differences in receipt of cash from clients and payments of cash to freelancers, we may, from time to time, utilize the revolving line of credit under our Loan Agreement to satisfy escrow funding requirements. To fund the shortage of cash in trust that occurred on June 30, 2019, we drew down $25.0 million pursuant to the revolving line of credit under the Loan Agreement in June 2019, which we repaid in July 2019.
Term and Revolving Loans
In 2017, we entered into a loan and security agreement, which was subsequently amended in November 2017, September 2018, and March 2019 (the “Loan Agreement”). The aggregate amount of the facility was up to $49.0 million, consisting of a term loan in the original principal amount of $15.0 million (the “First Term Loan”), a term loan in the original principal amount of $9.0 million (the “Second Term Loan” and, together with the First Term Loan, the “Term Loans”), and a revolving line of credit, which permits borrowings of up to $25.0 million subject to customary conditions. Among other things, we may only borrow funds under the revolving line of credit if, after giving effect thereto, our total borrowings under the line of credit do not exceed a specified percentage of eligible trade and client accounts receivable. The First Term Loan, Second Term Loan, and revolving line of credit mature in March 2022, September 2022, and September 2020, respectively. All borrowings under the Loan Agreement bear interest at floating rates, and, therefore, our borrowing costs are affected by changes in market interest rates.
Specifically, the First Term Loan bears interest at the prime rate plus 0.25% per annum and has a repayment term of 18 months of interest-only payments that ended in March 2019, followed by equal monthly installments of principal plus interest until the maturity in March 2022. Accordingly, we commenced repayment of the First Term Loan in April 2019 and repaid $1.3 million of principal during the three months ended June 30, 2019.
In September 2018, we entered into the second amendment (the “Second Amendment”) to the Loan Agreement, which, among other changes, provided for a reduction in the interest rate for the Second Term Loan, from the prime rate plus 5.25% per annum to the prime rate plus 0.25% per annum, from and after the occurrence of an initial public offering by us with net proceeds of more than $50.0 million. This reduction became effective following the completion of our IPO in October 2018. See “Note 6—Debt” in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report for further information regarding the Second Amendment. The Second Term Loan has a repayment term of 17 months of interest-only payments that ended in March 2019, followed by equal monthly installments of principal plus interest until the maturity in September 2022. Accordingly, we commenced repayment of the Second Term Loan in April 2019 and repaid $0.6 million of principal during the three months ended June 30, 2019.
The revolving line of credit bears interest at the prime rate with accrued interest due monthly. As described above under “—Escrow Funding Requirements,” to the extent we have not yet collected funds for hourly billings from clients that are in-transit due to timing differences in receipt of cash from clients, we may utilize the revolving line of credit to satisfy escrow funding requirements. In June 2019, we drew down $25.0 million under the revolving line of credit for such purpose, which we subsequently repaid in July 2019. For further information, see “Note 6—Debt” and “Note 14—Subsequent Events” in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
Our obligations under the Loan Agreement are secured by first priority liens on substantially all of our assets excluding our intellectual property (but including proceeds therefrom) and the funds and assets held by our subsidiary Upwork Escrow Inc. (“Upwork Escrow”). The Loan Agreement prohibits us from pledging our intellectual property. The Loan Agreement also includes a restriction on dividend payments, other than dividends payable solely in common stock. The Loan Agreement contains affirmative covenants, including a covenant requiring that we maintain an adjusted quick ratio, and also contains certain non-financial covenants.
In March 2019, we entered into the third amendment to the Loan Agreement, which, among other changes, (i) amended the adjusted quick ratio financial covenant to provide that we will maintain an adjusted quick ratio of 1.75 to 1.00 (previously 1.30 to 1.00), (ii) reduced the frequency with which we are required to provide certain financial information to the lender during periods in which we maintain an adjusted quick ratio of 2.50 to 1.00, and (iii) eliminated the minimum EBITDA covenant with which we were required to comply. We were in compliance with our covenants under the Loan Agreement as of June 30, 2019 and December 31, 2018.
As of June 30, 2019, we had $22.1 million outstanding pursuant to the Term Loans and $25.0 million outstanding under the revolving line of credit. As of December 31, 2018, we had $24.0 million outstanding pursuant to the Term Loans and no borrowings outstanding under the revolving line of credit.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by (used in) operating activities	$(27,826)	$10,403
Net cash used in investing activities	(71,234)	(3,342)
Net cash provided by financing activities	37,024	2,675
Net increase (decrease) in cash and cash equivalents	$(62,036)	$9,736
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
For the six months ended June 30, 2019, net cash used in operating activities was $27.8 million, which resulted primarily from a net loss of $6.8 million and net cash outflows of $31.6 million from changes in operating assets and liabilities, partially offset by non-cash charges of $10.6 million. The end of the second quarter of 2019 fell on a Sunday, which directly impacted our trade and client receivables balance as of June 30, 2019. The change in operating assets and liabilities primarily resulted from the increase in trade and client receivables of $30.3 million. Due to fluctuations in revenue and the number of transactions on our platform, coupled with fluctuations of the timing of cash receipts from clients, our trade and client receivables will likely continue to fluctuate in the future.

Net cash provided by operating activities during the six months ended June 30, 2018 was $10.4 million, which resulted from non-cash charges of $2.3 million for depreciation and amortization, $3.7 million for stock-based compensation, $2.7 million for provision for transaction losses, $0.4 million related to the change in fair value of our redeemable preferred stock warrant liability, and net cash inflows of $8.5 million from changes in operating assets and liabilities, partially offset by a net loss of $7.2 million. The net cash inflows from changes in operating assets and liabilities were primarily the result of increases of $17.3 million in other liabilities and $0.3 million in accounts payable, partially offset by an increase of $0.6 million in prepaid expenses and other assets and an increase of $8.6 million in trade and client receivables reflecting that the last day of the quarter was a Saturday compared to a Sunday on December 31, 2017. On Sunday, December 31, 2017, trade and client receivables included the full week of marketplace accounts receivable for the last week of December 2017. On Saturday, June 30, 2018, unbilled revenue reflected six days of the last week of June 2018. In addition, client spend in the last week of June was approximately 40% higher than the last week of December 2017, which magnified the scale of the timing effect.
Investing Activities
For the six months ended June 30, 2019, net cash used in investing activities was $71.2 million, which was primarily a result of investing $86.6 million in various marketable securities during the first half of 2019, as well as $2.2 million of internal-use software and platform development costs that we paid during the period and purchases of property and equipment of $7.4 million primarily for leasehold improvements and furniture related to our new office leases in Santa Clara, California and Chicago, Illinois. These uses of cash were partially offset by sales of marketable securities of $24.8 million, as well as a net change in restricted cash of $0.2 million primarily due to cash that was restricted at December 31, 2018 but was released in the first quarter of 2019.
Net cash used in investing activities during the six months ended June 30, 2018 was $3.3 million, which resulted from capitalized internal-use software and platform development costs of $1.9 million, purchases of property and equipment of $1.3 million for leasehold improvements and furniture, and an increase of $0.1 million in restricted cash related to cash reserve requirements under California escrow laws and regulations based on the transaction volume.
Financing Activities
For the six months ended June 30, 2019, net cash provided by financing activities was $37.0 million, which resulted primarily from the $25.0 million we elected to draw from our revolving line of credit to satisfy our escrow funding requirements as of June 30, 2019, as well as cash received from stock option exercises of $10.3 million and proceeds from our employee stock purchase program of $3.6 million, partially offset by total principal repayments on the Term Loans of $1.9 million.
Net cash provided by financing activities during the six months ended June 30, 2018 was $2.7 million primarily due to proceeds of $4.3 million from the exercise of stock options, partially offset by $1.6 million in deferred offering costs paid for our IPO.

Obligations and Other Commitments
Our principal commitments consist of obligations under our non-cancellable operating leases for office space and the Loan Agreement. The following table summarizes our contractual obligations as of June 30, 2019 (in thousands):

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Leases(1)	$40,549	$4,346	$12,953	$13,553	$9,697
Debt principal	47,107	32,571	13,893	643	—
Total contractual obligations	$87,656	$36,917	$26,846	$14,196	$9,697

(1)	Represents minimum operating lease payments under operating leases for office facilities, excluding potential lease renewals, net of tenant improvement allowances.
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
As of June 30, 2019 and December 31, 2018, we had accrued liabilities related to uncertain non-income tax positions based on management’s best estimate of its liability, which are reflected on our condensed consolidated balance sheets. We could be subject to examination in various jurisdictions related to income and non-income tax matters. The resolution of these types of matters, giving recognition to the recorded reserve, could have an adverse impact on our business.
Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any relationships with other entities or financial partnerships such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Except as otherwise disclosed in “Note 2—Basis of Presentation and Summary of Significant Accounting Policies” of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2018 (our “Annual Report”).
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
Interest Rate Risk
The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not make investments for trading or speculative purposes. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Borrowings under our Loan Agreement have variable interest rates. We had $47.1 million and $24.0 million aggregate principal amount of borrowings outstanding under our Loan Agreement as of June 30, 2019 and December 31, 2018, respectively. We do not believe that a hypothetical increase or decrease in interest rates of 100 basis points would have a material impact on our operating results or financial condition.
Foreign Currency Risk
Our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. In addition to the U.S. dollar, we offer clients the option to settle the invoices denominated in the U.S. dollar in Euros, the British Pound, the Australian dollar, or the Canadian dollar. When clients make payments in one of these currencies, we are exposed to foreign currency risk during the period between when payment is made and when the payment amounts settle. To mitigate this risk, we have entered into forward contracts. As such, the impact of foreign currency exchange rate fluctuations to our operating results have been insignificant to date.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2019. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Because of the material weakness in our internal control over financial reporting previously disclosed in our Annual Report, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective.
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
Changes in Internal Control over Financial Reporting
Except as disclosed above with respect to our remediation measures, there were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Clients have similarly diverse options to find and pay service providers, such as engaging and paying service providers directly, finding service providers through other online or offline platforms or through staffing firms and agencies, using other payment services, or hiring temporary, full-time, or part-time employees directly or through an agency. For the six months ended June 30, 2019 and the years ended December 31, 2018 and 2017, we generated significant revenue from one client, which accounted for more than 10% of revenue for each such period and, therefore, a decrease in revenue from this client could have an adverse effect on our operating results. Moreover, any decrease in the attractiveness of our platform or failure to retain clients could lead to decreased traffic on our platform, diminished network effects, or result in a drop in GSV on our platform, which could adversely affect our business, revenue, financial condition, and operating results. We expect our GSV to fluctuate between periods due to a number of factors, including the volume and characteristics of projects that are posted by clients on our platform, such as size, duration, pricing, and other factors.
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
We have a history of incurring net losses, and we expect to incur net losses for the foreseeable future. For the six months ended June 30, 2019 and the years ended December 31, 2018 and 2017, we incurred net losses of $6.8 million, $19.9 million, and $4.1 million, respectively. As of June 30, 2019, we had an accumulated deficit of $150.3 million. We expect to make significant future expenditures related to the development and expansion of our business, including enhancing our Upwork Enterprise and Upwork Business offerings and our U.S.-to-U.S. domestic offering, broadening and deepening the categories on our platform, expanding our sales force, investing in marketing programs such as brand promotion efforts and marketing activities, enhancing our mobile product offering, expanding domestic-to-domestic offerings into new geographies, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot ensure that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.
We have a limited operating history under our current platform and pricing model, which makes it difficult to evaluate our business and prospects and increases the risks associated with your investment.
We operated the Elance and oDesk platforms separately until we relaunched as “Upwork” in May 2015 and consolidated those platforms into a single platform. In recent years, we have also expanded our Upwork Enterprise offering and recently launched our Upwork Business offering, which help enterprises and other larger businesses connect with freelancers and provide these larger clients with additional products and services. We also made significant changes to our pricing model in 2016. As a result, our platform and pricing model have not been fully proven, and we have only a limited operating history with our current platform and pricing model to evaluate our business and future prospects, which subjects us to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance. We have encountered, and will continue to encounter, risks, difficulties, and uncertainties frequently experienced by growing companies in rapidly changing industries, including our ability to achieve market acceptance of our platform and attract and retain users, as well as increasing competition and increasing expenses as we continue to grow our business. We cannot ensure that we will be successful in addressing these and other challenges we may face in the future, and our business may be adversely affected if we do not manage these challenges successfully. In addition, we may not achieve sufficient revenue to achieve or maintain positive cash flow from operations or profitability in any given period, or at all.
If the market for freelancers and the services they offer develops more slowly than we expect, our growth may slow or stall, and our operating results could be adversely affected.
The market for online freelancers and the services they offer is relatively new, rapidly evolving, and unproven. Our future success will depend in large part on the continued growth and expansion of this market and the willingness of businesses to engage freelancers to provide services. It is difficult to predict the size, growth rate, and expansion of this market, the entry of products and services that are competitive to ours, the success of existing competitive products and services, or technological, macroeconomic, or other developments that will impact the overall demand for freelancer services. Furthermore, many businesses may be unwilling to engage freelancers for a variety of reasons, including perceived negative connotations with outsourcing work, quality of work, or privacy or data security concerns. If the market for freelancers and the services they offer does not achieve widespread adoption, or there is a reduction in demand for freelancer services, it could result in decreased revenue and our business could be adversely affected.

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
Our quarterly operating results have fluctuated in the past and may fluctuate in the future. Additionally, we have a limited operating history with our current platform and pricing model, which makes it difficult to forecast our future results. As a result, you should not rely upon our past quarterly operating results as indicators of future performance. You should take into account the risks, difficulties, and uncertainties frequently encountered by companies in rapidly evolving markets. Our operating results in any given quarter can be influenced by numerous factors, many of which are unpredictable or are outside of our control, including:

•	our ability to generate significant revenue from our Upwork Basic, Plus, Business, and Enterprise offerings, and our other premium offerings;

•	fluctuations in revenue from our managed services offering due to our recognition of the entire GSV as revenue, including the amounts paid to freelancers;

•	our ability to maintain and grow our community of users;

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

•	the demand for and types and quality of skills and services that are offered on our platform by freelancers;

•	the disbursement methods chosen by freelancers;

•
seasonal spending patterns by clients or work patterns by freelancers and seasonality in the labor market, including the number of business days or the number of Mondays (i.e., the day we customarily bill our users) in any given quarter, as well as local, national, or international holidays;

•	fluctuations in the prices that freelancers charge clients on our platform;

•	fluctuations in the mix of payment provider costs and the revenues generated from payment providers;

•	changes to our pricing model, including associated fees, and any resulting change to how we recognize revenue;

•	our ability to introduce new products and services and enhance existing products and services;

•	our ability to generate significant revenue from new products and services;

•	our ability to respond to competitive developments, including new and emerging competitors, pricing changes, and the introduction of new products and services by our competitors;

•	data security or privacy breaches and associated remediation costs and reputational harm;

•	the productivity and effectiveness of our sales force;

•	changes in the mix of products and services that our enterprise clients or other users demand;

•	the length and complexity of our sales cycles;

•	the episodic nature of freelance work generally;

•	the cost and time needed to develop and upgrade our platform to incorporate new technologies;

•	the impact of outages of our platform and associated reputational harm;

•
changes to financial accounting standards and the interpretation of those standards that may affect the way we recognize and report our financial results, including changes in accounting rules governing recognition of revenue;

•	fluctuations in transaction losses;

•	fluctuations in trade and client receivables due to the timing of cash receipts from clients and the number of transactions on our platform;

•	litigation and adverse judgments, settlements, or other litigation-related costs;

•	potential costs to attract, onboard, retain, and motivate qualified talent to perform services for us;

•	increases in, and timing of, operating expenses that we may incur to grow and expand our operations and to remain competitive, such as advertising and other marketing expenses;

•	costs related to the acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs;

•
changes in the common law, statutory, legislative, or regulatory environment, such as with respect to privacy, data security, wage and hour regulations, worker classification (including classification of independent contractors or similar service providers and classification of employees as exempt or non-exempt), internet regulation, payment processing, global trade, or tax requirements;

•	operating lease expenses and other real estate expenses that will likely increase as we grow our operations;

•	the impact of collecting indirect taxes on our user fees that we may introduce in new jurisdictions from time to time due to the applicability of sales, use, and other tax laws and regulations;

•	fluctuations in currency exchange rates;

•	changes in the mix of countries in which our users are located, which impacts the amount of revenue we derive from foreign exchange;

•	the impact of new laws and regulations (or changes in interpretation of existing laws and regulations) on the products and services offered on our platform;

•	non-cash accounting charges such as stock-based compensation expense and depreciation and amortization;

•	spending patterns of freelancers with respect to the products and services available to them on our platform;

•	losses from indemnification and similar contractual obligations we owe to clients;

•	expenses incurred in connection with The Upwork Foundation initiative; and

•	general economic and political conditions and government regulations in the countries where we currently have significant numbers of users or where we currently operate or may expand in the future.
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
Because we derive the substantial majority of our revenue from our marketplace offerings, with most of our marketplace revenue derived from our Upwork Basic, Plus, Business, and Enterprise offerings, our inability to generate revenue from our marketplace offerings would adversely affect our business operations, financial results, and growth prospects.
Currently, we derive and expect to continue to derive, in the near future, the substantial majority of our revenue from our marketplace offerings, with most of our marketplace revenue derived from our Upwork Basic, Plus, Business and Enterprise offerings. As such, market acceptance of our marketplace offerings is critical to our continued success. Demand for our marketplace offerings is affected by a number of factors beyond our control, including the timing of development and release of new products and services by our competitors, our ability to respond to technological change and to innovate and grow, contraction in our market, and the other risks identified herein. If we are unable to continue to meet user demands, to expand the categories of services offered on our platform, or to achieve more widespread market acceptance of our marketplace offerings, our business operations, financial results, and growth prospects could be adversely affected.
We may be subject to new and existing laws and regulations, both in the United States and internationally.
We are subject to a wide variety of foreign and domestic laws. Laws, regulations, and standards governing issues that may affect us, such as worker classification, employment, payments, worker confidentiality obligations and whistleblowing, intellectual property, consumer protection, taxation, privacy, and data security are often complex and subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal and state administrative agencies. Many of these laws were adopted prior to the advent of the internet, mobile, and related technologies and, as a result, do not contemplate or address the unique issues of the internet, mobile, and related technologies. Other laws and regulations may be adopted in response to internet, mobile, and related technologies. New and existing laws and regulations (or changes in interpretation of existing laws and regulations), including those concerning worker classification, independent contractors, employment, payments, whistleblowing and worker confidentiality obligations, intellectual property, consumer protection, taxation, privacy, data security, benefits, unionizing and collective action, arbitration agreements and class action waiver provisions, unfair competition, terms of service, website accessibility, background checks (such as the Fair Credit Reporting Act, 15 U.S.C. § 1681), escheatment, and federal contracting may also be adopted, implemented, or interpreted to apply to us and other online services marketplaces or our users. As our platform’s geographical scope expands and as we expand the categories of services offered on our platform, regulatory agencies or courts may claim that we, or our users, are subject to additional requirements, or are prohibited from conducting our business or conducting business with us in or with certain jurisdictions, either generally or with respect to certain services, or that we are otherwise required to change our business practices. It is also possible that certain provisions in agreements with our service providers or between freelancers and clients, or the fees charged on our platform, may be found to be unenforceable or not compliant with applicable law.
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
As we look to expand our international footprint over time, we may become obligated to comply with additional laws and regulations of the countries or markets in which we operate or have users. If we are found to be subject to new or existing laws and regulations, contractual provisions that are designed to protect and mitigate against risks, including terms of service, arbitration and class action waiver provisions, disclaimers of warranties, limitations of liabilities, releases of claims, and indemnification provisions, could be deemed unenforceable as to the application of these laws and regulations by a court, arbitrator or other decision-making body. If we are unable to comply with these laws and regulations or manage the complexity of global operations and supporting an international user base successfully or in a cost-effective manner, our business, operating results, and financial condition could be adversely affected.
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

We also compete with companies that utilize emerging technologies, such as blockchain, artificial intelligence, augmented reality, and machine learning. Many of the companies and services that utilize these technologies in our market are still new and not yet fully mature in their capabilities or network scale. However, we may face increased competition should these companies, or new entrants, and services succeed. These competitors may offer products and services that may, among other things, provide automated alternatives to the services that freelancers provide on our platform, use machine learning algorithms to connect businesses with service providers, or otherwise change the way that businesses engage or pay service providers so as to make our platform less attractive to users.
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
The Upwork brand did not exist before 2015, but we believe that developing, maintaining, and enhancing awareness and integrity of our brand and reputation in a cost-effective manner are important to achieving widespread acceptance and use of our platform and are important elements in attracting new users and retaining existing users. Successful promotion of our brand and our business model depends on, among other things, the effectiveness of our marketing efforts and brand messaging, our ability to provide a reliable, trustworthy, and useful platform at competitive prices, the perceived value of our platform, and our ability to provide quality support. In order to reach brand awareness levels of our competitors, we will need to continuously invest in marketing programs that may not be successful in achieving meaningful awareness levels. Further, brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building and maintaining our brand and reputation. For example, we increased investment in offline advertising in certain markets in 2017 and throughout the United States in 2019 to increase our brand awareness, and it is not certain that these investments will have a positive impact on our brand or will be cost effective. In order to protect our brand, we also expend substantial resources to register and defend our trademarks and to prevent others from using the same or substantially similar marks. Despite these efforts, we may not always be successful in registering and preventing misappropriation of our own marks and other intellectual property or preventing registration of confusingly similar marks, and we may suffer dilution, loss of reputation, genericization, or other harm to our brand. We also rely on our community of users in a variety of ways, including their willingness to give us feedback regarding our platform, and failure of our users to provide feedback on their experience on our platform or our failure to adequately address any concerns could negatively impact the willingness of prospective users to use our platform. If we fail to promote and maintain our brand successfully or to maintain loyalty among our users, or if we incur substantial expenses in unsuccessful attempts to promote and maintain our brand, we may fail to attract new users or retain our existing users and our business and financial condition may be adversely affected.

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
We offer an optional service to our Upwork Enterprise clients, for which we help classify freelancers as employees of third-party staffing providers or independent contractors. For clients that subscribe to this service, subject to applicable law and the terms of our agreement with the client, we indemnify clients from misclassification risk and make warranties to the client (e.g., as to compliance with applicable laws). In addition, we offer a number of other premium services where we provide increased assistance to enable users to find and contract with one another. Third-party staffing providers employ freelancers classified as employees for clients, and failure of these staffing providers to comply with all legal and tax requirements could adversely affect our business. We also use our platform to find, classify, and engage freelancers to provide services for us or for our managed services offering. In general, were a court or administrative agency to determine that we or clients that use our platform have misclassified a freelancer as an independent contractor, we or our users could incur tax and other liabilities for failing to properly withhold or pay taxes on the freelancer’s compensation as well as potential wage and hour and other liabilities depending on the circumstances and jurisdiction. Although we maintain insurance policies covering liability for certain claims, we cannot be certain that our coverage will extend to or be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.
There is often uncertainty in the application of worker classification laws, and consequently there is risk to us and to users, both freelancers and clients, that independent contractors could be deemed to be misclassified under applicable law. The tests governing whether a service provider is an independent contractor or an employee are typically highly fact sensitive and vary by governing law. Laws and regulations that govern the status and misclassification of independent contractors are also subject to change as well as to divergent interpretations by various authorities, which can create uncertainty and unpredictability. A misclassification determination or allegation creates potential exposure for users and for us, including but not limited to reputational harm, monetary exposure arising from or relating to failure to withhold and remit taxes, unpaid wages, and wage and hour laws and requirements (such as those pertaining to minimum wage and overtime); claims for employee benefits, social security contributions, and workers’ compensation and unemployment insurance; claims of discrimination, harassment, and retaliation under civil rights laws; claims under laws pertaining to unionizing, collective bargaining, and other concerted activity; and other claims, charges, or other proceedings under laws and regulations applicable to employers and employees, including risks relating to allegations of joint employer liability. Such claims could result in monetary damages (including but not limited to wage-based damages or restitution, compensatory damages, liquidated damages, and punitive damages), interest, fines, penalties, costs, fees (including but not limited to attorneys’ fees), criminal and other liability, assessment, injunctive relief, or settlement. Such an allegation, claim, or adverse determination, including but not limited to with respect to the freelancers that provide services to us, or the requirement for us to indemnify a client, could also harm our brand and reputation, which could adversely impact our business. While these risks are mitigated, in part, by our contractual rights of indemnification against third-party claims, such indemnification agreements could be determined to be unenforceable, could be costly to enforce or ineffective, or indemnification may otherwise prove inadequate.
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
Requirements on our platform relating to user authentication and fraud detection are complex. If our security measures do not succeed, our platform may be perceived as not being secure, our reputation may be harmed, and our business may be adversely impacted. In addition, bad actors around the world use increasingly sophisticated methods to engage in illegal activities involving personal information, such as unauthorized or fraudulent use of another’s identity, payment information or other information, or acquisition or use of credit or debit card details and bank account information. This could result in any of the following, each of which could adversely impact our business:

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
Despite measures we have taken to detect, reduce and mitigate these risks, we do not have control over users of our platform and cannot ensure that any of our measures will stop or minimize the use of our platform for, or to further, illegal or improper purposes. We have received in the past, and may receive in the future, complaints from clients, freelancers, and other third parties concerning misuse of our platform and wrongful conduct of other users. We have also brought claims against clients and other third parties for their misuse of our platform, and may be required to bring similar claims in the future. Even if these claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the attention and resources of our management and adversely affect our business and operating results.
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
If we or our third-party partners experience a security breach, other hacking or phishing attack, or other data privacy or security incident, whether intentionally or unintentionally caused by us or by third parties, our platform may be perceived as not being secure, our reputation may be harmed, demand for our platform may be reduced, our operations may be disrupted, we may incur significant legal costs or liabilities, and our business could be adversely affected.
Our business involves the storage, processing, and transmission of users’ proprietary, confidential, and personal information as well as the use of third-party partners and vendors who store, process, and transmit users’ proprietary, confidential, and personal information. We also maintain certain other proprietary and confidential information relating to our business and personal information of our personnel. Any security breach, other hacking or phishing attack, or other data privacy or security incident, whether intentionally or unintentionally caused by us or by third parties, that we experience could result in unauthorized access to, misuse of, or unauthorized acquisition of our, our personnel’s, or our users’ data; the loss, corruption, or alteration of this data; interruptions in our operations; or damage to our computers or systems or those of our users. Any of these could expose us to claims, litigation, fines, other potential liability, and reputational harm. An increasing number of online services have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their services. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target, we and our third-party partners may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our or our third-party partners’ security or privacy or other data privacy or security incident occurs, public perception of the effectiveness of our security measures and brand could be harmed, and we could lose users and business. Data security breaches and other data privacy and security incidents may also result from non-technical means, for example, actions taken by employees or contractors, such as freelancers that we engage on our platform to perform services for us. Any compromise of our or our third-party partners’ security could result in a violation of applicable privacy and other laws, regulatory or other governmental investigations, enforcement actions, and legal and financial exposure, including potential contractual liability that is not always limited to the amounts covered by our insurance. Any such compromise could also result in damage to our reputation and a loss of confidence in our security measures. Any of these effects could adversely impact our business.
Our, our third-party partners’ and our vendors’ systems may be vulnerable to computer viruses and other malicious software, physical or electronic break-ins, or weakness resulting from intentional or unintentional service provider actions, and similar disruptions that could make all or portions of our website or applications unavailable for periods of time. We may need to expend significant resources to protect against, and to address issues created by, security breaches and other privacy and security incidents. Security breaches and other privacy and security incidents, including any breaches of our security measures or those of parties with which we have commercial relationships (including freelancers, partners, vendors, or other third-party service providers who provide development or other services to us and other partners) that result in the unauthorized access of users’ or employees’ confidential, proprietary or personal information, or the belief that any of these have occurred, could damage our reputation and expose us to a risk of loss or litigation and possible liability. Furthermore, if our network or computer systems are breached or unauthorized access to customer data is otherwise obtained, we may be held responsible for damages for contract breach, indemnity obligations, penalties for violation of applicable laws or regulations, and significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners, or other expenditures, in an effort to maintain business relationships, and other liabilities. In addition, significant unavailability of our platform due to security breaches and other privacy and security incidents could cause users to decrease their use of or cease using our platform and adversely affect our business. Although we maintain cyber liability insurance, we cannot be certain our coverage will extend to or be adequate for liabilities actually incurred or will continue to be available to us on reasonable terms, or at all.
Errors, defects, or disruptions in our platform could diminish demand, adversely impact our financial results, and subject us to liability.
Our users utilize our platform for important aspects of their businesses, and any errors, defects, or disruptions in our platform, or other performance problems with our platform or infrastructure could harm our brand and reputation and may damage the businesses of users. As the usage of our platform grows, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to operate our platform. It is possible that we may fail to continue to effectively scale and grow our technical infrastructure to accommodate these increased demands, which may adversely affect our user experience. We are also reliant on third-party software and infrastructure, including the infrastructure of the internet, to provide our platform. Any failure of or disruption to this software and infrastructure could also make our platform unavailable to our users. For example, for a short period of time in May 2019, due to an inadvertent error by a regulatory agency in Bangladesh, certain of our users in Bangladesh were not able to access our website and other websites that included “-rk.com” in their website addresses. Our platform is constantly changing with new updates, which may contain undetected errors when first introduced or released. Any errors, defects, disruptions in service, or other performance or stability problems with our platform, or the inadequacy of our efforts to adequately prevent or timely remedy errors or defects, could result in negative publicity, loss of or delay in market acceptance of our platform, loss of competitive position, our inability to timely and accurately maintain our financial records, inaccurate or delayed invoicing of clients, delay of payment to us or freelancers, or claims by users for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help resolve the issue. Accordingly, any errors, defects, or disruptions in our platform could adversely impact our brand and reputation, revenue, and operating results.
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
We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, European legislators adopted the General Data Protection Regulation (the “GDPR”), which became effective in May 2018, superseded existing European Union (the “EU”) data protection legislation, imposes more stringent EU data protection requirements, and provides for significant penalties for noncompliance. The GDPR creates new compliance obligations applicable to our business, users and third-party partners, which could cause us to change our business practices, and increases financial penalties for noncompliance, including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million, whichever is higher, for the most serious violations. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR has been and will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to governmental investigations or enforcement actions, fines and penalties, claims, litigation, and reputational harm in connection with any European activities. Additionally, in June 2018, California passed the California Consumer Privacy Act (the “CCPA”), which provides new data privacy rights for consumers and new operational requirements for companies, effective in 2020. Fines for noncompliance may be up to $7,500 per violation. The costs of compliance with, and other burdens imposed by, the GDPR and CCPA may limit the use and adoption of our products and services and could have an adverse impact on our business. As a result, we may need to modify the way we treat such information. Further, the United Kingdom has initiated a process to leave the EU that has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, although the United Kingdom has proposed a Data Protection Bill that would be substantially consistent with the GDPR, this bill remains in the legislative process in the United Kingdom and it remains unclear whether it will be enacted or what it will provide for if enacted.
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
We have experienced growth in a relatively short period of time. For example, our total revenue for the six months ended June 30, 2019 was $143.2 million, representing a period-over-period growth rate of 17% over the same period in 2018. We plan to continue to expand our operations and personnel significantly. Sustaining our growth will place significant demands on our management as well as on our administrative, operational, and financial resources. To manage our growth, we must continue to improve our operational, financial, and management information systems; expand, motivate, and effectively manage our workforce; and effectively collaborate with our third-party partners. If we are unable to manage our growth successfully without compromising our quality of service or our profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, operating results, financial condition, and ability to successfully market our platform and serve our users could be adversely affected.
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
Even if we reach agreement with an enterprise client to use our platform, the agreement may not be on pricing or other terms that are favorable to us. Moreover, a significant portion of the fees we typically receive from enterprise clients is contingent on the level of spend by the client. If an enterprise client negotiates pricing terms that are not favorable to us, does not engage freelancers on our platform, or uses freelancers for few projects or projects of low value, our revenue from the relationship may be minimal.
We also have in the past agreed, and may in the future agree, to take on additional risk for worker classification, privacy, security, work product, payments, or other matters for larger clients, or to other terms that are unfavorable to us in order to secure a client’s business or increase its spend. All these factors can add further risk to business conducted with these clients even after a successful sale.
Our revenue growth and ability to achieve and sustain profitability will depend in part on being able to expand and increase the productivity and effectiveness of our sales force.
We have only recently begun generating revenue from our Upwork Business and Enterprise offerings and other premium offerings. In order to increase our revenue from these offerings and achieve and sustain profitability, we must increase the size of our sales force and generate additional revenue from new and existing users.
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
If internet search engines’ methodologies or other channels that we utilize to direct traffic to our website are modified to our disadvantage, or our search result page rankings decline for other reasons, our user growth could decline.

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
We may experience a decline in traffic to our website if third-party browser technologies are changed or search engine or other channels that we utilize to direct traffic to our website change their methodologies or rules to our disadvantage. We expect the search engines and other channels that we utilize to drive users to our website to continue to periodically change their algorithms, policies, and technologies. These changes may result in an interruption in users’ ability to access our website or impair our ability to maintain and grow the number of users that visit our website. We may also be forced to significantly increase marketing expenditures in the event that market prices for online advertising and paid listings escalate or our organic ranking decreases. Any of these changes could have an adverse impact on our business, user acquisition, and operating results.
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
Our payment partners are critical to our business. In order to maintain these relationships, we have in the past been, and may in the future be, forced to agree to terms that are unfavorable to us. If we are unable to maintain our agreements with current payment partners on favorable terms, or at all, or we are unable to enter into new agreements with new payment partners on favorable terms, or at all, our ability to disburse transactions and our revenue and business may be adversely affected. This could occur for a number of reasons, including the following:

•	our payment partners may be unable to effectively accommodate changing service needs, such as those which could result from rapid growth or higher volume or those which relate to local jurisdictions;

•	our payment partners could choose to terminate or not renew their agreements with us, or only be willing to renew on different or less advantageous terms;

•	our payment partners could reduce the services provided to us, cease doing business with us, or cease doing business altogether;

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
Mobile devices are increasingly used for marketplace transactions. A significant and growing portion of our users access our platform through mobile devices, including through the use of mobile applications. Our mobile applications rely on third parties maintaining open application marketplaces, including the Apple App Store and Google Play, which make applications or new versions of our mobile applications available for download and use on mobile devices. We cannot assure you that the marketplaces through which we distribute our applications will maintain their current structures or terms of access, that such marketplaces will continue to make our mobile applications available for download, or that such marketplaces will not charge us fees to list our applications for download, or charge us fees to offer products and services through our applications. Additionally, there is no guarantee that popular mobile devices will continue to support our platform, that the use of mobile devices for marketplace transactions will be available on commercially reasonable terms, or that mobile device users will use our platform rather than competing products. We are dependent on the interoperability of our platform with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems that degrade the functionality of our website or applications or give preferential treatment to competitors could adversely affect our platform’s usage on mobile devices. Additionally, in order to deliver high-quality mobile products, it is important that our products are designed effectively and work well with a range of mobile devices, technologies, systems, networks, and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these devices, technologies, systems, networks, or standards. In the event that it is more difficult for our users to access and use our platform on their mobile devices or users find our mobile offering does not meet their needs, our competitors develop products and services that are perceived to operate more effectively on mobile devices, or if our users choose not to access or use our platform on their mobile devices or use mobile products that do not offer access to our platform, our user growth, user engagement, and business could be adversely impacted.
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
AWS does not have an obligation to renew its agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements or unable to renew on commercially reasonable terms, our agreements are prematurely terminated, or we add additional infrastructure providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new data center providers. If these providers charge high costs for or increase the cost of their services, we may have to increase the fees to use our platform and our operating results may be adversely impacted.
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
We have voluntarily implemented an anti-money laundering program designed to address the risk of our platform being used to facilitate money laundering, terrorist financing, and other illicit activity. We also have policies, procedures, and sophisticated technology designed to allow us to comply with U.S. economic sanctions laws and prevent our platform from being used to facilitate business in countries, or with persons or entities, included on designated lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and equivalent foreign authorities. Although we have a program that we believe is reasonably designed to allow us to comply with applicable laws, rules, and regulations, we may still be subject to fines or other penalties in one or more jurisdictions levied by federal or state or local regulators, including state attorneys general, as well as those levied by foreign regulators in the event that we engage in any conduct, intentionally or not, that facilitates money laundering, terrorist financing, or other illicit activity, or that violates sanctions or otherwise constitutes sanctionable activity. Moreover, while we have implemented policies and procedures for compliance with OFAC regulations, including, among others, internet protocol-blocking logic designed to prevent users from using our services within the OFAC-sanctioned countries of North Korea, Syria, Iran, and the Crimea region of Ukraine, given the technical limitations in developing controls to prevent, among other things, the ability of users to place on our platform false or deliberately misleading information or to develop sanctions evasion methods, it is possible that we may inadvertently and without our knowledge provide services to individuals or entities that have been designated by OFAC or are located in a country subject to an embargo by the United States that may not be in compliance with the economic sanctions regulations administered by OFAC. A State Department advisory issued in July 2018 stated that “there are cases where North Korean companies exploit the anonymity provided by freelancing websites to sell their IT services to unwitting buyers.” Additionally, press reports have stated that North Korean operatives have used various social media applications and freelancing websites, including ours. Accordingly, although we have controls in place to detect and prevent such OFAC violations and our systems show no access from persons in North Korea, nor from any other OFAC-sanctioned jurisdictions, we may face higher levels of scrutiny by users, partners, and regulators due to the publishing of this advisory and such press reports. In addition to fines, consequences for failing to comply with applicable rules and regulations could include criminal and civil lawsuits, forfeiture of significant assets, or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny. In addition, any perceived or actual breach of compliance by us or our users with respect to applicable laws, rules, and regulations could have a significant impact on our reputation and could cause us to lose existing users, prevent us from obtaining new users, cause payment partners to terminate or not renew their agreements with us, negatively impact investor sentiment about our company, require us to expend significant funds to remedy problems caused by violations and to avert further violations, and expose us to legal risk and potential liability, all of which may adversely affect our business, operating results, and financial condition and may cause the price of our common stock to decline. Further, even if we maintain proper controls and remain in compliance with OFAC regulations, should any of our competitors not implement sufficient OFAC controls and be found to have violated OFAC regulations, user perception of online freelance marketplaces in general may decrease and our business, brand, and reputation may be adversely affected.
We are also subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and the UK Bribery Act 2010, and may be subject to other anti-bribery, anti-money laundering, and sanctions laws in countries in which we conduct activities or have users. We face significant risks if we fail to comply with the FCPA and other anti-corruption laws that prohibit companies and their agents and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties, and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any advantage. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. We may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities, and we may be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. We have implemented an anti-corruption compliance policy, but we cannot ensure that all of our employees, users, and agents, as well as those contractors to which we outsource certain of our business operations, will not take actions in violation of our policies or agreements and applicable law, for which we may be ultimately held responsible.
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
The application of federal, state, local, and international tax laws to services provided over the internet is evolving. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the internet and ecommerce. In addition, governments are increasingly looking for ways to increase revenue, which has resulted in discussions about tax reform and other legislative action to increase tax revenue, including through indirect taxes. New income, payroll, sales, use, value-added, goods and services, or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time (possibly with retroactive effect), and could be applied solely or disproportionately to services provided over the internet, could target certain products and services offered on our platform, or could otherwise affect our or our users’ tax obligations or financial position and operating results. Many countries in the EU, as well as the United Kingdom and a number of other countries and organizations, such as the Organisation for Economic Cooperation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations.
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
Moreover, state, local, and foreign tax jurisdictions have differing rules and regulations governing sales, use, value-added, payroll, and other taxes, and these rules and regulations can be complex and are subject to varying interpretations and enforcement positions that may change over time. Existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us (possibly with retroactive effect), which could require us or our users to pay additional tax amounts on prior sales and going forward, as well as require us or our users to pay fines, penalties, and interest for past amounts. Although our terms of service require our users to pay all applicable sales and other taxes and to indemnify us for any requirement that we pay any withholding amount to the appropriate authorities, our users may be unwilling or unable to pay back taxes and associated interest or penalties and may fail to indemnify us, we may determine that it would not be commercially feasible or cost-effective to seek reimbursement, or the indemnification obligation may be deemed unenforceable. If we are required to collect and pay back taxes and associated interest and penalties, or we are unsuccessful in collecting such amounts from our users, we could incur potentially substantial unplanned expenses, thereby adversely impacting our operating results and cash flows. In addition, tax laws and regulations may subject us to audit by tax regulators and require us to provide certain data and information, including user information, from our platform to tax regulators in certain jurisdictions. If we are obligated to provide such information to tax regulators in any jurisdiction, users may choose to use other platforms or other alternatives, which may in turn adversely affect our operating results and financial condition.
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
In March 2017, the United Kingdom announced its decision to exit the EU (“Brexit”). The United Kingdom’s withdrawal is currently scheduled to take effect in the fourth quarter of 2019, unless a further extension is agreed to; however, uncertainty remains as to what kind of post-Brexit agreement between the United Kingdom and the EU, if any, may be approved by the UK Parliament. The ongoing uncertainty on the status of such an agreement sustains the possibility of the United Kingdom leaving the EU without any agreement in place, a so-called “hard Brexit,” which would likely cause significant economic disruption and further depress consumer confidence and the economy of the United Kingdom. Our results of operations derived from revenue earned from clients and freelancers in the United Kingdom may be adversely affected by the uncertainty surrounding the timing of the withdrawal and the future relationship between the United Kingdom and the EU, and those effects would be increased in the event of a hard Brexit. Brexit could also contribute to instability in global financial and foreign exchange markets, including volatility in the value of the Euro and the British Pound, which are currencies in which we transact business. In addition, we could be adversely impacted by changes in trade policies, labor, tax or other laws and regulations, and intellectual property rights and supply chain logistics. All or any one of these factors could adversely affect our business, revenue, financial condition and results of operations.
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
Moreover, recent amendments to, developing jurisprudence regarding, and possible changes to intellectual property laws and regulations, including U.S. and foreign patent law, may affect our ability to protect and enforce our intellectual property rights. In addition, the laws of some countries do not provide the same level of protection for our intellectual property as do the laws of the United States. As our global reputation grows and we expand our international activities, our exposure to unauthorized copying and use of our platform and proprietary information will likely increase. Despite our precautions, our intellectual property is vulnerable to unauthorized access through employee or third-party error or actions, theft, cyber security incidents, and other security breaches and incidents. It is possible for third parties to infringe upon or misappropriate our intellectual property, to copy our platform, and to use information that we regard as proprietary to create products and services that compete with ours. Effective intellectual property protection may not be available to us in every country in which our platform is available. In addition, many countries limit the enforceability of patents against certain third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Further, certain countries impose additional conditions on the transfer of intellectual property rights from individuals to companies, which may make it more difficult for us to secure and maintain intellectual property protection in those countries. We may need to expend additional resources to defend our intellectual property rights domestically or internationally, which could be costly, time consuming, and distracting to management and could impair our business or adversely affect our domestic or international expansion. Moreover, we may not pursue or file patent applications or apply for registration of copyrights or trademarks in the United States and foreign jurisdictions in which we have a presence with respect to our potentially patentable inventions, works of authorship, and marks and logos for a variety of reasons, including the cost of procuring such rights and the uncertainty involved in obtaining adequate protection from such applications and registrations. If we cannot adequately protect and defend our intellectual property, we may not remain competitive, and our business, operating results, and financial condition may be adversely affected.
We enter into confidentiality and invention assignment or intellectual property ownership agreements with our employees and contractors and enter into confidentiality agreements with other parties. In addition, for employees of third-party staffing providers or other contractors, the employer agrees to enter into these agreements with individual workers. We cannot ensure that these agreements, or all the terms thereof, will be enforceable or compliant with applicable law, or otherwise effective in controlling access to, use of, and distribution of our proprietary information or in effectively securing exclusive ownership of intellectual property developed by our current or former employees and contractors. For example, when working with contractors, particularly those who are off-site, it may be more difficult to control use of confidential materials, increasing the risk that our source code or other confidential or trade secret information may be exposed. Further, these agreements with our employees, contractors, and other parties may not prevent other parties from independently developing technologies that are substantially equivalent or superior to our platform.
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
We operate in a highly competitive industry, and there has been considerable activity in our industry to develop and enforce intellectual property rights. Successful intellectual property infringement claims against us or our users or third-party partners could result in monetary liability or a material disruption in the conduct of our business. We cannot be certain that aspects of our platform, content, and brand names do not or will not infringe valid patents, trademarks, copyrights, or other intellectual property rights held by third parties. We are, have in the past been, and may in the future be, subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. Our competitors have in the past challenged, and may in the future challenge, our registration or use of our trademarks, including “Upwork,” and, if successful, such a challenge could adversely affect our business. Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to cease selling or using products and services that incorporate the intellectual property that we allegedly infringe; make substantial payments for legal fees, settlement payments, or other costs or damages; obtain a license to sell or use the relevant technology, which may not be available on reasonable terms or at all; or redesign the allegedly infringing products and services to avoid infringement, which could be costly, time-consuming, or impossible. Any claims or litigation, regardless of merit, could divert management’s attention and cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering aspects of our platform, or require that we comply with other unfavorable terms. Our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. We may also be obligated to indemnify certain clients on our platform or strategic partners or others in connection with such infringement claims, or to obtain licenses from third parties or modify our platform, and each such obligation could further exhaust our resources. Some of our infringement indemnification obligations related to intellectual property are contractually capped at a very high amount or not capped at all.
Any disputes resulting from allegations of intellectual property infringement, including current disputes, could subject us to significant legal costs and liability for damages and invalidate our proprietary rights. Any current or potential future intellectual property disputes or litigation also could force us to do one or more of the following:

•	cease conducting certain operations in some or all jurisdictions, or stop using technology that contains the allegedly infringing intellectual property;

•	stop using the name “Upwork” or other trademarks in some or all jurisdictions;

•	incur significant legal expenses;

•	pay substantial damages to the party whose intellectual property rights we may be found to be infringing;

•	pay substantial amounts in settlement to a party that asserts allegations of intellectual property infringement;

•	make expensive changes to our platform or in our methods of doing business; or

•	attempt to obtain a license to the relevant intellectual property from third parties, which may not be available on reasonable terms or at all.
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
Our business model involves enabling connections between freelancers and clients that contract directly through our platform. Freelancers and clients are free to negotiate any contract terms they choose, but we also provide optional service contract terms that they can elect to use. It is possible that disputes may arise between freelancers and clients with regard to their contract terms, work relationship, or otherwise, including with respect to service standards, payment, confidentiality, work product, and intellectual property ownership and infringement. If either party believes the contract terms were not met, our standard terms provide a mechanism for the parties to request assistance from us, and, for some contracts, if that is unsuccessful, they may choose to resolve the dispute with the help of a third-party arbitrator. Whether or not freelancers and clients decide to seek assistance from us, if these disputes are not resolved amicably, the parties might escalate to formal proceedings, such as by filing claims with a court or arbitral authority. Given our role in facilitating and supporting these arrangements, it is possible that claims will be brought against us directly as a result of these disputes, or that freelancers or clients may bring us into any claims filed against each other. Through our user agreements we disclaim responsibility and liability for any disputes between users (except with respect to the specified dispute assistance program); however, we cannot guarantee that these terms will, in all circumstances, be effective in preventing or limiting our involvement in user disputes. In addition, from time to time users do, and may continue to, assert claims against us regarding their experience on our platform, including related to their search ranking results, their feedback ratings, our dispute resolution process, or admission or non-admission to the platform or other programs, including those designed to highlight successful freelancers. Even if these claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could result in legal, settlement, or other financial costs; divert the resources of our management; harm our reputation; and adversely affect our business and operating results.
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
Volatility or lack of appreciation in our stock price may also affect our ability to attract new talent and retain our key employees. Many of our senior personnel and other key employees have become, or will soon become, vested in a substantial amount of stock or stock options. Employees may be more likely to leave us if the shares they own, or the shares underlying their vested options, have appreciated in value relative to the original purchase price of the shares or the exercise price of the options, or conversely, if the exercise price of the options that they hold are above or near the market price of our common stock. If we are unable to retain our employees, or if we need to increase our compensation expenses to retain our employees, our business, operating results, financial condition, and cash flows could be adversely affected.
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain additional executive management and qualified board members. In addition, we expect we will no longer be an emerging growth company as of the end of this fiscal year and the additional requirements we must comply with may further strain our resources and divert management’s attention from other business concerns.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of The Nasdaq Global Select Market, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an emerging growth company. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants or may have difficulty attracting and retaining sufficient employees, which would increase our costs and expenses.
In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve or otherwise change over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards (or changing interpretations of them), and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with these laws, regulations, and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected. Being a public company and complying with the associated rules and regulations makes it more expensive for us to obtain director and officer liability insurance, the costs of which can fluctuate significantly from year-to-year due to general market conditions in obtaining such insurance. As a result, we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executives and qualified members of our board of directors, particularly to serve on our audit, risk, and compliance committee, compensation committee, and nominating and governance committee.
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
As a public company, we will be required, pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting commencing with our annual report on Form 10-K for the year ending December 31, 2019. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. However, our independent registered public accounting firm has not been required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 to date as we have been an emerging growth company. We will no longer qualify as an emerging growth company as of December 31, 2019 and therefore our independent registered public accounting firm will be required to provide this attestation beginning with our Annual Report on Form 10-K for the year ending December 31, 2019, which will require increased costs, expenses and management resources. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation. We are required to disclose changes made to our internal controls and procedures on a quarterly basis. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.
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
We are evaluating and implementing additional procedures in order to remediate this material weakness, however, we cannot assure you that these or other measures will fully remediate the material weakness in a timely manner. At the beginning of 2016, we had 15 accounting and finance employees. As part of our remediation plan to address the material weakness identified above, we hired a new Chief Financial Officer in October 2017 and subsequently hired additional accounting and finance employees with the specific technical accounting and financial reporting experience necessary for a public company, including a senior director of technical accounting and reporting, a manager of technical accounting and reporting, a senior director of Sarbanes-Oxley compliance, a manager of revenue recognition, a senior manager of accounting operations, and additional treasury analysts. We have hired these personnel after considering the appropriateness of each individual’s experience and believe that these personnel are qualified to serve in their current respective roles. As of June 30, 2019, we had 28 accounting and finance employees. We believe the current staffing in our accounting and finance department is sufficient to meet our requirements as a public company. However, we will continue to assess the adequacy of our accounting and finance personnel and resources, and will add additional personnel, as well as adjust our resources, as necessary, commensurate with any increase in the size and complexity of our business. We also increased the depth and level of review procedures with regard to financial reporting and internal control procedures. Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we no longer qualify as an emerging growth company, which will occur on December 31, 2019. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. If we are unable to remediate the material weakness, or otherwise maintain effective internal control over financial reporting, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports in a timely manner. If our remediation of this material weakness is not effective, or if we experience additional material weaknesses or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock. We cannot assure you that all of our existing material weaknesses have been identified, or that we will not in the future identify additional material weaknesses. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business and results of operations and could adversely impact our business, operating results, and financial condition.
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
Our business strategy may, from time to time, include acquiring other complementary products, technologies, or businesses. At any given time, we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any acquisition, investment, or business relationship may result in unforeseen or additional operating difficulties, risks, and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, services, personnel, or operations of the acquired companies particularly if the key personnel of the acquired companies choose not to work for us, if an acquired company’s software is not easily adapted to work with ours, or otherwise. Acquisitions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for the development of our business. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown or additional risks and liabilities.
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

•
become subject to different laws and regulations due to the nature or location of the acquired business, products, technologies, or other assets, or become subject to more stringent scrutiny or differing applications under laws and regulations to which we are currently subject as a result of such transactions;

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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Quarterly Report. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity as of the date of the financial statements, and the amount of revenue and expenses, during the periods presented, that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to determination of revenue recognition, the useful lives of assets, assessment of the recoverability of long-lived assets, goodwill impairment, allowance for doubtful accounts, reserves relating to transaction losses, the valuation of warrants, stock-based compensation, and accounting for income taxes. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our common stock.
Additionally, we regularly monitor our compliance with applicable financial reporting standards and review new pronouncements and drafts thereof that are relevant to us. As a result of new standards, changes to existing standards, and changes in interpretation, we might be required to change our accounting policies, alter our operational policies and implement new or enhance existing systems so that they reflect current financial reporting standards, or we may be required to restate our published financial statements. Such changes to existing standards or changes in their interpretation may have an adverse effect on our reputation, business, financial position, and profit, or cause an adverse deviation from our revenue and operating profit target, which may negatively impact our financial results.
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
Legislation or other changes in tax laws could increase our liability and adversely affect our after-tax profitability. For example, the Tax Cuts and Jobs Act was enacted in the United States in December 2017 (the “Tax Act”) could have a significant impact on our effective tax rate, cash tax expenses and net deferred tax assets. The Tax Act reduces the U.S. corporate statutory tax rate, eliminates or limits the deduction of several expenses that were previously deductible, imposes a mandatory deemed repatriation tax on undistributed historic earnings of foreign subsidiaries, requires a minimum tax on earnings generated by foreign subsidiaries and permits a tax-free repatriation of foreign earnings through a dividends-received deduction. The Tax Act may have significant impacts in future periods and certain deduction limitations and restrictions.
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
Our platform incorporates certain open source software. An open source license typically permits the use, modification, and distribution of software in source-code form subject to certain conditions. Some open source licenses contain conditions that any person who distributes a modification or derivative work of software that was subject to an open source license make the modified version subject to the same open source license. Distributing software that is subject to this kind of open source license can lead to a requirement that certain aspects of our platform be distributed or made available in source code form. Although we do not believe that we have used open source software in a manner that might condition its use on our distribution of any portion of our platform in source code form, the interpretation of open source licenses is complex and, despite our efforts, it is possible that we may be liable for copyright infringement, breach of contract or other claims if our use of open source software is adjudged not to comply with the applicable open source licenses.
Moreover, we cannot ensure that our processes for controlling our use of open source software in our platform will be effective. If we have not complied with the terms of an applicable open source software license, we may need to seek licenses from third parties to continue offering our platform and the terms on which such licenses are available may not be economically feasible, to re-engineer our platform to remove or replace the open source software, to discontinue offering our platform if re-engineering could not be accomplished on a timely basis, to pay monetary damages, or to make available the source code for aspects of our proprietary technology, any of which could adversely affect our business, operating results, and financial condition.
In addition to risks related to license requirements, use of open source software can involve greater risks than those associated with use of third-party commercial software, as open source licensors generally do not provide warranties; assurances of title, performance, or non-infringement; or control the origin of the software. There is typically no support available for open source software, and we cannot ensure that the authors of such open source software will implement or push updates to address security risks or will not abandon further development and maintenance. Many of the risks associated with the use of open source software, such as the lack of warranties or assurances of title or performance, cannot be eliminated, and could, if not properly addressed, negatively affect our business. We have established processes to help alleviate these risks, including a review process for screening requests from our development organizations for the use of open source software, but we cannot be sure that these processes are sufficient.
Clients may fail to pay their invoices, necessitating action by us to compel payment.
In connection with our Upwork Enterprise and Business offerings and for certain legacy clients, we advance payments to freelancers for invoiced services on behalf of the client and subsequently invoice the client for such services. In addition, in certain instances, we will advance payment on a freelancer invoice if the client issues a chargeback or their payment method is declined and the freelancer assigns us the right to recover any funds from the client. From time to time, clients fail to pay for these services rendered by a freelancer, and as a result, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the applicable agreement or our terms of service, including through arbitration or litigation. Furthermore, some clients may seek bankruptcy protection or other similar relief and fail to pay amounts due, or pay those amounts more slowly, either of which could adversely affect our operating results, financial position, and cash flow.
Litigation could have a material adverse impact on our operating results and financial condition.
From time to time, we are subject to litigation. The outcome of any litigation (including class actions and individual lawsuits or arbitration), regardless of its merits, is inherently uncertain. Regardless of the merits or ultimate outcome of any claims that have been or may be brought against us, pending or future litigation could result in a diversion of management’s attention and resources and reputational harm, and we may be required to incur significant expenses defending against these claims. If we are unable to prevail in litigation, we could incur substantial liabilities. We may also determine that the most cost-effective and efficient way to resolve a dispute is to enter into a settlement agreement. Where we can make a reasonable estimate of the liability relating to pending litigation and determine that it is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of uncertainties relating to litigation, the amount of our estimates could be wrong as determining reserves for pending litigation is a complex, fact-intensive process that is subject to judgment calls. Any adverse determination related to litigation or a settlement agreement could require us to change our technology or our business practices in costly ways, prevent us from offering certain products or services, require us to pay monetary damages, fines, or penalties, or require us to enter into royalty or licensing arrangements, and could adversely affect our operating results and cash flows, harm our reputation, or otherwise negatively impact our business.
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
In order to support our growth and respond to business challenges, such as developing new features or enhancements to our platform, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business and we intend to continue to make such investments. In addition, we may, from time to time, seek to acquire or strategically invest in other complementary products, technologies, or businesses. As a result, we may need to engage in equity or debt financings, in addition to our Loan Agreement, to provide the funds required for these investments, acquisitions, and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to that of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve additional restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions and strategic investments. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.
We are currently an emerging growth company, and we cannot be certain that the reduced disclosure requirements applicable to emerging growth companies will not make our common stock less attractive to investors.
We are currently an emerging growth company, as defined in the JOBS Act, and, for so long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
While we remain an emerging growth company under the JOBS Act, we cannot predict if investors will find our common stock less attractive or our company less comparable to certain other public companies because we rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future operating results may not be as comparable to the operating results of certain other companies in our industry that adopted such standards. We will no longer qualify as an emerging growth company as of December 31, 2019, and, at that time, we will no longer be permitted to use these reporting exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
We are continuing to evaluate the adoption method and the potential impact that the implementation of ASC 606 will have on our consolidated financial statements, specifically related to the following items:

•	identification of performance obligations;

•	principal agent considerations;

•	whether the discounts offered under our tiered pricing program for freelancer service fee result in a deferral of revenue under ASC 606;

•	whether costs to obtain a contract with a customer will be capitalized or expensed, as well as the timing of recording such capitalization or expense;

•	timing of revenue recognition;

•	method of adoption; and

•	revenue disclosures which are expected to expand and may require judgment in certain areas.

If currency exchange rates fluctuate substantially in the future, the results of our operations, which are reported in U.S. dollars, could be adversely affected.
As we expand our international footprint, we will become more exposed to the effects of fluctuations in currency exchange rates. Although we expect an increasing number of sales contracts to be denominated in currencies other than the U.S. dollar in the future, all of our sales contracts are and have historically been denominated in U.S. dollars. However, we offer clients the option to settle invoices denominated in U.S. dollars in the local currencies of several non-U.S. countries, and therefore, a portion of our revenue is subject to foreign currency risk. While we currently use derivative instruments to hedge certain exposures to fluctuations in foreign currency exchange rates, the use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, a strengthening of the U.S. dollar could increase the real cost of transacting on our platform to clients located outside of the United States and could result in a loss of such clients, which could adversely affect our business, operating results, financial condition, and cash flows.
We may be adversely affected by natural disasters and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business operations and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
A significant natural disaster, such as an earthquake, blizzard, hurricane, fire, flood, or other catastrophic event, such as a power loss or telecommunications failure, could have a material adverse impact on our business, financial condition, and operating results. In the event of natural disaster or other catastrophic event, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our platform, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our operating results. Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity and potentially subject to catastrophic fires. In addition, natural disasters and other catastrophic events could affect our partners’ ability to perform services for users on a timely basis. In the event any such partners’ information technology systems or service abilities are hindered by any of the events discussed above, our ability to provide our platform and other services may be impaired, resulting in missing financial targets for a particular quarter or year, or longer period. Further, if a natural disaster or other catastrophic event occurs in a region from which we derive a significant portion of our revenue, users in that region may delay or forego use of our platform or other services, which may adversely impact our operating results. In addition, acts of terrorism, civil disorder, or military conflict could cause disruptions in our business or the business and activity of our partners, users, or the economy as a whole. These disruptions may be more severe than in the case of natural disasters. All of the aforementioned risks may be augmented if our or our partners’ business continuity and disaster recovery plans prove to be inadequate. To the extent that any of the above results in delays or reductions in platform availability, activities or other services, our business, financial condition, and operating results would be adversely affected.
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

•	acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	recruitment or departure of key personnel;

•	the economy as a whole and market conditions in our industry;

•	negative publicity related to the real or perceived quality or security of our platform, as well as the failure to timely launch new products and services that gain market acceptance;

•	rumors and market speculation involving us or other companies in our industry and/or other industries;

•	announcements by us or our competitors of new or terminated products or services, commercial relationships, or significant technical innovations;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	lawsuits threatened or filed against us, litigation involving our industry, or both, or lawsuits threatened or filed against our users relating to their use of our platform;

•	developments or disputes concerning our or other parties’ products, services, or intellectual property rights;

•	changes in accounting standards, policies, guidelines, interpretations, or principles;

•	political changes or events, such as Brexit or U.S. government shutdowns;

•	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events;

•	sales of shares of our common stock by us or our stockholders; and

•	sales of large blocks of our stock relative to the size of our public float.
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
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market. The perception that these sales might occur may also cause the market price of our common stock to decline. We had a total of 110,708,530 shares of our common stock outstanding as of June 30, 2019. All shares of our common stock are freely tradable, generally without restrictions or further registration under the Securities Act of 1933, as amended (the “Securities Act”) except that any shares held by our “affiliates” as defined in Rule 144 under the Securities Act would only be able to be sold in compliance with the volume and manner of sale restrictions of Rule 144.
In addition, as of June 30, 2019, we had outstanding (i) stock options that, if fully exercised, would result in the issuance of 19,771,277 shares of common stock and (ii) 1,213,337 unvested RSUs. We have filed registration statements on Form S-8 to register shares reserved for future issuance under our equity compensation plans. The shares issued upon exercise of outstanding stock options or settlement or outstanding RSUs will be available for immediate resale in the United States on the open market.
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
The concentration of our stock ownership with insiders could limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.
As of June 30, 2019, our executive officers, directors, current 5% or greater stockholders, and affiliated entities together beneficially owned a significant portion of our common stock. As a result, these stockholders, acting together, could have substantial influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, the price of our common stock and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If industry analysts cease coverage of us, fail to publish reports on us regularly, the trading price for our common stock would be negatively affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of our common stock would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.
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
In December 2018, the Delaware Court of Chancery found that provisions such as the Federal Forum Provision are not valid under Delaware law. In light of this decision of the Delaware Court of Chancery, we do not currently intend to enforce the Federal Forum Provision in our restated bylaws unless and until there is a final determination by the Delaware Supreme Court regarding the validity of provisions such as the Federal Forum Provision. To the extent the Delaware Supreme Court makes a final determination that provisions such as the Federal Forum Provision are not valid as a matter of Delaware law, the board of directors intends to amend our restated bylaws to remove the Federal Forum Provision.
Moreover, Section 203 of the DGCL may discourage, delay, or prevent a change of control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In April 2019, we issued 333,685 shares of our common stock upon the cashless exercise of a warrant to purchase up to an aggregate of 398,331 shares of common stock. The warrant was exercised in full at a total cost of $1.2 million. In lieu of a cash payment, the holder of the warrant surrendered 64,646 shares of common stock to cover the exercise price. The offer, sale and issuance of these securities was deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act. The recipient of securities acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. The recipient of the securities was an accredited or sophisticated person and had adequate access, through business or other relationships, to information about us.

Item 6. Exhibits.

Filed or Furnished Herewith
Exhibit Number	Description
10.1	Offer Letter Addendum, dated May 3, 2019, by and between Upwork and Hayden Brown.	X
10.2	Offer Letter, dated June 17, 2019, by and between Upwork and Leela Srinivasan.	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
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

UPWORK INC.

Date: August 7, 2019	By:	/s/ Stephane Kasriel
Stephane Kasriel
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2019	By:	/s/ Brian Kinion
Brian Kinion
Chief Financial Officer (Principal Financial and Accounting Officer)