Form 10-K
period 2019-12-31
Upwork Inc.
filed 2020-03-02
CIK 1627475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
None
_____________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 28, 2019, the last business day of the registrant’s most recently completed second quarter, was $1,174,421,292 (based on the closing price for shares of the registrant’s common stock as reported by The Nasdaq Global Select Market on that date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 28, 2020, there were 113,931,825 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

Unless otherwise expressly stated or the context otherwise requires, references in this Annual Report on Form 10-K (this “Annual Report” or “report”) to “Upwork,” “Company,” “our,” “us,” and “we” and similar references refer to Upwork Inc. and its wholly-owned subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements within the meaning of the federal securities laws. All statements contained in this Annual Report, other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, potential growth or growth prospects, client spend retention, core clients, future research and development, sales and marketing and general and administrative expenses, provision for transaction losses, and our objectives for future operations, are forward-looking statements. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements.
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
We operate the largest online talent marketplace, as measured by gross services volume (“GSV”),1 which enables businesses to find and work with highly-skilled independent professionals. Freelancers on our platform include independent professionals and agencies of varying sizes and are an increasingly sought-after, critical, and expanding segment of the global workforce. During the year ended December 31, 2019, our platform enabled $2.1 billion of GSV. We define freelancers as users of our platform that advertise and provide services to clients through our platform, and we define clients as users of our platform that work with freelancers through our platform.
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
For clients, our platform provides fast, secure, and efficient access to high-quality talent with over 8,000 skills across over 70 categories, such as content marketing, customer service, data science and analytics, graphic design, mobile development, sales, and web development. We offer a direct-to-talent approach as an alternative to traditional intermediaries such as staffing firms, recruiters, and agencies by providing proven quality talent and features that help instill trust in remote work, including the ability to engage freelancers as either independent contractors or as employees of third-party staffing providers. Our platform also enables clients to streamline workflows, such as talent sourcing, outreach, and contracting. In addition, our platform provides access to essential functionality for remote engagements with freelancers, including communication and collaboration, time tracking, invoicing, and payment. The clients on our platform range in size from small businesses to Fortune 500 companies.
We believe that a key differentiator and driver of our growth is our track record of creating trust and enabling freelancers and clients to successfully connect at scale on our platform. As the largest online talent solution that enables businesses to find and work with highly-skilled independent professionals, as measured by GSV, we benefit from network effects that drive growth in both the number of clients posting jobs and the number of highly-skilled independent professionals seeking work. The growth in our marketplace is driven by long-term and recurring use of our platform by freelancers and clients, which gives us increased revenue visibility. For example, for the year ended December 31, 2019, in addition to acquiring new clients, our client spend retention was 102%. For additional information related to how we calculate client spend retention, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operational Metrics.”
We generate a majority of our revenue from fees charged to freelancers. We also generate revenue through fees charged to clients for transacting payments through our platform, as well as foreign currency exchange fees, Upwork Payroll service fees, and fees for premium offerings. In addition, we provide a managed services offering where we engage freelancers to complete projects, directly invoice the client, and assume responsibility for work performed.
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

Our Platform and Marketplace
We operate the largest online talent solution that enables businesses to find and work with highly-skilled independent professionals, as measured by GSV. We believe the following core aspects of our platform provide us with a competitive advantage:
Trusted Platform for Freelancers and Clients
Our proprietary platform fosters trust and credibility among freelancers and clients, while reducing the friction associated with searching for, contracting and collaborating with, and paying highly-skilled independent professionals for short-term and longer-term projects. We use a combination of the latest technology, data science, product features, and our skilled team to position our platform as a trusted online marketplace to get work done. We build and use software to highlight relevant freelancers, facilitate security and identity verification for account ownership, and flag suspicious posts. We provide clients with tools to validate work performed by freelancers and to provide both public and private feedback once the work is completed. Our feedback system enables freelancers to build their business reputation by establishing long-term credibility with project review and verified client feedback. We provide escrow services to help ensure that clients on our platform only pay for work that has been completed and freelancers are paid by their clients in full and on time.
Proprietary Data Drives Increasing Efficiencies
We have built an expansive and unique repository of data on our platform. Our proprietary database maintains detailed and dynamic information, including skills provided by freelancers, feedback, and success indicators of freelancers and clients transacting on our platform. Using this data in our machine learning algorithms on our platform enables us to provide a trusted, convenient, and effective user experience for both new and existing freelancers and clients, and enables clients to better connect with available talent for their projects. Moreover, our machine learning algorithms leverage our closed-loop transaction data on millions of completed projects. The large volume of transactions on our marketplace positions us to improve the effectiveness of our search algorithms and product features.
Robust Platform Functionality
Our platform includes a proposal tracking system, search engine and collaboration functionality, artificial intelligence-driven talent matching and proposal ranking capabilities, time tracking and invoicing systems, and payments services. The robust functionality of our platform is designed to enable freelancers to more easily run their businesses and clients to find and work with high-quality talent globally.
Powerful Global Network Effects
We have heavily invested in building a robust platform with features and functionalities to connect freelancers and clients at scale. We believe our platform provides a strong value proposition for both sides of our marketplace and our scale creates powerful network effects that strengthen our competitive position. In turn, as more clients use and post projects on our platform, we are able to attract more freelancers. As a result, we have been able to scale our business and our global community of users efficiently and without the need for local physical presence.
Business Model with Strong Retention Metrics
The growth in our marketplace is driven by long-term and recurring use of our platform by freelancers and clients, which leads to increased revenue visibility for us. For example, for the year ended December 31, 2019, in addition to acquiring new clients, our client spend retention was 102%. For additional information related to how we calculate client spend retention, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operational Metrics.” In addition, we believe the scale of our platform incentivizes freelancers to build their business reputations and continue to use our platform.
Our Products
We have marketplace offerings and a managed services offering. Our marketplace offerings include Upwork Basic, Upwork Plus, Upwork Business, Upwork Enterprise, and Upwork Payroll.
Upwork Basic
Our Upwork Basic offering provides clients with access to freelance talent with verified work history on our platform and client feedback, the ability to instantly match with the right freelancers, and built-in collaboration features.

Upwork Plus
Our Upwork Plus offering is designed for teams looking to stand out to quality talent and scale hiring fast. In addition to receiving all the product features of Upwork Basic, Upwork Plus clients can access personalized assistance, whether strategic or job-specific. They also receive perks such as a verified client badge and highlighted job posts, which stand out to top freelancers and help clients achieve results.
Upwork Business
Our Upwork Business offering is for mid-market clients looking for a flexible talent solution that scales with them. Upwork Business clients receive all the product features of Upwork Plus, in addition to consolidated billing and monthly invoicing, a dedicated team of advisors, and detailed reporting with company insights and trends to enable clients to hire faster and more successfully.
Upwork Enterprise
Our Upwork Enterprise offering is designed for larger clients. Upwork Enterprise clients receive all the product features of Upwork Business, plus access to additional product features, premium access to top talent, professional services, custom reporting, compliance services, and payment terms flexibility.
Upwork Payroll
Our Upwork Payroll service, one of our premium offerings, is available to clients when they choose to work with professionals they engage through Upwork as employees. With Upwork Payroll, clients have access to third-party staffing providers to employ their workers so that they can meet their talent needs through our talent solution.
Managed Services Offering
Through our managed services offering, we engage freelancers directly or as employees of third-party staffing providers to perform services for clients on our behalf, directly invoice the client, and assume responsibility for work performed.
Escrow Services
We are licensed as an internet escrow agent by the California Department of Business Oversight (“DBO”). Pursuant to the DBO’s regulations, funds that we hold on behalf of clients and freelancers are held in our escrow account and are released only according to escrow instructions that have been agreed upon by freelancers and clients. For fixed-price contracts, the client deposits funds that are held in escrow, in whole or by milestone, before the freelancer starts to work. The escrow funds are then released to the freelancer upon completion of a project or a milestone. For hourly contracts, the client receives a weekly invoice on Sunday and has several days to review the invoice. Funds are released to the freelancer after the review period unless the client files a dispute. In the case of any dispute between freelancers and clients over funds held in escrow, we have a dedicated team focused on facilitating a resolution between them.
Our Culture and Employees
Our mission—to create economic opportunities so people have better lives—is integral to our culture, and how we hire, build products, and lead our industry. We practice a “work without limits” model that includes a distributed team of on-site and remote employees, and a hybrid team model in which we also engage freelancers all over the world for our own specialized projects. Our hybrid team, and its belief in our mission and values, is critical to our success. With the consistent investment in the development of our team and our commitment to diversity, inclusion, and belonging for all team members, we are creating an environment where people are able to be themselves at work and perform to the best of their abilities. Through this work, we believe we will continue to increase our engagement and drive greater impact.
Our values are:
• Inspire a boundless future of work;
• Put our community first;
• Have a bias toward action; and
• Build amazing teams.
As of December 31, 2019, we had approximately 570 employees, and in 2019, we engaged over 1,200 freelancers to provide services to us on a variety of internal projects. None of our employees are represented by a labor union or are covered by a collective bargaining agreement. We believe the positive relationship between us and our employees and our unique, strong culture differentiates us and is a key driver of business success.
Sales and Marketing
Our sales and marketing organizations work closely together to increase awareness, generate client demand, build a strong sales pipeline, and grow account relationships across businesses of all sizes, from small businesses to Fortune 500 companies, to accelerate GSV and revenue growth.
Marketing
We have a holistic and integrated marketing strategy with the goal of attracting users to our platform and helping them select the right product offering based on their business needs. This starts with cost-effectively building awareness of our brand and the key benefits of hiring remote talent faster than traditional staffing models, including talent quality, flexibility, and cost effectiveness. We draw insights and trends from our platform and primary research studies to drive broad public relations coverage. We also help shape influential conversations around the future of work and the immediate strategic opportunities provided by flexible talent solutions through major media outlets to further drive brand awareness and cement our position as a thought leader.
Building upon our brand positioning, we address key client needs in all our marketing efforts and help point our clients to the right Upwork product based on those needs. We also enjoy the benefits of high Net Promoter Scores (“NPS”) that generate significant word-of-mouth growth. While a majority of our new client registrations come through direct and non-paid channels, we also increase our new client pipeline with a variety of digital, direct mail, and event marketing programs. We deploy email and life cycle marketing initiatives to retain, cross-sell, and upsell existing clients. In an effort to increase brand awareness, we began offline advertising and radio advertising campaigns in a small number of metropolitan markets in 2018 and initiated TV advertising campaigns in the second quarter of 2019.
We have also increased our focus on enterprise organizations by adding focused account-based marketing programs targeting companies with existing adoption of our platform to drive account growth. Once prospects are identified, our enterprise sales team works to broaden adoption of our platform into wider-scale deployments.
Enterprise Sales
Our enterprise sales team consists of sales development representatives and quota-carrying account executives who are focused on acquiring new clients with more than 50 employees. Our client strategies focus on mid-market, large enterprise, and global account clients. Specifically, our sales development representatives are focused on upgrading Upwork Basic and Plus clients to our Upwork Business and Enterprise offerings, while our quota-carrying account executives are focused on selling our Upwork Business and Enterprise offerings to prospective new clients. Our quota-carrying account management and success teams help new and existing clients scale usage of our platform throughout their organization. We achieve this by executing awareness campaigns, persona-based workshops, webinars, and account-based marketing campaigns that drive additional client spend through our platform. We believe this land-and-expand strategy helps clients ramp their usage of our platform and drives more value, awareness, and adoption over time. In an effort to accelerate our acquisition of mid-market, large enterprise, and global account clients, we began increasing our investment in our enterprise sales organization starting in the fourth quarter of 2019.
Our Technology
We invest substantial resources in research and development to enhance our platform, develop new products and features, and improve our infrastructure. We utilize a flexible systems architecture to allow us to scale easily as our platform usage increases and to provide a consistent and robust user experience. We host our platform on Amazon Web Services (“AWS”). The core focus of our technology is on:
Reliability
Our infrastructure is designed to provide high reliability and robust platform performance. There are three components to our reliability strategy:
1.Services-Oriented Architecture. We have focused on building a services-oriented architecture that is designed to independently scale, or failover, as needed, leveraging the AWS platform. As a result, we believe we are more resilient to unexpected surges in traffic or to new code changes that we may introduce.
2.Isolation as a Design Philosophy. Leveraging the philosophy of domain-driven design, we have divided our platform into multiple sections to reduce the likelihood that a failure in any one section of our platform would negatively impact other sections of our platform.

3.Self-Monitoring and Self-Healing. Our platform is designed to continuously monitor its own health and act appropriately, particularly during our deployment of new code.
Security
Our platform is designed to help ensure the security of our data and systems, protect our users’ personal information, and to meet the rigorous privacy and security requirements of our enterprise clients. To that end, we have obtained the following security and privacy certifications: SOC 2, Type 2 certification, PCI-DSS certification, and U.S.-EU and U.S.-Swiss Privacy Shield certifications. We are also TrustArc certified.
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
The Upwork Foundation Initiative
In April 2018, we established The Upwork Foundation initiative. The objective of The Upwork Foundation initiative is to further our mission of creating economic opportunities to make people’s lives better by supporting:
•those who may not otherwise fully benefit from the changing nature of work, including through organizations focused on skill development in underserved communities;
•non-profit organizations to increase their social impact by using our platform; and
•our employees in volunteering in their local communities.
The initiative includes a donor-advised fund created through the Tides Foundation. We believe that building a sustainable program for charitable donations fosters employee morale, enhances our community presence, and strengthens our brand. In May 2018, we issued a warrant to purchase 500,000 shares of our common stock to the Tides Foundation at an exercise price of $0.01 per share. This warrant is exercisable for 1/10th of the shares on each anniversary of the effective date of our initial public offering (“IPO”). Upon each exercise and sale of these shares, we instruct the Tides Foundation to donate the proceeds from such sale in accordance with our direction.
In addition to the creation of The Upwork Foundation initiative, we have signed on to the Pledge 1% campaign, which publicly acknowledges our intent to give back and increase social impact. To fulfill our intent under this campaign, in addition to granting the warrant to the Tides Foundation, we have also implemented programs allowing our employees to donate their time to volunteer programs and have undertaken certain product initiatives designed to benefit nonprofit organizations. We believe this will further display to our employees and other stakeholders our commitment to further our mission across many communities. At this time, we do not plan to grant additional equity or donate cash in order to fulfill our intent under this campaign.
Competition
The market for freelancers and the clients that engage them is highly competitive, rapidly evolving, fragmented, and subject to changing technology, shifting needs, and frequent introductions of new competitors as well as new products and services. We compete with a number of online and offline platforms and services domestically and internationally to attract and retain users and expand our share of user spend. Our main competitors fall into the following categories:
•traditional contingent workforce and staffing service providers and other outsourcing providers, such as The Adecco Group, Randstad, Recruit, Allegis Group, and Robert Half International;
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
•software and business services companies focused on talent acquisition, management, invoicing, or staffing management products and services, such as Workday;
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
In addition, well-established internet companies, such as Google, LinkedIn, and Amazon, social media platforms, such as Facebook, and businesses that operate driving, delivery, and other commoditized marketplaces, such as Uber Technologies, have entered or may decide to enter into our market segment. Some of these companies have launched or may launch, or have acquired or may acquire companies or assets that offer products and services that directly compete with our platform. For example, LinkedIn launched ProFinder in 2016 and Open for Business in 2019, both of which are services to connect LinkedIn members with one another for freelance service relationships. Many of these established internet companies and other competitors are considerably larger than we are and have considerably greater financial and other resources than we do. We also compete with companies that utilize emerging technologies, such as blockchain or artificial intelligence.
We believe the principal competitive factors in our market include:
•platform features and functionality, including efficient and accelerated time to hire;
•verified freelancer work history and client payment history;
•size and engagement of user base, including the ability to attract and retain clients with a need for talent services;
•breadth of skill categories offered by a platform’s rated quality talent;
•availability of high-quality projects from clients of all sizes, including Fortune 500 companies;
•uniqueness, size, and scope of data assets;
•ease of use;

•brand awareness and reputation;
•level of user satisfaction;
•relationships with third-party partners;
•strength of sales and marketing efforts;
•ability to innovate and develop new or improved products and services; and
•pricing.
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
As of December 31, 2019, we held 23 issued U.S. patents and had four U.S. patent applications pending. We also held one issued patent in a foreign jurisdiction. As of December 31, 2019, we held ten registered trademarks in the United States, including Upwork, Elance, and oDesk and also held 136 registered trademarks in foreign jurisdictions. We continually review our development efforts to assess the existence and patentability of new intellectual property.
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
Corporate Information
We were incorporated in the State of Delaware in December 2013 prior to and in connection with the combination of Elance, Inc. (“Elance”) and oDesk Corporation (“oDesk”). In connection with the combination, we changed our name to Elance-oDesk, Inc. in March 2014, and then to Upwork Inc. in May 2015. In 2015, we commenced consolidation of the Elance platform and the oDesk platform and following the consolidation in 2016, began operating under a single platform.
Our principal executive offices are located at 2625 Augustine Drive, Suite 601, Santa Clara, California 95054. Our telephone number is (650) 316-7500. Our website address is www.upwork.com. The information contained on, or that can be accessed through, our website is not a part of this Annual Report. Investors should not rely on any such information in deciding whether to purchase our common stock. Unless otherwise expressly stated or the context otherwise requires, references in this Annual Report to “Upwork,” the “Company,” “our,” “us,” and “we” and similar references refer to Upwork Inc. and its wholly-owned subsidiaries.
Upwork, the Upwork logo, Upwork Enterprise, Elance, oDesk, Elance-oDesk, and other registered or common law trade names, trademarks, or service marks of Upwork appearing in this Annual Report are the property of Upwork. This Annual Report contains additional trade names, trademarks, and service marks of ours and of other companies. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with these other companies, or endorsement or sponsorship of us by these other companies. Other trademarks appearing in this Annual Report are the property of their respective holders. Solely for convenience, our trademarks and trade names referred to in this Annual Report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor, to these trademarks and trade names.

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
We use our investor relations website (investors.upwork.com/), our Twitter handle (twitter.com/Upwork) and Hayden Brown’s Twitter handle (twitter.com/hydnbrwn) and LinkedIn profile (linkedin.com/in/haydenlbrown) as a means of disseminating or providing notification of, among other things, news or announcements regarding our business or financial performance, investor events, press releases and earnings releases and as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The content of our websites and information that we may post on or provide to online and social media channels, including those mentioned above, and information that can be accessed through our websites or these online and social media channels are not incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any references to our websites or these online and social media channels are intended to be inactive textual references only.

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
Risks Related to our Business and Industry
Our growth depends on our ability to attract and retain a community of freelancers and clients, and the loss of our users, failure to maintain or grow spend of our current users, or failure to attract new users, could adversely impact our business.
The size of our community of users, including both freelancers and clients, is critical to our success. Our ability to achieve significant growth in revenue in the future will depend, in large part, upon our ability to attract new users, including new mid-market, large enterprise, and global account clients, to, and retain existing users on, our platform. Moreover, if we retain users but they do not spend at the rates we expect, our growth will be negatively impacted. Achieving growth in, and retention of, our community of users may require us to increasingly engage in sophisticated, costly, and lengthy sales and marketing efforts that may not result in additional spending users or effectively retain our current users, or may not do so in a cost-effective manner. We may also need to modify our pricing model or other services and features to attract and retain such users. Such modifications may not have the intended effect of attracting and retaining users and may have unintended negative consequences such as a loss of users or a reduction of user activity on our platform. If we fail to attract new users, new users fail to spend at the rates we expect, or we fail to maintain or expand existing relationships in a cost-effective manner or at all, our revenue will grow more slowly than expected or may decline and our business could be adversely impacted.
Freelancers have many different ways of marketing their services, securing clients, and obtaining payments from clients, including meeting and contacting prospective clients through advertising to prospective clients online or offline through other methods, signing up for online or offline third-party agencies, using other online or offline platforms, signing up with staffing firms, using other payment services, or finding full-time or part-time employment through an agency or directly with a business. If we fail to attract new freelancers, freelancers decrease their use of, or cease using, our platform, the quality or types of services provided by freelancers that use our platform are not satisfactory to clients, or freelancers increase their fees for services more than clients are willing to pay, clients may decrease their use of, or cease using, our platform and our revenue may be adversely impacted.
Clients have similarly diverse options to find and pay service providers, such as engaging and paying service providers directly, finding service providers through other online or offline platforms or through staffing firms and agencies, using other payment services, or hiring temporary, full-time, or part-time employees directly or through an agency. For the years ended December 31, 2019 and 2018, we generated more than 10% of revenue from one client, to which we provide services through our managed services offering. Therefore, a decrease in revenue from this client could have an adverse effect on our operating results. Moreover, revenue from this client has grown at a slower rate than revenue generated from the rest of our business, and we anticipate this trend to continue, which could adversely affect our financial condition. Beginning in the second half of 2019, we began evolving our offerings, products, brand positioning, and marketing to better address mid-market, large enterprise, and global account prospects and clients with larger, longer-term talent needs. These efforts may not be successful in producing sales or growing client spend from the target clients, and in the event these efforts result in the loss of or reduction in spend by other clients that is not offset by increased activity from mid-market, large enterprise, and global account clients, they may result in a temporary or long-term deceleration in GSV growth. In addition, any decrease in the attractiveness of our platform, failure to retain clients, or reduced spending by clients could lead to decreased traffic on our platform, diminished network effects, or a drop in GSV on our platform, which could adversely affect our business, revenue, financial condition, and operating results. We expect our GSV to fluctuate between periods due to a number of factors, including the volume and characteristics of projects that are posted by clients on our platform, such as size, duration, pricing, and other factors.
Users can generally decide to cease using our platform and related services at any time. Users may stop using our platform and related services if the quality of the user experience on our platform, including our support capabilities in the event of a problem, does not meet their expectations or keep pace with the quality of the user experience generally offered by competitive products and services. Users may also choose and in the past have chosen to cease using our platform if they perceive that our pricing model, including associated fees, is not in line with the value they derive from our platform or for other reasons. Moreover, as discussed below in the risk factor titled “Users may circumvent our platform, which could adversely impact our business,” users may circumvent our platform and pay freelancers directly. In addition, expenditures by clients may be cyclical and may reflect overall economic conditions or budgeting patterns. If users stop using, or reduce their use of, our platform and services for any reason, including the foregoing reasons, our revenue and business would be adversely affected.
We have a history of net losses, anticipate increasing our operating expenses in the future, and may not achieve or sustain profitability.
We have a history of incurring net losses, and we expect to incur net losses for the foreseeable future. For the years ended December 31, 2019 and 2018, we incurred net losses of $16.7 million and $19.9 million respectively. As of December 31, 2019, we had an accumulated deficit of $172.0 million. We expect to make significant future expenditures related to the development and expansion of our business, including expanding our sales force; investing in marketing programs and activities, such as brand promotion efforts; enhancing our Upwork Enterprise and Upwork Business offerings; broadening and deepening the categories on our platform; promoting client engagement of those freelancers that typically optimize to deliver larger projects, including through our Upwork Payroll offering; enhancing our U.S.-to-U.S. domestic marketplace offering and our mobile product offering; and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. While our revenue has grown in recent years, we may not be able to sustain the same level of growth in future periods, or at all. If our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot ensure that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.
We have a limited operating history under our current business strategy and pricing model, which makes it difficult to evaluate our business and future prospects.
We recently evolved our sales, marketing, and brand positioning efforts to expand our focus on mid-market, large enterprise, and global account clients with larger, longer-term talent needs. To better serve this market segment, in recent years we have expanded our Upwork Enterprise offering and recently launched our Upwork Business offering, both of which help enterprises and other larger businesses connect with freelancers and provide these larger clients with additional products and services. We also made significant changes to our pricing model in 2016 and launched our U.S.-to-U.S. domestic marketplace offering in the second half of 2017. In 2019, we launched other pricing changes, including new paid membership types for clients and new Connects pricing for freelancers. As a result, our current business strategy and pricing model have not been fully proven, and we have only a limited operating history under our current business strategy and pricing model to evaluate our business and future prospects, which subjects us to a number of uncertainties, including our ability to plan for and model future growth and make projections regarding our future performance. Our historical revenue growth should not be considered indicative of our future performance. We have encountered, and will continue to encounter, risks, difficulties, and uncertainties frequently experienced by growing companies in rapidly changing industries, including our ability to achieve market acceptance of our platform and attract and retain users, as well as increasing competition and increasing expenses as we continue to grow our business. In addition, we have in the past and may in the future see unexpected or unintended effects, sometimes negative, as a result of changes to our pricing model, products and offerings, and sales, brand positioning, and marketing efforts, including a failure to attract new clients or the loss of spend from existing clients. For example, in 2019 we experienced a decline in client spend retention, which we believe was related to the launch in the second half of 2017 of our U.S.-to-U.S. domestic marketplace offering, as discussed below in the section titled “Management’s Discussion and Analysis for Financial Condition and Results of Operations—Key Financial and Operational Metrics.” We cannot ensure that we will be successful in addressing these and other challenges we may face in the future, and our business may be adversely affected if we do not manage these challenges successfully. In addition, we may not achieve sufficient revenue to achieve or maintain positive cash flow from operations or profitability in any given period, or at all.
Because we derive the substantial majority of our revenue from our marketplace offerings, with most of our marketplace revenue derived from our Upwork Basic, Plus, Business, and Enterprise offerings, our inability to generate revenue from our marketplace offerings would adversely affect our business operations, financial results, and growth prospects.
Currently, we derive, and expect to continue to derive, in the near future, the substantial majority of our revenue from our marketplace offerings, with most of our marketplace revenue derived from our Upwork Basic, Plus, Business, and Enterprise offerings. As such, market acceptance of our marketplace offerings is critical to our continued success, and any failure of our platform to meet users’ expectations with respect to user experience or the failure of specific features to be effective in attracting and retaining users, such as onboarding, search, or matching features could have a negative impact on our business. Demand for our marketplace offerings is affected by a number of factors beyond our control, including the timing of development and release of new products and services by our competitors, our ability to respond to technological change and to innovate and grow, contraction in our market, client spending patterns, and the other risks identified herein. If we are unable to continue to meet user demands, to expand the categories of services offered on our platform, or to achieve and maintain more widespread market acceptance of our marketplace offerings, our business operations, financial results, and growth prospects could be adversely affected.
If we are not able to develop and release new products and services, or develop and release successful enhancements, new features, and modifications to our existing products and services, our business could be adversely affected.
The market for our platform is characterized by rapid technological change, frequent product and service introductions and enhancements, changing user demands, and evolving industry standards. The introduction of products and services embodying new technologies can quickly make existing products and services obsolete and unmarketable. We invest substantial resources in researching and developing new products and services and enhancing our platform by incorporating additional features, improving functionality, and adding other improvements to meet our users’ evolving demands in our highly competitive industry. The success of any enhancements or improvements to, or new features of, our platform or any new products and services depends on several factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies on our platform and third-party partners’ technologies, overall market acceptance, and resulting user activity that is consistent with the intent of such products or services. We cannot be sure that we will succeed, on a timely or cost-effective basis, in developing, marketing, and delivering enhancements or new features to our platform or any new products and services that respond to continued changes in the market for talent or business services, nor can we be sure that any enhancements or new features to our platform or any new products and services will achieve market acceptance or produce the intended effect. In the past, we have experienced unintended negative effects, including reduced client spend retention, from certain modifications to our products and services. For example, in 2019 we experienced a decline in client spend retention which we believe was related to the launch in the second half of 2017 of our U.S.-to-U.S. domestic marketplace offering, as discussed below in the section titled “Management’s Discussion and Analysis for Financial Condition and Results of Operations—Key Financial and Operational Metrics.”
Because further development of our platform is complex, challenging, and dependent upon an array of factors, the timetable for the release of new products and services and enhancements to existing products and services is difficult to predict, and we may not offer new products and services as rapidly as users of our platform require or expect. Any new products or services that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, may not be properly integrated with new and existing technologies on our platform or third-party partners’ technologies, may not achieve the broad market acceptance necessary to generate sufficient revenue, or may adversely impact existing client spend and user retention. Moreover, even if we introduce new products and services, we may experience a decline in revenue from our existing products and services that is not offset by revenue from the new products or services. In addition, we may lose existing users that choose to use competing products or services. This could result in a temporary or permanent decrease in revenue and adversely affect our business.
Our operating results may fluctuate from quarter to quarter, which makes our future results difficult to predict.
Our quarterly operating results have fluctuated in the past and may fluctuate in the future. Additionally, we have a limited operating history under our current business strategy and pricing model, and make pricing and other changes from time to time, all of which make it difficult to forecast our future results. As a result, you should not rely upon our past quarterly operating results as indicators of future performance. You should take into account the risks, difficulties, and uncertainties frequently encountered by companies in rapidly evolving markets. Our operating results in any given quarter can be influenced by numerous factors, many of which are unpredictable or are outside of our control, including:
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
•fluctuations in gross margin and managed services revenue due to our recognition of the entire GSV from our managed services offering as revenue, including the amounts paid to freelancers;
•our ability to maintain and grow our community of users, including our ability to acquire mid-market, large enterprise and global account clients with larger, longer-term talent needs;
•our ability to retain and grow small client accounts when focusing on larger client growth;
•the success of our marketing and brand positioning efforts;

•the productivity and effectiveness of our sales force;
•the length and complexity of our sales cycles;
•due to our tiered pricing model for freelancer service fees, the mix in any period between freelancers that have billed larger amounts to clients on our platform, where we charge a lower rate on billings, and freelancers that have billed clients less on our platform, where we charge a higher rate on billings;
•the demand for and types and quality of skills and services that are offered on our platform by freelancers;
•the disbursement methods chosen by freelancers;
•seasonal spending patterns by clients or work patterns by freelancers and seasonality in the labor market, as well as the number of business days, the number of Mondays (i.e., the day we bill and recognize revenue for a substantial portion of our client fees each week), or the number of Sundays (i.e., the day we bill and recognize revenue for the majority of our freelancer service fees each week) in any given quarter, as well as local, national, or international holidays;
•fluctuations in the prices that freelancers charge clients on our platform;
•the number of users circumventing our platform and our fees;
•our ability to introduce new products and services and enhance existing products and services without adversely affecting our existing revenue;
•changes to our pricing model, including associated fees, and any resulting change to how we recognize revenue or change in the number of projects that get posted or completed on our platform;
•our ability to generate significant revenue from new products and services;
•spending patterns and project bidding behavior of freelancers with respect to the products and services available to them on our platform, such as membership fees and Connects purchases;
•changes to financial accounting standards and the interpretation of those standards that may affect the way we recognize and report our financial results, including changes in accounting rules governing recognition of revenue;
•revenue recognition fluctuations for arrangements subject to our tiered pricing model for freelancer service fees under the new revenue recognition standard, which we recently adopted as of January 1, 2019;
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
•the episodic nature of freelance work generally or changes to demand for freelance work due to political or regulatory changes or uncertainty;
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
•the impact of sales, use, and other tax laws and regulations in jurisdictions in which we have users, including the requirement in certain jurisdictions to collect indirect taxes on user fees or to withhold and remit taxes related to income or earnings;
•increases in, and timing of, operating expenses that we may incur to grow and expand our operations and to remain competitive, such as advertising and other marketing expenses, including those associated with evolving our brand positioning;
•costs related to the acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs;
•operating lease expenses and other real estate expenses that will likely increase as we grow our operations;
•general economic and political conditions and government regulations in the countries where we currently have significant numbers of users or where we currently operate or may expand in the future;
•the impact of public health pandemics, such as the coronavirus outbreak;
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
•losses from indemnification and similar contractual obligations we owe to clients; and
•expenses incurred in connection with The Upwork Foundation initiative.
The impact of one or more of the foregoing and other factors may cause our operating results and performance metrics to vary significantly. As such, we believe that quarter-to-quarter comparisons of our operating results and performance metrics may not be meaningful and should not be relied upon as an indication of future performance. If we fail to meet or exceed the expectations of investors or securities analysts, the trading price of our common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.
We and our users may be subject to new and existing laws and regulations, both in the United States and internationally.
We and our users are subject to a wide variety of foreign and domestic laws. Laws, regulations, and standards governing issues that may affect us, such as worker classification, employment, payments, worker confidentiality obligations and whistleblowing, intellectual property, consumer protection, taxation, privacy, and data security are often complex and subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal and state administrative agencies. Many of these laws were adopted prior to the advent of the internet, mobile, and related technologies and, as a result, do not contemplate or address the unique issues of the internet, mobile, and related technologies. Other laws and regulations may be adopted in response to internet, mobile, and related technologies. New and existing laws and regulations (or changes in interpretation of existing laws and regulations), including those concerning worker classification, independent contractors, employment, payments, whistleblowing and worker confidentiality obligations, intellectual property, consumer protection, taxation, privacy, data security, benefits, unionizing and collective action, arbitration agreements and class action waiver provisions, unfair competition, terms of service, website accessibility, background checks (such as the Fair Credit Reporting Act, 15 U.S.C. § 1681), escheatment, and federal contracting may also be adopted, implemented, or interpreted to apply to us and other online services marketplaces or our users. Likewise, these laws affect our users, and their application, or uncertainty around their application, may affect demand for our marketplace.

As our platform’s geographic scope expands and as we expand the categories of services offered on our platform, regulatory agencies or courts may claim that we, or our users, are subject to additional requirements, or are prohibited from conducting our business or conducting business with us in or with certain jurisdictions, either generally or with respect to certain services, or that we are otherwise required to change our business practices. It is also possible that certain provisions in agreements with our users or service providers, or between freelancers and clients, or the fees we charge, may be found to be unenforceable or not compliant with applicable law.
The level of regulatory scrutiny on larger companies, technology companies in general, and companies engaged in dealings with independent contractors, payments, or personal information in particular has increased significantly recently and may continue to do so. Regulatory agencies may enact new laws or promulgate new rules or regulations that are adverse to our business or the interests of our users, or they may view matters or interpret laws and regulations differently than they have in the past or in a manner adverse to our business or the interests of our users. Such regulatory scrutiny or action may create different or conflicting obligations on us from one jurisdiction to another.
New approaches to policymaking and legislation may also produce unintended harms for our business, which may impact our ability to operate our business in the manner in which we are accustomed. For example, as discussed in the risk factor titled “There may be adverse tax, legal, and other consequences if the contractor classification or employment status of freelancers that use our platform is challenged,” there has been increased focus on worker classification and independent contractor regulations which has led in part to the adoption of a new law in California, and it is possible that other jurisdictions will implement similar laws and regulations. These laws and regulations may have impact that is far-reaching, including on the independent professionals that use our platform and their clients. Any of these regulations could negatively impact our users, including perceptions regarding their use of our platform, or have a material adverse effect on the demand for freelancers on our platform or on the manner in which we are able to operate our platform.
As we look to expand our international footprint over time, we may become obligated to comply with additional laws and regulations of the countries or markets in which we operate or have users. We may be harmed if we are found to be subject to new or existing laws and regulations or if those laws are interpreted and applied to us in a manner that harms our business or is inconsistent with the application of U.S. laws, including those concerning worker classification, independent contractors, employment, payments, whistleblowing and worker confidentiality obligations, intellectual property, consumer protection, taxation, privacy, data security, benefits, unionizing and collective action, arbitration agreements and class action waiver provisions, unfair competition, terms of service, website accessibility, background checks, and escheatment. In addition, contractual provisions that are designed to protect and mitigate against risks, including terms of service, arbitration and class action waiver provisions, disclaimers of warranties, limitations of liabilities, releases of claims, and indemnification provisions, could be deemed unenforceable as to the application of these laws and regulations by a court, arbitrator, or other decision-making body. If we are unable to comply with these laws and regulations or manage the complexity of global operations and supporting an international user base successfully or in a cost-effective manner, or if these laws and regulations are found to apply to our users or cause a decline in demand for freelancer services, our business, operating results, and financial condition could be adversely affected.
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
The Upwork brand did not exist before 2015. We believe that developing, maintaining, and enhancing awareness and integrity of our brand and reputation in a cost-effective manner are important to achieving widespread acceptance and use of our platform and are important elements in attracting new users and retaining existing users. Successful promotion and positioning of our brand and our business model depends on, among other things, the effectiveness of our marketing efforts and brand messaging, our ability to provide a reliable, trustworthy, and useful platform at competitive prices, the perceived value of our platform, and our ability to provide quality support. In order to reach the brand awareness and acceptance levels of some of our competitors, we will need to continuously invest in marketing programs that may not be successful in achieving meaningful awareness and acceptance levels, particularly during early phases of expansion into newer customer awareness segments. Further, brand promotion activities may not resonate with existing or potential users or yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building and maintaining our brand and reputation. For example, we increased investment in offline advertising in certain markets in 2017 and throughout the United States in 2019 to increase our brand awareness, and it is not certain that these investments will have a positive impact on our brand or will be cost effective. We have also recently evolved our marketing and brand positioning efforts to expand our focus on mid-market, larger enterprise, and global account clients, with larger, longer-term talent needs and may not be successful in achieving the brand awareness and acceptance levels with this market segment, in a cost-effective manner, or without harming other areas of our business that are focused on smaller clients.
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
The market for freelancers and the clients that engage them is highly competitive, rapidly evolving, fragmented, and subject to changing technology, shifting needs, and frequent introductions of new competitors as well as new products and services. We compete with a number of online and offline platforms and services domestically and internationally to attract and retain users and expand our share of user spend. Our main competitors fall into the following categories:
•traditional contingent workforce and staffing service providers and other outsourcing providers, such as The Adecco Group, Randstad, Recruit, Allegis Group, and Robert Half International;
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
•software and business services companies focused on talent acquisition, management, invoicing, or staffing management products and services, such as Workday;
•payment businesses, such as PayPal and Payoneer, that can facilitate payments to and from businesses and service providers;
•businesses that provide specialized professional services, including consulting, accounting, marketing, and information technology services; and
•online and offline job boards, classified ads, and other traditional means of finding work and service providers, such as Craigslist, CareerBuilder, Indeed, Monster, and ZipRecruiter.
In addition, well-established internet companies, such as Google, LinkedIn, and Amazon, social media platforms, such as Facebook, and businesses that operate driving, delivery, and other commoditized marketplaces, such as Uber Technologies, have entered or may decide to enter into our market segment. Some of these companies have launched or may launch, or have or may acquire companies or assets that offer products and services that directly compete with our platform. For example, LinkedIn launched ProFinder in 2016 and Open for Business in 2019, both of which are services to connect LinkedIn members with one another for freelance service relationships. Many of these established internet companies and other competitors are considerably larger than we are and have considerably greater financial and other resources than we do.
Internationally, we compete against online and offline channels and products and services in most countries. Local competitors might have greater brand recognition than us in their local country and a stronger understanding of local culture and commerce. They may also offer their products and services in local languages and currencies that we do not offer. As our business grows internationally and we expand and grow our services offerings, we may increasingly compete with these international companies. We also compete against locally-sourced service providers and traditional, offline means of finding work and procuring services, such as staffing businesses, personal and professional networks, classified ads, and recruiters.

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
Many of our current and potential competitors, both online and offline, enjoy substantial competitive advantages, such as greater name recognition and more prominent brand reputation; longer operating histories; greater financial, technical, and other resources; more users; and, in some cases, the ability to rapidly combine online platforms with traditional staffing and contingent worker solutions. Some of our current and potential competitors have recently undertaken, or may in the future undertake, an initial public offering, which could improve their competitive position due to enhanced brand recognition and additional working capital. These companies may use these advantages to offer products and services similar to ours at a lower price, develop different or superior products and services to compete with our platform, or respond more quickly and effectively than we do to new or changing opportunities, technologies, standards, regulatory conditions, or user preferences or requirements. In addition, while we compete intensely in more established markets, we also compete in developing technology markets that are characterized by dynamic and rapid technological change, many and different business models, and frequent disruption of incumbents by innovative online and offline entrants. The barriers to entry into these markets can be low, and businesses easily and quickly can launch online or mobile platforms and applications at nominal cost by using commercially available software or partnering with various established companies in these markets.
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
Clients are generally responsible for properly classifying the freelancers they engage through our platform under our terms of service. Some clients opt to classify freelancers as employees for certain work, while many freelancers are classified as independent contractors.
We offer an optional service to our Upwork Enterprise clients, through which service we help classify freelancers as employees of third-party staffing providers or independent contractors. For clients that subscribe to this service, subject to applicable law and the terms of our agreement with the client, we indemnify clients from misclassification risk and make warranties to the client (e.g., as to compliance with applicable laws). In addition, we offer a number of other premium services where we provide increased assistance to enable users to find and contract with one another with confidence they will receive the value for which they pay. Third-party staffing providers employ freelancers classified as employees for clients, and failure of these staffing providers to comply with all legal and tax requirements could adversely affect our business. We also use our platform to find, classify, and engage freelancers to provide services for us and for our managed services offering. In general, any time a court or administrative agency determines that we or clients that use our platform have misclassified a freelancer as an independent contractor, we or our users could incur tax and other liabilities for failing to properly withhold or pay taxes on the freelancer’s compensation as well as potential wage and hour and other liabilities depending on the circumstances and jurisdiction. We may be subject to administrative inquiries and audits concerning the taxation and classification of our workers and the users of our platform. We cannot be certain that any insurance coverage that we may obtain will extend to or be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.
There is often uncertainty in the application of worker classification laws, and consequently there is risk to us and to users, both freelancers and clients, that independent contractors could be deemed to be misclassified under applicable law. The tests governing whether a service provider is an independent contractor or an employee are typically highly fact sensitive and vary by governing law. Laws and regulations that govern the status and misclassification of independent contractors are also subject to change as well as to divergent interpretations by various authorities, which can create uncertainty and unpredictability. For example, in California, we are aware of the state supreme court’s 2018 decision in Dynamex Operations West, Inc. v. Superior Court of Los Angeles, as well as newly enacted legislation Assembly Bill 5 (“AB 5”), which went into effect January 1, 2020 and which has the stated purpose of codifying the Dynamex holding. Together, they change the standard in California for determining worker classification and are widely viewed as expanding the scope of the definition of employee for most purposes under California law. Given the recent enactment of AB 5, there is little guidance from the courts or the regulatory authorities charged with its enforcement and there is a significant degree of uncertainty regarding its application. In addition, AB 5 has been the subject of widespread national discussion and it is possible that other jurisdictions, including New York, Washington, Illinois and other states, may enact similar laws. As a result, there is significant uncertainty regarding what the worker classification regulatory landscape will look like in future years. In addition, any developments or changes in the regulatory environment impacting worker classification and independent contractors may reduce the demand for independent contractors more generally in one or more jurisdictions and have an adverse effect on our business, operating results, and financial condition.
A misclassification determination, allegation, claim, or audit creates potential exposure for users and for us, including but not limited to reputational harm, monetary exposure arising from or relating to failure to withhold and remit taxes, unpaid wages, and wage and hour laws and requirements (such as those pertaining to minimum wage and overtime); claims for employee benefits, social security contributions, and workers’ compensation and unemployment insurance; claims of discrimination, harassment, and retaliation under civil rights laws; claims under laws pertaining to unionizing, collective bargaining, and other concerted activity; and other claims, charges, or other proceedings under laws and regulations applicable to employers and employees, including risks relating to allegations of joint employer liability. Such claims could result in monetary damages (including but not limited to wage-based damages or restitution, compensatory damages, liquidated damages, and punitive damages), interest, fines, penalties, costs, fees (including but not limited to attorneys’ fees), criminal and other liability, assessment, injunctive relief, or settlement. Such an allegation, claim, or adverse determination, including but not limited to with respect to the freelancers that provide services to us, or the requirement for us to indemnify a client, could also harm our brand and reputation, which could adversely impact our business. While these risks are mitigated, in part, by our contractual rights of indemnification against third-party claims, any limitations or obligations that we include in our contracts with clients to limit our exposure to claims could be determined to be unenforceable, could be costly to enforce or ineffective, or may otherwise prove inadequate.
If the market for freelancers and the services they offer develops more slowly than we expect, our growth may slow or stall, and our operating results could be adversely affected.
The market for online freelancers and the services they offer is relatively new, rapidly evolving, and unproven. Our future success will depend in large part on the continued growth and expansion of this market and the willingness of businesses to engage freelancers to provide services. It is difficult to predict the size, growth rate, and expansion of this market, the entry of products and services that are competitive to ours, the success of existing competitive products and services, or technological, macroeconomic, legal, regulatory, or other developments that will impact the overall demand for freelancer services. Furthermore, many businesses may be unwilling to engage freelancers for a variety of reasons, including perceived negative connotations with outsourcing work, quality of work, or privacy or data security concerns or the rapidly evolving regulations that may impact the demand for independent contractor services more generally, as discussed further in the risk factor titled “There may be adverse tax, legal, and other consequences if the contractor classification or employment status of freelancers that use our platform is challenged.” If the market for freelancers and the services they offer does not achieve widespread adoption, or there is a reduction in demand for freelancer services, it could result in decreased revenue and our business could be adversely affected.
Users may circumvent our platform, which could adversely impact our business.
Our business depends on users transacting through our platform. Despite our efforts to prevent them from doing so, users may, and we believe from time to time do, circumvent our platform and engage with or pay each other through other means to avoid the fees that we charge on our platform. In addition, enhancements and changes we make with respect to our product and services may unintentionally cause, and may have unintentionally caused in the past, users to circumvent our platform. The loss of revenue associated with circumvention of our platform may have an adverse impact on our business, cash flows, operating results, and financial condition. In addition, our efforts to reduce circumvention may be costly or disruptive to implement, fail to have the intended effect or have an adverse effect on our brand or user experience, reduce the attractiveness of our platform, divert the attention of management, or otherwise harm our business.
Our sales efforts are increasingly targeted at mid-market, large enterprise, and global account clients, and as a result we may encounter greater pricing, implementation, and customization challenges, we may incur additional costs, and we may have to delay revenue recognition for more complicated transactions, each of which could adversely impact our business and operating results.
Our sales efforts are increasingly targeted at mid-market, large enterprise, and global account clients, and as a result, we face greater costs, longer sales cycles, and less predictability in completing some of our sales and in increasing spend by existing clients. For larger clients, use of our platform may require approvals by multiple departments and executive-level personnel and require us to provide greater levels of services and client education regarding the uses, benefits, security, privacy, worker classification, payments, and compliance services offered on our platform. Larger enterprises typically have longer decision-making and implementation cycles and may demand more customization, higher levels of support, a broader range of services, and greater payment flexibility. In addition, mid-market, large enterprise, and global account clients may require greater functionality and scalability that can lead to delays in sales or difficulties in growing client spend. We are often required to spend time and resources to better familiarize potential mid-market, large enterprise, and global account clients with the value propositions of our platform generally. Despite our efforts in familiarizing potential mid-market, large enterprise, and global account clients with the benefits of our platform, these potential clients may decide not to use our platform if, among other reasons, they do not feel that their procurement or compliance needs are or will be met. In addition, sales opportunities with mid-market, large enterprise, and global account companies may require us to devote greater sales and administrative support and professional services resources to individual clients, which could increase our costs, lengthen our sales cycle, and divert our own sales and professional services resources to a smaller number of larger clients. We may spend substantial time, effort, and money in our sales efforts without being successful in producing sales or growing client spend.
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
We also have in the past agreed, and may in the future agree, to take on additional risk for worker classification, privacy, security, work product, payments, or other matters for mid-market, larger enterprise, and global account clients, or to other terms that are unfavorable to us in order to secure a client’s business or increase its spend. All these factors can add further risk and expenses to business conducted with these clients even after a successful sale.
Our revenue growth and ability to achieve and sustain profitability will depend in part on being able to expand and increase the productivity and effectiveness of our sales force.
We have only recently begun generating revenue from our Upwork Business offering in addition to our existing Enterprise offerings and other premium offerings. In order to increase our revenue from these offerings and achieve and sustain profitability, we must increase the size of our sales force and generate additional revenue from new and existing users.
There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of sales and sales support personnel to support our growth. It is difficult to find sales personnel with the specific skills and technical knowledge needed to sell our Upwork Business, Upwork Enterprise, and other premium offerings. We may be unable to hire or retain a sufficient number of qualified sales personnel. Furthermore, hiring sales personnel, particularly in new markets, requires additional costs that we may not recover if the sales personnel fail to achieve full productivity. Even if we are able to hire qualified personnel, doing so may be costly and lengthy, as new sales personnel require significant training and can take a number of months to achieve full productivity. In addition, if new sales personnel do not achieve productivity milestones within the timelines that we have projected, our ability to achieve our long-term financial projections associated with such personnel may be negatively impacted. Our recent hires and planned hires may not become productive as quickly as we expect and if our new sales personnel do not become fully productive on the timelines that we have projected, or at all, our revenue will not increase at anticipated rates, or at all, and our ability to achieve long-term projections may be negatively impacted. If we are unable to hire and train a sufficient number of effective sales personnel, or if our sales personnel are not successful in obtaining new business or increasing sales to our existing user base, our business and results of operations will be adversely affected.
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
A significant portion of the services offered by freelancers on our platform relates to information technology. If, for any reason, the market for information technology services declines, including as a result of global economic conditions, automation, increased use of artificial intelligence, or otherwise, or if the need for these services slows or businesses satisfy their needs for these services through alternative means, including through use of our competitors’ products, the growth in the number of users of our platform may slow or decline and as a result our revenue and business may be adversely impacted.
Changes to our pricing model could adversely affect our business.
We implemented a significant change to our pricing model in 2016, which, for a period of time following the pricing change, contributed to GSV growing at a faster rate than revenue. From time to time we have made other changes, including in 2019 when we launched new paid membership types for clients and new Connects pricing for freelancers, and we will make further changes to our pricing model due to a variety of reasons, including changes to the market for our products and services, and as competitors introduce new products and services. Changes to any components of our pricing model may, among other things, result in user dissatisfaction, lead to a loss of users on our platform, result in a change to the way we recognize revenue, reduce the amount of revenue we generate as a percentage of GSV, reduce the rate or size of projects that get posted or completed on our platform, or otherwise negatively impact our operating results, financial condition, and cash flows.
We face payment and fraud risks that could adversely impact our business.
Requirements on our platform relating to user authentication and fraud detection are complex. If our user authentication and fraud detection measures are not effective, our platform may be perceived as not being secure, our reputation may be harmed, and our business may be adversely impacted. In addition, bad actors around the world use increasingly sophisticated methods to engage in illegal activities involving personal information, such as unauthorized or fraudulent use of another’s identity, payment information, or other information; misrepresentation of the user’s identity or skills, including using accounts that they have purchased, sold, or leased; and acquisition or use of credit or debit card details and bank account information. This conduct on our site could result in any of the following, each of which could adversely impact our business:
•bad actors may use our platform, including our payment processing and disbursement methods, to engage in unlawful or fraudulent conduct, such as money laundering, terrorist financing, fraudulent sale of services, bribery, breaches of security, leakage of data, piracy or misuse of software and other copyrighted or trademarked content, and other misconduct;
•we may be, and we historically have been, held liable for the unauthorized use of an account holder’s credit card or bank account number and required by card issuers or banks to return the funds at issue and pay a chargeback or return fee, and if our chargeback or return rate becomes excessive, credit card networks may also require us to pay fines or other fees and the California Department of Business Oversight (the "DBO") may require us to hold larger cash reserves;
•we may be subject to additional risk and liability exposure, including for negligence, fraud, or other claims, if employees or third-party service providers, including freelancers that provide services to us, misappropriate our banking or other information or user information for their own gain or facilitate the fraudulent use of such information;
•users that are subjected or exposed to the unlawful or improper conduct of other users or other third parties, or law enforcement or administrative agencies, may seek to hold us responsible for the conduct of users, may lose confidence in our platform, decrease or cease use of our platform, seek to obtain damages and costs, or impose fines and penalties;
•we may be subject to additional risk if clients fail to pay freelancers for services rendered, as freelancers may seek to hold us responsible for the clients’ conduct and may lose confidence in our platform, may decrease or cease use of our platform, or seek to obtain damages and costs;
•if freelancers misstate their qualifications or location, provide misinformation about their skills, identity, or otherwise, perform services they are not qualified or authorized to provide, produce insufficient or defective work product, or work product with a viral or other harmful effect, clients or other third parties may seek to hold us responsible for the freelancers’ acts or omissions and may lose confidence in our platform, decrease or cease use of our platform, or seek to obtain damages and costs; and
•we may suffer reputational damage as a result of the occurrence of any of the above.
Despite measures we have taken to detect, prevent, and mitigate these risks, we do not have control over users of our platform and cannot ensure that any of our measures will stop or minimize the use of our platform for, or to further, illegal or improper purposes. We have received in the past, and may receive in the future, complaints from clients, freelancers, and other third parties concerning misuse of our platform and wrongful conduct of other users. We have also brought claims against clients and other third parties for their misuse of our platform, and may be required to bring similar claims in the future. Even if these claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the attention and resources of our management and adversely affect our business and operating results.
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
Our business involves the storage, processing, and transmission of users’ proprietary, confidential, and personal information as well as the use of third-party partners and vendors who store, process, and transmit users’ proprietary, confidential, and personal information. We also maintain certain other proprietary and confidential information relating to our business and personal information of our personnel. Any security breach, other hacking or phishing attack, or other data privacy or security incident, whether intentionally or unintentionally caused by us or by third parties, that we experience could result in unauthorized access to, misuse of, or unauthorized acquisition of our, our personnel’s, or our users’ data; the loss, corruption, or alteration of this data; interruptions in our operations; or damage to our computers or systems or those of our users. Any of these could expose us to claims, litigation, fines, other potential liability, and reputational harm. An increasing number of online services have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their services. Additionally, malware, viruses, social engineering (including business email compromise), and general hacking in our industry have become more prevalent and more complex. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target, we and our vendors and third-party partners may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our or our vendors' or third-party partners’ security or privacy or other data privacy or security incident occurs, public perception of the effectiveness of our security measures and brand could be harmed, and we could lose users and business. Data security breaches and other data privacy and security incidents may also result from non-technical means, for example, actions taken by employees or contractors, such as freelancers that we engage on our platform to perform services for us. Any compromise of our security or the security of our vendors or third-party partners could result in a violation of applicable privacy and other laws, regulatory or other governmental investigations, enforcement actions, litigation, and legal and financial exposure, including potential contractual liability. These liabilities may exceed the amounts covered by our insurance; further, we cannot be certain that our insurance coverage will extend to or be adequate for liabilities actually incurred, or that insurance will continue to be available to us on economically reasonable terms, or at all. Any such compromise could also result in damage to our reputation and a loss of confidence in our security measures. Any of these effects could adversely impact our business.
Our systems, and the systems of our vendors and third-party partners, may be vulnerable to computer viruses and other malicious software, physical or electronic break-ins, or weakness resulting from intentional or unintentional service provider actions, and similar disruptions that could make all or portions of our website or applications unavailable for periods of time. We may need to expend significant resources to protect against, and to address issues created by, security breaches and other privacy and security incidents. Security breaches and other privacy and security incidents, including any breaches of our security measures or those of parties with which we have commercial relationships (including freelancers, partners, vendors, or other third-party service providers that provide development or other services to us and other partners) that result in the unauthorized access of our, our users,’ or our employees’ confidential, proprietary, or personal information, or the belief that any of these have occurred, could damage our reputation and expose us to a risk of loss or litigation and possible liability. Furthermore, if our network or computer systems are breached or unauthorized access to user data is otherwise obtained, we may be held responsible for damages for contract breach, indemnity obligations, penalties for violation of applicable laws or regulations, and significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to users or vendors or third-party partners, or other expenditures, in an effort to maintain business relationships, and other liabilities. In addition, significant unavailability of our platform due to security breaches and other privacy and security incidents could cause users to decrease their use of or cease using our platform and adversely affect our business. Although we maintain cyber liability insurance, we cannot be certain our coverage will extend to or be adequate for liabilities actually incurred or will continue to be available to us on reasonable terms, or at all.
Changes in laws or regulations relating to privacy or the protection, collection, storage, processing, transfer, or use of personal data, or any actual or perceived failure by us to comply with such laws and regulations or our privacy policies, could adversely affect our business.
We receive, collect, store, process, transfer, and use personal information and other user data. There are numerous federal, state, local, and international laws and regulations regarding privacy, data protection, information security, and the collection, storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other content. The scope of these laws and regulations is changing, subject to differing interpretations, and may be inconsistent among countries, or conflict with other laws and regulations. We are also subject to the terms of our privacy policies and obligations to third parties related to privacy, data protection, and information security. The regulatory framework for privacy and data protection worldwide is, and is likely to remain for the foreseeable future, uncertain and complex, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that we do not anticipate or that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Further, any significant change to applicable laws, regulations, or industry practices regarding the collection, use, retention, security, or disclosure of the data of our users, employees, contractors, or others, or their interpretation, or any changes regarding the manner in which the express or implied consent of users for the collection, use, retention, or disclosure of such data must be obtained, could increase our costs and require us to modify our services and features, possibly in a material manner, which we may be unable to complete in a cost-effective manner, or at all, and may limit our ability to store and process user data or develop new services and features.
We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, European legislators adopted the General Data Protection Regulation (the “GDPR”), which became effective in May 2018, superseded existing European Union (“EU”) data protection legislation, imposes more stringent EU data protection requirements, and provides for significant penalties for noncompliance. The GDPR creates new compliance obligations applicable to our business, users, vendors, and third-party partners, which could cause us to change our business practices, and increases financial penalties for noncompliance, including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million, whichever is higher, for the most serious violations. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR has been and will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and there is a risk that we may be subject to governmental investigations or enforcement actions, fines and penalties, claims, litigation, and reputational harm in connection with any European activities. Additionally, in June 2018, California passed the California Consumer Privacy Act (the “CCPA”), which provides new data privacy rights for consumers and new operational requirements for companies. The CCPA became effective on January 1, 2020. Fines for noncompliance may be up to $7,500 per violation. Until formal regulations are in place in or about July 2020, and enforcement is undertaken by the Attorney General of California and other offices, the full rights and responsibilities under the CCPA may continue to change. The costs of compliance with, and other burdens imposed by, the GDPR and CCPA may limit the use and adoption of our products and services and could have an adverse impact on our business. As a result, we may need to modify the way we treat such information. Further, in connection with its process of leaving the EU, the United Kingdom has enacted the Data Protection Act 2018 that is substantially consistent with the GDPR.
Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to users, employees, contractors, or other third parties, or any other legal obligations or regulatory requirements relating to privacy, data protection, or information security may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our users to lose trust in us, and otherwise have an adverse effect on our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our platform.
Additionally, if third parties we work with violate applicable laws, regulations, or agreements, such violations may put the data of our users, employees, contractors, and others at risk, could result in governmental investigations or enforcement actions, fines, litigation, claims, or public statements against us by consumer advocacy groups or others, and could result in significant liability, cause our users to lose trust in us, and otherwise have an adverse effect on our reputation and business. Further, public scrutiny of or complaints about technology companies or their data handling or data protection practices, even if unrelated to our business, industry, or operations, may lead to increased scrutiny of technology companies, including us, and may cause government agencies to enact additional regulatory requirements, or to modify their enforcement or investigation activities, which may disrupt the conduct of our business and increase our costs and risks.
Having an international community of users and engaging freelancers internationally exposes us to risks that could have an adverse effect on our business, operating results, and financial condition.
Even though we currently have a limited physical presence outside of the United States, our users have a global footprint that subjects us to the risks of being found to do business internationally. We have users on our platform located in over 180 countries, including some markets where we have limited experience, where challenges can be significantly different from those we have faced in more developed markets, and where business practices may create greater internal control risks. Further, certain skills and services are offered by freelancers concentrated in countries with higher risks of instability and geopolitical uncertainty, such as Russia and Ukraine. In addition, we engage freelancers located in many countries to provide services for our managed services offering and to us for internal projects. Because our website is generally accessible by users worldwide, we have received in the past, and may continue to receive, notices from jurisdictions claiming that we or our users are required to comply with their laws. Laws outside of the United States regulating internet, payments, escrow, data protection, data residency, privacy, taxation, terms of service, website accessibility, consumer protection, intellectual property ownership, services intermediaries, payment intermediaries, labor and employment, wage and hour, worker classification, background checks, and recruiting and staffing companies, among others, which could be interpreted to apply to us, are often less favorable to us than those in the United States, giving greater rights to competitors, users, and other third parties. Compliance with international laws and regulations may be more costly than expected, may require us to change our business practices or restrict our product offerings, and the imposition of any such laws or regulations on us, our users, or third parties that we or our users utilize to provide or use our services, may adversely impact our revenue and business. In addition, we may be subject to multiple overlapping legal or regulatory regimes that impose conflicting requirements which could lead to additional compliance costs and enhanced legal risks.
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
•the cost and burden of complying with a wide variety of laws that may be deemed to apply to us, including those relating to labor and employment matters (including but not limited to requirements with respect to works councils or similar labor organizations, worker classification, and taxation on income or earnings, including the obligation to withhold and remit taxes), consumer and data protection, privacy, network security, encryption, data residency, and taxes, as well as securing expertise in local law and related practices;
•tariffs, export and import restrictions, restrictions on foreign investments, sanctions, changes to existing trade arrangements between various countries, and other trade barriers or protection measures;
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
The risks described above may also make it difficult for us to expand our operations internationally. Analysis of, and compliance with, global laws and regulations may substantially increase our cost of doing business. We may be unable to keep current with changes in laws and regulations as they develop. Although we have implemented policies and procedures designed to analyze whether these laws apply and, if applicable, support compliance with these laws and regulations, there can be no assurance that we will always maintain compliance, that our interpretation is or will remain correct, or that all of our employees, contractors, partners, users, and agents will comply. Any violations could result in enforcement actions or other proceedings, fines, civil and criminal penalties, damages, interest, costs and fees (including but not limited to legal fees), injunctions, loss of intellectual property rights, or reputational harm. If we are unable to comply with these laws and regulations or manage the complexity of global operations and supporting an international user base successfully and in a cost-effective manner, our business, operating results, and financial condition could be adversely affected.

Errors, defects, or disruptions in our platform could diminish demand, adversely impact our financial results, and subject us to liability.
Our platform enables our users to manage important aspects of their businesses, and any errors, defects, or disruptions in our platform, or other performance problems with our platform or infrastructure could harm our brand and reputation and may damage the businesses of users. As the usage of our platform grows, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to operate our platform. It is possible that we may fail to continue to effectively scale and grow our technical infrastructure to accommodate these increased demands, which may adversely affect our user experience. We also rely on third-party software and infrastructure, including the infrastructure of the internet, to provide our platform. Any failure of or disruption to this software and infrastructure could also make our platform unavailable to our users. For example, for a short period of time in May 2019, due to an inadvertent error by a regulatory agency in Bangladesh, users in Bangladesh were unable to access our website and other websites that included “-rk.com” in their website addresses. Also, certain jurisdictions, such as India and Pakistan, have in the past voluntarily shut down the internet in response to civil unrest and, in the event any such governmental action were to take place again, it would adversely affect user activity on our platform throughout the duration of such shut down. Our platform is constantly changing with new updates, which may contain undetected errors when first introduced or released. Any errors, defects, disruptions in service, or other performance or stability problems with our platform, or the inadequacy of our efforts to adequately prevent or timely remedy errors or defects, could result in negative publicity, loss of or delay in market acceptance of our platform, loss of competitive position, our inability to timely and accurately maintain our financial records, inaccurate or delayed invoicing of clients, delay of payment to us or freelancers, claims by users for losses sustained by them, or investigation and corrective action taken by the DBO or other regulatory agency. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help resolve the issue. Accordingly, any errors, defects, or disruptions in our platform could adversely impact our brand and reputation, revenue, and operating results.
We have experienced growth in recent periods and expect to continue to invest in our growth for the foreseeable future. If we are unable to manage our growth effectively, our business, revenue and profits, and financial condition could be adversely affected.
We have experienced growth in a relatively short period of time. For example, our total revenue for the year ended December 31, 2019 was $300.6 million, representing a year-over-year growth rate of 19% over the year ended December 31, 2018. Over time, we plan to continue to expand our operations and personnel significantly. Sustaining our growth will place significant demands on our management as well as on our administrative, operational, and financial resources. To manage our growth, we must continue to improve our operational, financial, and management information systems; expand, motivate, and effectively manage and train our workforce; and effectively collaborate with our third-party partners. If we are unable to manage our growth successfully without compromising our quality of service or our profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, operating results, financial condition, and ability to successfully market our platform and serve our users could be adversely affected.
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
We depend in part on various internet search engines, such as Google, as well as other channels to direct a significant amount of traffic to our website. Our ability to maintain the number of visitors directed to our website is not entirely within our control. For example, our competitors’ search engine optimization and other efforts such as paid search may result in their websites receiving a higher search result page ranking than ours, internet search engines or other channels that we utilize to direct traffic to our website could revise their methodologies in a manner that adversely impacts traffic to our website, or we may make changes to our website that adversely impact our search engine optimization rankings and traffic. As a result, links to our website may not be prominent enough to drive sufficient traffic to our website, and we may not be able to influence the results.
Search engines and other channels that we utilize to drive users to our website periodically change their algorithms, policies, and technologies, sometimes in ways that cause traffic to our website to decline. These changes can also result in an interruption in users’ ability to access our website or a drop in our search ranking, or have other adverse impacts that negatively affect our ability to maintain and grow the number of users that visit our website. We may also be forced to significantly increase marketing expenditures in the event that market prices for online advertising and paid listings escalate or our organic ranking decreases. Any of these changes could have an adverse impact on our business, user acquisition, and operating results.

If we are unable to maintain our payment partner relationships on favorable terms, or at all, or if our payment partners cease providing services to us, our business could be adversely affected.
Our payment partners consist of payment processors and disbursement partners. We rely on banks and card processors to provide us with corporate banking services, escrow trust accounts, clearing, processing, and settlement functions for the funding of all transactions on our platform, and we do not always have duplication in vendors in the event one relationship is terminated for any reason. We also rely on a network of disbursement partners to disburse funds to users.
Our payment partners are critical to our business. In order to maintain these relationships, we have in the past been, and may in the future be, forced to agree to terms that are unfavorable to us. If we are unable to maintain our agreements with current payment partners on favorable terms, or at all, or we are unable to enter into new agreements with new payment partners on favorable terms, or at all, our ability to disburse transactions and our revenue and business may be adversely affected. This could occur for a number of reasons, including the following:
•our payment processors may be unable or unwilling to perform the services we require of them, including in a manner that is satisfactory to us as it relates to compliance with U.S. federal, state, and international laws and regulatory requirements;
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
We have voluntarily implemented an anti-money laundering compliance program designed to address the risk of our platform being used to facilitate money laundering, terrorist financing, or other illicit activity. We also have policies, procedures, and sophisticated technology designed to allow us to comply with U.S. economic sanctions laws and prevent our platform from being used to facilitate business in countries or with persons or entities included on designated lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and equivalent foreign authorities. We may be subject to fines or other penalties in one or more jurisdictions levied by federal or state or local regulators, including state attorneys general, as well as those levied by foreign regulators in the event that we engage in any conduct, intentionally or not, that facilitates money laundering, terrorist financing, or other illicit activity, or that violates sanctions or otherwise constitutes sanctionable activity. Regulators continue to increase their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program, including the procedures that we use to verify the identity of our users and to monitor our platform for potential illegal activity. In addition, any policies and procedures that we implement to comply with OFAC regulations may not be effective, including in preventing users from using our services within the OFAC-sanctioned countries of North Korea, Syria, and Iran, and the Crimea region of Ukraine. Given the technical limitations in developing controls to prevent, among other things, the ability of users to publish on our platform false or deliberately misleading information or to develop sanctions-evasion methods, it is possible that we may inadvertently and without our knowledge provide services to individuals or entities that have been designated by OFAC or are located in a country subject to an embargo by the United States that may not be in compliance with the economic sanctions regulations administered by OFAC.
Consequences for failing to comply with applicable rules and regulations could include fines, criminal and civil lawsuits, forfeiture of significant assets, or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny. In addition, any perceived or actual breach of compliance by us, our users, or payment partners with respect to applicable laws, rules, and regulations could have a significant impact on our reputation and could cause us to lose existing users, prevent us from obtaining new users, cause other payment partners to terminate or not renew their agreements with us, negatively impact investor sentiment about our company, require us to expend significant funds to remedy problems caused by violations and to avert further violations, and expose us to legal risk and potential liability, all of which may adversely affect our business, operating results, and financial condition and may cause the price of our common stock to decline. Further, even if we maintain proper controls and remain in compliance with OFAC regulations, should any of our competitors not implement sufficient OFAC controls and be found to have violated OFAC regulations, user perception of online freelance marketplaces in general may decrease and our business, brand, and reputation may be adversely affected.
For example, our and other freelancing platforms and websites have been the subject of additional scrutiny and press attention relating to North Korea. A State Department advisory issued in July 2018 stated that “there are cases where North Korean companies exploit the anonymity provided by freelancing websites to sell their IT services to unwitting buyers.” Additionally, press reports have stated that North Korean operatives have used various social media applications and freelancing websites, including ours. Accordingly, although we have controls in place to detect and prevent such OFAC violations and our systems show no access from persons in North Korea, nor from any other OFAC-sanctioned jurisdictions, we may face higher levels of scrutiny by users, partners, and regulators due to the publishing of this advisory and those or similar press reports.
We are also subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and the UK Bribery Act 2010, and may be subject to other anti-bribery, anti-money laundering, and sanctions laws in countries in which we conduct activities or have users. We face significant risks if we fail to comply with the FCPA and other anti-corruption laws that prohibit companies and their agents and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties, or private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any advantage. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. We may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities, and we may be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we prohibit or do not explicitly authorize such activities. We have implemented an anti-corruption compliance policy, but we cannot ensure that all of our employees, users, and agents, as well as those contractors to which we outsource certain of our business operations, will not take actions in violation of our policies or agreements and applicable law, for which we may be ultimately held responsible.

Any violation of the FCPA, other applicable anti-corruption laws, and other laws could result in investigations and actions by federal or state attorneys general or foreign regulators, loss of export privileges, severe criminal or civil fines and penalties or other sanctions, forfeiture of significant assets, whistleblower complaints, and adverse media coverage, which could have an adverse effect on our reputation, business, operating results, and prospects. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.
Our user growth and engagement on mobile devices depend upon third parties maintaining open application marketplaces and effective operation with mobile operating systems, networks, and standards that we do not control.
Mobile devices are increasingly used for marketplace transactions. A significant and growing portion of our users access our platform through mobile devices, including through the use of mobile applications. Our mobile applications rely on third parties maintaining open application store platforms, including the Apple App Store and Google Play, which make current and new applications or new versions of our mobile applications available for download and use on mobile devices. We cannot assure you that the platforms through which we distribute our applications will maintain their current structures or terms of access, that such marketplaces will continue to make our mobile applications available for download, or that such marketplaces will not charge us fees to list our applications for download, or charge us fees to offer products and services through our applications. Additionally, there is no guarantee that popular mobile devices will continue to support our platform, that the use of mobile devices for payments or other transactions on our platform will be available on commercially reasonable terms, or that mobile device users will use our platform rather than competing products. We are dependent on the interoperability of our platform with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems that degrade the functionality of our website or applications or give preferential treatment to competitors could adversely affect the usage of our platform on mobile devices. Additionally, in order to deliver high-quality mobile products, it is important that our products are designed effectively and work well with a range of mobile devices, technologies, systems, networks, and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these devices, technologies, systems, networks, or standards. In the event that it is more difficult for our users to access and use our platform on their mobile devices, our users find our mobile offering is not cost-effective, our users find our mobile offering does not meet their needs, our competitors develop products and services that are perceived to operate more effectively on mobile devices, or our users choose not to access or use our platform on their mobile devices or use mobile products that do not offer access to our platform, our user growth, user engagement, and business could be adversely impacted.
We rely on AWS to deliver our platform to our users, and any disruption of service from AWS or material change to our arrangement with AWS could adversely affect our business. We are also subject to litigation relating to our use of AWS.
We currently host our platform, serve our users, and support our operations using AWS, a provider of cloud infrastructure services. We do not have control over the operations of the facilities of AWS that we use. AWS’s facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures, and similar events or could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism, and other misconduct. The occurrence of any of these events, a decision to close the facilities or cease or limit providing services to us without adequate notice, or other unanticipated problems could result in interruptions to our platform, including lengthy interruptions. Our platform’s continuing and uninterrupted performance is critical to our success and users may become dissatisfied by any system failure that interrupts our ability to provide our platform to them. We may not be able to easily switch our AWS operations to another cloud or other data center provider if there are disruptions or interference with our use of AWS, and, even if we do switch our operations, other cloud and data center providers are subject to the same risks. Sustained or repeated system failures could reduce the attractiveness of our platform to users, cause users to decrease their use of or cease using our platform, and adversely affect our business. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our platform. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service and we cannot be certain that insurance will continue to be available to us on economically reasonable terms, or at all.
AWS does not have an obligation to renew its agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements or unable to renew on commercially reasonable terms, our agreements are prematurely terminated, or we add additional infrastructure providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new data center providers. If these providers charge high costs for or increase the cost of their services, we may have to increase the fees to use our platform and our operating results may be adversely impacted. We also currently plan to continue to transition in 2020 to a different AWS facility than the one we are currently using in an effort to reduce long-term costs, to gain access to servers with enhanced functionality, and increase operational resilience. During this transition, we may experience resulting downtime or incur additional costs, particularly if we encounter an unforeseen issue or incident during the migration. We expect to incur increased costs during the migration, as we will need to use two AWS data facilities at one time during the transition period.

In addition, we and other customers of AWS have been subject to litigation by third parties claiming that AWS and basic HTTP functions infringe their patents. Although we expect Amazon to indemnify us with respect to at least a portion of such claims, the litigation has been, and may continue to be, time consuming, and may divert management’s attention and, if Amazon fails to fully indemnify us, adversely impact our operating results.
The applicability of sales, use, and other tax laws or regulations on our business is uncertain. Adverse tax laws or regulations could be enacted or existing laws could be interpreted as applying or otherwise applied to us or users of our platform, which could subject us or our users to additional tax liability and related interest and penalties, and adversely impact our business.
The application of federal, state, local, and international tax laws to services provided over the internet is evolving. In addition to income taxes, in the United States and various foreign jurisdictions, we may also be subject to non-income based taxes, such as payroll, sales, use, value-added, and goods and services taxes (including the “digital service tax”), and we may also be subject to increased obligations as a withholding agent. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the internet and ecommerce. In addition, governments are increasingly looking for ways to increase revenue, which has resulted in discussions about tax reform and other legislative action to increase tax revenue, including through indirect taxes. New income, payroll, sales, use, value-added, goods and services, or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time (possibly with retroactive effect), could be applied solely or disproportionately to services provided over the internet, could target certain products and services offered on our platform, or could otherwise affect our or our users’ tax obligations or financial position and operating results. Many countries in the EU, as well as the United Kingdom and a number of other countries and organizations, such as the Organisation for Economic Cooperation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations. The impact and burden of these regulations and proposed regulations on our business and the businesses of our users is uncertain, but may have a negative impact on our business.
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
To grow our business, we anticipate that we will need to continue to establish and maintain relationships with third parties, such as staffing providers, banks, software and technology vendors, and payment processing and disbursement providers. For example, we work with third-party staffing providers that support our employment offering, Upwork Payroll. As our agreements with third-party partners terminate or expire, we may be unable to renew or replace these agreements on favorable terms, or at all. Moreover, we cannot guarantee that the parties with which we have strategic relationships will continue to offer the services for which we rely on them at economically reasonable terms or at all, devote the resources necessary to expand our reach, increase our distribution, or support an increased number of users and associated use cases. Further, some of our strategic partners offer, or could offer, competing products and services or also work with our competitors. As a result of these factors, many of our third-party partners may choose to develop alternative products and services in addition to, or in lieu of, our platform, either on their own or in collaboration with others, including our competitors. If we are unsuccessful in establishing or maintaining our relationships with third parties on favorable terms, our ability to compete or to grow our total revenue could be impaired and our operating results may be adversely impacted. Even if we are successful in establishing and maintaining these relationships with third parties on comparable terms, we cannot ensure that these relationships will result in increased usage of our platform or increased revenue.
Our ability to attract and retain users is dependent in part on ease of use and reliability of our platform and the quality of our support, and any failure to offer high-quality support could adversely impact our business, operating results, and financial condition.
Our ability to attract and retain users is dependent in part on the ease of use and reliability of our platform, including our ability to provide high-quality support. Our users depend on our support organization to resolve any issues relating to our platform and to communicate effectively concerning their accounts. Our ability to provide effective support is largely dependent on our ability to attract, resource, and retain service providers who are not only qualified to support users of our platform, but are also well versed in our platform. As we seek to continue to grow our international user base, our support organization will face additional challenges, including those associated with delivering support and documentation in languages other than English. Any failure to maintain high-quality support or effectively communicate with our users, or any market perception that we do not maintain high-quality support or act professionally, fairly, or effectively in our communications and actions with respect to users, could harm our reputation, adversely affect our ability to sell our platform to existing and prospective users, and could adversely impact our business, operating results, and financial condition.
Our business model subjects us to disputes with or between users of our platform.
Our business model involves enabling connections between freelancers and clients that contract directly through our platform. Freelancers and clients are free to negotiate any contract terms they choose, but we also provide optional service contract terms that they can elect to use. Disputes sometimes arise between freelancers and clients with regard to their contract terms, work relationship, or otherwise, including with respect to service standards, payment, confidentiality, work product, and intellectual property ownership and infringement. If either party believes the contract terms were not met, our standard terms provide a mechanism for the parties to request assistance from us, and, for some contracts, if that is unsuccessful, they may choose to resolve the dispute with the help of a third-party arbitrator. Whether or not freelancers and clients decide to seek assistance from us, if these disputes are not resolved amicably, the parties might escalate to formal proceedings, such as by filing claims with a court or arbitral authority. Given our role in facilitating and supporting these arrangements, claims are sometimes brought against us directly as a result of these disputes and freelancers or clients bring us into any claims filed against each other. Through our terms of service we disclaim responsibility and liability for any disputes between users (except with respect to the specified dispute assistance program); however, we cannot guarantee that these terms will be effective in preventing or limiting our involvement in user disputes or that these terms will be enforceable. In addition, from time to time users do, and may continue to, assert claims against us regarding their experience on our platform, including related to their search ranking results, their feedback ratings, our dispute resolution process, or admission or non-admission to the platform or other programs, including those designed to highlight successful freelancers. Moreover, for some premium services in individually negotiated agreements, we provide enhanced services with respect to disputes over work product, and Enterprise clients or freelancers on their engagements may pursue claims against us if they are not satisfied with those enhanced services. Even if these claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could result in legal, settlement, or other financial costs; divert the resources of our management; harm our reputation; and adversely affect our business and operating results.
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain additional executive management and qualified board members, particularly now that we are a large accelerated filer. The additional requirements we must comply with may further strain our resources and divert management’s attention from other business concerns.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of The Nasdaq Global Select Market, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources, particularly now that we are a large accelerated filer. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, or may have difficulty attracting and retaining sufficient employees, which would increase our costs and expenses.
As a result of no longer being an emerging growth company, we will incur significant additional expenses that we did not previously incur in complying with the Sarbanes-Oxley Act and rules implemented by the SEC. The cost of compliance with Section 404 of the Sarbanes-Oxley Act (“Section 404”) has required, and will continue to require, us to incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements.
We have also previously taken advantage of the reduced disclosure requirements of the Jumpstart Our Business Startups Act applicable to emerging growth companies regarding executive compensation disclosures and exemption from the requirements of holding advisory “say-on-pay” votes on executive compensation. We are no longer eligible for such reduced disclosure requirements and exemptions and, as such, we will be required to hold a “say-on-pay” vote and a “say-on-frequency” vote at our 2020 annual meeting of stockholders. We expect that the increased disclosure requirements will require additional attention from management and will result in increased costs to us, which could include higher legal fees, accounting fees, and fees associated with investor relations activities, among others.
In addition, changing laws, regulations, and standards relating to corporate governance, stockholder litigation, and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, making some activities more time consuming, and increasing the likelihood and expense of litigation. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve or otherwise change over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters, higher costs necessitated by ongoing revisions to disclosure and governance practices, and increased expenses and management attention due to actual or threatened litigation. We intend to invest resources to comply with evolving laws, regulations and standards (or changing interpretations of them), and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with these laws, regulations, and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected. Being a public company and complying with the associated rules and regulations, and being subject to heightened likelihood of litigation, makes it more expensive for us to obtain director and officer liability insurance, the costs of which can fluctuate significantly from year-to-year due to general market conditions in obtaining such insurance, but in recent years have risen significantly, consistent with the increase in market rates. As a result, we may be required to accept reduced coverage, incur substantially higher costs to obtain coverage or may be unable to obtain coverage on economically reasonable terms, or at all. These factors could also make it more difficult for us to attract and retain qualified executives and qualified members of our board of directors, particularly to serve on our audit, risk, and compliance committee, our compensation committee, and our nominating and governance committee.
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
We have identified a material weakness in our internal control over financial reporting and if we are not able to remediate this material weakness, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.
As previously disclosed, in connection with the preparation of our consolidated financial statements as of and for the year ended December 31, 2017, we identified a number of adjustments relating to previously issued consolidated financial statements that resulted in a revision to our consolidated financial statements as of and for the year ended December 31, 2016. These adjustments were related to complexities involving the accounting for financial instruments and treasury activities. We identified the cause of these adjustments was due to growth in the business, which required additional qualified accounting personnel with an appropriate level of experience, and additional controls in the period-end financial reporting process commensurate with the complexity of the business. Accordingly, we determined that this control deficiency constituted a material weakness in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis. This deficiency could result in additional misstatements to our consolidated financial statements that would be material and would not be prevented or detected on a timely basis.
As discussed in Part II, Item 9A “Controls and Procedures” in this Annual Report, in connection with management’s annual assessment on internal control over financial reporting for the year ended December 31, 2019, we determined that the material weakness had not been fully remediated and accordingly, we determined that our internal control over financial reporting was not effective. In addition, our independent registered public accounting firm has also concluded that our internal control over financial reporting is not effective. As discussed further in Part II, Item 9A “Controls and Procedures” in this Annual Report, during the year ended December 31, 2019, improvements to the processes of financial reporting were implemented which included a condensed monthly financial close process providing an increased timeframe to prepare and review financial reporting, enhanced disclosure preparation, and review controls. In addition, management has hired additional qualified accounting personnel with the requisite knowledge of technical accounting and financial reporting requirements for a public company.
The actions that we are taking to improve our internal controls and disclosure controls are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weakness in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting, which may necessitate additional evaluation and implementation time.
If we are unable to remediate the material weakness, or if we experience additional material weaknesses or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations or prevent fraud, which may adversely affect investor confidence in us and, as a result, the value of our common stock. We cannot assure you that all of our existing material weaknesses have been identified, or that we will not in the future identify additional material weaknesses. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business and results of operations and could adversely impact our business, operating results, and financial condition.
If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control, including as a result of the material weakness described above, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC. Furthermore, investor perceptions of our company may suffer if, in the future, material weaknesses are found, and this could cause the price of our common stock to decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on The Nasdaq Global Select Market.
Our business depends largely on our ability to attract and retain talented employees, including senior management and key personnel. If we lose the services of Hayden Brown, our President and Chief Executive Officer, or other members of our senior management team, we may not be able to execute on our business strategy.
Our future success depends in large part on the continued services of senior management and other key personnel and our ability to retain and motivate them. In particular, we are dependent on the services of Hayden Brown, our President and Chief Executive Officer, and our technology, platform, future vision, and strategic direction could be compromised if she were to take another position, become ill or incapacitated, or otherwise become unable to serve as our President and Chief Executive Officer. We rely on our leadership team in the areas of product, engineering, operations, security, marketing, sales, support, corporate development, and general and administrative functions. Our senior management and other key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason, and without notice. Historically, we have maintained, and currently we maintain, a key-person life insurance policy only on our President and Chief Executive Officer. If we lose the services of senior management or other key personnel, or if we are unable to attract, train, assimilate, and retain the highly-skilled personnel we need, our business, operating results, and financial condition could be adversely affected.
From time to time, there may be changes in our management team resulting from the hiring or departure of executives. For example, in December 2019, we announced that our prior President and Chief Executive Officer, Stephane Kasriel, was resigning from this position on December 31, 2019, and that Hayden Brown, our prior Chief Marketing and Product Officer, would take the position of President and Chief Executive Officer effective January 1, 2020. This change may result in increased attrition of our personnel, including key employees, stemming from the resulting organizational restructuring, as new reporting relationships are established, and as other companies may increasingly target our executives. Such changes may also result in a loss of institutional knowledge, cause disruptions to our business or distract or result in the loss of workers.
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
Our future success also depends on our continuing ability to attract, train, assimilate, and retain highly-skilled personnel, including software engineers and sales personnel. We face intense competition for qualified personnel from numerous software and other technology companies. In addition, competition for qualified personnel, particularly software engineers, is particularly intense in the San Francisco Bay Area, where our headquarters are located. We may not be able to retain our current key employees or attract, train, assimilate, or retain other highly-skilled personnel in the future. We may incur significant costs to attract and retain highly-skilled personnel, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. To the extent we move into new geographies, we would need to attract and recruit skilled personnel in those areas. If we are unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements, on a timely basis or at all, our business may be adversely affected.
Our management team has limited experience managing a public company.
Most members of our management team, including Hayden Brown, our President and Chief Executive Officer, have limited experience managing a publicly traded company in the positions they currently hold, interacting with public company investors, managing significant regulatory oversight and reporting obligations and the continuous scrutiny of securities analysts and investors, and complying with the increasingly complex laws pertaining to public companies. These new obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and operating results.
Failure to protect our intellectual property could adversely affect our business.
Our success depends in large part on our proprietary technology and data. We rely on various intellectual property rights, including patents, copyrights, trademarks, and trade secrets, as well as confidentiality provisions and contractual arrangements, to protect our proprietary rights. If we do not protect and enforce our intellectual property rights successfully or cost-effectively, our competitive position may suffer, which would adversely impact our operating results.
Our pending patent or trademark applications may not be approved, or competitors or others may challenge the validity, enforceability, or scope of our patents, the registrability or validity of our trademarks, or the trade secret status of our proprietary information. If we are unsuccessful in a dispute or litigation, we may be unable to stop competitors or others from using our marks or confusingly similar marks. There can be no assurance that additional patents will be issued or that any patents that are issued will provide significant protection for our intellectual property. In addition, our patents, copyrights, trademarks, trade secrets, and other intellectual property rights may not provide us a significant competitive advantage. There is no assurance that the particular forms of intellectual property protection that we seek, including business decisions about when to file patents or register or renew trademarks and when and how to maintain and protect trade secrets, will be adequate to protect our business.
We may not pursue or file patent applications or apply for registration of copyrights or trademarks in the United States and foreign jurisdictions in which we have a presence with respect to our potentially patentable inventions, works of authorship, and marks and logos for a variety of reasons, including the cost of procuring such rights and the uncertainty involved in obtaining adequate protection from such applications and registrations. Moreover, recent amendments to, developing jurisprudence regarding, and possible changes to intellectual property laws and regulations, including U.S. and foreign patent law, may affect our ability to protect and enforce our intellectual property rights. If the intellectual property rights that we develop are not sufficient to protect our proprietary technology and data or our brand, our business, financial condition and operating results could be adversely affected.
In addition, the laws of some countries do not provide the same level of protection for our intellectual property as do the laws of the United States. As our global reputation grows and we expand our international activities, our exposure to unauthorized copying and use of our platform and proprietary information will likely increase. Despite our precautions, our intellectual property is vulnerable to unauthorized access through employee or third-party error or actions, theft, cyber security incidents, and other security breaches and incidents. It is possible for third parties to infringe upon or misappropriate our intellectual property, to copy our platform, and to use information that we regard as proprietary to create products and services that compete with ours. Effective intellectual property protection may not be available to us in every country in which our platform is available. In addition, many countries limit the enforceability of patents or other intellectual property rights against certain third parties, including government agencies or government contractors. In these countries, patents or other intellectual property rights may provide limited or no benefit. Further, certain countries impose additional conditions on the transfer of intellectual property rights from individuals to companies, which may make it more difficult for us to secure and maintain intellectual property protection in those countries. We may need to expend additional resources to defend our intellectual property rights domestically or internationally, which could be costly, time consuming, and distracting to management and could impair our business or adversely affect our domestic or international expansion. If we cannot adequately protect and defend our intellectual property, we may not remain competitive, and our business, operating results, and financial condition may be adversely affected.
We rely on trade secrets as an important aspect of our intellectual property program and to cover much of our technology and know-how. We seek to protect our trade secrets through confidentiality and invention assignment or intellectual property ownership agreements with our employees, contractors and other parties. In addition, for employees of third-party staffing providers or other contractors, the employer agrees to enter into these agreements with individual workers. We also take other measures to protect our information and data, including implementing acceptable use policies, limiting access to our information and data through technological means, and monitoring and limiting the dissemination of our information and data outside of company-owned information systems. We cannot ensure that these agreements, or all the terms thereof, will be enforceable or compliant with applicable law, or these agreements and other measures will be effective in controlling access to, use of, and distribution of our proprietary information or in effectively securing exclusive ownership of intellectual property developed by our current or former employees and contractors. For example, when working with contractors, particularly those who are off-site, it may be more difficult to control use of confidential materials, increasing the risk that our source code or other confidential or trade secret information may be exposed. Further, these agreements with our employees, contractors, and other parties may not prevent other parties from independently developing technologies that are substantially equivalent or superior to our platform. Any failure to protect intellectual property that we develop or our proprietary technology and data would adversely affect our business, operating results, and financial condition.
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
We operate in a highly competitive industry, and there has been considerable activity in our industry to develop and enforce intellectual property rights. Successful intellectual property infringement claims against us or our users or third-party partners could result in monetary liability or a material disruption in the conduct of our business. We cannot be certain that aspects of our platform, content, and brand names do not or will not infringe valid patents, trademarks, copyrights, or other intellectual property rights held by third parties. We are now, have in the past been, and may in the future be, subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. Our competitors have in the past challenged, and may in the future challenge, our registration or use of our trademarks, including “Upwork,” and, if successful, such a challenge could adversely affect our business. Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to cease selling or using products and services that incorporate the intellectual property that we allegedly infringe; make substantial payments for legal fees, settlement payments, or other costs or damages; obtain a license to sell or use the relevant technology, which may not be available on reasonable terms or at all; or redesign the allegedly infringing products and services to avoid infringement, which could be costly, time-consuming, or impossible. Any claims or litigation, regardless of merit, could divert management’s attention and cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering aspects of our platform, or require that we comply with other unfavorable terms. Our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. We may also be obligated to indemnify certain clients on our platform or strategic partners or others in connection with such infringement claims, or to obtain licenses from third parties or modify our platform, and each such obligation would require us to expend additional resources. Some of our infringement indemnification obligations related to intellectual property are contractually capped at a very high amount or not capped at all.
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
Our business strategy may, from time to time, include acquiring other complementary products, technologies, or businesses. At any given time, we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any acquisition, investment, or business relationship may result in unforeseen or additional operating difficulties, risks, and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, services, personnel, or operations of the acquired companies particularly if the key personnel of the acquired companies choose not to work for us, if an acquired company’s software is not easily adapted to work with ours, if expected synergies fail to materialize, or otherwise. Acquisitions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for the development of our business. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown or additional risks and liabilities.
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
•become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges; and
•be required to adopt new, or change our existing, accounting policies.
Any of these risks could adversely impact our business and operating results.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect or financial reporting standards or interpretations change, our operating results could be adversely affected.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity as of the date of the financial statements, and the amount of revenue and expenses, during the periods presented, that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to determination of revenue recognition, the useful lives of assets, assessment of the recoverability of long-lived assets, goodwill impairment, allowance for doubtful accounts, reserves relating to transaction losses, the valuation of warrants, stock-based compensation, and accounting for income taxes. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our common stock.

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
As of December 31, 2019, we had net operating loss carryforwards for U.S. federal income tax purposes and state income tax purposes of $220 million and $50 million, respectively, available to offset future taxable income. Our federal net operating loss carryforward amounts began to expire in 2019, including $14.5 million that expired in 2019 and $21.6 million that will expire in 2020, and will continue to expire in 2021 and future years. The state net operating loss carryforward amounts will begin to expire in 2028. Realization of these net operating loss carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our operating results.
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
Clients sometimes fail to pay their invoices, necessitating action by us to compel payment.
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
We track certain performance metrics, including GSV, the number of core clients, client spend retention, and marketplace take rate with internal tools, which are not independently verified by any third party. Our internal tools have a number of limitations and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we report. If the internal tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. In addition, limitations or errors with respect to how we measure data (or the data that we measure) may affect our understanding of certain details of our business, which could affect our longer-term strategies. If our performance metrics are not accurate representations of our business, user base, or traffic levels; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, our reputation may be harmed, we may be subject to legal or regulatory actions, and our operating and financial results could be adversely affected.
Our loan and security agreement provides our lender with a first-priority lien against substantially all of our assets (excluding our intellectual property), and contains financial covenants and other restrictions on our actions, which could limit our operational flexibility and otherwise adversely affect our financial condition.
Our loan and security agreement with Silicon Valley Bank (as amended, the "Loan Agreement") restricts our ability to, among other things:
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
Our failure to comply with the covenants or payment requirements, or the occurrence of other events specified in our Loan Agreement, could result in an event of default under the Loan Agreement, which would give our lender the right to terminate their commitments to provide additional loans under the Loan Agreement and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, we have granted our lender first-priority liens against substantially all of our assets, as collateral, excluding our intellectual property (but including proceeds therefrom) and the funds and assets held by Upwork Escrow. We have also agreed to a negative pledge on our intellectual property. Failure to comply with the covenants or other restrictions in the Loan Agreement could result in a default. If the debt under our Loan Agreement was to be accelerated, we may not have sufficient cash on hand or be able to sell sufficient assets to repay it, which would have an immediate adverse effect on our business and operating results. This could potentially cause us to cease operations and result in a complete loss of your investment in our common stock.

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
U.S. GAAP is subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change and could result in variability of our financial results. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
In particular, in May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (Topic 605), Revenue Recognition (Topic 605). The core principle of Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On December 31, 2019, Topic 606 became effective for us retroactive to January 1, 2019. Under Topic 606, more estimates, judgments, and assumptions are required within the revenue recognition process than were previously required. This includes more enhanced disclosures in our consolidated financial statements to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with our customers. Under Topic 606, we are required to estimate the standalone selling price of certain performance obligations that represents a material right, which requires significant judgment. Our reported financial position and financial results may be harmed if our estimates or judgments prove to be wrong, assumptions change, or actual circumstances differ from those in our assumptions. Any difficulties in applying Topic 606 could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm our business. See “Note 2—Basis of Presentation and Summary of Significant Accounting Policies” of the notes to our consolidated financial statements included elsewhere in this Annual Report for additional information on Topic 606 and its impact on our consolidated financial statements.

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
In January 2020, the United Kingdom formally withdrew from the EU (“Brexit”). The UK Parliament recently approved a bill clarifying certain aspects of the Brexit process and providing a transition period during which EU rules will continue to apply to the United Kingdom to last until the end of 2020 (which period may be extended by one to two years); however, uncertainty remains as to what further post-Brexit agreements will be agreed to by the United Kingdom and the EU, if any. The ongoing uncertainty on the status of such agreements sustains the possibility of the United Kingdom leaving the EU without any agreement in place, a so-called “hard Brexit,” which would likely cause significant economic disruption and further depress consumer confidence and the economy of the United Kingdom. Our results of operations derived from revenue earned from clients and freelancers in the United Kingdom may be adversely affected by the uncertainty surrounding the timing of the withdrawal and the future relationship between the United Kingdom and the EU, and those effects would be increased in the event of a hard Brexit. Brexit could also contribute to instability in global financial and foreign exchange markets, including volatility in the value of the Euro and the British Pound, which are currencies in which we transact business. In addition, we could be adversely impacted by changes in trade policies, labor, tax or other laws and regulations, and intellectual property rights and supply chain logistics. All or any one of these factors could adversely affect our business, revenue, financial condition, and results of operations.
We may be adversely affected by natural disasters and other catastrophic events, by man-made problems such as terrorism, or failures of technology, that could disrupt our business operations and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
A significant natural disaster, such as an earthquake, blizzard, hurricane, fire, flood, or other catastrophic event, such as a power loss or telecommunications failure, or other technological failure resulting in the permanent destruction of data, could have a material adverse impact on our business, financial condition, and operating results. In the event of natural disaster or other catastrophic event, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our platform, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our operating results. Certain of our departments are situated primarily in one office location and any natural disaster or catastrophic event to such office may impact productivity or revenue generating activities occurring in that office. Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity and potentially subject to catastrophic fires. In addition, natural disasters and other catastrophic events could affect our partners’ ability to perform services for users on a timely basis. In the event any such partners’ information technology systems or service abilities are hindered by any of the events discussed above, our ability to provide our platform and other services may be impaired, resulting in missing financial targets for a particular quarter or year, or longer period. Further, if a natural disaster or other catastrophic event occurs in a region from which we derive a significant portion of our revenue, users in that region may delay or forego use of our platform or other services, which may adversely impact our operating results. In addition, acts of terrorism, civil disorder, public health pandemics (including the coronavirus outbreak), or military conflict could cause disruptions in our business or the business and activity of our partners, users, or the economy as a whole. These disruptions may be more severe than in the case of natural disasters. All of the aforementioned risks may be augmented if our or our partners’ business continuity and disaster recovery plans prove to be inadequate. To the extent that any of the above results in delays or reductions in platform availability, activities or other services, our business, financial condition, and operating results would be adversely affected.

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
•overall performance of the equity markets;
•recruitment or departure of key personnel;
•failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•sales of shares of our common stock by us or our stockholders;
•sales of large blocks of our stock relative to the size of our public float;
•acquisitions, strategic partnerships, joint ventures, or capital commitments;
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
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business, including those governing worker classification, taxation of workers, or withholding and remitting taxes on income or earnings;
•lawsuits threatened or filed against us or our key personnel, litigation involving our industry, or both, or lawsuits threatened or filed against our users relating to their use of our platform;
•developments or disputes concerning our or other parties’ products, services, or intellectual property rights;
•changes in accounting standards, policies, guidelines, interpretations, or principles;
•political changes or events, such as Brexit or U.S. government shutdowns; and
•other events or factors, including those resulting from war, incidents of terrorism, or responses to these events.
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
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market. The perception that these sales might occur may also cause the market price of our common stock to decline. We had a total of 113,604,398 shares of our common stock outstanding as of December 31, 2019. All shares of our common stock are freely tradable, generally without restrictions or further registration under the Securities Act of 1933, as amended (the “Securities Act”) subject to certain exceptions for shares held by our “affiliates” as defined in Rule 144 under the Securities Act.
In addition, as of December 31, 2019, we had outstanding (i) stock options that, if fully exercised, would result in the issuance of 15,140,579 shares of common stock and (ii) 2,503,182 unvested RSUs. We have filed registration statements on Form S-8 to register shares reserved for future issuance under our equity compensation plans. The shares issued upon exercise of outstanding stock options or settlement or outstanding RSUs will be available for immediate resale in the United States on the open market.
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
As of December 31, 2019, our executive officers, directors, 5% or greater stockholders, and affiliated entities together beneficially owned a significant portion of our common stock. As a result, these stockholders, acting together, could have substantial influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and might ultimately affect the market price of our common stock.
If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, the price of our common stock and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If industry analysts cease coverage of us or fail to publish reports on us regularly, the trading price and trading volume for our common stock would be negatively affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of our common stock would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.
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
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
Our corporate headquarters are located in Santa Clara, California, where we occupy facilities totaling approximately 32,500 square feet under a sublease agreement that expires in October 2028.
We also lease office space in San Francisco, California and Chicago, Illinois and rent working space in Oslo, Norway.
We may procure additional space as we add employees and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.
See “Note 5—Balance Sheet Components” of the notes to our consolidated financial statements included elsewhere in this Annual Report for additional information on our leased properties.
Item 3. Legal Proceedings.
We are not a party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Common Stock
Our common stock has been traded on The Nasdaq Global Select Market under the symbol “UPWK” since October 3, 2018. Prior to that time, there was no public market for our common stock.
Holders of Record
As of February 28, 2020, there were approximately 690 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these record holders.
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
The following graph shows a comparison from October 3, 2018 (the date our common stock commenced trading on The Nasdaq Global Select Market), through December 31, 2019, of the cumulative total returns for our common stock, the NASDAQ Composite Index and the NASDAQ 100 Technology Index, respectively. The graph assumes $100 was invested at the market close on October 3, 2018 in the common stock of Upwork Inc. Such returns are based on historical results and are not intended to suggest future performance. The NASDAQ Composite Index and the NASDAQ 100 Technology Index assume reinvestment of any dividends.

Comparison of Cumulative Total Return of Upwork Inc.
$140
$120
$100
$80
$60
$40
10/03/18
12/31/18
03/29/19
06/28/19
09/30/19
12/31/19
NASDAQ Composite
NASDAQ 100 Technology
Upwork Inc.

Recent Sales of Unregistered Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.

Item 6. Selected Consolidated Financial Data.
The following tables present selected historical consolidated financial and other data for our business. We derived the selected consolidated statements of operations data for the years ended December 31, 2019, 2018 and 2017 and the consolidated balance sheet data as of December 31, 2019 and 2018 from our audited consolidated financial statements that are included elsewhere in this Annual Report. We derived the selected consolidated statements of operations data for the year ended December 31, 2016 and the selected consolidated balance sheet data as of December 31, 2017 and 2016 from our audited consolidated financial statements not included in this Annual Report. Our historical results are not necessarily indicative of the results that may be expected for any other period in the future.
On December 31, 2019, we adopted Topic 606 effective as of January 1, 2019 using the modified retrospective method. Financial results for the year ended December 31, 2019 are presented in accordance with this new revenue recognition standard. Historical financial results for reporting periods prior to 2019 are presented in conformity with amounts previously disclosed under the prior revenue recognition standard, Topic 605.

The following historical selected consolidated financial data should be read in conjunction with, and are qualified in their entirety by reference to, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report. You should read this information in conjunction with the sections titled “Business” and “Risk Factors” included elsewhere in this Annual Report.

	Year Ended December 31,
	2019	2018	2017	2016
Consolidated Statements of Operations Data:	(in thousands, except per share data and percentages)
Revenue
Marketplace	$268,284	$223,831	$178,046	$138,484
Managed services	32,278	29,523	24,506	25,961
Total revenue	300,562	253,354	202,552	164,445
Cost of revenue(1)	88,144	81,458	65,443	62,578
Gross profit	212,418	171,896	137,109	101,867
Operating expenses
Research and development(1)	64,027	55,488	45,604	37,902
Sales and marketing(1)	95,891	72,963	53,044	37,437
General and administrative(1)	67,327	49,336	37,334	35,446
Provision for transaction losses	3,905	5,821	4,250	5,550
Total operating expenses	231,150	183,608	140,232	116,335
Loss from operations	(18,732)	(11,712)	(3,123)	(14,468)
Interest expense	1,306	2,038	960	858
Other (income) expense, net	(3,407)	6,142	62	908
Loss before income taxes	(16,631)	(19,892)	(4,145)	(16,234)
Income tax benefit (provision)	(28)	(15)	22	1
Net loss	(16,659)	(19,907)	(4,123)	(16,233)
Premium on repurchase of redeemable convertible preferred stock	—	—	(6,506)	—
Net loss attributable to common stockholders	$(16,659)	$(19,907)	$(10,629)	$(16,233)
Net loss per share attributable to common stockholders, basic and diluted(2)	$(0.15)	$(0.38)	$(0.32)	$(0.51)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	109,815	52,328	32,945	32,072

Other Financial and Operating Data: (3)
Core clients (4)	124.4	105.5	86.4	76.5
GSV (5)	$2,087,055	$1,756,289	$1,373,161	$1,148,363
Client spend retention (6)	102%	108%	99%	85%
Marketplace take rate (7)	13.1%	13.0%	13.2%	12.3%
Adjusted EBITDA (8)	$7,438	$3,824	$7,909	$1,260
(1)Includes stock-based compensation expense as follows:

Cost of revenue	$456	$282	$290	$193
Research and development	6,471	3,258	1,797	1,820
Sales and marketing	2,609	1,637	1,299	1,052
General and administrative	9,262	5,184	3,460	4,201
Total	$18,798	$10,361	$6,846	$7,266
(2)See “Note 2—Basis of Presentation and Summary of Significant Accounting Policies” and “Note 12—Net Loss per Share Attributable to Common Stockholders” of the notes to our consolidated financial statements included elsewhere in this Annual Report for an explanation of the calculations of our net loss per share attributable to common stockholders, basic and diluted.

(3)For a discussion of limitations in the measurement of core clients, GSV, client spend retention, and marketplace take rate, see the section titled “Risk Factors—We track certain performance metrics with internal tools and do not independently verify such metrics. Certain of our performance metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.”
(4)For the definition of core clients, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operational Metrics.”
(5)For the definition of GSV, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operational Metrics.”
(6)For the definition of client spend retention, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operational Metrics.”
(7)For the definition of marketplace take rate, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operational Metrics.”
(8)For the definition of adjusted EBITDA, a non-GAAP financial measure, and a reconciliation of net loss to adjusted EBITDA, see the section below titled “—Non-GAAP Financial Measures.”

	As of December 31,
	2019	2018	2017	2016
Consolidated Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$48,392	$129,128	$21,595	$27,326
Marketable securities	85,481	—	—	—
Working capital	131,537	128,282	29,483	31,205
Total assets	446,380	391,573	275,189	249,600
Debt, current and noncurrent	18,283	23,910	33,833	16,962
Redeemable convertible preferred stock	—	—	166,486	178,785
Total stockholders’ equity (deficit)	259,424	243,745	(31,367)	(30,131)
Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. GAAP, adjusted EBITDA is a non-GAAP measure that we believe is useful in evaluating our operating performance.
We define adjusted EBITDA as net income (loss) adjusted for stock-based compensation expense, depreciation and amortization, interest expense, other (income) expense, net, income tax (benefit) provision, and, if applicable, other non-cash transactions. Adjusted EBITDA is not prepared in accordance with, and is not an alternative to, financial measures prepared in accordance with U.S. GAAP.

The following table presents a reconciliation of net loss, the most directly comparable financial measure prepared in accordance with U.S. GAAP, to adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2019	2018	2017	2016
	(in thousands)
Net loss	$(16,659)	$(19,907)	$(4,123)	$(16,233)
Add back (deduct):
Stock-based compensation expense	18,798	10,361	6,846	7,266
Depreciation and amortization	6,661	4,949	4,186	8,462
Interest expense	1,306	2,038	960	858
Other (income) expense, net	(3,407)	6,142	62	908
Income tax (benefit) provision	28	15	(22)	(1)
Tides Foundation common stock warrant expense	711	226	—	—
Adjusted EBITDA	$7,438	$3,824	$7,909	$1,260
We use adjusted EBITDA as a measure of operational efficiency. We believe that this non-GAAP financial measure is useful to investors for period-to-period comparisons of our business and in understanding and evaluating our operating results for the following reasons:
•adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as stock-based compensation expense, depreciation and amortization, interest expense, other (income) expense, net, income tax (benefit) provision, and, if applicable, other non-cash transactions that can vary substantially from company to company depending upon their financing, capital structures, and the method by which assets were acquired;
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with the sections titled “Business,” “Risk Factors,” and “Selected Consolidated Financial Data,” and the consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, as well as assumptions that may never materialize or that may be proven incorrect. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” and in other parts of this Annual Report.
Overview
Business
We operate the largest online talent solution that enables businesses to find and work with highly-skilled independent professionals, as measured by GSV. GSV represents the total amount that clients spend on our marketplace offerings and our managed services offering as well as additional fees we charge to both clients and freelancers for other services. Freelancers are an increasingly sought-after, critical, and expanding segment of the global workforce. We define freelancers as users of our platform that advertise and provide services to clients through our platform, and we define clients as users of our platform that work with freelancers through our platform. The freelancers on our platform include independent professionals and agencies of varying sizes. The clients on our platform range in size from small businesses to Fortune 500 companies. Our platform enabled $2.1 billion of GSV in over 180 countries for the year ended December 31, 2019. For purposes of determining countries where we enable GSV, we include both the countries in which the clients that paid for the applicable services are located, as well as the countries in which the freelancers that provided those services are located.
We generate a majority of our revenue from fees charged to freelancers. We also generate revenue through fees charged to clients for transacting payments through our platform and fees for premium offerings, foreign currency exchange fees, and Upwork Payroll service fees. In addition, we provide a managed services offering where we engage freelancers to complete projects, directly invoice the client, and assume responsibility for work performed.
As noted above, on December 31, 2019, we adopted Topic 606 effective as of January 1, 2019 using the modified retrospective method. As a result, revenue results for the year ended December 31, 2019 are presented in accordance with this new revenue recognition standard while historical revenue results for reporting periods prior to 2019 are presented in conformity with amounts previously disclosed under the prior revenue recognition standard, Topic 605. We generated revenue of $300.6 million in 2019, $253.4 million in 2018, and $202.6 million in 2017, representing year-over-year increases of 19% in 2019 and 25% in 2018.
Financial Highlights for 2019
In 2019, our platform enabled $2.1 billion of GSV, representing an increase of 19% over the prior year, and our total revenue was $300.6 million, representing an increase of 19% over the prior year. Our marketplace revenue was $268.3 million, representing an increase of 20% over the prior year. Long-term and recurring use of our platform by freelancers and clients are the primary drivers of growth in our marketplace and an increase in these types of use improve revenue visibility. For the year ended December 31, 2019, in addition to acquiring new clients, our total client spend retention was 102%, compared to 108% for the year ended December 31, 2018. For additional information related to how we calculate client spend retention and a discussion of period-over-period changes in this amount, see the section titled “—Key Financial and Operational Metrics” below.
Additionally, we have made significant investments to grow our business, including investments in sales and marketing to acquire new clients and drive brand awareness, investments in research and development to build new product features and launch new offerings, and investments in operations and personnel, and we intend to continue to focus on these efforts. As a result, we generated a net loss of $16.7 million in 2019 compared to a net loss of $19.9 million in 2018. Our adjusted EBITDA was $7.4 million in 2019, an increase of 95% from 2018. Adjusted EBITDA is a financial measure that is not prepared in accordance with, and is not an alternative to, financial measures prepared in accordance with U.S. GAAP. See the section titled “Selected Consolidated Financial Data—Non-GAAP Financial Measures” for a definition of adjusted EBITDA and information regarding our use of adjusted EBITDA and a reconciliation of net loss to adjusted EBITDA.
As a global platform that connects freelancers and clients regardless of their location, our GSV originates from around the world. Of the $2.1 billion of GSV enabled on our platform in 2019, approximately 27% was generated from U.S. freelancers, our largest freelancer geography, as measured by GSV, in each of 2019, 2018 and 2017, while freelancers in India and the Philippines remained our next largest freelancer geographies in all three years. Of the $1.8 billion and $1.4 billion of GSV enabled on our platform in 2018 and 2017, approximately 23% and 19%, respectively, was generated from freelancers in the United States.
Approximately 68% of our GSV in 2019 was generated from U.S. clients, compared to approximately 66% and 67% of GSV in 2018 and 2017, respectively, with clients in no other country representing more than 10% of our GSV in any year. We believe U.S. clients will continue to drive growth by engaging freelancers globally, particularly freelancers in the United States where there are various efficiencies associated with same-country engagements, such as cultural and contractual norms, time zones, and language.
Key Financial and Operational Metrics
We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. On December 31, 2019, we adopted Topic 606 effective as of January 1, 2019 using the modified retrospective method. Financial results for the year ended December 31, 2019 are presented in accordance with this new revenue recognition standard. Historical financial results for reporting periods prior to 2019 are presented in conformity with amounts previously disclosed under the prior revenue recognition standard, Topic 605.
Our key metrics were as follows as of or for the periods presented (in thousands, except percentages):

	As of or for the Year Ended December 31,
	2019	2018	2017
Core clients	124.4	105.5	86.4
GSV	$2,087,055	$1,756,289	$1,373,161
Client spend retention	102%	108%	99%
Marketplace revenue	$268,284	$223,831	$178,046
Marketplace take rate	13.1%	13.0%	13.2%
Net loss	$(16,659)	$(19,907)	$(10,629)
Adjusted EBITDA (1)	$7,438	$3,824	$7,909
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
As discussed below with respect to each key metric, we believe these key financial and operational metrics are useful to evaluate period-over-period comparisons of our business and in understanding our operating results, and management uses these metrics to track our performance. GSV represents the total amount that clients spend on our marketplace offerings and our managed services offering as well as additional fees we charge to both clients and freelancers for other services. We believe that GSV is an important metric, as it represents the overall amount of business transacted through our platform, which in turn is a key driver of our financial results. We believe our marketplace revenue, which represents a majority of our revenue, will grow as GSV grows, although they could grow at different rates. We evaluate the correlation between marketplace revenue and GSV by measuring marketplace take rate, which is calculated as marketplace revenue divided by marketplace GSV. We use the number of core clients to track the number of clients that we consider are actively using our platform, and this metric in any given period drives both GSV and client spend retention. Similarly, client spend retention impacts the growth rate of GSV. For information on how we define core clients and how we calculate client spend retention and marketplace take rate, see “—Core Clients,” “—Client Spend Retention,” and “—Marketplace Take Rate,” respectively, below. For a discussion of limitations in the measurement of our key financial and operational metrics, see “Risk Factors—We track certain performance metrics with internal tools and do not independently verify such metrics. Certain of our performance metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.”

Core Clients
We define a core client as a client that has spent in the aggregate at least $5,000 since it began using our platform and also had spend-activity on our platform during the 12 months preceding the date of measurement. This includes the total amount spent by the client on both the Elance and oDesk platforms for the periods prior to the consolidation of the two platforms as described above under "Business—Corporate Information." We believe that aggregate spend of at least $5,000 indicates that the client is actively using our platform. Historically, these core clients have been more likely to continue using our platform. We continue to see businesses of all sizes use our platform in a recurring way for larger, more complex projects, and we expect the number of core clients to continue to increase over time. Over the past two years, we have added an average of approximately 5,000 additional core clients per quarter. We believe we will continue to add approximately 4,000 to 5,000 core clients per quarter in the coming quarters, but the number of core clients could vary quarter by quarter. We believe that the number of core clients is a key indicator of our growth and the overall health of our business because core clients are a primary driver of GSV and, therefore, marketplace revenue.
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
GSV is an important metric because it represents the amount of business transacted through our platform. Our marketplace revenue is primarily comprised of the service fees paid by freelancers as a percentage of the total amount freelancers charge clients for services accessed through our platform. Therefore, marketplace revenue is correlated to GSV, and we believe that our marketplace revenue will grow as GSV grows, although they could grow at different rates. For a discussion of how we measure and evaluate the correlation between marketplace revenue and GSV, refer to “—Marketplace Take Rate” below. Growth in the number of core clients and increased client spend retention are the primary drivers of GSV growth, and we expect the client spend retention trends discussed in "—Client Spend Retention," below, to affect the rate at which GSV grows. We expect our GSV to fluctuate between periods due to a number of factors, including the volume of projects that are posted by clients on our platform as well as the characteristics of those projects, such as size, duration, pricing, and other factors.
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
Long-term and recurring use by freelancers and clients are the primary drivers of growth in our marketplace and give us increased revenue visibility. While continued use of our platform by freelancers is a factor that impacts our ability to attract and retain clients, our platform currently has a significant surplus of freelancers in relation to the number of clients actively engaging freelancers. As a result of this surplus of freelancers relative to clients, we primarily focus our efforts on retaining client spend and acquiring new clients as opposed to acquiring new freelancers and retaining existing freelancers. Moreover, we generate revenue when clients engage and pay freelancers and therefore our key metrics and operating results are directly impacted by client spend. On the other hand, the number of freelancers retained between periods is merely one of many factors that may impact client spend in a particular period and is not a primary driver of our key metrics and operating results. For these reasons, we do not calculate or track freelancer retention metrics in order to manage our business.
As of December 31, 2019, client spend retention was 102%, down from its peak of 108% as of December 31, 2018. We believe that this decline in client spend retention—from its historically highest levels in 2018 and the first quarter of 2019—follows from the acceleration in client spend retention that occurred subsequent to the launch in the second half of 2017 of our U.S.-to-U.S. domestic marketplace offering, which initiated a substantial increase in the average hourly earnings rate of freelancers. These hourly rates stabilized over the course of 2019, causing the reduction in retention rate. We believe this trend will continue in 2020, and we expect the long-term historical performance of this metric to range between 98% and 100%. Moreover, following the launch of our U.S.-to-U.S. domestic marketplace offering, an increasing proportion of U.S. clients are engaging solely U.S. freelancers. We are observing that U.S. clients that engage solely U.S. freelancers post higher-budget projects and pay higher rates initially but, to date, have exhibited lower client spend retention than the rest of our clients. As we acquire more mid-market, large enterprise and global account clients in current and future periods, we expect them to continue to make positive contributions to our client spend retention in future years. For these and other reasons, client spend retention will continue to vary from period to period due to client size and spending behavior.
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
Marketplace revenue is an important metric because it is the primary driver of our business model, and we believe it provides greater comparability to other online marketplaces. The growth rate of marketplace revenue fluctuates in relation to the growth rate of GSV. Therefore, marketplace revenue is correlated to GSV, and we believe that our marketplace revenue will grow as GSV grows, although they could grow at different rates. We expect our marketplace revenue growth rates to continue to vary from period to period due to a variety of other factors such as the number of Mondays (i.e., the day we bill and recognize revenue for a substantial portion of our client fees each week), or the number of Sundays (i.e., the day we bill and recognize revenue for the majority of our freelancer service fees each week) in any given quarter; the lapping of significant launches of new products, pricing changes, and other monetization efforts; the performance of client spend retention; and the ability of the recent and continued investment in our enterprise sales team to accelerate the acquisition of, and achieve increased spend from, Upwork Enterprise and Business clients, and the timing of those results. As a result of these factors, we expect our marketplace revenue growth rate to be stronger in the first quarter of 2020 as compared to the first quarter of 2019 and then for our marketplace revenue growth rate to be relatively weaker in the second, third, and fourth quarters of 2020 as compared to the same periods in 2019. We also expect our sequential quarter-over-quarter marketplace revenue growth rates to be relatively consistent throughout all of 2020.
Marketplace Take Rate
Marketplace take rate measures the correlation between marketplace revenue and GSV and is calculated by dividing marketplace revenue by marketplace GSV. Marketplace take rate is an important metric because it is the key indicator of how well we monetize spend on our platform from our Upwork Basic, Plus, Business and Enterprise offerings, and other premium offerings. We expect our marketplace take rate to vary from period to period as marketplace revenue and GSV vary as a result of a variety of factors, such as the number of Mondays (i.e., the day we bill and recognize revenue for a substantial portion of our client fees each week), or the number of Sundays (i.e., the day we bill and recognize revenue for the majority of our freelancer service fees each week) in any given quarter; pricing changes; the ability of the recent and continued investment in our enterprise sales team to accelerate the acquisition of, and achieve increased spend from, our Upwork Enterprise and Business clients and the timing of those results; and ongoing efforts to improve processes on our platform, including, but not limited to project proposals and purchases of Connects.
Adjusted EBITDA
We define adjusted EBITDA as net loss adjusted for stock-based compensation expense, depreciation and amortization, interest expense, other (income) expense, net, provision for (benefit from) income tax, and, if applicable, other non-cash transactions. Adjusted EBITDA is not prepared in accordance with, and is not an alternative to, financial measures prepared in accordance with U.S. GAAP. See the section titled “Selected Consolidated Financial Data—Non-GAAP Financial Measures” for information on our use of adjusted EBITDA and a reconciliation of net loss to adjusted EBITDA.

Components of Our Results of Operations
Revenue
On December 31, 2019, we adopted Topic 606 effective as of January 1, 2019 using the modified retrospective method. The core principle of Topic 606 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. As a result of adoption, we recorded a revenue deferral of $11.8 million with a corresponding increase to accumulated deficit as of January 1, 2019. See “Note 2—Basis of Presentation and Summary of Significant Accounting Policies” and “Note 3—Revenue” of the notes to the consolidated financial statements included elsewhere in this Annual Report for further details.
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

Basic

The essentials to start hiring, today.

- Verified freelancer work history and reviews on Upwork
- Unlimited proposals from freelancers
- Built-in collaboration tools and easy payments

Client fee:
3% of freelancer billing to client

Freelancer fee: 20% of the first $500, 10% for the next $9,500, and 5% for any amount over $10,000 billed to client

Plus

Everything in **Basic**, and:

- Dedicated account managers to help you find and hire quality talent fast
- Project tracking and collaboration tools for teams
- Tailored search results featuring Top Rated and Rising Talent

Client fees: Approximately $50 monthly subscription charge; plus 3% of freelancer billing to client (Fee waived if client pays via ACH)

Freelancer fee: 20% of the first $500, 10% for the next $9,500, and 5% for any amount over $10,000 billed to client

Business

Everything in **Plus**, and:

- Consolidated billing and invoicing with net 30 pay
- Dedicated team of advisors to get you hiring faster and more successfully
- Detailed reporting with company insights and trends

Client fees: Approximately $850 monthly subscription charge; plus 10% of freelancer billing to client

Freelancer fee: 10% of billing to client, waived if freelancer was brought to the platform by the client due to preexisting relationship ("BYO" program)

Enterprise

For companies looking for a solution that fits into their talent program.

Everything in **Business**, and:

- Custom configurable contracting and onboarding process
- Worker classification compliance services
- Project-based solutions and dedicated account executive

Client fees: Individualized monthly subscription charge; plus 10% of freelancer billing to client (20% if client is using Compliance offering)

Freelancer fee: 10% of billing to client, waived if freelancer was brought to the platform by the client due to preexisting relationship ("BYO" program)

Our Upwork Basic and Plus offerings provide clients with access to online talent with verified work history on our platform and client feedback, the ability to instantly match with the right freelancers, and built-in collaboration features. For freelancers working with clients that are on our Upwork Basic and Plus offerings, we have a tiered freelancer service fee schedule based on cumulative lifetime billings by the freelancer to each client. Freelancers typically pay us 20% of the first $500, 10% for the next $9,500, and then 5% for any amount over $10,000 they bill to each client through our platform. We recognize revenue on Sunday for the majority of our tiered freelancer service fees each week. We also generate revenue from freelancers through freelancer membership fees, Connects purchases, and withdrawal and other fees, each of which is currently immaterial.
In addition, we generate marketplace revenue from our Upwork Basic and Plus offerings by charging clients a payment processing and administration fee. Clients using our Upwork Basic offering pay a fee equal to 3% of their client spend. We recognize revenue on Monday for a substantial portion of our client fees each week. Clients using our Upwork Plus offering pay a flat fee of about $50 per month for additional features and pay a fee equal to 3% of their client spend unless they pay via ACH (in which case, provided all eligibility criteria are met, the fee is waived). We also generate revenue from foreign currency exchange fees from clients, which is currently immaterial.
Our Upwork Business and Enterprise offerings and other premium offerings, which are designed for larger clients, include access to additional product features, premium access to top talent, professional services, custom reporting, and flexible payment terms. For our Upwork Business and Enterprise offerings, we charge clients a monthly or annual subscription fee and a service fee calculated as a percentage of the client’s spend on freelancer services, in addition to the service fees paid by freelancers. Additionally, Upwork Enterprise clients can also subscribe to a compliance offering that includes worker classification services for an additional fee. Upwork Business and Enterprise clients may also choose to use our platform to engage freelancers that were not sourced through our platform for a lower fee percentage.
One of our premium offerings, Upwork Payroll, is available to clients when freelancers are classified as employees for engagements on our online marketplace. The client enters into an Upwork Payroll agreement with us, and we separately contract with unrelated third-party staffing providers that provide employment services to such clients. Revenue from Upwork Payroll is currently immaterial.
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
We expect cost of revenue to increase in absolute dollars in future periods due to higher payment processing fees, third-party hosting fees, and personnel-related costs in order to support growth on our platform. We expect third-party hosting fees to temporarily increase for a period of time in 2020 as we migrate from the AWS data centers in California to the AWS data center in Oregon, as we will need to use both AWS facilities during the migration period. We plan to complete this migration in the first half of 2020 and believe this migration will ultimately reduce third-party hosting costs once completed.
Amounts paid to freelancers in connection with our managed services offering are tied to the volume of managed services used by our clients. The level and timing of all of these items could fluctuate and affect our cost of revenue in the future.
Gross Profit and Gross Margin. Our gross profit and gross margin may fluctuate from period-to-period. Such fluctuations may be influenced by our revenue, the mix of payment methods that our clients choose, the timing and amount of investments to expand hosting capacity, our continued investments in our services and support teams, the timing and amounts paid to freelancers in connection with our managed services offering, and the amortization expense associated with acquired intangibles and capitalized internal-use software and platform development costs. In addition, gross margin will be impacted by fluctuations in our revenue mix between marketplace revenue and our managed services revenue. For example, managed services revenue grew at a slower rate than our marketplace revenue in 2019 compared to 2018, and we anticipate this trend to continue, as we primarily focus on increasing client usage of and spend on our marketplace offerings. As a result of this trend, we expect improvements in gross margin to continue through 2020, although at a lower rate than we experienced in 2019 primarily due to the costs we will incur in the first half of 2020 as a result of our migration from the AWS data centers in California to the AWS data center in Oregon,
Operating Expenses
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
General and Administrative. General and administrative expense consists primarily of personnel-related costs for our executive, finance, legal, human resources, corporate development, and operations functions; outside consulting, legal, and accounting services; and insurance. We expect to continue to invest in corporate infrastructure and to incur additional expenses associated with operating as a public company, including increased legal and accounting costs, investor relations costs, insurance premiums, and compliance costs, including costs to comply with the Sarbanes-Oxley Act, particularly since we no longer qualify as an “emerging growth company” as of December 31, 2019. As a result, we expect general and administrative expense to increase in absolute dollars in future periods, although this expense, expressed as a percentage of total revenue, may vary from period to period.
Provision for Transaction Losses. Provision for transaction losses consists primarily of losses resulting from fraud and bad debt expense associated with our trade and client receivables balance and transaction losses associated with chargebacks. Provisions for these items represent estimates of losses based on our actual historical incurred losses and other factors. We expect provisions for transaction losses to increase proportionally as GSV grows. As a result, we expect provision for transaction losses to increase in absolute dollars in future periods, although expressed as a percentage of total revenue, this expense may vary from period to period.
Interest Expense
Interest expense consists of interest on our outstanding borrowings.
Other (Income) Expense, Net
Other (income) expense, net consists primarily of gains and losses from foreign currency exchange transactions, interest income that we earn from our deposits in money market funds and investments in marketable securities, and, prior to October 2018, expenses resulting from the revaluation of our redeemable convertible preferred stock warrant liability. Our redeemable convertible preferred stock warrant was converted to a common stock warrant exercisable for the same number of shares, and our redeemable convertible preferred stock warrant liability was reclassified to additional paid-in capital upon the completion of our IPO in October 2018.
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

Results of Operations
The following table sets forth our consolidated results of operations for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Revenue:
Marketplace	$268,284	$223,831	$178,046
Managed services	32,278	29,523	24,506
Total revenue	300,562	253,354	202,552
Cost of revenue(1)	88,144	81,458	65,443
Gross profit	212,418	171,896	137,109
Operating expenses
Research and development(1)	64,027	55,488	45,604
Sales and marketing(1)	95,891	72,963	53,044
General and administrative(1)	67,327	49,336	37,334
Provision for transaction losses	3,905	5,821	4,250
Total operating expenses	231,150	183,608	140,232
Loss from operations	(18,732)	(11,712)	(3,123)
Interest expense	1,306	2,038	960
Other (income) expense, net	(3,407)	6,142	62
Loss before income taxes	(16,631)	(19,892)	(4,145)
Income tax benefit (provision)	(28)	(15)	22
Net loss	$(16,659)	$(19,907)	$(4,123)

(1) Includes stock-based compensation expense as follows (in thousands):

Cost of revenue	$456	$282	$290
Research and development	6,471	3,258	1,797
Sales and marketing	2,609	1,637	1,299
General and administrative	9,262	5,184	3,460
Total	$18,798	$10,361	$6,846
Comparison of the Years Ended December 31, 2019 and 2018
Revenue

(in thousands, except percentages)	Year Ended December 31,		Change
	2019	2018	$	%
Marketplace	$268,284	$223,831	44,453	20%
Percentage of total revenue	89%	88%
Managed services	$32,278	$29,523	2,755	9%
Percentage of total revenue	11%	12%
Total revenue	$300,562	$253,354	$47,208	19%
For the year ended December 31, 2019, total revenue was $300.6 million, an increase of $47.2 million, or 19%, as compared to 2018.
Marketplace revenue represented 89% of total revenue and increased by $44.5 million, or 20%, compared to 2018. Marketplace revenue increased primarily due to an increase in GSV, which grew by 19% in 2019 as compared to 2018. GSV grew primarily driven by an 18% increase in the number of core clients as of December 31, 2019 compared to December 31, 2018. We believe these increases in marketplace revenue, GSV, and core clients were primarily due to investments in sales and marketing to acquire new clients and drive brand awareness, the launch of new offerings such as Upwork Plus and Upwork Business, the recent changes made in the pricing and packaging of Connects purchases in 2019, and investments in research and development to build new product features, and we intend to continue to focus on these efforts. Freelancer service fees generated $168.8 million and $149.9 million of marketplace revenue during the years ended December 31, 2019 and 2018, respectively. Client payment processing and administration fees generated $43.9 million and $35.5 million of marketplace revenue during the years ended December 31, 2019 and 2018, respectively.
Managed services revenue represented 11% and 12% of total revenue for the year ended December 31, 2019 and 2018, respectively. Managed services revenue increased by $2.8 million, or 9%, for the year ended December 31, 2019 compared to 2018, primarily due to an increase in client demand for our managed services offering and a resulting increase in the amount of freelancer services used to deliver our managed services offering. Managed services revenue grew at a slower rate than our marketplace revenue in 2019 compared to 2018, and we anticipate this trend to continue, as we primarily focus on increasing client usage of and spend on our marketplace offerings.
Cost of Revenue and Gross Margin

(in thousands, except percentages)	Year Ended December 31,		Change
	2019	2018	$	%
Cost of revenue	$88,144	$81,458	$6,686	8%
Components of cost of revenue:
Costs of freelancer services to deliver managed services	26,763	24,490	2,273	9%
Other components of cost of revenue	61,381	56,968	4,413	8%
Total gross margin	71%	68%
For the year ended December 31, 2019, cost of revenue increased by $6.7 million, or 8%, compared to 2018. The increase was partially due to a $2.3 million, or 9%, increase in cost of freelancer services to deliver managed services, which was driven by a corresponding increase of $2.8 million in managed services revenue for the year ended December 31, 2019 compared to 2018. In general, the cost of freelancer services to deliver managed services is directly correlated to our managed services revenue. Other components of cost of revenue increased by $4.4 million, which included an increase of $5.8 million in payment processing fees due to an increase in client spend on our platform and $0.9 million in amortization of capitalized platform development costs, partially offset by a $1.7 million reduction in third-party hosting costs due to our migration to AWS and a $0.6 million reduction in personnel-related costs, amortization of licensed software, and other costs.
Research and Development

(in thousands, except percentages)	Year Ended December 31,		Change
	2019	2018	$	%
Research and development	$64,027	$55,488	$8,539	15%
Percentage of total revenue	21%	22%
For the year ended December 31, 2019, research and development expense increased by $8.5 million, or 15%, as compared to 2018. The increase was primarily due to an increase in personnel-related costs of $8.8 million and an increase of $1.7 million in amortization of licensed software, partially offset by the capitalization of $1.3 million of additional internal-use software and platform development costs and a $0.7 million reduction in third-party services and other costs during 2019.
Sales and Marketing

(in thousands, except percentages)	Year Ended December 31,		Change
	2019	2018	$	%
Sales and marketing	$95,891	$72,963	$22,928	31%
Percentage of total revenue	32%	29%
For the year ended December 31, 2019, sales and marketing expense increased by $22.9 million, or 31%, as compared to 2018. This increase was primarily due to year-over-year increases of $13.9 million in marketing and advertising costs due to our ongoing digital marketing and advertising programs and our TV and radio ad campaign that commenced in the second quarter of 2019, $6.1 million in personnel-related costs to build out our enterprise sales team, including sales commissions that we expense as incurred, and $2.9 million in amortization of licensed software, and facilities-related and other costs resulting from ongoing business growth. In an effort to accelerate our acquisition of Upwork Enterprise and Business clients, we continue to invest in our sales and marketing capabilities and are focused on increasing our investment in our enterprise sales team.

General and Administrative

(in thousands, except percentages)	Year Ended December 31,		Change
	2019	2018	$	%
General and administrative	$67,327	$49,336	$17,991	36%
Percentage of total revenue	22%	19%
For the year ended December 31, 2019, general and administrative expense increased by $18.0 million, or 36%, as compared to 2018. This increase was primarily due to increases of $11.3 million in personnel-related costs, which included adding additional personnel primarily within our finance and accounting organization to support our being a public company, $3.0 million in other professional services expenses (including audit, compliance, and legal services), $1.9 million related to increased rent, insurance, and other costs associated with our new office leases, $1.1 million in non-income taxes, and $0.7 million of expense related to our Tides Foundation common stock warrant.
Provision for Transaction Losses

(in thousands, except percentages)	Year Ended December 31,		Change
	2019	2018	$	%
Provision for transaction losses	$3,905	$5,821	$(1,916)	(33)%
Percentage of total revenue	1%	2%
For the year ended December 31, 2019, provision for transaction losses decreased by $1.9 million, or 33%, as compared to 2018. These decreases were mainly due to improved payment collection processes and reducing fraudulent activity on our platform. For the year ended December 31, 2019, provision for transaction losses represented approximately 1% of revenue for the same period. While we expect provision for transaction losses to fluctuate as a percentage of revenue from period to period, 1% of revenue is lower than historical levels due to the timing of cash receipts at the end of 2019, as compared to 2018. We expect provisions for transaction losses to be between 1% and 2% of revenue and to increase proportionally as GSV grows.
Interest Expense and Other (Income) Expense, Net

(in thousands, except percentages)	Year Ended December 31,		Change
	2019	2018	$	%
Interest expense	$1,306	$2,038	$(732)	(36)%
Other (income) expense, net	(3,407)	6,142	(9,549)	(155)%
For the year ended December 31, 2019, interest expense decreased by $0.7 million, as compared to 2018. This resulted from a reduction in the interest rate on our Second Term Loan (as defined below), which was the prime rate plus 5.25% per annum for most of 2018 and was reduced to the prime rate plus 0.25% per annum in October 2018 as a result of our IPO, resulting in a corresponding reduction in interest expense. See “Note 7—Debt” of the notes to our consolidated financial statements included elsewhere in this Annual Report.
For the year ended December 31, 2019, other income, net was $3.4 million, as compared to other expense, net of $6.1 million for the year ended December 31, 2018. During 2019, we received interest income from our cash equivalents and marketable securities of $2.5 million, as compared to $6.1 million of expense we incurred in 2018 related to the revaluation of our redeemable convertible preferred stock warrant liability. Our redeemable convertible preferred stock warrant converted to a common stock warrant exercisable for the same number of shares, and our redeemable convertible preferred stock warrant liability was reclassified to additional paid-in capital upon completion of our IPO. Accordingly, we did not incur this expense during the year ended December 31, 2019, nor will this expense recur in future periods.

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
Marketplace revenue represented 88% of total revenue for 2018, an increase of $45.8 million, or 26%, compared to 2017. Marketplace revenue increased primarily due to an increase in GSV. GSV grew by 28% in 2018 compared to 2017, primarily driven by a 22% increase in the number of core clients and higher client spend retention, which increased to 108% for 2018 from 99% for 2017. We believe these increases were primarily due to investments in sales and marketing to acquire new clients and drive brand awareness and research and development to build new product features. Freelancer service fees generated $149.9 million and $120.9 million of marketplace revenue in 2018 and 2017, respectively. Client payment processing and administration fees generated $35.5 million and $27.9 million of marketplace revenue in 2018 and 2017, respectively.
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
General and administrative expense increased by $12.0 million, or 32%, in 2018 compared to 2017. This increase was primarily due to increases of $7.1 million in personnel-related costs, which included adding additional personnel primarily within our finance and accounting organization and higher stock-based compensation, $1.8 million in professional expenses related to us preparing to become a public company, $1.4 million in facilities-related and other costs, $1.1 million in software licenses, $0.4 million in non-income taxes, and $0.2 million related to the shares that are expected to vest and become exercisable under our Tides Foundation common stock warrant.
Provision for Transaction Losses

(in thousands, except percentages)	Year Ended December 31,		Change
	2018	2017	$	%
Provision for transaction losses	$5,821	$4,250	$1,571	37%
Percentage of total revenue	2%	2%
Provision for transaction losses increased by $1.6 million, or 37%, in 2018 compared to 2017. The increase was due to growth in GSV and related trade and client receivables, partially offset by reductions resulting from increased efforts to reduce fraudulent activity on the platform.
Interest Expense and Other (Income) Expense, Net

(in thousands, except percentages)	Year Ended December 31,		Change
	2018	2017	$	%
Interest expense	$2,038	$960	$1,078	112%
Other expense, net	6,142	62	6,080	9,806%
Interest expense increased $1.1 million in 2018 as compared to 2017. This increase was due to a higher amount of outstanding borrowings in 2018. See “Note 7—Debt” of the notes to our consolidated financial statements included elsewhere in this Annual Report.
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

Quarterly Results of Operations
The following tables summarize our selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2019. The information for each of these quarters has been prepared on a basis consistent with our audited financial statements included elsewhere in this Annual Report and, in the opinion of management, includes all adjustments of a normal, recurring nature that are necessary for the fair statement of the results of operations for these periods in accordance with U.S. GAAP. The data should be read in conjunction with our audited financial statements and notes thereto included elsewhere in this Annual Report. Our historical quarterly results are not necessarily indicative of the results that may be expected for a full year or in any future period.
On December 31, 2019, we adopted Topic 606 effective as of January 1, 2019 using the modified retrospective method. Financial results for the year ended December 31, 2019 and the three months ended March 31, June 30, September 30, and December 31, 2019 are presented in accordance with this new revenue recognition standard and accordingly, financial results for the three months ended March 31, June 30, and September 30, 2019 differ from those amounts previously disclosed in our prior quarterly reports on Form 10-Q. Historical financial results for reporting periods prior to 2019 are presented in conformity with amounts previously disclosed under the prior revenue recognition standard, Topic 605.

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(in thousands)
Revenue
Marketplace	$51,959	$55,454	$56,766	$59,652	$60,455	$65,728	$69,912	$72,189
Managed services	7,259	7,227	7,347	7,690	8,021	8,055	8,103	8,099
Total revenue	59,218	62,681	64,113	67,342	68,476	73,783	78,015	80,288
Cost of revenue(1)	19,617	20,457	20,504	20,880	21,125	21,588	22,494	22,937
Gross profit	39,601	42,224	43,609	46,462	47,351	52,195	55,521	57,351
Operating expenses
Research and development(1)	13,491	12,812	14,377	14,808	15,800	15,696	16,209	16,322
Sales and marketing(1)	19,673	16,414	18,967	17,909	20,518	24,479	25,322	25,572
General and administrative(1)	11,176	11,219	11,707	15,234	15,661	14,064	16,468	21,134
Provision for transaction losses	1,270	1,450	1,892	1,209	637	855	1,214	1,199
Total operating expenses	45,610	41,895	46,943	49,160	52,616	55,094	59,213	64,227
Income (loss) from operations	(6,009)	329	(3,334)	(2,698)	(5,265)	(2,899)	(3,692)	(6,876)
Interest expense	529	556	589	364	373	357	317	259
Other (income) expense, net	249	173	3,423	2,297	(479)	(832)	(462)	(1,634)
Loss before income taxes	(6,787)	(400)	(7,346)	(5,359)	(5,159)	(2,424)	(3,547)	(5,501)
Income tax benefit (provision)	3	(12)	—	(6)	(1)	(27)	—	—
Net loss	$(6,784)	$(412)	$(7,346)	$(5,365)	$(5,160)	$(2,451)	$(3,547)	$(5,501)

(1) Includes stock-based compensation expense as follows (in thousands):

Cost of revenue	$52	$53	$59	$118	$144	$73	$109	$130
Research and development	550	538	623	1,547	1,380	1,686	1,503	1,902
Sales and marketing	340	331	355	611	642	583	635	749
General and administrative	946	871	949	2,418	2,129	289	1,685	5,159
Total	$1,888	$1,793	$1,986	$4,694	$4,295	$2,631	$3,932	$7,940

The following table summarizes the impact of adopting Topic 606 on our consolidated statements of operations for the periods indicated. The impact of adopting FASB ASU No. 2016-02, Leases (Topic 842) on our consolidated statements of operations for the periods indicated was immaterial.

	Three Months Ended				Year Ended December 31, 2019
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(in thousands)
As reported:
Revenue
Marketplace	$60,455	$65,728	$69,912	$72,189	$268,284
Managed services	8,021	8,055	8,103	8,099	32,278
Total revenue	68,476	73,783	78,015	80,288	300,562
Cost of revenue	21,125	21,588	22,494	22,937	88,144
Gross profit	47,351	52,195	55,521	57,351	212,418

Adjustment due to Topic 606	448	473	771	393	2,085

Without Adoption of Topic 606:
Revenue
Marketplace	$60,903	$66,201	$70,683	$72,582	$270,369
Managed services	8,021	8,055	8,103	8,099	32,278
Total revenue	68,924	74,256	78,786	80,681	302,647
Cost of revenue	21,125	21,588	22,494	22,937	88,144
Gross profit	47,799	52,668	56,292	57,744	214,503

The following table sets forth our unaudited quarterly consolidated results of operations data for each of the periods indicated as a percentage of total revenue:

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenue
Marketplace	88%	88%	89%	89%	88%	89%	90%	90%
Managed services	12	12	11	11	12	11	10	10
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue	33	33	32	31	31	29	29	29
Gross profit	67	67	68	69	69	71	71	71
Operating expenses
Research and development	23	20	22	22	23	21	21	20
Sales and marketing	33	27	30	27	30	33	32	32
General and administrative	19	18	18	23	23	19	21	26
Provision for transaction losses	2	2	3	2	1	1	2	1
Total operating expenses	77	67	73	73	77	75	76	80
Loss from operations	(10)	—	(5)	(4)	(8)	(4)	(5)	(9)
Interest expense	1	1	1	1	1	—	—	—
Other (income) expense, net	—	—	5	3	(1)	(1)	(1)	(2)
Loss before income tax	(11)	(1)	(11)	(8)	(8)	(3)	(5)	(7)
Income tax	—	—	—	—	—	—	—	—
Net loss	(11)%	(1)%	(11)%	(8)%	(8)%	(3)%	(5)%	(7)%

Liquidity and Capital Resources
Prior to our IPO, we financed our operations and capital expenditures primarily through sales of convertible preferred stock, bank borrowings, and utilization of cash generated from operations in the periods in which we generated cash flows from operations. In October 2018, we completed our IPO, from which we received aggregate net proceeds of $109.4 million after deducting underwriting discounts and commissions but before deducting offering expenses payable by us. At the end of 2018, we invested a portion of the net proceeds from our IPO in money market funds with maturities of 90 days or less from the date of purchase. As of December 31, 2019 and 2018, we had $48.4 million and $129.1 million in cash and cash equivalents, respectively.
Beginning in 2019, we purchased various marketable securities consisting of commercial paper, treasury bills, and U.S. government securities, all of which have contractual maturities within 24 months from the date of purchase and are classified as available-for-sale marketable securities within our consolidated balance sheet. As of December 31, 2019, we had total marketable securities of $85.5 million.
We believe our existing cash and cash equivalents, marketable securities, cash flow from operations (in periods in which we generate cash flow from operations), and amounts available for borrowing under the Loan Agreement referred to below under “—Term and Revolving Loans” will be sufficient to meet our working capital requirements for at least the next 12 months. To the extent existing cash and cash equivalents, cash from marketable securities, cash from operations (in periods in which we generate cash flow from operations), and amounts available for borrowing under the Loan Agreement are insufficient to fund our working capital requirements, or should we require additional cash for other purposes, we will need to raise additional funds. In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership and economic interests of our existing stockholders will be diluted. If we raise additional financing by incurring additional indebtedness, we will be subject to additional debt service requirements and could also be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could also be unfavorable to our equity investors. There can be no assurances that we will be able to raise additional capital on terms we deem acceptable, or at all. The inability to raise additional capital as and when required would have an adverse effect, which could be material, on our results of operations, financial condition and ability to achieve our business objectives.

Escrow Funding Requirements
We offer escrow services to users of our platform. As such, we are licensed as an internet escrow agent and are therefore required to hold our users’ escrowed cash and in-transit cash in trust as an asset and record a corresponding liability for escrow funds held on behalf of freelancers and clients on our balance sheet. Escrow regulations require us to fund the trust with our operating cash to cover shortages due to the timing of cash receipts from clients for completed hourly billings. Freelancers submit their billings for hourly contracts to their clients on a weekly basis every Sunday and the aggregate amount of such billings is added to escrow funds payable to freelancers on the same day. As of Sunday each week, we have not yet collected funds for hourly billings from clients as these funds are in transit. Therefore, in order to satisfy escrow funding requirements, every Sunday we fund the shortage of cash in trust with our own operating cash and typically collect this cash shortage from clients within the next several days. As a result, we expect our total cash and cash flows from operating activities to be impacted when a quarter ends on a Sunday, as occurred on December 31, 2017, September 30, 2018, March 31, 2019 and June 30, 2019. As of December 31, 2019 and 2018, funds held in escrow, including funds in transit, were $108.7 million and $98.2 million, respectively. To the extent we have not yet collected funds for hourly billings from clients which are in-transit due to timing differences in receipt of cash from clients and payments of cash to freelancers, we may, from time to time, utilize the revolving line of credit under our Loan Agreement to satisfy escrow funding requirements. We drew down $25.0 million under the revolving line of credit for such purpose in each of March and June 2019, which we subsequently repaid in April and July 2019, respectively. We drew down $15.0 million under the revolving line of credit for the same purpose in September 2018, which we subsequently repaid in October 2018.
Term and Revolving Loans
In 2017, we entered into the Loan Agreement. The aggregate amount of the facility is up to $49.0 million, consisting of a term loan in the original principal amount of $15.0 million (the “First Term Loan”), a term loan in the original principal amount of $9.0 million (the “Second Term Loan” and, together with the First Term Loan, the “Term Loans”), and a revolving line of credit, which permits borrowings of up to $25.0 million subject to customary conditions. Among other things, we may only borrow funds under the revolving line of credit if, after giving effect thereto, our total borrowings under the line of credit do not exceed a specified percentage of eligible trade and client accounts receivable. The First Term Loan, Second Term Loan, and revolving line of credit mature in March 2022, September 2022, and September 2020, respectively. All borrowings under the Loan Agreement bear interest at floating rates, and, therefore, our borrowing costs are affected by changes in market interest rates.
Specifically, the First Term Loan bears interest at the prime rate plus 0.25% per annum and has a repayment term of 18 months of interest-only payments that ended in March 2019, followed by equal monthly installments of principal plus interest until the maturity in March 2022. Accordingly, we commenced repayment of the First Term Loan in April 2019 and repaid $3.8 million during the year ended December 31, 2019.
In September 2018, we entered into a second amendment (the “Second Amendment”) to the Loan Agreement, which, among other changes, provided for a reduction in the interest rate for the Second Term Loan, from the prime rate plus 5.25% per annum to the prime rate plus 0.25% per annum, from and after the occurrence of an initial public offering by us with net proceeds of more than $50.0 million. This reduction became effective following the completion of our IPO in October 2018. See “Note 7—Debt” in the notes to our consolidated financial statements included elsewhere in this Annual Report for further information regarding the Second Amendment. The Second Term Loan has a repayment term of 17 months of interest-only payments that ended in March 2019, followed by equal monthly installments of principal plus interest until the maturity in September 2022. Accordingly, we commenced repayment of the Second Term Loan in April 2019 and repaid $1.9 million of principal during the year ended December 31, 2019.
The revolving line of credit bears interest at the prime rate with accrued interest due monthly. As described above under “—Escrow Funding Requirements,” to the extent we have not yet collected funds for hourly billings from clients that are in-transit due to timing differences in receipt of cash from clients, we may utilize the revolving line of credit to satisfy escrow funding requirements. In each of March and June 2019, we drew down $25.0 million under the revolving line of credit for such purpose, which we subsequently repaid in April and July 2019, respectively. We drew down $15.0 million under the revolving line of credit for such purpose in September 2018, which we subsequently repaid in October 2018. For further information, see “Note 7—Debt” in the notes to our consolidated financial statements included elsewhere in this Annual Report.
Our obligations under the Loan Agreement are secured by first priority liens on substantially all of our assets excluding our intellectual property (but including proceeds therefrom) and the funds and assets held by our subsidiary Upwork Escrow Inc. The Loan Agreement prohibits us from pledging our intellectual property. The Loan Agreement also includes a restriction on dividend payments, other than dividends payable solely in common stock. The Loan Agreement contains affirmative covenants, including a covenant requiring that we maintain a certain adjusted quick ratio, and also contains certain non-financial covenants.

In March 2019, we entered into the third amendment to the Loan Agreement, which, among other changes, (i) amended the adjusted quick ratio financial covenant to provide that we will maintain an adjusted quick ratio of 1.75 to 1.00 (previously 1.30 to 1.00), (ii) reduced the frequency with which we are required to provide certain financial information to the lender during periods in which we maintain an adjusted quick ratio of 2.50 to 1.00, and (iii) eliminated the minimum EBITDA covenant with which we were required to comply. We were in compliance with our covenants under the Loan Agreement as of December 31, 2019 and 2018.
As of December 31, 2019, we had $18.3 million outstanding pursuant to the Term Loans and no borrowings outstanding under the revolving line of credit. As of December 31, 2018, we had $24.0 million outstanding pursuant to the Term Loans and no borrowings outstanding under the revolving line of credit.
Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Net cash provided by (used in) (1) operating activities	$1,058	$13,744	$(4,001)
Net cash used in investing activities	(100,924)	(6,841)	(2,319)
Net cash provided by financing activities	29,402	112,065	27,743
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(70,464)	$118,968	$21,423
(1)We used $13.4 million of our operating cash on December 31, 2017, which fell on a Sunday, to temporarily fund the trust account associated with our escrow services. See the section titled “—Liquidity and Capital Resources—Escrow Funding Requirements.”
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
Net cash provided by operating activities during 2019 was $1.1 million, which resulted from non-cash charges of $32.2 million, offset by a net loss of $16.7 million and net cash outflows of $14.4 million from changes in operating assets and liabilities. The change in operating assets and liabilities primarily resulted from the increase in trade and client receivables of $10.9 million. Due to fluctuations in revenue and the number of transactions on our platform, coupled with fluctuations in the timing of cash receipts from clients, our trade and client receivables will likely continue to fluctuate in the future.
Net cash provided by operating activities during 2018 was $13.7 million, which resulted from a net loss of $19.9 million, offset by non-cash charges of $10.4 million for stock-based compensation, $4.9 million for depreciation and amortization, $6.1 million and $0.2 million related to the change in fair value of our redeemable convertible preferred stock warrant liability and expense related to our Tides Foundation common stock warrant, respectively, $5.1 million for provision for transaction losses, $0.2 million for amortization of debt issuance costs and loss on disposal of fixed assets, and net cash inflows of $6.7 million from changes in operating assets and liabilities. The changes in operating assets and liabilities included cash inflows of $3.5 million resulting from a decrease in trade and client receivables due to the timing of collections year-over-year. Additionally, changes in accounts payable and accrued expenses and other liabilities generated cash inflows of $1.6 million and $2.9 million, respectively. These cash inflows were partially offset by $1.3 million related to cash spent on prepaid expenses and other assets.
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

Investing Activities
Net cash used in investing activities during 2019 was $100.9 million, which was primarily a result of investing $168.8 million in various marketable securities during 2019, as well as $5.9 million of internal-use software and platform development costs that we paid during the period and purchases of property and equipment of $10.8 million primarily for leasehold improvements and furniture related to our new office leases in Santa Clara, California and Chicago, Illinois. These uses of cash were partially offset by sales of marketable securities of $84.5 million.
Net cash used in investing activities during 2018 was $6.8 million, which resulted from capitalized internal-use software and platform development costs of $3.8 million and purchases of property and equipment of $3.0 million primarily for leasehold improvements and furniture.
Net cash used in investing activities during 2017 was $2.3 million, which resulted from purchases of property and equipment of $1.8 million and capitalized internal-use software and platform development costs of $0.5 million.
Financing Activities
Net cash provided by financing activities during 2019 was $29.4 million, which resulted primarily from cash received from stock option exercises of $18.2 million, proceeds from our employee stock purchase program of $6.4 million, and a reduction in escrow funds payable of $10.5 million, partially offset by net repayments of debt of $5.7 million.
Net cash provided by financing activities during 2018 was $112.1 million, which was primarily due to proceeds received from our IPO, net of underwriting discounts and commissions, of $109.4 million, cash received from the exercise of stock options and common stock warrants of $8.2 million, and a reduction in escrow funds payable of $10.9 million, partially offset by net repayments of debt of $10.0 million, payments of taxes related to net share settlements of $0.2 million, and the payment of costs related to our IPO of $6.2 million.
Net cash provided by financing activities during 2017 was $27.7 million primarily due to proceeds from borrowings of $33.8 million, net of borrowing costs, under the Loan Agreement, $2.8 million from the exercise of stock options and a convertible preferred stock warrant, and a reduction in escrow funds payable of $27.3 million, offset by the repayment of $17.0 million in borrowings under a prior loan and security agreement, and a repurchase by us of convertible preferred stock for $19.2 million.
Obligations and Other Commitments
Our principal commitments consist of obligations under our non-cancellable operating leases for office space and the Loan Agreement. The following table summarizes our contractual obligations as of December 31, 2019 (in thousands):

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Leases(1)	$39,272	$6,282	$12,993	$12,620	$7,377
Debt principal	18,321	7,571	10,750	—	—
Total contractual obligations	$57,593	$13,853	$23,743	$12,620	$7,377
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
As of December 31, 2019, we had accrued liabilities related to uncertain non-income tax positions based on management’s best estimate of its liability, which are reflected on our consolidated balance sheet. We could be subject to examination in various jurisdictions related to income and non-income tax matters. The resolution of these types of matters, giving recognition to the recorded reserve, could have an adverse impact on our business.
Off-Balance Sheet Arrangements
As of December 31, 2019, we did not have any relationships with other entities or financial partnerships such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We believe estimates and assumptions associated with the evaluation of revenue recognition criteria, including the determination of revenue reporting as gross versus net in our revenue arrangements, internal-use software and platform development costs, the fair values of stock-based awards, and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
Revenue Recognition
We operate an online talent solution that enables freelancers to market their services to prospective clients and clients to find and work with freelancers. Both freelancers and clients are our customers. We primarily generate revenue from freelancers and clients from marketplace and managed service offerings. We account for revenue in accordance with Topic 606, which we adopted on December 31, 2019 effective as of January 1, 2019 using the modified retrospective method. Revenue is recognized upon transfer of control of promised services to customers in an amount that reflects the consideration we expect to receive in exchange for those services.
See “Note 2—Basis of Presentation and Summary of Significant Accounting Policies” and “Note 3—Revenue” of the notes to our consolidated financial statements included elsewhere in this Annual Report for a further description of our revenue recognition policies.
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
For 2019 and 2018, we conducted our goodwill impairment testing by performing the first step of the two-step impairment model. The fair value was determined by us using quoted market prices of our common stock. We determined that the fair value of our reporting unit exceeded the net book value of our reporting unit, and as such, we concluded that there was no impairment of goodwill at the impairment testing date.

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
Software development activities generally consist of three stages: (i) the planning stage; (ii) the application and infrastructure development stage; and (iii) the post-implementation stage. Costs incurred in the planning and post-implementation stages of software development, including costs associated with the post configuration training and repairs and maintenance of the developed technologies, are expensed as incurred. We capitalize costs associated with software developed for internal use when both the preliminary project stage is completed and management has authorized further funding for the completion of the project. Costs incurred in the application and infrastructure development stages, including significant enhancements and upgrades, are capitalized. Capitalization ends once a project is substantially complete and the software and technologies are ready for their intended purpose. Internal-use software and platform development costs are amortized using a straight-line method over the estimated useful life of two years, commencing when the software is ready for its intended use. Amortization expense related to capitalized-internal use software is allocated to each functional expense based on headcount. Amortization expenses related to capitalized platform development costs are included in cost of revenue.
Stock-Based Compensation
We measure and recognize compensation expense for all stock-based awards granted to service providers, including stock options, RSUs, purchase rights granted under our 2018 Employee Stock Purchase Plan (“2018 ESPP”) based on the estimated fair value of the award on the grant date. We calculate the estimated fair value of stock options and purchase rights granted under the 2018 ESPP on the date of grant using the Black-Scholes option pricing model, which is impacted by the fair value of our common stock, as well as changes in assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected dividend yield, the expected term of the awards, the risk-free interest rates and the expected common stock price volatility over the term of the option awards. Prior to our IPO, the estimated fair value of our common stock was determined by our board of directors, and had been based in part upon contemporaneous valuations performed at periodic intervals by unrelated third-party specialists. Because there had been no public market for our common stock, our board of directors considered this independent valuation and other factors, including, but not limited to, our actual operating and financial performance, the current status of the technical and commercial success of our operations, our financial condition, the stage of development and competition to establish the fair value of our common stock at the time of grant of stock options. Following our IPO, we use the quoted market price of our common stock as reported on The Nasdaq Global Select Market for the fair value of RSUs and stock options and purchase rights under our 2018 ESPP. We generally recognize the fair value of stock options and RSUs on a straight-line basis over the period during which a service provider is required to provide services in exchange for the award (generally the vesting period). We recognize the fair value of purchase rights granted under the 2018 ESPP as an expense on a straight-line basis over the offering period and account for forfeitures as they occur.
Income Taxes
We utilize the asset and liability method under which deferred tax assets and liabilities arise from the temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements, as well as from net operating loss and tax credit carryforwards. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided for under current tax law. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. We regularly review our tax positions and benefits to be realized. We recognize tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due when such estimates are more likely than not to be sustained. An uncertain income tax position will be recognized only if it is more likely than not to be sustained. We recognize interest and penalties related to income tax matters as income tax expense.

See “Note 2—Basis of Presentation and Summary of Significant Accounting Policies” and “Note 11—Stock-Based Compensation” of the notes to our consolidated financial statements included elsewhere in this Annual Report for a further description of our policies related to stock-based compensation.
Recent Accounting Pronouncements
See “Note 2—Basis of Presentation and Summary of Significant Accounting Policies” of the notes to our consolidated financial statements included elsewhere in this Annual Report for recently issued accounting pronouncements not yet adopted as of the date of this Annual Report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign currency exchange rates.
Interest Rate Risk
The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not make investments for trading or speculative purposes. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Borrowings under our Loan Agreement have variable interest rates. We had $18.3 million and $24.0 million aggregate principal amount of borrowings outstanding under our Loan Agreement as of December 31, 2019 and 2018, respectively. We do not believe that a hypothetical increase or decrease in interest rates of 100 basis points would have a material impact on our operating results or financial condition.
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

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	71
Consolidated Balance Sheets as of December 31, 2019 and 2018	74
Consolidated Statements of Operations for the Years ended December 31, 2019, 2018 and 2017	75
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2019, 2018 and 2017	76
Consolidated Statements of Cash Flows for the Years ended December 31, 2019, 2018 and 2017	77
Notes to Consolidated Financial Statements	78

The supplementary financial information required by this item is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Upwork Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Upwork Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to a lack of a sufficient number of qualified accounting personnel with an appropriate level of experience and insufficient controls over the period end financial reporting process commensurate with the complexity of the business.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Change in Accounting Principles
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers, the manner in which it accounts for restricted cash and the manner in which it accounts for leases in 2019.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition – Estimation of standalone selling price of the freelancer material rights and the period of time over which to defer and recognize the consideration allocated to the material rights
As described above and in Notes 2 and 14 to the consolidated financial statements, certain of the Company’s contracts with customers contain multiple performance obligations in the event management determines a material right exists. The Company charges freelancers a service fee as a percentage of freelancer billings using a tiered service fee model based on cumulative lifetime billings by the freelancer to each client. The arrangements subject to tiered service fees also include contract renewal options that represent a material right. The Company recorded total revenue of $300.6 million for the year ended December 31, 2019, of which $187.4 million related to revenue from freelancers. Under the new revenue recognition standard, a material right is accounted for as a separate performance obligation and consequently management was required to estimate standalone selling price for the material rights. Standalone selling price for a material right is estimated by determining the discount that the freelancer would obtain when exercising the option, adjusted for the likelihood that the option will be exercised. Management allocates consideration to each performance obligation in contracts with material rights based on the relative standalone selling price of the performance obligation by applying the portfolio approach practical expedient. Significant judgment is applied in the use of the portfolio approach which includes estimating the standalone selling price of the material rights and estimating the period of time over which to defer and recognize the consideration allocated to the material rights. Specifically, management applied significant judgment in using the portfolio approach practical expedient in determining an appropriate model for the estimates, which includes selecting the appropriate methodology and relevant data inputs to estimate the likelihood and the period of time over which to defer and recognize the consideration allocated to the material rights. Management utilized historical client-freelancer transaction data in developing the estimates. Management recognizes revenue related to the material right based on the Company’s estimate of when the material rights are exercised.
The principal considerations for our determination that performing procedures relating to revenue recognition, specifically the estimation of standalone selling price of the freelancer material rights and the period of time over which to defer and recognize the consideration allocated to the material rights, is a critical audit matter are there was significant judgment by management in determining the appropriate model, methodology and relevant data inputs to estimate the stand-alone selling price, including the likelihood and period of time over which to defer and recognize the consideration allocated to the material rights. This in turn led to significant auditor judgment, subjectivity and effort in performing procedures and evaluating the audit evidence obtained.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including the determination of the appropriate model, methodology and relevant data to estimate the material rights stand-alone selling price and the period of time over which to defer and recognize the consideration allocated to the material rights. These procedures also included, among others, (i) evaluating the appropriateness of management’s model, including the reasonableness of the selected methodology and relevant data inputs used in determining the likelihood, and period of time over which, to defer and recognize the consideration allocated to the material rights, (ii) testing the completeness and accuracy of data inputs, and (iii) testing the mathematical accuracy of the model’s calculations and that the amount to be recorded for the material rights is completely and accurately reflected in the consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 2, 2020
We have served as the Company’s auditor since 2016.

UPWORK INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2019 and 2018
(In thousands, except share and per share data)

	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$48,392	$129,128
Marketable securities	85,481	—
Funds held in escrow, including funds in transit	108,721	98,186
Trade and client receivables – net of allowance of $2,215 and $2,832 as of December 31, 2019 and 2018, respectively	30,156	22,315
Prepaid expenses and other current assets	7,885	6,253
Total current assets	280,635	255,882
Property and equipment, net	21,454	10,815
Goodwill	118,219	118,219
Intangible assets, net	3,335	6,004
Operating lease asset	21,908	—
Other assets, noncurrent	829	653
Total assets	$446,380	$391,573

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$652	$2,073
Escrow funds payable	108,721	98,186
Debt, current	7,584	5,671
Accrued expenses and other current liabilities	18,342	20,948
Deferred revenue	13,799	722
Total current liabilities	149,098	127,600
Debt, noncurrent	10,699	18,239
Operating lease liability, noncurrent	21,186	—
Other liabilities, noncurrent	5,973	1,989
Total liabilities	186,956	147,828
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.0001 par value; 490,000,000 shares authorized as of December 31, 2019 and 2018; 113,604,398 and 106,454,321 shares issued and outstanding as of December 31, 2019 and 2018, respectively	11	11
Additional paid-in capital	431,370	387,233
Accumulated deficit	(171,957)	(143,499)
Total stockholders’ equity	259,424	243,745
Total liabilities and stockholders’ equity	$446,380	$391,573
The accompanying notes are an integral part of these consolidated financial statements.

UPWORK INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2019, 2018 and 2017
(In thousands, except per share data)

	2019	2018	2017
Revenue	$300,562	$253,354	$202,552
Cost of revenue	88,144	81,458	65,443
Gross profit	212,418	171,896	137,109
Operating expenses
Research and development	64,027	55,488	45,604
Sales and marketing	95,891	72,963	53,044
General and administrative	67,327	49,336	37,334
Provision for transaction losses	3,905	5,821	4,250
Total operating expenses	231,150	183,608	140,232
Loss from operations	(18,732)	(11,712)	(3,123)
Interest expense	1,306	2,038	960
Other (income) expense, net	(3,407)	6,142	62
Loss before income taxes	(16,631)	(19,892)	(4,145)
Income tax benefit (provision)	(28)	(15)	22
Net loss	(16,659)	(19,907)	(4,123)
Premium paid on repurchase of redeemable convertible preferred stock	—	—	(6,506)
Net loss attributable to common stockholders	$(16,659)	$(19,907)	$(10,629)
Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(0.38)	$(0.32)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	109,815	52,328	32,945
The accompanying notes are an integral part of these consolidated financial statements.

UPWORK INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2019, 2018 and 2017
(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2016	65,464,387	$178,785	32,178,236	$3	$89,335	$(119,469)	$(30,131)
Exercise of warrant on redeemable convertible preferred stock and related reclassification of redeemable convertible preferred stock warrant liability	83,181	404	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	1,554,944	—	2,547	—	2,547
Issuance of common stock to consultants	—	—	7,143	—	—	—	—
Repurchase and retirement of redeemable convertible preferred stock	(4,268,489)	(12,703)	—	—	(6,506)	—	(6,506)
Stock-based compensation expense	—	—	—	—	6,846	—	6,846
Net loss	—	—	—	—	—	(4,123)	(4,123)
Balances as of December 31, 2017	61,279,079	166,486	33,740,323	3	92,222	(123,592)	(31,367)
Issuance of common stock upon exercise of stock options and common stock warrants	—	—	3,567,917	1	8,159	—	8,160
Stock-based compensation expense	—	—	—	—	10,361	—	10,361
Issuance of common stock in connection with the initial public offering, net of discounts and commissions	—	—	7,840,908	1	109,380	—	109,381
Costs related to the initial public offering	—	—	—	—	(6,282)	—	(6,282)
Conversion of redeemable convertible preferred stock warrant in connection with the initial public offering	—	—	—	—	7,160	—	7,160
Conversion of redeemable convertible preferred stock in connection with the initial public offering	(61,279,079)	(166,486)	61,279,079	6	166,480	—	166,486
Issuance of common stock for settlement of RSUs	—	—	38,742	—	—	—	—
Shares withheld related to net share settlement of RSUs	—	—	(12,648)	—	(247)	—	(247)
Net loss	—	—	—	—	—	(19,907)	(19,907)
Balances as of December 31, 2018	—	—	106,454,321	11	387,233	(143,499)	243,745
Cumulative effect adjustment from adoption of new accounting pronouncement (Note 2)	—	—	—	—	—	(11,799)	(11,799)
Issuance of common stock upon exercise of stock options and common stock warrants	—	—	6,429,471	—	18,155	—	18,155
Stock-based compensation expense	—	—	—	—	18,616	—	18,616
Tides Foundation common stock warrant expense and other	—	—	—	—	975	—	975
Issuance of common stock for settlement of RSUs	—	—	163,943	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	—	—	556,663	—	6,391	—	6,391
Net loss	—	—	—	—	—	(16,659)	(16,659)
Balances as of December 31, 2019	—	$—	113,604,398	$11	$431,370	$(171,957)	$259,424
The accompanying notes are an integral part of these consolidated financial statements.

UPWORK INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2019, 2018 and 2017
(In thousands)

	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,659)	$(19,907)	$(4,123)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for transaction losses	3,118	5,110	4,250
Depreciation and amortization	6,661	4,949	4,186
Amortization of debt issuance costs	52	77	49
Amortization of discount on purchases of marketable securities	(1,158)	—	—
Change in fair value of redeemable convertible preferred stock warrant liability	—	6,056	118
Amortization of operating lease asset	3,945	—	—
Tides Foundation common stock warrant expense	711	226	—
Stock-based compensation expense	18,798	10,361	6,846
Loss on disposal of fixed assets	14	91	66
Changes in operating assets and liabilities:
Trade and client receivables	(10,918)	3,506	(8,860)
Prepaid expenses and other assets	(2,069)	(1,292)	(479)
Operating lease liability	(1,453)	—	—
Accounts payable	(1,457)	1,609	74
Accrued expenses and other liabilities	(2,957)	2,849	(6,148)
Deferred revenue	4,430	109	20
Net cash provided by (used in) operating activities	1,058	13,744	(4,001)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(168,786)	—	—
Proceeds from maturities of marketable securities	84,500	—	—
Purchases of property and equipment	(10,752)	(3,002)	(1,830)
Internal-use software and platform development costs	(5,886)	(3,839)	(489)
Net cash used in investing activities	(100,924)	(6,841)	(2,319)
CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in escrow funds payable	10,535	10,991	27,362
Proceeds from exercises of stock options and common stock warrant	18,155	8,160	2,547
Proceeds from exercise of redeemable convertible preferred stock warrant	—	—	260
Repurchase of redeemable convertible preferred stock	—	—	(19,208)
Taxes paid related to net share settlement of restricted stock units	—	(247)	—
Proceeds from borrowings on debt	50,000	15,000	34,000
Payment of debt issuance costs	—	—	(177)
Repayment of debt	(55,679)	(25,000)	(17,000)
Proceeds from employee stock purchase plan	6,391	—	—
Proceeds from the initial public offering, net of discounts and commissions	—	109,381	—
Payments of costs related to the initial public offering	—	(6,220)	(41)
Net cash provided by financing activities	29,402	112,065	27,743
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(70,464)	118,968	21,423
Cash, cash equivalents, and restricted cash—beginning of year	230,067	111,099	89,676
Cash, cash equivalents, and restricted cash—end of year	$159,603	$230,067	$111,099
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$42	$13	$55
Cash paid for interest	1,291	1,976	847
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchased but not yet paid	161	2,815	114
Internal-use software and platform development costs incurred but not yet paid	684	130	—
Reclassification of redeemable convertible preferred stock warrant liability to redeemable convertible preferred stock	—	—	144
Conversion of redeemable convertible preferred stock warrant in connection with the initial public offering	—	7,160	—
Conversion of redeemable convertible preferred stock in connection with the initial public offering	—	166,486	—
Unpaid deferred offering costs	—	—	25
The accompanying notes are an integral part of these consolidated financial statements.

UPWORK INC.
Notes to Consolidated Financial Statements
Note 1—Organization and Description of Business
Upwork Inc. (the “Company” or “Upwork”) operates an online talent solution that enables businesses (“clients”) to find and work with highly-skilled independent professionals (“freelancers,” and, together with clients, “users”). The Company was originally incorporated in the state of Delaware in December 2013 prior to and in connection with the combination (the “Elance-oDesk Combination”) of Elance, Inc. (“Elance”) and oDesk Corporation (“oDesk”). The Company changed its name to Elance-oDesk, Inc. shortly before the Elance-oDesk Combination in March 2014, and later to Upwork Inc. In May 2015, the Company relaunched under the brand name Upwork and commenced consolidation of its two operating platforms. In 2016, following completion of the platform consolidation, the Company began operating under a single platform. The Company is currently headquartered in Santa Clara, California.
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
Note 2—Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and include the accounts of Upwork Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Certain amounts for prior years have been reclassified to conform to the financial statement presentation as of and for the year ended December 31, 2019.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods presented. Such estimates include, but are not limited to, the useful lives of assets; assessment of the recoverability of long-lived assets; goodwill impairment; standalone selling price of material right; allowance for doubtful accounts; liabilities relating to transaction losses; the valuation of warrants; stock-based compensation; and accounting for income taxes. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. The Company evaluates its estimates, assumptions, and judgments on an ongoing basis using historical experience and other factors and revises them when facts and circumstances dictate. Actual results could materially differ from these estimates.
Cash and Cash Equivalents
The Company holds its cash in checking and interest-bearing accounts and investments in money market funds with maturities of 90 days or less from the date of purchase.
Restricted Cash
As of December 31, 2019 and 2018, the Company maintained restricted cash of $2.5 million and $2.7 million, respectively, related to cash reserve requirements under the California Department of Business Oversight’s escrow laws and regulations and collateral for letters of credit issued in conjunction with operating leases. Short-term restricted cash included in prepaid expenses and other current assets was $1.7 million and $2.2 million as of December 31, 2019 and 2018, respectively, and long-term restricted cash included in other assets, noncurrent was $0.8 million and $0.5 million as of December 31, 2019 and 2018, respectively.

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
Funds Held in Escrow, Including Funds in Transit
The Company maintains its users’ funds held in escrow in demand or checking accounts at U.S. financial institutions, as well as five California licensed money transmitters. The balance in these accounts was in excess of federally insured limits as of December 31, 2019 and 2018. Users’ funds held in escrow are denominated exclusively in U.S. dollars.
The Company is an internet escrow agent and is therefore required to hold its users’ escrowed funds and escrow funds in transit in trust as an asset and record a corresponding liability for escrow funds payable on its consolidated balance sheets. For this reason, funds held in escrow, including funds in transit, are restricted cash. Escrow funds in transit arise due to the time it takes to clear transactions through external payment networks. When clients fund their escrow account using credit cards, there is a clearing period before the cash is received and settled. Accordingly, the funds are treated as escrow funds in transit until the transaction is settled to the escrow trust bank account or, in the case of international credit card settlements, to the Company’s bank accounts. Escrow regulations require the Company to fund the trust with its own operating cash if there is ever a shortage due to the timing of cash receipts from clients for completed hourly billings. As of December 31, 2019 and 2018, the Company recorded $108.7 million and $98.2 million, respectively, as funds held in escrow, including funds in transit.
The below table reconciles cash, cash equivalents, and restricted cash as reported in the consolidated balance sheets to the total of the same amounts shown in the consolidated statements of cash flows for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	2019	2018	2017
Cash and cash equivalents	$48,392	$129,128	$21,595
Restricted cash	2,490	2,753	2,309
Funds held in escrow, including funds in transit	108,721	98,186	87,195
Total cash, cash equivalents, and restricted cash as shown in the consolidated statement of cash flows	$159,603	$230,067	$111,099
Marketable Securities
Beginning in 2019, the Company purchased various marketable securities consisting of commercial paper, treasury bills, and U.S. government securities, all of which have contractual maturities within 24 months from the date of purchase. The marketable securities are available for current operations and are classified as available-for-sale. These marketable securities are carried at estimated fair value with unrealized gains and losses, net of taxes, included within the stockholders’ equity section of the Company’s consolidated balance sheet. The Company periodically reviews its available-for-sale marketable securities for other-than-temporary impairments. The Company considers factors such as the duration, severity, and the reason for any decline in value, the potential recovery period, and its intent to sell. For debt securities, the Company also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis and (ii) the amortized cost basis cannot be recovered as a result of credit losses. Unrealized losses are charged against other (income) expense, net when a decline in fair value is determined to be other-than-temporary. The Company determines realized gains or losses from the sale of marketable securities on a specific identification method and records such gains or losses as other (income) expense, net within the Company’s consolidated statements of operations.
For the year ended December 31, 2019, the gross unrealized gains and losses on the Company’s marketable securities were immaterial. As of December 31, 2019, the Company considered any decreases in market value to be temporary in nature and did not consider any of the Company’s marketable securities to be other-than-temporarily impaired. As such, the Company did not record any impairment charges with respect to its marketable securities during the year ended December 31, 2019.
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

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
Concentration of Risk
Financial instruments that subject the Company to concentration of risk consist primarily of cash, restricted cash, funds held in escrow, including funds in transit, and trade and client receivables. The Company maintains its cash balances with large, high-credit quality financial institutions and other payment companies. At times, such deposits may be in excess of federally insured limits. The Company has not experienced any losses on its deposits. Credit risk on trade receivables is limited as a result of the large size of the Company’s client base as well as a large portion of payments made using pre-authorized credit cards. The Company performs ongoing credit evaluations of its clients and maintains allowances for potential credit losses. For any receivables that are deemed not collectible, losses are recorded when probable and estimable. These losses, when incurred, have been within the range of the Company’s expectations.
Two clients each accounted for more than 10% of trade and client receivables as of December 31, 2019 and 2018. For the years ended December 31, 2019 and 2018, the Company generated $32.0 million and $29.5 million, respectively, in revenue from one of these clients, which accounted for more than 10% of revenue for each period.
The Company is dependent upon third parties, such as Amazon Web Services, in order to meet the uptime and performance needs of its users.
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, funds held in escrow, including funds in transit, marketable securities, trade and client receivables, prepaid and other current assets, escrow funds payable, debt, and the redeemable convertible preferred stock warrant liability. Prior to the IPO, the redeemable convertible preferred stock warrant liability was remeasured at the end of every period and was carried at fair value. Upon the IPO, the redeemable convertible preferred stock warrant was converted to a common stock warrant and is no longer remeasured.
The Company believes that the carrying values of the remaining financial instruments approximate their fair values.
Trade and Client Receivables and Related Allowance for Doubtful Accounts
Trade and client receivables are primarily comprised of receivables from the Company’s managed services offering and amounts receivable from clients for completed work, including amounts in transit. It also includes unbilled amounts due from clients. Trade and client receivables are recorded and stated at realizable value, net of an allowance for doubtful accounts. Credit is extended generally without collateral to the Company’s managed services client and marketplace clients with Upwork Enterprise offerings based on an initial and ongoing evaluation of their financial condition and other factors. In aggregate, gross trade receivables were $10.3 million and $9.1 million and gross client receivables were $22.1 million and $16.0 million as of December 31, 2019 and 2018, respectively.
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
The following table presents the changes in the allowance for doubtful accounts as of December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Allowance for doubtful accounts, beginning balance	$2,832	$1,577	$2,473
Provision for doubtful accounts	3,193	4,940	2,646
Amounts written off	(3,810)	(3,685)	(3,542)
Allowance for doubtful accounts, ending balance	$2,215	$2,832	$1,577
Derivative Instruments
The Company uses derivative financial instruments not designated as hedges, such as foreign currency forward contracts, to minimize the short-term impact of foreign currency exchange rate fluctuations on certain foreign currency denominated assets and liabilities, as well as certain foreign currency denominated expenses, hedging the gains or losses generated by the re-measurement of significant foreign currency denominated monetary assets and liabilities. The Company does not enter into derivative instruments for speculative or trading purposes and these instruments generally have maturities within 12 months.
The foreign currency forward contracts are recorded at fair value and, when in gain positions, are reported within prepaid expenses and other current assets. When in loss positions, the foreign currency forward contracts are recorded within accrued expenses and other current liabilities in the consolidated balance sheets. Gains or losses from changes in the fair value of these

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
foreign currency forward contracts not designated as hedging instruments are recorded in other (income) expense, net to offset the changes in the fair value of the underlying assets or liabilities being hedged.
The notional amounts associated with the Company’s foreign currency forward contracts at December 31, 2019 and 2018 were $5.4 million and $4.8 million, respectively, none of which were designated as cash flow hedges. The carrying values of the foreign currency forward contracts approximated their fair values due to their relatively short settlement durations. The fair values of the Company’s outstanding foreign currency forward contracts not designated as hedging instruments as of December 31, 2019 and 2018 were not material. Gains on foreign currency forward contracts not designated as hedging instruments were $0.9 million for the year ended December 31, 2019. Losses on foreign currency forward contracts not designated as hedging instruments were $0.4 million for the year ended December 31, 2018.
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, which are generally two to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining lease term or their estimated useful lives. Repair and maintenance costs are charged to expense as incurred.
Internal-Use Software and Platform Development Costs
The Company’s policy is to capitalize certain costs to develop its internal-use software and platform when (i) preliminary project planning is completed, (ii) the Company has committed project resourcing, and (iii) it is probable that the project will be completed and the software will be used as intended. Costs incurred for enhancements that are expected to result in additional significant functionality are also capitalized. Such costs are generally amortized on a straight-line basis over two years, beginning when the asset is ready for its intended use. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred. Amortization of capitalized internal-use software is allocated to each functional expense category based on headcount. Amortization of capitalized platform development costs are included in cost of revenue.
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

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
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
For 2019, the Company conducted its goodwill impairment testing by performing the first step of the two-step impairment model. The fair value was determined by the Company using quoted market prices of the Company’s common stock. The Company determined that the fair value of its reporting unit exceeded the carrying value, and, as such, the Company concluded that there was no impairment of goodwill at the impairment testing date.
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
Revenue Recognition
The Company operates an online talent solution that enables clients to find and work with freelancers. The Company primarily generates revenue from clients and freelancers from marketplace and managed service offerings. The Company accounts for revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which the Company adopted on December 31, 2019 effective as of January 1, 2019 using the modified retrospective method. Revenue is recognized upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services.
In the ordinary course of business, the Company makes payments to customers when those customers provide services in their capacity as vendors. These payments are for distinct services and are at fair value. These transactions are primarily with certain financial institutions that the Company uses as payment processors on the Upwork platform. The Company accounts for the consideration payable to these customers in their capacity as vendors as a purchase of services from a vendor and records such payments in either cost of revenue or sales and marketing within the consolidated statements of operations.
Marketplace
The Company’s marketplace revenue is derived from Upwork Basic, Plus, Business, Enterprise, and other premium offerings.
Upwork Basic and Plus
The Company earns fees from freelancers under the Upwork Basic and Plus offerings, which represent a single promise to provide continuous access (i.e. stand-ready performance obligation) to the Company’s platform and site services. As each day of providing access to the platform and site services (including, but not limited to, communication, invoicing, reporting, dispute resolution, and payment services) is substantially the same and the freelancer simultaneously receives and consumes the benefits as access is provided, the Company’s single promise under its Upwork Basic and Plus offerings is comprised of a series of distinct service periods. The Company allocates variable consideration received to each distinct service period within the series and recognizes revenue as each distinct service period is performed. The Company’s Upwork Basic and Plus arrangements may include fixed and variable consideration, or a combination of the two comprised of the following:
Service fees. Freelancers are provided access to the Upwork platform to market their businesses, send proposals to and communicate with prospective clients, and, if engaged by a client, to perform specified services agreed between freelancers and clients (“freelancer services”). Freelancers charge clients on an hourly or a milestone basis for services rendered to clients through the Upwork platform (“freelancer billings”); billings charged on an hourly basis are variable consideration; and billings on a milestone basis represent fixed consideration. The Company charges freelancers a service fee as a percentage of freelancer billings using a tiered service fee model based on cumulative lifetime billings by the freelancer to each client. The arrangements subject to tiered service fees also include contract renewal options that represent a material right. The Company takes no responsibility for the freelancer services, and therefore, does not control the freelancer services. Additionally, freelancers and clients negotiate and agree upon the scope and the price for freelancer services directly with each other, and the Company is not a party to those agreements. Accordingly, for these tiered service fee arrangements, the Company presents revenue on a net basis, as an agent. The Company recognizes the service fee as services are rendered for each distinct time increment in the series.

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
Withdrawal fees. The Company charges withdrawal fees to freelancers when the freelancers withdraw their escrow funds held by the Company. A withdrawal fee is charged for each withdrawal transaction, which represents variable consideration. The Company recognizes the withdrawal fees when transactions are processed for each distinct time increment in the series.
Membership fees. The Company charges membership fees to freelancers. These fees are fixed consideration and are charged monthly. The Company recognizes the revenue over the period of the membership consistent with the common measure of progress for the entire performance obligation.
Connects fees. The Company charges fees to freelancers for the purchase of Connects, which are virtual tokens that are required for freelancers to bid on projects on the Company’s platform. These fees represent variable consideration, and the Company recognizes revenue as Connects are used in each distinct time increment in the series.
The Company earns fees from clients under the Upwork Basic and Plus offerings, which represent a single promise to provide continuous access (i.e. stand-ready performance obligation) to the Company’s platform and site services. As each day of providing access to the platform and site services is substantially the same and the client simultaneously receives and consumes the benefits as access is provided, the Company’s single promise under its Upwork Basic and Plus offerings is comprised of a series of distinct service periods. The Company allocates variable consideration received to each distinct service period within the series and recognizes revenue as each distinct service period is performed. The Company’s Upwork Basic and Plus arrangements may include fixed consideration, variable consideration, or a combination of the two comprised of the following:
Client payment processing and administration fees. The Company charges clients for payment processing services at the time the client is charged for the amounts due from the client. This fee is charged on a per-transaction basis and is variable consideration. Per-transaction payment processing fees are recognized when the client is charged for the amount due and fees charged on a monthly basis are recognized over the month that payment processing services are provided. For client payment processing fees, the Company presents revenue on a gross basis as a principal and not net of the third-party payment processing costs incurred because the Company controls the payment processing and administration services prior to providing to the Company’s clients. The Company recognizes the revenue when a payment from a client is processed in each distinct time increment in the series.
Foreign currency exchange fees. The Company charges clients a fixed mark-up above foreign currency exchange rates that are charged to the Company when the Company collects amounts denominated in foreign currency. Foreign currency exchange fees are variable consideration and recognized as they are earned for each transaction processed in each distinct time increment in the series.
Membership fees. The Company charges membership fees to clients. These fees are charged monthly, are fixed consideration, and are recognized over the period of the membership, which is generally monthly consistent with the common measure of progress for the entire performance obligation.
Upwork Payroll service fees. The Company charges clients using the Upwork Payroll offering when their freelancers are classified as employees for engagements on the Upwork platform. The client enters into an Upwork Payroll agreement with the Company, and Upwork separately contracts with unrelated third-party staffing providers that provide employment services to such clients. In such arrangements, freelancers providing freelancer services to clients become employees of third-party staffing providers. In arrangements where clients enter into Upwork Payroll agreements, the Company charges Upwork Payroll service fees to clients and does not charge service fees to the freelancers who are employees of the third-party staffing providers. Such service fees are variable consideration and charged as a fixed percentage of the total freelancer billings. Under an Upwork Payroll agreement, the Company provides the client access to the Upwork platform to procure and manage freelancer services, as well as access to employment services provided by the third-party staffing providers. The Company presents Upwork Payroll service fees revenue on a net basis as an agent of the client for providing access to employment services provided by the third-party staffing provider. The Company does not control these employment services performed by the third-party on behalf of the client or for the services performed by the freelancers that are employed by the third-party staffing provider. Therefore, the Company is not considered the principal for these services. The Company recognizes the Upwork payroll service fee as revenue as the services are provided for each distinct time increment in the series.
Upwork Enterprise, Business, and Other Premium Offerings
The Company earns fees from freelancers under Upwork Enterprise, Business, and other premium offerings, which represent a single promise to provide continuous access (i.e. stand-ready performance obligation) to the Company’s platform and site services. As each day of providing access to the platform and site services is substantially the same and the freelancer simultaneously receives and consumes the benefits as access is provided, the Company’s single promise under its Upwork Enterprise, Business and other premium offerings is comprised of a series of distinct service periods. The Company allocates

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
variable consideration received to each distinct service period within the series and recognizes revenue as each distinct service period is performed. These arrangements include variable consideration as follows:
Service fees. The Company provides freelancers access to the Upwork platform to perform freelancer services for clients. The Company charges freelancers a service fee as a percentage of freelancer billings. The Company earns service fees based on a fixed percentage of freelancer billings. For service fees charged to freelancers, the Company presents revenue on a net basis, as an agent, for providing access to the Upwork platform as it does not control the freelancer services provided to clients, and therefore the Company is not considered the principal for the freelancer services. Additionally, freelancers and clients negotiate and agree upon the scope and the price for freelancer services directly with each other, and the Company is not a party to their agreement. The Company recognizes the service fee as services are rendered for each distinct time increment in the series.
The Company earns fees from clients under Upwork Enterprise, Business and other premium offerings, each of which represent a single promise to provide continuous access (i.e. stand-ready performance obligation) to the Company’s platform and site services. As each day of providing access to the platform and site services is substantially the same and the client simultaneously receives and consumes the benefits as access is provided, the Company’s single promise under its Upwork Enterprise, Business and other premium offerings is comprised of a series of distinct service periods. The Company allocates variable consideration received to each distinct service period within the series and recognizes revenue as each distinct service period is performed. These arrangements may include fixed consideration, variable consideration, or a combination of the two comprised of the following:
Client service fees. The Company offers clients access to the Company’s platform to source freelancers in exchange for a client service fee calculated as a percentage of freelancer billings; these fees represent variable consideration. The Company recognizes the service fee as services are rendered for each distinct time increment in the series.
Enterprise compliance service fees. The Company charges fees to its enterprise compliance service clients that engage the Company to provide services to determine whether a freelancer should be classified as an employee or an independent contractor based on the scope of freelancer services agreed between the client and freelancer and other factors. The Company charges enterprise compliance service fees as a percentage of freelancer billings; these fees represent variable consideration. The Company recognizes the compliance service fee as services are rendered for each distinct time increment in the series.
Subscription fees. The Company charges monthly or annual subscription fees to clients for subscription services. These subscription fees are fixed consideration and are recognized over the period of the subscription consistent with the common measure of progress for the entire performance obligation.
Upwork Payroll service fees. Upwork Payroll service fees are recognized on the same basis as described under the Upwork Basic and Plus offerings and are variable consideration.
Revenue sharing arrangements
Certain of the Company’s offerings include revenue sharing arrangements under which the Company generates a revenue share as a percentage of the fees charged by certain financial institutions to the freelancers for payment withdrawals. These arrangements are considered a single performance obligation comprised of variable consideration and are recognized over time based on transactions processed.
Managed Services
Under a managed services arrangement, the Company is responsible for providing services and engaging freelancers directly or as employees of third-party staffing providers to perform the services for clients on the Company’s behalf. These arrangements are generally time- and materials-based, and are invoiced on a monthly basis. These fees represent variable consideration. The Company controls and directs the services performed on behalf of the freelancers and presents revenue on a gross basis as principal. As each day of providing managed services is substantially the same and the client simultaneously receives and consumes the benefits as services are provided, the Company’s single promise under its managed services is comprised of a series of distinct service periods. For managed services arrangements with clients, the Company allocates the variable amounts to each distinct service period within the series and recognizes revenue as each distinct service period is performed.
Arrangements with Multiple Performance Obligations
Certain of the Company’s contracts with customers contain multiple performance obligations in the event the Company determines a material right exists. Specifically, the arrangements with freelancers subject to tiered service fees also include contract renewal options that represent a material right. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price by applying the portfolio approach practical expedient under Topic 606. Standalone selling prices for offerings subject to tiered service fees are estimated based on observable

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
transactions when these services are sold on a standalone basis. Standalone selling price for a material right is estimated by determining the discount that the freelancer would obtain when exercising the option, adjusted for the likelihood that the option will be exercised. Significant judgment is applied in the application of the portfolio approach practical expedient, which includes estimating the standalone selling price of the material rights and the period of time over which to defer and recognize the consideration allocated to the material rights. Specifically, management applied significant judgment in determining an appropriate model for the estimates, which includes selecting the appropriate methodology and relevant data inputs to estimate the likelihood and the period of time over which to defer and recognize the consideration allocated to the material rights. The Company utilized historical client-freelancer transaction data in developing the estimates. The Company recognizes revenue related to the material rights based on the Company’s estimate of when the material rights are exercised.
Deferred Revenue
Deferred revenue consists of subscription, membership, and Connects fees collected in advance of performing the service. The Company also recognizes deferred revenue for amounts attributable to unexercised material rights related to arrangements with freelancers that are subject to tiered service fees.
Cost of Revenue
Cost of revenue consists primarily of the cost of payment processing fees, costs of freelancers to deliver services under the Company’s managed services offering, personnel-related costs for the Company’s services and support personnel, third-party hosting fees, and the amortization expense associated with acquired intangibles and capitalized internal-use software. The Company defines personnel-related costs as salaries, bonuses, benefits, and stock-based compensation costs for employees, and costs related to other service providers the Company engages to provide internal services to the Company.
Research and Development
Research and development expense primarily consists of personnel-related costs and third-party hosting costs related to development. Research and development costs are expensed as incurred, except to the extent that such costs are associated with platform development that qualify for capitalization.
Advertising Expense
The Company expenses advertising costs as incurred. The Company incurred $37.4 million, $23.6 million, and $14.6 million in advertising expenses during the years ended December 31, 2019, 2018 and 2017, respectively.
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
Redeemable Convertible Preferred Stock Warrant Liability
The Company accounts for freestanding warrants to purchase shares of its redeemable convertible preferred stock as a liability as the underlying shares of convertible preferred stock are contingently redeemable and, therefore, may obligate the Company to transfer assets at some point in the future. The redeemable convertible preferred stock warrants are recorded as other liabilities, noncurrent in the consolidated balance sheets at their estimated fair values and are subject to remeasurement at each balance sheet date. Any change in fair value from remeasurement is recognized as a component of other (income) expense, net in the consolidated statements of operations.
The Company adjusted the liability for changes in fair value through the completion of its IPO in October 2018, at which time the outstanding redeemable convertible preferred stock warrant converted to a common stock warrant and was reclassified to additional paid-in capital.
Stock-Based Compensation
The Company accounts for stock options, restricted stock units (“RSUs”) and purchase rights granted under the 2018 Employee Stock Purchase Plan (“2018 ESPP”) to employees and directors based on their estimated fair value on the date of grant. The fair value of each stock option and purchase rights granted under the 2018 ESPP is estimated using the Black-Scholes valuation model. The model requires the Company to make a number of assumptions, including the value of the Company’s common stock, expected volatility, expected term, risk-free interest rate, and expected dividends. The Company evaluates the assumptions used to value option awards upon each grant of stock options. The fair value of RSUs awarded to employees is based on the closing price of the Company’s common stock, as reported on The Nasdaq Global Select Market on the date of grant.

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
The Company generally recognizes stock-based compensation expense for stock options and RSUs on a straight-line basis over the vesting term. Stock-based compensation for purchase rights granted under the 2018 ESPP is recognized over the offering period. The Company accounts for forfeitures as they occur.
Foreign Currency
The functional currency of the Company and its subsidiaries is the U.S. dollar. Transactions with users denominated in currencies other than the U.S. dollar are remeasured at the exchange rate in effect on the date of the transaction. At the end of each reporting period, monetary assets and liabilities are remeasured using exchange rates in effect at the balance sheet date. Foreign currency transaction gains and losses are included in other (income) expense, net in the consolidated statements of operations. The Company recorded net foreign currency transaction gains of $0.9 million for the year ended December 31, 2019 and net foreign currency transaction losses of $0.4 million for the year ended December 31, 2018. Foreign currency transaction gains and losses for the year ended December 31, 2017 were immaterial.
Comprehensive Loss
For the year ended December 31, 2019, net unrealized gains from the Company’s marketable securities were immaterial. Comprehensive loss approximates net loss for all periods presented. Accordingly, the consolidated statements of comprehensive loss have been omitted from the consolidated financial statements.
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

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders is computed by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities, including outstanding common stock options, convertible preferred stock and warrants to purchase common stock and convertible preferred stock. For periods in which the Company has reported net losses, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, because dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.
Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016–13, Financial Instruments—Credit Losses (Topic 326). This standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments in this update represent changes to clarify, correct errors in, or improve the Codification. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326). The amendments in this update provide entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments—Overall, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of Topic 326. This guidance is effective January 1, 2020 with early adoption permitted. The standard requires a modified retrospective method of adoption. The new standard is not expected to have a material impact on the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Others (Topic 350): Simplifying the Test for Goodwill Impairment. ASU No. 2017-04 eliminates Step 2 from the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under ASU No. 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount and recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the loss not exceeding the total amount of goodwill allocated to that reporting unit. The guidance becomes effective for the Company on January 1, 2020 on a prospective basis for its annual or any interim goodwill impairment tests during the 2020 fiscal year. The new standard is not expected to have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. ASU No. 2018-13 is effective for the Company beginning January 1, 2020. The standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (“Subtopic 350-40”): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU No. 2018-15 aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. ASU No. 2018-15 is effective for the Company beginning January 1, 2020. The new standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This ASU simplifies accounting for income taxes by removing certain exceptions to the general principles and amending existing guidance to improve consistent application. The Company is required to adopt this guidance in fiscal year 2021 with early adoption permitted. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.
The Company has reviewed all other recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a material impact on the Company’s consolidated financial statements.
Recently Adopted Accounting Pronouncements
On December 31, 2019, the Company adopted Topic 606 effective as of January 1, 2019, which replaced most existing revenue recognition guidance. The core principle of Topic 606 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. Topic 606 has been applied to contracts that were not completed as of January 1, 2019. Results for reporting periods beginning after January 1, 2019 are presented under Topic 606 (and therefore differ from amounts previously reported on the Company’s quarterly reports on Form 10-Q for periods beginning after January 1, 2019), while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting.

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
The Company adopted Topic 606 using the modified retrospective method, which required an adjustment to accumulated deficit and deferred revenue for the cumulative effect of applying Topic 606 to active contracts as of the adoption date. The impacts to the consolidated financial statements for the year ended December 31, 2019 included additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including judgments and changes in estimates.
On December 31, 2019, the Company adopted FASB ASU No. 2016-02, Leases (Topic 842) effective as of January 1, 2019, and related updates, using the effective date method. Prior period amounts were not adjusted. The primary impact of adoption is the requirement for lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by both operating and finance leases. Enhanced quantitative and qualitative disclosures about leasing arrangements are also required. The Company elected the package of practical expedients which does not require reassessment of prior conclusions related to identifying leases, lease classification or initial direct costs. The Company also elected the practical expedient to combine lease and non-lease components, accounting for the combined components as a single lease component. Additionally, the Company elected the short-term lease exemption, and are only applying the requirements of Topic 842 to long-term leases (leases greater than 1 year).
The adoption of Topic 606 resulted in an $11.8 million deferral of revenue with a corresponding increase to accumulated deficit as of January 1, 2019. Topic 606 did not have a material impact on the consolidated statements of cash flows. The adoption of Topic 842 resulted in the recognition of $17.3 million of operating lease assets and $17.8 million of operating lease liabilities on the consolidated balance sheet as of January 1, 2019. Topic 842 does not have a material impact on the consolidated statements of operations or consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) or consolidated statements of cash flows. See Note 5 for additional information.
The following tables summarize the impacts of adopting Topic 606 and Topic 842 on the Company’s consolidated financial statements as of and for the year ended December 31, 2019 (in thousands):

	December 31, 2019
	Balances, without Adoption of Topics 606 and 842	Adjustments due to Topic 606	Adjustments due to Topic 842 (1)	Balances, as Reported
Consolidated Balance Sheet
Current assets—Trade and client receivables, net	$36,487	$(6,331)	$—	$30,156
Noncurrent assets
Operating lease asset	—	—	21,908	21,908
Other assets, noncurrent	904	—	(75)	829
Current liabilities
Accrued expenses and other current liabilities	21,027	(5,817)	3,132	18,342
Deferred revenue	2,280	11,519	—	13,799
Noncurrent liabilities
Operating lease liability, noncurrent	—	—	21,186	21,186
Other liabilities, noncurrent	6,740	1,850	(2,617)	5,973
Total stockholders’ equity	273,141	(13,883)	166	259,424

Consolidated Statement of Operations
Revenue	$302,647	$(2,085)	$—	$300,562
Operating expense—General and administrative	67,493	—	(166)	67,327
Net loss attributable to common stockholders	(14,740)	(2,085)	166	(16,659)
Net loss per share attributable to common stockholders, basic and diluted	(0.13)	(0.02)	—	(0.15)
(1) Amounts include other adjustments made in conjunction with the adoption of Topic 842.
In 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, that requires the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown on the statement of cash flows. The guidance was required to be applied retrospectively after adoption. The Company adopted the standard on December 31, 2019 on a retrospective basis. The beginning and ending balances of cash and cash equivalents on the consolidated statement of cash

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
flows now include restricted cash and restricted cash equivalents, such as cash and cash equivalents underlying funds held in escrow and restricted cash.
In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting. ASU No. 2018-07 expands the scope of Topic 718, Compensation-Stock Compensation to include share-based payment transactions for acquiring goods and services from non-employees. These awards are measured at the grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. The Company adopted the standard on December 31, 2019 on a modified retrospective basis. The standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 makes targeted improvements to U.S. GAAP regarding financial instruments. ASU No. 2016-01 eliminates the requirement to classify investments in equity securities with readily determinable fair values into trading or available-for-sale categories and requires those equity securities to be measured at fair value with changes in fair value recognized in net earnings rather than in other comprehensive income. ASU No. 2016-01 also revises certain presentation and disclosure requirements. Under ASU No. 2016-01, accounting for investments in debt securities remains essentially unchanged. The Company adopted the standard on December 31, 2019. The standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payment, to clarify how certain cash receipts and payments are presented and classified in the statement of cash flows. The Company adopted the new standard on December 31, 2019. The new standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.
Note 3—Revenue
Disaggregation of Revenue
See Note 14 for the Company’s disaggregated revenues by type of service and geographic area.
Remaining Performance Obligations
As of December 31, 2019, the Company had approximately $13.4 million of remaining performance obligations. The Company’s remaining performance obligations represent transaction price that has been allocated to unexercised material rights related to the Company’s arrangements with freelancers subject to tiered service fees. As of December 31, 2019, the Company is expected to recognize approximately $11.5 million over the next 12 months, with the remaining balance recognized thereafter.
The Company has applied the practical expedients and exemptions and does not disclose the value of remaining performance obligations for (i) contracts with an original expected length of one year or less; and (ii) contracts for which the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a distinct service that forms part of a single performance obligation under the series guidance.
Contract Balances
The following table provides information about the balances of the Company’s trade and client receivables and contract liabilities (deferred revenue):

	As of December 31, 2019	As of January 1, 2019 (As Adjusted)
Trade and client receivables, net of allowance	$30,156	$20,327
Contract liabilities
Deferred revenue	$13,799	$10,834
Deferred revenue (component of other liabilities, noncurrent)	$3,153	$1,690

Changes in the contract liabilities balances during 2019 were a result of normal business activity and deferral of revenue related to arrangements with freelancers subject to tiered service fees and related allocation of transaction price to material rights.
During the year ended December 31, 2019, the Company recognized $10.1 million of revenue that was included in deferred revenue as of January 1, 2019.

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
Note 4—Fair Value Measurements
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
The Company’s financial instruments that are carried at fair value consist of Level I and Level II assets as of December 31, 2019 and 2018. The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	December 31, 2019
	Level I	Level II	Level III	Total
Cash equivalents—money market funds	$35,286	$—	$—	$35,286
Marketable securities
Commercial paper	—	50,794	—	50,794
U.S. government securities	34,687	—	—	34,687
Total financial assets	$69,973	$50,794	$—	$120,767

	December 31, 2018
	Level I	Level II	Level III	Total
Cash equivalents—money market funds	$117,138	$—	$—	$117,138
Total financial assets	$117,138	$—	$—	$117,138

Prior to the IPO, the Company measured its redeemable convertible preferred stock warrant liability at fair value on a recurring basis, and it was classified within Level III because the warrants were valued using a Black-Scholes valuation model, for which some inputs are unobservable in the market. The valuation methodology and underlying assumptions are discussed further in Note 9. For the years ended December 31, 2018 and 2017, the Company recorded $6.1 million and $0.1 million, respectively, related to the revaluation of its redeemable convertible preferred stock warrant liability, which is included in other (income) expense, net in the Company’s consolidated statement of operations. Upon the closing of the IPO in October 2018, the

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
redeemable convertible preferred stock warrant converted to a common stock warrant. As such, the Company reclassified its redeemable convertible preferred stock warrant liability to additional paid-in capital.
The following table sets forth a summary of the changes in the fair value of the redeemable convertible preferred stock warrant liability (in thousands):

Fair value at December 31, 2016	$1,130
Change in fair value	118
Reclassification to redeemable convertible preferred stock due to warrant exercise	(144)
Fair value at December 31, 2017	1,104
Change in fair value	6,056
Conversion to common stock warrant in connection with the initial public offering	(7,160)
Fair value at December 31, 2018	$—

Note 5—Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following as of December 31, 2019 and 2018 (in thousands):

	2019	2018
Computer equipment and software	$3,613	$3,189
Internal-use software and platform development costs	12,726	6,287
Leasehold improvements	10,576	5,783
Office furniture and fixtures	2,454	2,545
Total property and equipment	29,369	17,804
Less: Accumulated depreciation	(7,915)	(6,989)
Property and equipment, net	$21,454	$10,815
Depreciation expense related to property and equipment was $2.8 million, $2.2 million, and $1.5 million for the years ended December 31, 2019, 2018, and 2017, respectively.
The Company capitalized $6.4 million, $4.0 million, and $0.5 million of internal-use software and platform development costs during the years ended December 31, 2019, 2018, and 2017, respectively.
Amortization expense related to the capitalized internal-use software and platform development costs was $1.2 million for the year ended December 31, 2019, of which $0.9 million was included in cost of revenue related to developed technology used on the platform. Amortization expense related to the capitalized internal-use software and platform development costs was $0.1 million for the year ended December 31, 2018. There was no amortization expense for the year ended December 31, 2017 related to the internal-use software and platform development costs as the underlying assets had not been placed into service as of December 31, 2017.

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
Intangible Assets, Net
All of the Company’s identifiable intangible assets were acquired in March 2014 from the Elance-oDesk Combination. Intangible assets, net consisted of the following (in thousands):

	As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	$2,293	$2,293	$—
User relationships	18,678	15,343	3,335
Developed technology	10,356	10,356	—
Domain names	529	529	—
Total	$31,856	$28,521	$3,335

	As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	$2,293	$2,293	$—
User relationships	18,678	12,674	6,004
Developed technology	10,356	10,356	—
Domain names	529	529	—
Total	$31,856	$25,852	$6,004

Total amortization expense of intangible assets was $2.7 million for each of the years ended December 31, 2019, 2018, and 2017. Amortization expense is included in general and administrative expenses. As of December 31, 2019, the remaining useful life for user relationships was 1.3 years.
As of December 31, 2019, the estimated future amortization expense for the acquired intangible assets is as follows (in thousands):

Year Ended December 31,	Estimated Amortization Expense
2020	$2,668
2021	667
Total	$3,335

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of December 31, 2019 and 2018 (in thousands):

	2019	2018
Accrued compensation and related benefits	$5,344	$9,314
Accrued freelancer costs	622	2,465
Accrued indirect taxes	2,401	1,630
Accrued vendor expenses	5,485	6,002
Accrued payment processing fees	832	715
Operating lease liability, current	3,214	—
Other	444	822
Total accrued expenses and other current liabilities	$18,342	$20,948

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
Operating Leases
The Company leases office space and certain equipment under various operating leases, with the vast majority of its lease portfolio consisting of operating leases for office space. The Company has also entered into arrangements where it acts as a sublessor in its leases of office space. The Company has not entered into any significant finance, sales-type, or direct financing leases.
The Company’s significant judgments include determining whether an arrangement is or contains a lease, the determination of the discount rate used to calculate the lease liability and whether or not lease incentives are reasonably certain to occur in the initial measurement of the lease liability. Operating lease assets and lease liabilities are recognized at commencement date and initially measured based on the present value of lease payments over the defined lease term. Lease expense is recognized on a straight-line basis over the lease term.
A contract is or contains an embedded lease if the contract meets all of the below criteria:
•There is an identified asset;
•The Company has the right to obtain substantially all of the economic benefit of the asset; and
•The Company has the right to direct the use of the asset.
For initial measurement of the present value of lease payments and for subsequent measurement of lease modifications, the Company is required to use the rate implicit in the lease. Since the majority of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate, which is a collateralized rate. The application of the incremental borrowing rate is performed on a lease-by-lease basis and approximates the rate at which the Company could borrow, on a secured basis for a similar term, an amount equal to its lease payments in a similar economic environment.
The Company’s leases have remaining lease terms of approximately one year to nine years, which may include the option to extend the lease. The Company includes lease payments associated with renewal options in its operating lease asset and liability only when it becomes reasonably certain the company will exercise the renewal option. The Company has not included renewal options for any of its operating leases in its determination of lease liabilities. The Company does not have lease agreements with residual value guarantees, sale leaseback terms, or material restrictive covenants. Leases with an initial term of 12 months or less are not recognized on the consolidated balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.
The following table summarizes the Company’s operating lease assets and lease liabilities as of December 31, 2019 (in thousands):

Balance Sheet Classification		As of December 31, 2019
Assets
Operating—noncurrent	Operating lease asset	$21,908
Liabilities
Operating—current	Accrued expenses and other current liabilities	3,214
Operating—noncurrent	Operating lease liability, noncurrent	21,186
Total lease liabilities		$24,400

Operating lease cost, inclusive of variable lease charges, for the year ended December 31, 2019 was $5.9 million. Sublease income recognized during the year ended December 31, 2019 was approximately $0.4 million. Charges related to operating leases that are variable, and therefore not included in the measurement of the lease liabilities, were $0.6 million for the year ended December 31, 2019. The Company made lease payments of $3.3 million during the year ended December 31, 2019. The Company obtained an $8.6 million operating lease asset in exchange for a new lease obligation during the year ended December 31, 2019. As of December 31, 2019, the Company had no material finance leases.

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
The following table shows the Company’s future lease commitments due in each of the next five years and thereafter for operating leases (in thousands):

Year Ended December 31,	Leases
2020	$3,313
2021	3,919
2022	5,391
2023	5,796
2024	4,838
Thereafter	6,954
Total lease payments	30,211
Adjustment for discount to present value	(5,811)
Total	$24,400
As of December 31, 2019, the Company had $2.2 million of net operating lease commitments not included in the table above for additional office space in the Company’s Chicago, Illinois office building. The lease for the additional space will commence in fiscal year 2020 with a lease term of five years.
As of December 31, 2018, future aggregate minimum lease payments under the non-cancellable operating leases were as follows (in thousands):

Year Ended December 31,	Leases (1)
2019	$3,569
2020	4,683
2021	4,914
2022	5,052
2023	5,194
Thereafter	4,890
Less: rental payments from subleases	(363)
Total	$27,939
(1) Amounts are based on Topic 840 that were superseded upon adoption of Topic 842 as of January 1, 2019.
As of and for the year ended December 31, 2019, the weighted-average remaining lease term is 6.2 years, and the weighted-average discount rate is 5.86%.
Note 6—Commitments and Contingencies
Letters of Credit
In conjunction with the operating lease agreements, as of December 31, 2019 and 2018, the Company had three irrevocable letters of credit outstanding in the aggregate amount of $0.8 million. The letters of credit are collateralized by restricted cash in the same amount. No amounts had been drawn against these letters of credit as of December 31, 2019 and 2018.
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
As of December 31, 2019 and 2018, the Company was not a party to any material legal proceedings or claims, nor is the Company aware of any pending or threatened litigation or claims that could reasonably be expected to have a material adverse effect on its business, operating results, cash flows, or financial condition. Accordingly, the Company has determined that the existence of a material loss as of this date is neither probable nor reasonably possible.

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
Indemnification
The Company has indemnification agreements with its officers, directors, and certain key employees to indemnify them while they are serving in good faith in their respective positions. In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to clients, business partners, vendors and other parties, including, but not limited to, losses arising out of the Company’s breach of such agreements, claims related to potential data or information security breaches, intellectual property infringement claims made by third parties, and other liabilities relating to or arising from the Company’s products and services or its acts or omissions. In addition, subject to the terms of the applicable agreement, as part of the Company’s Upwork Enterprise offering, the Company indemnifies clients that subscribe to worker classification services for losses arising from worker misclassification. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the facts and circumstances involved in each particular provision.
Note 7—Debt
The following table presents the carrying value of the Company’s debt obligations as of December 31, 2019 and 2018 (in thousands):

	2019	2018
First term loan—18 months of interest-only payments ended in March 2019 followed by 36 equal monthly installments of principal plus interest, maturing March 2022; interest at prime plus 0.25% per annum	$11,250	$15,000
Second term loan—17 months of interest-only payments ended in March 2019 followed by 42 equal monthly installments of principal plus interest, maturing September 2022; interest at prime plus 0.25% per annum	7,071	9,000
Total debt	18,321	24,000
Less: Unamortized debt discount issuance costs	(38)	(90)
Balance	18,283	23,910
Debt, current	(7,584)	(5,671)
Debt, noncurrent	$10,699	$18,239
Weighted-average interest rate	6.93%	6.89%

In September 2017, the Company entered into a Loan and Security Agreement, which was subsequently amended in November 2017, September 2018, and March 2019. Under the Company’s Loan and Security Agreement, as amended (the “Loan Agreement”), the aggregate amount of the facility is up to $49.0 million, consisting of a term loan in the original principal amount of $15.0 million (the “First Term Loan”), a term loan in the original principal amount of $9.0 million (the “Second Term Loan” and, together with the First Term Loan, the “Term Loans”) and a revolving line of credit, which permits borrowings of up to $25.0 million subject to customary conditions. Among other things, the Company may only borrow funds under the revolving line of credit if, after giving effect thereto, total borrowings under the line of credit do not exceed a specified percentage of eligible trade and client accounts receivable. The Company has granted its lender first-priority liens against substantially all of its assets, as collateral, excluding the Company’s intellectual property (but including proceeds therefrom) and the funds and assets held by the Company’s subsidiary, Upwork Escrow Inc. The Company has also agreed to a negative pledge on its intellectual property. The Loan Agreement is also subject to the Company maintaining an adjusted quick ratio of 1.75 and achieving minimum EBITDA levels over trailing periods ranging from three to 12 months. The Loan Agreement also includes a restrictive covenant on dividend payments other than dividends paid solely in common stock.
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
In March 2019, the Company entered into a third amendment (the “Third Amendment”) to the Loan Agreement, which, among other changes, (i) amended the adjusted quick ratio financial covenant to provide that the Company will maintain an adjusted quick ratio of 1.75 to 1.00 (previously 1.30 to 1.00), (ii) reduced the frequency with which the Company is required to provide certain financial information to the lender during periods in which it maintains an adjusted quick ratio of 2.50 to 1.00, and (iii) eliminated the minimum EBITDA covenant with which the Company was required to comply. The Company was in compliance with its covenants under the Loan Agreement as of December 31, 2019 and 2018.

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
To the extent the Company has not yet collected funds for hourly billings from clients that are in-transit due to timing differences in receipt of cash from clients, the Company may utilize the revolving line of credit to satisfy customary escrow funding requirements. The Company drew down $25.0 million under the revolving line of credit for such purpose in each of March and June 2019, which the Company subsequently repaid in April and July 2019, respectively. The Company also drew down $15.0 million under the revolving line of credit for such purpose in September 2018, which the Company subsequently repaid in October 2018. Additionally, in October 2018, the Company used part of the net proceeds from the IPO to repay $10.0 million of indebtedness owed under the revolving line of credit.
Pursuant to the terms of the Loan Agreement, in April 2019, the Company commenced repayment on the Term Loans. During the year ended December 31, 2019, the Company repaid $3.8 million and $1.9 million related to the First Term Loan and the Second Term Loan, respectively.
Amortization expense related to the debt discount was immaterial for the years ended December 31, 2019, 2018, and 2017.
Future maturities of principal payments, excluding potential early payments, as of December 31, 2019, were expected to be as follows (in thousands):

Year Ended December 31,	Principal Payments
2020	$7,571
2021	7,571
2022	3,179
Total	$18,321

Note 8—Redeemable Convertible Preferred Stock
Prior to the IPO, the Company financed its operations and capital expenditures primarily through sales of convertible preferred stock, bank borrowings, and utilization of cash generated from operations in the periods in which the Company generated cash flows from operations.
The Company completed its IPO in October 2018, in which the Company issued and sold 7,840,908 shares of common stock at a public offering price of $15.00 per share, before deducting underwriting discounts and commissions and offering expenses payable by the Company. As a result, all of the Company’s 61,279,079 shares of then-outstanding redeemable convertible preferred stock automatically converted into shares of common stock on a one-for-one basis. Therefore, there were no issued or outstanding shares of redeemable convertible preferred stock as of December 31, 2019 and 2018.
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
Repurchase of Redeemable Convertible Preferred Stock in Connection with Secondary Market Transaction
In November 2017, the Company’s board of directors approved the repurchase of 874,069 shares of Series A-1 redeemable convertible preferred stock, 3,151,858 shares of Series A-2 redeemable convertible preferred stock, and 242,562 shares of Series B-1 redeemable convertible preferred stock, from one stockholder at the purchase price of $4.50 per share, for a total consideration of $19.2 million, which exceeded the carrying value of $12.7 million on the date of repurchase. The redeemable convertible preferred stock repurchased was retired immediately thereafter. The repurchase price in excess of the carrying value of redeemable convertible preferred stock of $6.5 million was recorded as a reduction to additional paid-in capital, while the carrying value of the shares repurchased was recorded as a reduction to redeemable convertible preferred stock. For the computation of earnings per share for the year ended December 31, 2017, the repurchase price in excess of the carrying value of the redeemable convertible preferred stock of $6.5 million is reflected as an increase to net loss attributable to common stockholders (see Note 12).
Note 9—Preferred and Common Stock Warrants
Redeemable Convertible Preferred Stock Warrants
As a result of the Elance-oDesk Combination, a redeemable convertible preferred stock warrant that was originally issued by Elance prior to the Elance-oDesk Combination became exercisable to purchase up to 26,000 and 57,181 shares of the Company’s Series A-1 and Series A-2 redeemable convertible preferred stock, respectively, at an exercise price of $3.13 per share. In 2017, the warrant was exercised in full for cash.
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
Prior to the IPO, the Company estimated the fair value of each redeemable convertible preferred stock warrant using the Black-Scholes valuation model. For the years ended December 31, 2018 and 2017, the Company recorded $6.1 million and $0.1 million, respectively, related to the revaluation of its redeemable convertible preferred stock warrant liability, which is included in other (income) expense, net in the Company’s consolidated statement of operations. The following assumptions were used to calculate the estimated fair value of the then-outstanding warrants until the closing date of the Company’s IPO:

Dividend yield	0%
Expected term (in years)	2.75
Risk-free interest rates	1.8%
Expected volatility	34.6%
Common Stock Warrant
As a result of the Elance-oDesk Combination, a common stock warrant that was originally issued by oDesk prior to the Elance-oDesk Combination became exercisable to purchase up to 45,286 shares of common stock at an exercise price of $0.06 per share. In 2018, the Company issued 45,286 shares of common stock upon the exercise of this common stock warrant.
In 2018, the Company established The Upwork Foundation initiative. The program includes a donor-advised fund created through the Tides Foundation. In May 2018, the Company issued a warrant to purchase 500,000 shares of its common stock at an exercise price of $0.01 per share to the Tides Foundation. The vesting and exercisability provisions of the warrant became

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
effective upon the Company’s IPO in October 2018. This warrant is exercisable as to 1/10th of the shares on each anniversary of the IPO, with proceeds from the sale of such shares to be donated in accordance with the Company’s directive.
In 2019, this warrant was exercised as to all 50,000 of the then-vested and exercisable shares. In lieu of a cash payment, the holder of the warrant surrendered 37 shares of common stock to cover the exercise price. The Company issued 49,963 shares of common stock upon the exercise of this common stock warrant.
For the years ended December 31, 2019 and 2018, the Company recorded $0.7 million and $0.2 million of expense related to this warrant, which is included in general and administrative expense in the Company’s consolidated statement of operations.
Note 10—Preferred and Common Stock
Preferred Stock
As of December 31, 2019, the Company was authorized to issue up to 10,000,000 shares of undesignated preferred stock, $0.0001 par value per share. The Company did not have any outstanding shares of preferred stock as of December 31, 2019 and 2018.
Common Stock
Holders of common stock are entitled to one vote per share and are entitled to receive dividends, if any, on a pro rata basis whenever funds are legally available and when, as, and if declared by the Company’s board of directors.
As of December 31, 2019 and 2018, the Company was authorized to issue 490,000,000 shares of common stock. As of December 31, 2019 and 2018, the Company had reserved shares of common stock for future issuance as follows:

	2019	2018
Options issued and outstanding	15,140,579	23,774,279
RSUs issued and outstanding	2,503,182	288,460
Warrant to purchase common stock	450,000	898,331
Remaining shares reserved for future issuances under 2018 Equity Incentive Plan	16,091,801	10,558,306
Remaining shares reserved for future issuances under 2018 Employee Stock Purchase Plan	1,994,971	1,700,000
Total	36,180,533	37,219,376

Note 11—Stock-Based Compensation
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
2014 Equity Incentive Plan
In March 2014, the Company’s board of directors and, in June 2014, the Company’s stockholders approved the 2014 Equity Incentive Plan (the “2014 EIP”). The total number of shares of common stock reserved and available for grant and issuance pursuant to such plan was originally 12,462,985 plus (i) shares that were then subject to outstanding option grants under the oDesk Plan, the Elance 1999 Plan, and the Elance 2009 Plan (collectively, the “Prior Plans”) but subsequently ceased to be subject to an award for any reason other than exercise of a stock option, (ii) shares that had been reserved but not subject to any outstanding awards under the Prior Plans and (iii) shares issued under the Prior Plans that were repurchased, forfeited, or used to pay employee withholding or exercise price obligations. The number of shares available for grant under the 2014 EIP was increased by 3,001,091 shares, 4,500,000 shares and 100,000 shares in August 2014, October 2017 and August 2018, respectively. Under the terms of the 2014 EIP, incentive stock options may be granted at prices not less than 100% of the fair value of the Company’s common stock on the date of grant unless determined in writing by the Company’s board of directors.

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
The options granted under the 2014 EIP generally vest over a four-year period from the original date of grant and expire ten years from the original grant date.
2018 Equity Incentive Plan
In 2018, the Company’s board of directors and stockholders each adopted the 2018 Equity Incentive Plan (the “2018 EIP”), which became effective on the date immediately prior to the date of the IPO. A total of 10,701,505 shares of common stock were initially reserved for issuance pursuant to future awards under the 2018 EIP. On January 1 of each year, shares available for issuance are increased based on the provisions of the 2018 EIP. Any shares subject to outstanding awards under the 2014 EIP that are canceled or repurchased subsequent to the 2018 EIP’s effective date are returned to the pool of shares reserved for issuance under the 2018 EIP. Awards granted under the 2018 EIP may be (i) incentive stock options, (ii) nonqualified stock options, (iii) restricted stock units (“RSUs”), (iv) restricted stock awards, or (v) stock appreciation rights, as determined by the Company’s board of directors or compensation committee at the time of grant.
Pursuant to the terms of the 2018 EIP, the number of shares available for grant was increased by 5,322,716 shares in January 2019.
In February 2019, the Company’s board of directors approved the omnibus Performance Bonus Plan along with the performance criteria and bonus pool for 2019 (the “Bonus Plan”), which provides for the payment of bonus compensation to selected employees of the Company, including the Company’s executive officers, upon the achievement of certain performance criteria. In lieu of a cash payment, bonus payments to certain of the Company’s management team were made in the form of fully vested RSUs issued from the 2018 EIP. The number of fully vested RSUs granted was determined by dividing (i) the total dollar value of the bonus that would have otherwise been delivered in cash by (ii) the closing stock price on the day prior to the award grant date, which occurred in the first quarter of 2020. The payment of the bonus in fully vested RSUs requires accounting as a stock-based award under U.S. GAAP. Because the number of fully vested RSUs to be granted was dependent upon the future closing price of the Company’s common stock, the Company has classified this award as a liability within its consolidated balance sheet as of December 31, 2019. Each reporting period, the Company assesses the probability that the performance criteria will be met and records expense for those shares that are probable of vesting. For the year ended December 31, 2019, stock-based compensation expense related to the Bonus Plan was immaterial.
On December 8, 2019 (the “Modification Date”), the Company entered into a transition agreement (the “Transition Agreement”) with Mr. Kasriel pursuant to which Mr. Kasriel tendered his resignation as the Company’s President and Chief Executive Officer effective as of December 31, 2019 (the “Resignation Date”). The Transition Agreement provides that Mr. Kasriel will be entitled to any amounts that Mr. Kasriel has earned under the Bonus Plan and that Mr. Kasriel will become a special advisor to the Board through April 30, 2021 pursuant to an advisory services agreement (the “Advisory Agreement”). Among other terms, the Advisory Agreement provides that while he is providing advisory services, (i) the Company will pay Mr. Kasriel a fee of $40,000 per calendar month, beginning January 1, 2020 and ending December 31, 2020, (ii) the vesting terms of certain of Mr. Kasriel’s outstanding stock options was modified to allow for vesting to continue through the term of the Advisory Agreement, and (iii) the period of time over which Mr. Kasriel can exercise certain of his outstanding stock options was extended to the later of December 31, 2020 or three months following such date as he ceases to provide services to the Company. The Company accounted for the modification of any vested non-qualified options as a Type I (probable-to-probable) modification given that the options were already vested. The incremental fair value, recognized as of the Modification Date, was measured by taking the difference between the fair value of the options immediately before and after the Modification Date. Additionally, the Company accounted for the modification of any unvested options as a Type III (improbable-to-probable) modification. Accordingly, the Company reversed the cumulative compensation cost recognized for the original award, and immediately recognized the fair value of the modified award as the Company concluded the services to be provided by Mr. Kasriel beyond December 31, 2019 were nonsubstantive. As a result, for the year ended December 31, 2019, the Company recorded $3.5 million of additional stock-based compensation expense related to the Transition Agreement.

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
The fair values of the awards modified by the Transition Agreement were estimated using the Black-Scholes valuation model with the following assumptions:

Dividend yield	0%
Expected term (in years)	0.3 - 1.3
Risk-free interest rates	1.5% - 1.6%
Expected volatility	38% - 39%

Determination of Fair Value
The Company did not grant any stock option awards during the year ended December 31, 2019. For the years ended December 31, 2018 and 2017, the fair value of stock options granted to employees was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	2018	2017
Dividend yield	0%	0%
Expected term (in years)	5.2 - 6.1	5.3 - 6.3
Risk-free interest rates	2.5% - 2.9%	1.9% - 2.2%
Expected volatility	38% - 45%	39% - 43%

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
Risk-Free Interest Rate —The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the option’s expected term.
Expected Volatility —Since the Company does not have a sufficient trading history of its common stock, the expected volatility is derived from the average historical stock volatilities of several unrelated public companies within the Company’s industry that the Company considers to be comparable to its business over a period equivalent to the expected term of the stock option grants.
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

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
The following table summarizes activity under the Company’s stock option plans:

	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2018	23,774,279	$3.71	7.10	$342,262
Exercised	(6,045,823)	3.00
Forfeited and canceled	(2,587,877)	6.01
Balances at December 31, 2019	15,140,579	3.61	6.19	106,967
Vested and exercisable as of December 31, 2019	11,260,129	3.47	5.72	81,087
Vested and expected to vest as of December 31, 2019	15,140,579	3.61	6.19	106,967
Before the IPO, the aggregate intrinsic value represented the difference between the exercise price of the options and the estimated fair value of the Company’s common stock as determined by its board of directors. Following the IPO, the aggregate intrinsic value represented the difference between the exercise price of the options and the closing price of the Company’s common stock on The Nasdaq Global Select Market on the day prior to the date of exercise. The intrinsic value of options exercised was $73.0 million, $18.0 million and $2.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The weighted-average grant-date fair value of options granted was $3.65 and $1.54 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2019, total unrecognized stock-based compensation cost was $6.8 million, which is expected to be generally recognized on a straight-line basis over a weighted-average period of 2.2 years.
The fair value of RSUs awarded to employees is based on the closing price of the Company’s common stock, as reported on The Nasdaq Global Select Market on the date of grant.
The following table summarizes the RSU activity and related information under the 2018 EIP:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value
Unvested balance - January 1, 2019	288,460	$15.00
Granted	2,566,600	16.15
Vested	(163,943)	15.85
Forfeited/canceled	(187,935)	19.09
Unvested balance - December 31, 2019	2,503,182	$15.82
During 2018, 35,494 fully vested RSUs were granted to a consultant of the Company, which totaled $0.5 million. The consultant’s estimated tax liability associated with this vesting was $0.2 million. To satisfy this tax liability, the consultant surrendered 12,648 shares of common stock to the Company. The associated tax liability was paid in full prior to December 31, 2018.
As of December 31, 2019, there was $34.2 million of unrecognized stock-based compensation expense related to outstanding RSUs to employees that is expected to be recognized over a weighted-average period of 3.4 years.
2018 Employee Stock Purchase Plan
In August 2018, the Company’s board of directors and stockholders each adopted the 2018 Employee Stock Purchase Plan (the “2018 ESPP”), which became effective prior to the completion of the IPO. A total of 1,700,000 shares of common stock was initially reserved for issuance under the 2018 ESPP. On January 1 of each year, shares available for issuance are increased based on the provisions of the 2018 ESPP. The 2018 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount of up to 15% through payroll deductions of their eligible compensation, subject to any plan limitations. Except for the initial offering period, the 2018 ESPP provides for 24-month offering periods beginning November 15 and May 15 of each year, and each offering period consists of four 6-month purchase periods. Pursuant to the terms of the 2018 ESPP, in January 2019, the number of shares of common stock available for issuance was increased by 851,634 shares.

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
For the years ended December 31, 2019 and 2018, the assumptions used to determine the fair value of the shares to be awarded was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	2019	2018
Dividend yield	0%	0%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Risk-free interest rates	1.5% - 2.4%	2.4% - 2.9%
Expected volatility	38% - 47%	37%
On each purchase date, eligible employees may purchase the Company’s common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock on the offering date or (2) the fair market value of the Company’s common stock on the purchase date. In the event the price is lower on the last day of any purchase period, that price is used as the purchase price for that purchase period.
Additionally, in the event the fair market value of the Company’s common stock on the first day of a subsequent offering period is less than the fair market value of the Company’s common stock on the offering date of the current offering period, the offering period resets, and the new lower price becomes the new offering price for a new 24 month offering period. During the year ended December 31, 2019, the Company issued 556,663 shares of common stock under the 2018 ESPP.
As of December 31, 2019, there was $5.1 million of unrecognized stock-based compensation expense that is expected to be recognized over the remaining term of the respective offering periods.
Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Cost of revenue	$456	$282	$290
Research and development	6,471	3,258	1,797
Sales and marketing	2,609	1,637	1,299
General and administrative	9,262	5,184	3,460
Total	$18,798	$10,361	$6,846
Stock-Based Compensation to Employees
Stock-based compensation expense related to employees for the year ended December 31, 2019 was $8.5 million, $7.9 million and $2.6 million related to stock option grants, RSU grants, and the 2018 ESPP, respectively. Stock-based compensation expense related to employees for the year ended December 31, 2018 was $8.6 million, $1.1 million, and $0.6 million related to stock option grants, RSUs, and the 2018 ESPP, respectively. Stock-based compensation expense related to employees for the year ended December 31, 2017 was $6.3 million related to stock option grants. The amount of stock-based compensation capitalized to internal-use software and platform development costs was immaterial for the years ended December 31, 2019, 2018 and 2017.
Certain common stockholders (who were employees or former employees of the Company) sold the Company’s common stock in secondary market transactions to third parties in 2017. They sold an aggregate of 488,484 shares of common stock for $2.3 million at an average price of $4.72 per share for the year ended December 31, 2017. The incremental value between the sale price and the fair value of the common stock at each date of sale resulted in aggregate stock-based compensation expense of $0.4 million for the year ended December 31, 2017. There was an immaterial secondary market transaction during the year ended December 31, 2018.

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
Note 12—Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2019, 2018 and 2017 (in thousands, except share and per share data):

	2019	2018	2017
Numerator:
Net loss	$(16,659)	$(19,907)	$(4,123)
Less: Premium on repurchase of redeemable convertible preferred stock	—	—	(6,506)
Net loss attributable to common stockholders	$(16,659)	$(19,907)	$(10,629)
Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	109,814,604	52,327,518	32,944,714
Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(0.38)	$(0.32)
For the years ended December 31, 2019, 2018 and 2017, the following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders because including them would have been anti-dilutive:

	2019	2018	2017
Options to purchase common stock	15,140,579	23,774,279	23,607,746
Common stock issuable upon conversion of redeemable convertible preferred stock	—	—	61,279,079
Common stock issuable upon exercise of common stock warrants	450,000	898,331	45,286
Common stock issuable upon exercise and redeemable conversion of preferred stock warrants	—	—	398,331
Common stock issuable upon vesting of restricted stock units	2,503,182	288,460	—
Common stock issuable in connection with employee stock purchase plan	1,651,263	—	—
Total	19,745,024	24,961,070	85,330,442

Note 13—Income Taxes
For the years ended December 31, 2019, 2018, and 2017, the loss before income taxes consisted of the following (in thousands):

	2019	2018	2017
Domestic	$(16,658)	$(19,925)	$(4,153)
Foreign	27	33	8
Total loss before income taxes	$(16,631)	$(19,892)	$(4,145)

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
For the years ended December 31, 2019, 2018 and 2017, the components of the income tax benefit (provision) were as follows (in thousands):

	2019	2018	2017
Current:
Federal	$—	$—	$—
State	(26)	(11)	1
Foreign	(2)	(4)	21
Total current	$(28)	$(15)	$22
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total deferred	$—	$—	$—
Total income tax benefit (provision)	$(28)	$(15)	$22
The Company had an effective tax rate of (0.17)%, (0.07)% and 0.53% for the years ended December 31, 2019, 2018 and 2017, respectively. The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2019, 2018 and 2017 were as follows:

	2019	2018	2017
Tax at federal statutory rate	21.00%	21.00%	34.00%
State tax, net of federal benefit	(0.27)	1.88	1.03
Stock-based compensation	51.45	(5.84)	(38.63)
Warrant expense	—	(6.98)	(1.00)
Other items	(4.34)	(1.46)	(1.10)
Research and development credits	13.74	10.54	102.35
Net operating loss expiration	(18.33)	—	(9.29)
Change in valuation allowance	(63.42)	(19.21)	458.55
Rate differential impact of Tax Cuts and Jobs Act of 2017	—	—	(545.38)
Effective tax rate	(0.17)%	(0.07)%	0.53%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2019 and 2018, the significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$48,988	$38,895
Stock-based compensation	4,192	3,096
Operating lease liability	10,248	—
Non-deductible accrued expenses, reserves and other	2,596	2,916
Research and development credits	8,762	6,724
Gross deferred tax assets	74,786	51,631
Deferred tax liabilities:
Acquired intangible assets	(693)	(1,298)
Operating lease asset	(9,202)	—
Depreciation and amortization	(1,349)	(894)
Net deferred tax assets prior to valuation allowance	63,542	49,439
Valuation allowance	(63,542)	(49,439)
Net deferred tax assets	$—	$—

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
The Company established a full valuation allowance of $63.5 million and $49.4 million as of December 31, 2019 and 2018, respectively, against its net deferred tax assets. The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the history of losses the Company has generated in the past, the Company believes that it is not more likely than not that all of the deferred tax assets can be realized as of December 31, 2019. Accordingly, the Company has recorded a full valuation allowance on its deferred tax assets.
The Company has federal net operating loss (“NOL”) carryforwards of approximately $220.4 million and $172.3 million as of December 31, 2019 and 2018, respectively. The federal NOLs generated in the years ended December 31, 1999 through 2017 will begin to expire in 2020 for federal income tax purposes, including $21.6 million in 2020. NOLs originating before January 1, 2018, are eligible to offset taxable income, if not otherwise limited under Internal Revenue Code (“IRC”) §382 limitations. NOLs generated after December 31, 2017, have an infinite carryforward period and subject to 80% deduction limitation based upon pre-NOL deduction taxable income. The Company has California NOL carryforwards of approximately $50.3 million and $38.5 million as of December 31, 2019 and 2018, respectively. California NOLs generated in the years ended December 31, 2008 through 2018 will begin to expire in 2028. California NOLs generated before 2008 have expired in accordance the California Revenue Taxation Code and related regulations.
The Company has federal research and development credits (“Credits”) of approximately $10.1 million and $8.8 million as of December 31, 2019 and 2018, respectively. The federal Credit will begin to expire in 2020 through 2039. The Company has California Credits of approximately $11.3 million and $9.7 million as of December 31, 2019 and 2018, respectively. California Credits have an infinite carryforward period.
Utilization of the NOL and Credit carryforwards that were generated prior to January 1, 2018, may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by IRC §382 and §383, as well as similar state provisions.
The Company adopted ASU No. 2016-09 effective January 1, 2018, on a prospective basis. The Company’s previously unrecognized excess tax benefit of $1.6 million has been recognized as an increase to both the NOL deferred tax asset and the valuation allowance. There was no material impact as a result of this adoption.
Uncertain Tax Positions
As of December 31, 2019, the Company’s total amount of unrecognized tax benefits was $12.8 million, none of which would impact the Company’s effective tax rate, if recognized.
For the years ended December 31, 2019, 2018 and 2017, the activity related to the unrecognized tax benefits were as follows (in thousands):

	2019	2018	2017
Gross unrecognized tax benefits—beginning balance	$10,973	$10,200	$17,370
Increase related to tax positions taken during prior year	—	108	—
Decrease related to tax positions taken during prior year	(164)	(2)	(7,739)
Increase related to tax positions taken during current year	1,973	667	569
Gross unrecognized tax benefits—ending balance	$12,782	$10,973	$10,200
For the year ended December 31, 2017, the changes related to prior year uncertain tax positions reflected above is largely attributable to the completion of a study on the qualifying activities related to research and development costs giving rise to research and development tax credits.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the provision for income taxes in the period that such determination is made. As of December 31, 2019, the Company did not currently recognize any penalties or interest charges relating to uncertain tax positions. The Company does not anticipate the recorded reserves to change significantly in the next 12 months.
The Company is subject to taxation in the United States and various other state and foreign jurisdictions. Due to certain tax attribute carryforwards, the tax years 1999 to 2019 remain open to examination by the major taxing jurisdictions in which the Company is subject to tax. As of December 31, 2019, the Company was not under examination by the Internal Revenue Service or any state or foreign tax jurisdiction.

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
Note 14—Segment and Geographical Information
The Company operates as one operating and reportable segment for purposes of allocating resources and evaluating financial performance.
The following table sets forth total revenue by type of service for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Marketplace	$268,284	$223,831	$178,046
Managed services	32,278	29,523	24,506
Total	$300,562	$253,354	$202,552
The Company generates its revenue from freelancers and clients. The following table sets forth total revenue by geographic area based on the billing address of its freelancers and clients for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Freelancers:
United States	$50,154	$40,313	$26,596
India	27,369	25,485	21,880
Philippines	19,660	17,057	14,761
Rest of world	90,259	80,387	68,829
Total freelancers	187,442	163,242	132,066
Clients:
United States	87,241	65,578	55,179
Rest of world	25,879	24,534	15,307
Total clients	113,120	90,112	70,486
Total	$300,562	$253,354	$202,552
Substantially all of the Company’s long-lived assets were located in the United States as of December 31, 2019 and 2018.
Note 15—401(k) Plan
The Company offers the Upwork Retirement Savings Plan (the “Retirement Plan”), a defined contribution plan that allows employees to contribute a portion of their salary, subject to the annual limits. Under the Retirement Plan, eligible employees may defer a portion of their pretax salaries, but not more than the statutory limits. The Retirement Plan provides for a discretionary employer cash matching contribution. The Company makes matching cash contributions equal to 50% of each dollar contributed, subject to a maximum contribution of $5,000 annually per participant. The Company’s total expense for the matching contributions was $2.0 million, $1.7 million and $1.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2019. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Because of the material weakness in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective.
Management’s Report on Internal Control Over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2019 because of the material weakness described below.
A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis.
As previously disclosed, in connection with the preparation of our consolidated financial statements as of and for the year ended December 31, 2017, we identified a number of adjustments relating to previously issued consolidated financial statements that resulted in a revision to our consolidated financial statements as of and for the year ended December 31, 2016. We identified the cause of these adjustments was due to growth in the business, which required additional qualified accounting personnel with an appropriate level of experience, and additional controls in the period-end financial reporting process commensurate with the complexity of the business. We determined that this control deficiency constituted a material weakness in our internal control over financial reporting. This material weakness did not result in any audit adjustments or any material misstatements to our consolidated financial statements as of and for the year ended December 31, 2019, however it could result in a misstatement of the account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2019. This report appears on page 71.
Remediation Plans
As part of our remediation plan to address the material weakness identified above, we hired a new Chief Financial Officer in October 2017 and subsequently hired additional accounting and finance employees with the specific technical accounting and financial reporting experience necessary for a public company, including a senior director of technical accounting and reporting, a senior manager of technical accounting, a senior manager of reporting, a senior director of Sarbanes-Oxley compliance, a director of accounting operations, a tax director, and additional treasury analysts. We have hired these personnel after considering the appropriateness of each individual’s experience and believe that these personnel are qualified to serve in their current respective roles. As of December 31, 2019, we had 32 accounting and finance employees. Management believes that the additional qualified accounting personnel and enhancements made to the financial reporting processes have improved our internal control over financial reporting. The execution of our remediation is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. Management expects to complete its remediation plan during the year ending December 31, 2020.
The actions that we are taking to improve our internal controls and disclosure controls are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weakness in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting, which may necessitate additional evaluation and implementation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weakness.
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
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2019, management updated certain internal controls and supporting processes related to revenue recognition and leases in connection with our adoption of FASB ASU No. 2014-09 (Topic 606) and FASB ASU No. 2016-02 (Topic 842). Except as disclosed above with respect to our remediation measures and our adoption of Topic 606 and Topic 842, there were no changes to our internal control over financial reporting that occurred during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Internal Controls
An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error or overriding of controls, and therefore can provide only reasonable assurance with respect to reliable financial reporting. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect all misstatements, including the possibility of human error, the circumvention or overriding of controls, or fraud. Effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be included in our Proxy Statement for the 2020 Annual Meeting of Stockholders (our “Proxy Statement”) to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019, and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2019, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2019, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2019, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2019, and is incorporated herein by reference.

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
(3) Exhibits.
Exhibit Index

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation.	10-Q	001-38678	3.1	November 8, 2018
3.2	Amended and Restated Bylaws.	8-K	001-38678	3.1	January 28, 2020
4.1	Form of Common Stock Certificate.	S-1	333-227207	4.1	September 6, 2018
4.2	Amended and Restated Investors’ Rights Agreement, dated August 19, 2014, by and among Upwork and certain security holders of Upwork, as amended.	S-1	333-227207	4.2	September 6, 2018
4.3	Warrant, dated May 1, 2018, by and between Upwork and Tides Foundation.	S-1	333-227207	4.4	September 6, 2018
4.4	Description of Securities Registered Under Section 12 of the Exchange Act.					X
10.1*	Form of Indemnification Agreement by and between Upwork and each of its directors and executive officers.	S-1	333-227207	10.1	September 6, 2018
10.2*	oDesk 2004 Stock Plan, as amended, and forms of equity agreements thereunder.	S-1	333-227207	10.2	September 6, 2018
10.3*	2014 Equity Incentive Plan, as amended, and forms of equity agreements thereunder.	S-1	333-227207	10.3	September 6, 2018
10.4*	2018 Equity Incentive Plan and forms of award agreements thereunder.	S-1	333-227207	10.4	September 6, 2018
10.5*	2018 Employee Stock Purchase Plan and enrollment forms thereunder.	S-1	333-227207	10.5	September 6, 2018
10.6*	Severance and Change in Control Agreement, dated May 23, 2018, by and between Upwork and Stephane Kasriel.	S-1	333-227207	10.7	September 6, 2018
10.7*	Severance and Change in Control Agreement, dated May 23, 2018, by and between Upwork and Brian Kinion.	S-1	333-227207	10.8	September 6, 2018
10.8*	Change in Control and Severance Agreement, dated December 8, 2019, by and between Upwork and Hayden Brown.					X
10.9*	Amended and Restated Offer Letter, dated May 23, 2018, by and between Upwork and Stephane Kasriel.	S-1	333-227207	10.10	September 6, 2018
10.10*	Amended and Restated Offer Letter, dated May 23, 2018, by and between Upwork and Brian Kinion.	S-1	333-227207	10.11	September 6, 2018
10.11*	Amended and Restated Offer Letter, dated December 8, 2019, by and between Upwork and Hayden Brown.					X
10.12*	Offer Letter, dated February 25, 2015, by and between Upwork and Elizabeth Nelson.	S-1	333-227207	10.13	September 6, 2018
10.13*	Transition Agreement, dated December 8, 2019, by and between Upwork and Stephane Kasriel.					X
10.14*	Advisory Agreement, dated December 8, 2019, by and between Upwork and Stephane Kasriel.					X
10.15*	Offer Letter, dated August 3, 2018, by and between Upwork and Gary Steele.	S-1	333-227207	10.16	September 6, 2018
10.16*	Offer Letter, dated June 17, 2019 by and between Upwork and Leela Srinivasan.	10-Q	001-38678	10.2	August 7, 2019
10.17*	Upwork Performance Bonus Plan.	10-Q	001-38678	10.2	May 8, 2019
10.18	Loan and Security Agreement, dated September 19, 2017, by and between Upwork and Silicon Valley Bank, as amended.	S-1	333-227207	10.14	September 21, 2018
10.19	Third Amendment to Loan and Security Agreement, dated March 18, 2019, by and between Upwork and Silicon Valley Bank.	10-Q	001-38678	10.1	May 8, 2019
10.20	Sublease Agreement, dated February 25, 2019, by and between Upwork and Veritas Technologies LLC.	10-Q	001-38678	10.3	May 8, 2019
21.1	List of Subsidiaries.	S-1	333-227207	21.1	September 6, 2018

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.	X
24.1	Power of Attorney (included on signature page to Annual Report).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2
Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.fficer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
X
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File - the cover page from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 is formatted in Inline XBRL.	X
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

Upwork Inc.
Date: March 2, 2020	By:	/s/ Hayden Brown
Hayden Brown
President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Hayden Brown and Brian Kinion, and each of them, as his or her true and lawful attorneys-in-fact, proxies, and agents, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies, and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies, and agents, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hayden Brown	President, Chief Executive Officer, and Director	March 2, 2020
Hayden Brown	(Principal Executive Officer)

/s/ Brian Kinion	Chief Financial Officer	March 2, 2020
Brian Kinion	(Principal Financial and Accounting Officer)

/s/ Gregory C. Gretsch	Director	March 2, 2020
Gregory C. Gretsch

/s/ Kevin Harvey	Director	March 2, 2020
Kevin Harvey

/s/ Stephane Kasriel	Director	March 2, 2020
Stephane Kasriel

/s/ Thomas Layton	Director	March 2, 2020
Thomas Layton

/s/ Daniel Marriott	Director	March 2, 2020
Daniel Marriott

/s/ Elizabeth Nelson	Director	March 2, 2020
Elizabeth Nelson

/s/ Leela Srinivasan	Director	March 2, 2020
Leela Srinivasan

/s/ Gary Steele	Director	March 2, 2020
Gary Steele