Form 10-Q
period 2020-03-31
Upwork Inc.
filed 2020-05-06
CIK 1627475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of April 30, 2020, there were 115,142,604 shares of the registrant’s common stock outstanding.

Unless otherwise expressly stated or the context otherwise requires, references in this Quarterly Report on Form 10-Q (this “Quarterly Report” or “report”) to “Upwork,” “Company,” “our,” “us,” and “we” and similar references refer to Upwork Inc. and its wholly-owned subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. All statements contained in this Quarterly Report, other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, potential growth or growth prospects, future research and development, sales and marketing and general and administrative expenses, and our objectives for future operations, are forward-looking statements. In addition, any statements regarding the impacts of the COVID-19 pandemic on our business and actions we have taken in response to the COVID-19 pandemic are forward-looking statements. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections as of the date of this filing about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report and the impact of the COVID-19 pandemic. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”) that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
UPWORK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$65,635	$48,392
Marketable securities	79,693	85,481
Funds held in escrow, including funds in transit	123,556	108,721
Trade and client receivables – net of allowance of $2,102 and $2,215 as of March 31, 2020 and December 31, 2019, respectively	35,260	30,156
Prepaid expenses and other current assets	8,387	7,885
Total current assets	312,531	280,635
Property and equipment, net	24,989	21,454
Goodwill	118,219	118,219
Intangible assets, net	2,668	3,335
Operating lease asset	22,620	21,908
Other assets, noncurrent	1,040	829
Total assets	$482,067	$446,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,719	$652
Escrow funds payable	123,556	108,721
Debt, current	22,589	7,584
Accrued expenses and other current liabilities	23,394	18,342
Deferred revenue	14,386	13,799
Total current liabilities	185,644	149,098
Debt, noncurrent	8,814	10,699
Operating lease liability, noncurrent	22,489	21,186
Other liabilities, noncurrent	6,384	5,973
Total liabilities	223,331	186,956
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.0001 par value; 490,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 114,866,938 and 113,604,398 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	11	11
Additional paid-in capital	440,703	431,370
Accumulated deficit	(181,978)	(171,957)
Total stockholders’ equity	258,736	259,424
Total liabilities and stockholders’ equity	$482,067	$446,380
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$83,196	$68,476
Cost of revenue	23,485	21,125
Gross profit	59,711	47,351
Operating expenses
Research and development	19,348	15,800
Sales and marketing	30,678	20,518
General and administrative	17,824	15,661
Provision for transaction losses	912	637
Total operating expenses	68,762	52,616
Loss from operations	(9,051)	(5,265)
Interest expense	230	373
Other (income) expense, net	731	(479)
Loss before income taxes	(10,012)	(5,159)
Income tax provision	(9)	(1)
Net loss	$(10,021)	$(5,160)

Net loss per share, basic and diluted	$(0.09)	$(0.05)
Weighted-average shares used to compute net loss per share, basic and diluted	114,119	106,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

Three Months Ended March 31, 2020	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2019	113,604,398	$11	$431,370	$(171,957)	$259,424
Issuance of common stock upon exercise of stock options	949,887	—	3,165	—	3,165
Stock-based compensation expense	—	—	5,327	—	5,327
Issuance of common stock for settlement of RSUs	312,653	—	—	—	—
Tides Foundation common stock warrant expense and other	—	—	841	—	841
Net loss	—	—	—	(10,021)	(10,021)
Balances as of March 31, 2020	114,866,938	$11	$440,703	$(181,978)	$258,736

Three Months Ended March 31, 2019	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2018	106,454,321	$11	$387,233	$(143,499)	$243,745
Cumulative effect adjustment from adoption of new accounting pronouncement	—	—	—	(11,799)	(11,799)
Issuance of common stock upon exercise of stock options	273,105	—	767	—	767
Stock-based compensation expense	—	—	4,188	—	4,188
Issuance of common stock for settlement of RSUs	2,332	—	—	—	—
Net loss	—	—	—	(5,160)	(5,160)
Balances as of March 31, 2019	106,729,758	$11	$392,188	$(160,458)	$231,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,021)	$(5,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for transaction losses	767	415
Depreciation and amortization	2,308	1,532
Amortization of debt issuance costs	13	13
Amortization of discount on purchases of marketable securities	(174)	(283)
Amortization of operating lease asset	969	1,072
Tides Foundation common stock warrant expense	188	252
Stock-based compensation expense	5,537	4,295
Changes in operating assets and liabilities:
Trade and client receivables	(5,891)	(26,149)
Prepaid expenses and other assets	(464)	(886)
Operating lease liability	(459)	(378)
Accounts payable	994	(596)
Accrued expenses and other liabilities	3,881	(4,125)
Deferred revenue	650	603
Net cash used in operating activities	(1,702)	(29,395)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(26,789)	(71,713)
Proceeds from maturities of marketable securities	33,000	—
Purchases of property and equipment	(1,288)	(3,604)
Internal-use software and platform development costs	(1,999)	(1,210)
Net cash provided by (used in) investing activities	2,924	(76,527)
CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in escrow funds payable	14,834	21,899
Proceeds from exercises of stock options	3,165	764
Proceeds from borrowings on debt	15,000	25,000
Repayment of debt	(1,893)	—
Net cash provided by financing activities	31,106	47,663
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	32,328	(58,259)
Cash, cash equivalents, and restricted cash—beginning of period	159,603	230,067
Cash, cash equivalents, and restricted cash—end of period	$191,931	$171,808
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$239	$357
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
Property and equipment purchased but not yet paid	$2,435	$1,190
Internal-use software and platform development costs incurred but not yet paid	$40	$20
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1—Description of Business
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”), filed with the SEC on March 2, 2020.
The condensed consolidated balance sheet as of December 31, 2019 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by U.S. GAAP.
The condensed consolidated financial statements include the accounts of Upwork Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
The accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, changes in stockholders’ equity and cash flows for the interim periods, but do not purport to be indicative of the results of operations or financial condition to be anticipated for the full year ending December 31, 2020.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods presented. Such estimates include, but are not limited to: the useful lives of assets; assessment of the recoverability of long-lived assets; goodwill impairment; standalone selling price of material rights and the period of time over which to defer and recognize the consideration allocated to the material rights; allowance for doubtful accounts; liabilities relating to transaction losses; the valuation of warrants; stock-based compensation; and accounting for income taxes. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. The Company evaluates its estimates, assumptions, and judgments on an ongoing basis using historical experience and other factors and revises them when facts and circumstances dictate.
Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Impacts of Recently Adopted Accounting Pronouncements on 2019 Interim Reporting
On December 31, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), ASU No. 2016-02, Leases (“Topic 842”), and ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“Topic 230”) effective as of January 1, 2019. As a result, interim results for reporting periods beginning on or after January 1, 2019 will differ from amounts previously reported on the Company’s quarterly reports on Form 10-Q. The following table summarizes the impacts of adopting these standards on the Company’s previously issued condensed consolidated statements of operations and cash flows for the three months ended March 31, 2019 (in thousands):

	March 31, 2019
	Balances, Previously Issued	Topic 606	Topic 842 (1)	Topic 230	Balances, as Reported
Condensed Consolidated Statement of Operations
Revenue	$68,924	$(448)	$—	$—	$68,476
Operating expense—General and administrative	15,677	—	(16)	—	15,661
Net loss	(4,728)	(448)	16	—	(5,160)
Net loss per share, basic and diluted	(0.04)	(0.01)	—	—	(0.05)

Condensed Consolidated Statement of Cash Flows
Operating activities
Net loss	$(4,728)	$(448)	$16	$—	$(5,160)
Amortization of operating lease asset	—	—	1,072	—	1,072
Trade and client receivables	(26,431)	282	—	—	(26,149)
Prepaid expenses and other assets	(991)	—	105	—	(886)
Operating lease liability	—	—	(378)	—	(378)
Accrued expenses and other liabilities	(3,042)	(268)	(815)	—	(4,125)
Deferred revenue	169	434	—	—	603
Investing activities—decrease (increase) in restricted cash	250	—	—	(250)	—
Financing activities—changes in funds held in escrow, including funds in transit	(21,899)	—	—	21,899	—
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(79,908)	—	—	21,649	(58,259)
Cash, cash equivalents, and restricted cash—beginning of period	129,128	—	—	100,939	230,067
Cash, cash equivalents, and restricted cash—end of period	49,220	—	—	122,588	171,808
(1) Amounts include other adjustments made in conjunction with the adoption of Topic 842.
Recently Adopted Accounting Pronouncements
The significant accounting policies applied in the Company’s audited consolidated financial statements, as disclosed in the Annual Report, are applied consistently in these unaudited interim condensed consolidated financial statements, except as noted below.

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The Company adopted ASU No. 2016-13 and related updates on January 1, 2020. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Others (Topic 350): Simplifying the Test for Goodwill Impairment. ASU No. 2017-04 eliminates Step 2 from the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The Company adopted ASU No. 2017-04 on January 1, 2020. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. The Company adopted ASU No. 2018-13 on January 1, 2020. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU No. 2018-15 aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. The Company adopted ASU No. 2018-15 on January 1, 2020 using the prospective adoption method. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
The Company has reviewed all other accounting pronouncements issued during the three months ended March 31, 2020 and concluded they were either not applicable or not expected to have a material impact on the Company’s condensed consolidated financial statements.

Note 3—Revenue
Disaggregation of Revenue
See “Note 9—Segment and Geographical Information” for the Company’s revenue disaggregated by type of service and geographic area.
Remaining Performance Obligations
As of March 31, 2020, the Company had approximately $17.6 million of remaining performance obligations. The Company’s remaining performance obligations consist of transaction price that has been allocated to unexercised material rights related to the Company’s arrangements with freelancers subject to tiered service fees, subscriptions, memberships, “Connects” (virtual tokens that allow freelancers to bid on projects on the Company’s platform), and certain incentive payments made to the Company by payment processors. As of March 31, 2020, the Company expects to recognize approximately $14.4 million over the next 12 months, with the remaining balance recognized thereafter.
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
Contract Balances
The following table provides information about the balances of the Company’s trade and client receivables, net of allowance and contract liabilities included in deferred revenue and other liabilities, noncurrent (in thousands):

	March 31, 2020	December 31, 2019
Trade and client receivables, net of allowance	$35,260	$30,156
Contract liabilities
Deferred revenue	14,386	13,799
Deferred revenue (component of other liabilities, noncurrent)	3,215	3,153
During the three months ended March 31, 2020, changes in the contract liabilities balances were a result of normal business activity and deferral of revenue related to arrangements with freelancers subject to tiered service fees and related allocation of transaction price to material rights.
Revenue recognized during the three months ended March 31, 2020 that was included in deferred revenue as of December 31, 2019 was $5.1 million. Revenue recognized during the three months ended March 31, 2019 that was included in deferred revenue as of January 1, 2019 was $3.5 million.

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
The Company’s financial instruments that are carried at fair value consist of Level I and Level II assets as of March 31, 2020 and December 31, 2019. The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	March 31, 2020
	Level I	Level II	Level III	Total
Cash equivalents—money market funds	$59,479	$—	$—	$59,479
Marketable securities
Commercial paper	—	44,790	—	44,790
U.S. government securities	34,903	—	—	34,903
Total financial assets	$94,382	$44,790	$—	$139,172

	December 31, 2019
	Level I	Level II	Level III	Total
Cash equivalents—money market funds	$35,286	$—	$—	$35,286
Marketable securities
Commercial paper	—	50,794	—	50,794
U.S. government securities	34,687	—	—	34,687
Total financial assets	$69,973	$50,794	$—	$120,767
For each of the three months ended March 31, 2020 and 2019, the gross unrealized gains and losses on the Company’s marketable securities were immaterial. As of March 31, 2020 and 2019, the Company considered any decreases in market value to be temporary in nature and did not consider any of the Company’s marketable securities to be other-than-temporarily impaired. As such, the Company did not record any impairment charges with respect to its marketable securities during each of the three months ended March 31, 2020 and 2019.

Note 5—Balance Sheet Components
Cash and Cash Equivalents, Restricted Cash, and Funds Held In Escrow, Including Funds In Transit
The following table reconciles cash and cash equivalents, restricted cash, and funds held in escrow that are restricted as reported in the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$65,635	$48,392
Restricted cash	2,740	2,490
Funds held in escrow, including funds in transit	123,556	108,721
Total cash, cash equivalents, and restricted cash as shown in the condensed consolidated statement of cash flows	$191,931	$159,603
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Computer equipment and software	$3,989	$3,613
Internal-use software and platform development	14,303	12,726
Leasehold improvements	13,381	10,576
Office furniture and fixtures	2,865	2,454
Total property and equipment	34,538	29,369
Less: accumulated depreciation	(9,549)	(7,915)
Property and equipment, net	$24,989	$21,454
For the three months ended March 31, 2020 and 2019, depreciation expense related to property and equipment was $0.7 million and $0.8 million, respectively.
For the three months ended March 31, 2020 and 2019, the Company capitalized $1.6 million and $1.1 million of internal-use software and platform development costs, respectively.
For the three months ended March 31, 2020, amortization expense related to the capitalized internal-use software and platform development costs was $0.9 million. For the three months ended March 31, 2019, amortization expense related to the capitalized internal-use software and platform development costs was immaterial.
Intangible Assets, Net
All of the Company’s identifiable intangible assets were acquired in March 2014 from the Elance-oDesk Combination. Amortization expense of intangible assets was $0.7 million for each of the three months ended March 31, 2020 and 2019. Amortization expense is included in general and administrative expenses.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued compensation and related benefits	$6,089	$5,344
Accrued freelancer costs	1,665	622
Accrued indirect taxes	1,746	2,401
Accrued vendor expenses	9,499	5,485
Accrued payment processing fees	870	832
Operating lease liability, current	3,134	3,214
Other	391	444
Total accrued expenses and other current liabilities	$23,394	$18,342
In February 2020, the Company made changes to its organizational structure to better align with its business strategies and streamline the delivery of its end-to-end user experiences. During the three months ended March 31, 2020, the Company incurred $1.6 million related to these initiatives, of which $0.4 million is included in accrued compensation and related benefits as of March 31, 2020.
Operating Leases
On January 1, 2020, the Company commenced an operating lease of one additional floor in its Chicago, Illinois office. As a result, the Company recognized a $1.7 million operating lease asset and $1.7 million operating lease liability on January 1, 2020, which are included in operating lease asset and operating lease liability, noncurrent, respectively, on the condensed consolidated balance sheet as of March 31, 2020. The lease has an initial term of five years with the option to renew for an additional five years at the end of the initial lease term. Total minimum lease payments under the initial term are $2.1 million. For the initial measurement of the present value of the lease payments associated with this lease, the Company used its incremental borrowing rate, which is a collateralized rate and approximates the rate at which the Company could borrow, on a secured basis for a similar term, an amount equal to its lease payments in a similar economic environment.
The Company includes lease payments associated with renewal options in its operating lease asset and liability only when it becomes reasonably certain that the Company will exercise the renewal option. The Company has not included renewal options for any of its operating leases in its determination of lease liabilities as of March 31, 2020.

Note 6—Commitments and Contingencies
Letters of Credit
In conjunction with the operating lease agreements, as of March 31, 2020 and December 31, 2019, the Company had three irrevocable letters of credit outstanding in the aggregate amounts of $1.0 million and $0.8 million, respectively. No amounts had been drawn against these letters of credit as of March 31, 2020 and December 31, 2019.
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
As of March 31, 2020 and December 31, 2019, the Company was not a party to any material legal proceedings or claims, nor is the Company aware of any pending or threatened litigation or claims that could reasonably be expected to have a material adverse effect on its business, operating results, cash flows, or financial condition. Accordingly, the Company has determined that the existence of a material loss as of these dates is neither probable nor reasonably possible.
Indemnification
The Company has indemnification agreements with its officers, directors, and certain key employees to indemnify them while they are serving in good faith in their respective positions. In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to clients, business partners, vendors, and other parties, including, but not limited to, losses arising out of the Company’s breach of such agreements, claims related to potential data or information security breaches, intellectual property infringement claims made by third parties, and other liabilities relating to or arising from the Company’s products and services or its acts or omissions. In addition, subject to the terms of the applicable agreement, as part of the Company’s Upwork Enterprise offering, the Company indemnifies clients that subscribe to worker classification services for losses arising from worker misclassification. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the facts and circumstances involved in each particular provision.

Note 7—Debt
The following table presents the carrying value of the Company’s debt obligations as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
First Term Loan—18 months of interest-only payments ended in March 2019 followed by 36 equal monthly installments of principal plus interest, maturing March 2022; interest at prime plus 0.25% per annum	$10,000	$11,250
Second Term Loan—17 months of interest-only payments ended in March 2019 followed by 42 equal monthly installments of principal plus interest, maturing September 2022; interest at prime plus 0.25% per annum	6,428	7,071
Line of credit—interest at prime with accrued interest due monthly; matures September 2020	15,000	—
Total debt	31,428	18,321
Less: unamortized debt discount issuance costs	(25)	(38)
Balance	31,403	18,283
Debt, current	(22,589)	(7,584)
Debt, noncurrent	$8,814	$10,699
Weighted-average interest rate	4.31%	6.93%
Under the Company’s Loan and Security Agreement, as amended (the “Loan Agreement”), the aggregate amount of the facility is up to $49.0 million, consisting of a term loan in the original principal amount of $15.0 million (the “First Term Loan”), a term loan in the original principal amount of $9.0 million (the “Second Term Loan” and, together with the First Term Loan, the “Term Loans”), and a revolving line of credit, which permits borrowings of up to $25.0 million subject to customary conditions. Among other things, the Company may only borrow funds under the revolving line of credit if, after giving effect thereto, total borrowings under the line of credit do not exceed a specified percentage of eligible trade and client accounts receivable. The Company has granted its lender first-priority liens against substantially all of its assets, as collateral, excluding the Company’s intellectual property (but including proceeds therefrom) and the funds and assets held by the Company’s subsidiary, Upwork Escrow Inc. The Company has also agreed to a negative pledge on its intellectual property. The Loan Agreement also requires that the Company maintain an adjusted quick ratio of 1.75. The Loan Agreement also includes a restrictive covenant on dividend payments other than dividends paid solely in common stock. The Company was in compliance with its covenants under the Loan Agreement as of March 31, 2020 and December 31, 2019.
As a result of the uncertainty caused by the COVID-19 pandemic, the Company drew down $15.0 million under the revolving line of credit in March 2020.
During the three months ended March 31, 2020, the Company repaid $1.3 million related to the First Term Loan and $0.6 million related to the Second Term Loan. Pursuant to the terms of the Loan Agreement, the Company commenced repayment on the Term Loans in April 2019; accordingly, there were no repayments during the three months ended March 31, 2019.

Note 8—Net Loss per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented (in thousands, except share and per share data):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss	$(10,021)	$(5,160)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	114,118,958	106,639,079

Net loss per share, basic and diluted	$(0.09)	$(0.05)

The following potentially dilutive shares were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	As of March 31,
	2020	2019
Options to purchase common stock	13,181,714	23,304,831
Common stock issuable upon exercise of common stock warrants	450,000	898,331
Common stock issuable upon vesting of restricted stock units	6,132,421	1,087,759
Common stock issuable in connection with employee stock purchase plan	1,454,352	—
Total	21,218,487	25,290,921

Note 9—Segment and Geographical Information
The Company operates as one operating and reportable segment for purposes of allocating resources and evaluating financial performance.
The following table sets forth total revenue by type of service for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Marketplace	$74,782	$60,455
Managed services	8,414	8,021
Total revenue	$83,196	$68,476

The Company generates its revenue from freelancers and clients. The following table sets forth total revenue by geographic area based on the billing address of its freelancers and clients for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Freelancers
United States	$13,997	$11,769
India	7,473	6,564
Philippines	5,137	4,531
Rest of world	24,355	21,478
Total freelancers	50,962	44,342
Clients
United States	22,959	17,674
Rest of world	9,275	6,460
Total clients	32,234	24,134
Total revenue	$83,196	$68,476

Substantially all of the Company’s long-lived assets were located in the United States as of March 31, 2020 and December 31, 2019.

Note 10—Subsequent Events
As a result of the uncertainty caused by the COVID-19 pandemic, the Company drew down an additional $3.0 million under the revolving line of credit in April 2020.

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
Overview
We operate the largest online talent solution that enables businesses to find and work with highly-skilled independent professionals, as measured by gross services volume (“GSV”). GSV represents the total amount that clients spend on our marketplace offerings and our managed services offering as well as additional fees we charge to both clients and freelancers for other services. Freelancers are an increasingly sought-after, critical, and expanding segment of the global workforce. We define freelancers as users of our platform that advertise and provide services to clients through our platform, and we define clients as users of our platform that work with freelancers through our platform. The freelancers on our platform include independent professionals and agencies of varying sizes. The clients on our platform range in size from small businesses to Fortune 500 companies. Our platform enabled $0.6 billion and $0.5 billion of GSV in over 180 countries for the three months ended March 31, 2020 and 2019, respectively. For purposes of determining countries where we enable GSV, we include both the countries in which the clients that paid for the applicable services are located, as well as the countries in which the freelancers that provided those services are located.
We generate a majority of our revenue from fees charged to freelancers. We also generate revenue through fees charged to clients for transacting payments through our platform and fees for premium offerings, foreign currency exchange fees, and Upwork Payroll service fees. In addition, we provide a managed services offering where we engage freelancers to complete projects, directly invoice the client, and assume responsibility for work performed. For the three months ended March 31, 2020 and 2019, we generated total revenue of $83.2 million and $68.5 million, respectively, representing a period-over-period increase of 21%.
For the three months ended March 31, 2020, we generated a net loss of $10.0 million and adjusted EBITDA loss of $1.0 million, compared to a net loss of $5.2 million and adjusted EBITDA of $0.8 million for the three months ended March 31, 2019. During the three months ended March 31, 2020, we incurred $1.6 million related to our changes in organizational structure to better align with our business strategies and streamline the delivery of our end-to-end user experiences. Excluding the impact of these initiatives, our adjusted EBITDA loss of $1.0 million would be adjusted EBITDA of $0.6 million for the three months ended March 31, 2020. Adjusted EBITDA is a financial measure that is not prepared in accordance with, and is not an alternative to, financial measures prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). See the section titled “Key Financial and Operational Metrics—Non-GAAP Financial Measures” below for a definition of adjusted EBITDA and information regarding our use of adjusted EBITDA and a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure prepared under U.S. GAAP.
Impact of the COVID-19 Pandemic on Our Business
In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic, which continues to spread throughout the United States and the world, and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, shelter-in-place orders, and business limitations and shutdowns. To support the health and well-being of our employees, clients, partners, and communities, all of our employees are currently working remotely. With our unique, remote-based business model, the COVID-19 pandemic has not impacted our clients’ ability to engage highly-skilled independent professionals on our platform to complete short- and long-term projects.
Although the COVID-19 pandemic did not have a material adverse impact on our financial results for the first quarter of 2020, the rapidly changing market and economic conditions caused by the COVID-19 pandemic has disrupted the businesses of many of our clients. We began seeing the impact of the pandemic on our results beginning in the second week of March, when we began to experience a decline in GSV. We believe that this decline contributed to a reduction in revenue growth by approximately 1% year-over-year during the three months ended March 31, 2020. While we have seen increased spend from some of our existing clients as a result of the COVID-19 pandemic, the revenue from this increased spend may not fully offset the impact of lower client acquisition resulting from the pandemic. We derive a substantial portion of our GSV and revenue from small- and medium-sized business clients and the pandemic and related effects may significantly affect demand for our products and services from these clients in particular, although we expect that economic conditions may affect spend from clients of all sizes. As a result, we expect revenue in the second quarter will be lower than we initially anticipated at the beginning of 2020, specifically as a result of a decline in client spend on our platform from our clients that have been impacted by the COVID-19 pandemic.
In light of the COVID-19 pandemic and the global macroeconomic downturn and their effect on client spend on our platform, we have identified certain opportunities to prioritize our advertising and marketing efforts in order to reach those new and existing clients seeking to engage with remote freelancers in light of the prevailing shelter-in-place orders or similar measures. In addition, we may also implement a reduction or elimination of certain fees normally charged to users or may implement other promotions in an effort to support those affected by the COVID-19 pandemic or those seeking to engage freelancers for the first time, and any such changes may result in a reduction in revenue. We are continuously evaluating the nature and extent to which the ongoing COVID-19 pandemic will continue to have on our business, operating results, and financial condition.
While we have not incurred significant disruptions to our business thus far from the COVID-19 pandemic, at this time, we are unable to fully assess the aggregate impact it will have on our business due to various uncertainties, which include, but are not limited to, the duration of the pandemic, actions that may be taken by governmental authorities, the impact to the businesses of our clients, and other factors identified in Part II, Item 1A “Risk Factors” in this Quarterly Report, including the risk factor titled “Our business is experiencing, and is expected to continue to experience, an adverse impact from the ongoing COVID-19 pandemic.”
Key Financial and Operational Metrics
We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Our key metrics were as follows as of or for the periods presented:

	Three Months Ended March 31,
	2020	2019

	(in thousands)
GSV	$559,493	$486,647
Marketplace revenue	74,782	60,455
Marketplace take rate	13.6%	12.6%
Net loss	(10,021)	(5,160)
Adjusted EBITDA (1)	(1,018)	814
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

	As of March 31,
	2020	2019

	(in thousands, except percentages)
Core clients	128.8	110.6
Client spend retention	102%	107%

As discussed below with respect to each key metric, we believe these key financial and operational metrics are useful to evaluate period-over-period comparisons of our business and in understanding our operating results, and management uses these metrics to track our performance. GSV represents the total amount that clients spend on our marketplace offerings and our managed services offering, as well as additional fees we charge to both clients and freelancers for other services. We believe that GSV is an important metric, as it represents the overall amount of business transacted through our platform, which in turn is a key driver of our financial results. We believe our marketplace revenue, which represents a majority of our revenue, will grow as GSV grows, although they could grow at different rates. We evaluate the correlation between marketplace revenue and GSV by measuring marketplace take rate, which is calculated as marketplace revenue divided by marketplace GSV. We use the number of core clients to track the number of clients that we consider are actively using our platform, and this metric in any given period drives both GSV and client spend retention. Similarly, client spend retention impacts the growth rate of GSV. For information on how we define core clients and how we calculate client spend retention and marketplace take rate, see “—Core Clients,” “—Client Spend Retention,” and “—Marketplace Take Rate,” respectively, below. For a discussion of limitations in the measurement of our key financial and operational metrics, see “Risk Factors—We track certain performance metrics with internal tools and do not independently verify such metrics. Certain of our performance metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business” in Part II, Item 1A of this Quarterly Report.

Core Clients
We define a core client as a client that has spent in the aggregate at least $5,000 since it began using our platform and also had spend-activity on our platform during the 12 months preceding the date of measurement. We believe that aggregate spend of at least $5,000 indicates that the client is actively using our platform. Historically, these core clients have been more likely to continue using our platform. We continue to see businesses of all sizes use our platform in a recurring way for larger, more complex projects, and we expect the number of core clients to continue to increase over time. Over the last two years, we have added between approximately 4,000 and 5,000 additional core clients per quarter. We believe we will continue to add approximately 4,000 core clients per quarter in the coming quarters, but the number of core clients could vary quarter by quarter depending, in part, on the extent to which the COVID-19 pandemic impacts our business, the businesses of our clients, and other factors identified in Part II, Item 1A “Risk Factors” in this Quarterly Report, including the risk factor titled “Our business is experiencing, and is expected to continue to experience, an adverse impact from the ongoing COVID-19 pandemic.” We believe that the number of core clients is a key indicator of our growth and the overall health of our business because core clients are a primary driver of GSV and, therefore, marketplace revenue.
Gross Services Volume
GSV includes both client spend and additional fees charged for other services. Client spend, which we define as the total amount that clients spend on both our marketplace offerings and our managed services offering, is the primary component of GSV. GSV also includes additional fees charged to both clients and freelancers for other services, such as freelancer memberships, purchases of “Connects” (virtual tokens that allow freelancers to bid on projects on our platform), freelancer withdrawals, and foreign currency exchange.
GSV is an important metric because it represents the amount of business transacted through our platform. Our marketplace revenue is primarily comprised of the service fees paid by freelancers as a percentage of the total amount freelancers charge clients for services accessed through our platform. Therefore, marketplace revenue is correlated to GSV, and we believe that our marketplace revenue will grow as GSV grows, although they could grow at different rates. For a discussion of how we measure and evaluate the correlation between marketplace revenue and GSV, see “—Marketplace Take Rate” below. Growth in the number of core clients and increased client spend retention are the primary drivers of GSV growth, and we expect the client spend retention trends discussed in “—Client Spend Retention,” below, to affect the rate at which GSV grows. We expect our GSV to fluctuate between periods due to a number of factors, including the volume of projects that are posted by clients on our platform as well as the characteristics of those projects, such as size, duration, pricing, and other factors, including the current COVID-19 pandemic, the impact of the pandemic on our clients’ businesses, and the timing of the removal of restriction-in-place orders, both globally and in localized areas.

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
Long-term and recurring use by freelancers and clients are the primary drivers of growth in our marketplace and give us increased revenue visibility. While continued use of our platform by freelancers is a factor that impacts our ability to attract and retain clients, our platform currently has a significant surplus of freelancers in relation to the number of clients actively engaging freelancers. This surplus has increased as a result of the COVID-19 pandemic, as we have experienced an increase in the number of independent professionals applying to join our platform. As a result of this surplus, we primarily focus our efforts on retaining client spend and acquiring new clients, as opposed to acquiring new freelancers and retaining existing freelancers. Moreover, we generate revenue when clients engage and pay freelancers, therefore, our key metrics and operating results are directly impacted by client spend. On the other hand, the number of freelancers retained between periods is merely one of many factors that may impact client spend in a particular period and is not a primary driver of our key metrics and operating results. For these reasons, we do not calculate or consider freelancer retention metrics in evaluating our business.
As of March 31, 2020, client spend retention was 102%, down from 107% as of March 31, 2019. We believe that this decline in client spend retention—from its historically highest levels in 2018 and the first quarter of 2019—follows from the acceleration in client spend retention that occurred subsequent to the launch of our U.S.-to-U.S. domestic marketplace offering in the second half of 2017, which initiated a substantial increase in the average hourly earnings rate of freelancers. These hourly rates stabilized over the course of 2019, causing the reduction in retention rate. We believe this trend will continue in 2020, and we expect the long-term historical performance of this metric to range between 98% and 100%. Moreover, following the launch of our U.S.-to-U.S. domestic marketplace offering, an increasing proportion of U.S. clients are engaging primarily U.S. freelancers. We are observing that U.S. clients that engage solely U.S. freelancers post higher-budget projects and pay higher rates initially but, to date, have exhibited lower client spend retention than the rest of our clients. As we acquire more mid-market, large enterprise, and global clients in current and future periods, we expect them to continue to make positive contributions to our client spend retention in future years. For these and other reasons, client spend retention will continue to vary from period to period due to client size and spending behavior, among other factors, including the impact of the ongoing COVID-19 pandemic, the related shelter-in-place orders, and the resulting macroeconomic downturn on the businesses and spending behavior of our clients.
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
Marketplace revenue is an important metric because it is the primary driver of our business model, and we believe it provides greater comparability to other online marketplaces. The growth rate of marketplace revenue fluctuates in relation to the growth rate of GSV. Therefore, marketplace revenue is correlated to GSV, and we believe that our marketplace revenue will grow as GSV grows, although they could grow at different rates. We expect our marketplace revenue growth rates to continue to vary from period to period due to a variety of other factors such as the impact of the COVID-19 pandemic on the businesses and spending behavior of our current and prospective clients; the number of Sundays (i.e., the day we bill and recognize revenue for the majority of our freelancer service fees each week) in any given quarter, or the number of Mondays (i.e., the day we bill and recognize revenue for a substantial portion of our client fees each week); the lapping of significant launches of new products, pricing changes, and other monetization efforts; the performance of client spend retention; and the ability of the recent and continued investment in our enterprise sales team to accelerate the acquisition of, and achieve increased spend from, Upwork Enterprise and Business clients, and the timing of those results.
Marketplace Take Rate
Marketplace take rate measures the correlation between marketplace revenue and GSV and is calculated by dividing marketplace revenue by marketplace GSV. Marketplace take rate is an important metric because it is the key indicator of how well we monetize spend on our platform from our Upwork Basic, Plus, Business, and Enterprise offerings, and other premium offerings. We expect our marketplace take rate to vary from period to period as marketplace revenue and GSV vary as a result of a variety of factors, such as the number of Sundays (i.e., the day we bill and recognize revenue for the majority of our freelancer service fees each week) in any given quarter, or the number of Mondays (i.e., the day we bill and recognize revenue for a substantial portion of our client fees each week); pricing changes; the ability of the recent and continued investment in our enterprise sales team to accelerate the acquisition of, and achieve increased spend from, our Upwork Enterprise and Business clients and the timing of those results; and ongoing efforts to improve processes on our platform, including, but not limited to, project proposals and purchases of Connects.
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
The following table presents a reconciliation of net loss, the most directly comparable financial measure prepared in accordance with U.S. GAAP, to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Net Loss	$(10,021)	$(5,160)
Add back (deduct):
Stock-based compensation expense	5,537	4,295
Depreciation and amortization	2,308	1,532
Interest expense	230	373
Other (income) expense, net	731	(479)
Income tax provision	9	1
Tides Foundation common stock warrant expense	188	252
Adjusted EBITDA	$(1,018)	$814

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

Business

For businesses looking for a flexible talent solution that scales with them.

Everything in **Plus**, and:

- Consolidated billing and invoicing with net 30 pay
- Dedicated team of advisors to get you hiring faster and more successfully
- Detailed reporting with company insights and trends

Client fees: Approximately $850 monthly subscription charge; plus 10% of freelancer billing to client

Freelancer fee: 10% of billing to client, waived if freelancer was brought to the platform by the client due to preexisting relationship (“BYO” program)

Enterprise

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

Client fees: Individualized monthly subscription charge; plus 10% of freelancer billing to client (20% if client is using Compliance offering)

Freelancer fee: 10% of billing to client, waived if freelancer was brought to the platform by the client due to preexisting relationship (“BYO” program)

Although the COVID-19 pandemic did not have a material adverse impact on our financial results for the first quarter of 2020, it may result in significant reductions in demand for our products and services, especially with respect to our small- and medium-sized business clients, from which we derive a substantial portion of our GSV and revenue. As a result, we expect revenue will be lower in the second quarter than we initially anticipated at the beginning of 2020. We are continuously evaluating the nature and extent of the impact to our business, operating results, and financial condition.
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
Gross Profit and Gross Margin. Our gross profit and gross margin may fluctuate from period-to-period. Such fluctuations may be influenced by our revenue, the mix of payment methods that our clients choose, the timing and amount of investments to expand hosting capacity, our continued investments in our services and support teams, the timing and amounts paid to freelancers in connection with our managed services offering, and the amortization expense associated with capitalized internal-use software and platform development costs. In addition, gross margin will be impacted by fluctuations in our revenue mix between marketplace revenue and managed services revenue. For example, our managed services revenue grew at a slower rate than our marketplace revenue for the three months ended March 31, 2020 compared to the same period in 2019, and we anticipate this trend to continue, as we primarily focus on increasing client usage of and spend on our marketplace offerings. We expect gross margin to remain consistent throughout 2020 primarily due to the costs we will incur in the second half of 2020 as a result of our migration from the AWS data centers in California to the AWS data center in Oregon.
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
Sales and Marketing. Sales and marketing expense consists primarily of expenses related to personnel-related costs, including sales commissions, which we expense as they are incurred, and advertising and marketing activities. We continue to invest in our sales and marketing capabilities and in light of COVID-19 are focused on increasing our investment in brand awareness, marketing campaigns, and, to a lesser extent, in our enterprise sales team in an effort to accelerate our acquisition of Upwork Enterprise and Business clients. We expect this expense to increase in absolute dollars in future periods, although this expense expressed as a percentage of total revenue may vary from period-to-period.
General and Administrative. General and administrative expense consists primarily of personnel-related costs for our executive, finance, legal, human resources, corporate development, and operations functions; outside consulting, legal, and accounting services; and insurance. We expect to continue to invest in corporate infrastructure and to incur additional expenses associated with operating as a public company, including increased legal and accounting costs, investor relations costs, insurance premiums, and compliance costs. As a result, we expect general and administrative expense to increase in absolute dollars in future periods, although this expense, expressed as a percentage of total revenue, may vary from period to period.

Provision for Transaction Losses. Provision for transaction losses consists primarily of losses resulting from fraud and bad debt expense associated with our trade and client receivables balance and transaction losses associated with chargebacks. Provisions for these items represent estimates of losses based on our actual historical incurred losses and other factors. We expect provisions for transaction losses to increase proportionally as GSV grows and may experience higher transaction losses as a result of COVID-19. As a result, we expect provision for transaction losses to increase in absolute dollars in future periods, although expressed as a percentage of total revenue, this expense may vary from period to period.
Interest Expense
Interest expense consists of interest on our outstanding borrowings.
Other (Income) Expense, Net
Other (income) expense, net consists primarily of gains and losses from foreign currency exchange transactions and interest income that we earn from our deposits in money market funds and investments in marketable securities.

Results of Operations
The following table sets forth our condensed consolidated results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue
Marketplace	$74,782	$60,455
Managed services	8,414	8,021
Total revenue	83,196	68,476
Cost of revenue(1)	23,485	21,125
Gross profit	59,711	47,351
Operating expenses
Research and development(1)	19,348	15,800
Sales and marketing(1)	30,678	20,518
General and administrative(1)	17,824	15,661
Provision for transaction losses	912	637
Total operating expenses	68,762	52,616
Loss from operations	(9,051)	(5,265)
Interest expense	230	373
Other (income) expense, net	731	(479)
Loss before income taxes	(10,012)	(5,159)
Income tax provision	(9)	(1)
Net loss	$(10,021)	$(5,160)

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$174	$144
Research and development	1,950	1,380
Sales and marketing	928	642
General and administrative	2,485	2,129
Total stock-based compensation	$5,537	$4,295

Comparison of the Three Months Ended March 31, 2020 and 2019
Revenue

(in thousands, except percentages)	Three Months Ended March 31,
	2020	2019	Change
Marketplace	$74,782	$60,455	$14,327	24%
Percentage of total revenue	90%	88%
Managed services	$8,414	$8,021	393	5%
Percentage of total revenue	10%	12%
Total revenue	$83,196	$68,476	$14,720	21%
For the three months ended March 31, 2020, total revenue was $83.2 million, an increase of $14.7 million, or 21%, as compared to the same period in 2019.
For the three months ended March 31, 2020, marketplace revenue represented 90% of total revenue and increased by $14.3 million, or 24%, compared to the same period in 2019. Marketplace revenue increased primarily due to an increase in GSV, which grew by 15%, primarily driven by a 16% increase in the number of core clients as of March 31, 2020 compared to March 31, 2019. We believe these increases in marketplace revenue, GSV, and core clients were primarily due to investments in sales and marketing to acquire new clients and drive brand awareness, the launch of new offerings such as Upwork Plus and Upwork Business, and to ramp up our sales organization, the recent changes made in the pricing and packaging of Connects purchases in 2019, and investments in research and development to build new product features, and we intend to continue to focus on these efforts. As a result of the COVID-19 pandemic, market and economic conditions are rapidly changing and are disrupting the businesses of many of our clients, which resulted in a reduction in spend on our platform and led to a reduction in revenue growth by approximately 1% year-over-year during the three months ended March 31, 2020. As a result of a decline in client spend on our platform from our clients that have been impacted by the COVID-19 pandemic, we expect revenue in the second quarter will be lower than we initially anticipated at the beginning of 2020. Freelancer service fees generated $44.1 million and $40.6 million of marketplace revenue during the three months ended March 31, 2020 and 2019, respectively. Client payment processing and administration fees generated $12.2 million and $9.3 million of marketplace revenue during the three months ended March 31, 2020 and 2019, respectively.
Managed services revenue represented 10% and 12% of total revenue for the three months ended March 31, 2020 and 2019, respectively. Managed services revenue increased by $0.4 million, or 5%, for the three months ended March 31, 2020 compared to the same period in 2019. Managed services revenue grew at a slower rate than our marketplace revenue in the three months ended March 30, 2020 compared to the same period in 2019, and we anticipate this trend to continue as we primarily focus on increasing client usage of and spend on our marketplace offerings.
Cost of Revenue and Gross Margin

(in thousands, except percentages)	Three Months Ended March 31,
	2020	2019	Change
Cost of revenue	$23,485	$21,125	$2,360	11%
Components of cost of revenue:
Cost of freelancer services to deliver managed services	6,962	6,763	199	3%
Other components of cost of revenue	16,523	14,362	2,161	15%
Total gross margin	72%	69%
For the three months ended March 31, 2020, cost of revenue increased by $2.4 million, or 11%, compared to the same period in 2019. The increase was primarily due to a $2.2 million, or 15%, increase in other components of cost of revenue, which was driven by an increase of $0.9 million in payment processing fees due to an increase in client spend on our platform, $0.7 million in amortization of capitalized platform development costs, and a $0.5 million increase in third-party hosting costs.

Research and Development

(in thousands, except percentages)	Three Months Ended March 31,
	2020	2019	Change
Research and development	$19,348	$15,800	$3,548	22%
Percentage of total revenue	23%	23%
For the three months ended March 31, 2020, research and development expense increased by $3.5 million, or 22%, as compared to the same period in 2019. The increase was primarily due to an increase in personnel-related costs of $4.5 million, including $0.4 million related to our changes in organizational structure, partially offset by the capitalization of $1.1 million of additional internal-use software and platform development costs.
Sales and Marketing

(in thousands, except percentages)	Three Months Ended March 31,
	2020	2019	Change
Sales and marketing	$30,678	$20,518	$10,160	50%
Percentage of total revenue	37%	30%
For the three months ended March 31, 2020, sales and marketing expense increased by $10.2 million, or 50%, as compared to the same period in 2019. This increase was primarily due to year-over-year increases of $4.6 million in marketing and advertising costs due to our ongoing digital marketing and advertising programs and our TV and radio advertising campaign, $4.5 million in personnel-related costs to build out our enterprise sales team, including both sales commissions that we expense as incurred and $0.5 million related to our changes in organizational structure, and $1.1 million in amortization of licensed software and facilities-related and other costs resulting from ongoing business growth. In an effort to accelerate our acquisition of Upwork Enterprise and Business clients, we will continue to invest in our sales and marketing capabilities and, and in light of COVID-19, are focused on increasing our investment in brand awareness, marketing campaigns, and, to a lesser extent, in our enterprise sales team.
General and Administrative

(in thousands, except percentages)	Three Months Ended March 31,
	2020	2019	Change
General and administrative	$17,824	$15,661	$2,163	14%
Percentage of total revenue	21%	23%
For the three months ended March 31, 2020, general and administrative expense increased by $2.2 million, or 14%, as compared to the same period in 2019. This increase was primarily due to increases of $2.3 million in personnel-related costs and $0.5 million in outside consulting and other professional services, partially offset by reductions in software and other expenses of $0.6 million.
Provision for Transaction Losses

(in thousands, except percentages)	Three Months Ended March 31,
	2020	2019	Change
Provision for transaction losses	$912	$637	$275	43%
Percentage of total revenue	1%	1%
For the three months ended March 31, 2020, provision for transaction losses increased by $0.3 million, or 43%, as compared to the same period in 2019, and represented approximately 1% of revenue for each period. We expect provisions for transaction losses to be between 1% and 2% of revenue and to increase proportionally as GSV grows; however, as a result of COVID-19, provision for transaction losses may increase as a percentage of revenue.

Interest Expense and Other (Income) Expense, Net

(in thousands, except percentages)	Three Months Ended March 31,
	2020	2019	Change
Interest expense	$230	$373	$(143)	(38)%
Other (income) expense, net	731	(479)	1,210	(253)%
For the three months ended March 31, 2020, other expense, net was $0.7 million, as compared to other income, net of $0.5 million for the same period in 2019, which was primarily driven by higher volumes of foreign currency transactions resulting from additional foreign currencies added in the second quarter of 2019, as well as additional exchange losses in the three months ended March 31, 2020.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, and amounts available for borrowing under our Loan and Security Agreement, as amended (the “Loan Agreement”) referred to below under “—Term and Revolving Loans.” Our cash equivalents and marketable securities primarily consist of commercial paper, treasury bills, and U.S. government securities. As of March 31, 2020 and December 31, 2019, we had $65.6 million and $48.4 million in cash and cash equivalents, respectively. As of March 31, 2020 and December 31, 2019, we had $79.7 million and $85.5 million in marketable securities, respectively.
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
We also believe that our principal sources of liquidity will allow us to manage the impact of the COVID-19 pandemic on our business operations for the foreseeable future, which could include reductions in revenue and delays in payments from users, as further described below in “Risk Factors—Our business is experiencing, and is expected to continue to experience, an adverse impact from the ongoing COVID-19 pandemic” in Part II, Item 1A in this Quarterly Report. The challenges posed by the COVID-19 pandemic on our business are expected to evolve rapidly. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to the COVID-19 pandemic.
Escrow Funding Requirements
As a licensed internet escrow agent, we offer escrow services to users of our platform and, as such, we are required to hold our users’ escrowed cash and in-transit cash in trust as an asset and record a corresponding liability for escrow funds held on behalf of freelancers and clients on our balance sheet. Escrow regulations require us to fund the trust with our operating cash to cover shortages due to the timing of cash receipts from clients for completed hourly billings. As of March 31, 2020 and December 31, 2019, funds held in escrow were $123.6 million and $108.7 million, respectively. To the extent we have not yet collected funds for hourly billings from clients which are in transit due to timing differences in receipt of cash from clients and payments of cash to freelancers, we may, from time to time, utilize the revolving line of credit under our Loan Agreement to satisfy escrow funding requirements.

Term and Revolving Loans
Under our Loan Agreement, the aggregate amount of the facility is up to $49.0 million, consisting of a term loan in the original principal amount of $15.0 million (the “First Term Loan”), a term loan in the original principal amount of $9.0 million (the “Second Term Loan” and, together with the First Term Loan, the “Term Loans”), and a revolving line of credit, which permits borrowings of up to $25.0 million subject to customary conditions. Among other things, we may only borrow funds under the revolving line of credit if, after giving effect thereto, total borrowings under the line of credit do not exceed a specified percentage of eligible trade and client accounts receivable. The First Term Loan, Second Term Loan, and revolving line of credit mature in March 2022, September 2022, and September 2020, respectively. All borrowings under the Loan Agreement bear interest at floating rates, and, therefore, our borrowing costs are affected by changes in market interest rates.
As a result of the uncertainty caused by the COVID-19 pandemic, we drew down $15.0 million under the revolving line of credit in March 2020 and an additional $3.0 million in April 2020.
Our obligations under the Loan Agreement are secured by first priority liens on substantially all of our assets excluding our intellectual property (but including proceeds therefrom) and the funds and assets held by our subsidiary Upwork Escrow Inc. (“Upwork Escrow”). The Loan Agreement prohibits us from pledging our intellectual property. The Loan Agreement also includes a restriction on dividend payments, other than dividends payable solely in common stock. The Loan Agreement contains affirmative covenants, including a covenant requiring that we maintain an adjusted quick ratio, and also contains certain non-financial covenants. We were in compliance with our covenants under the Loan Agreement as of March 31, 2020 and December 31, 2019.
During the three months ended March 31, 2020, we repaid $1.3 million related to the First Term Loan and $0.6 million related to the Second Term Loan. Pursuant to the terms of the Loan Agreement, we commenced repayment on the Term Loans in April 2019; accordingly, there were no repayments during the three months ended March 31, 2019.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(1,702)	$(29,395)
Net cash provided by (used in) investing activities	2,924	(76,527)
Net cash provided by financing activities	31,106	47,663
Net increase (decrease) in cash, cash equivalents, and restricted cash	$32,328	$(58,259)
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
For the three months ended March 31, 2020, net cash used in operating activities was $1.7 million, which resulted from non-cash charges of $9.6 million, offset by a net loss of $10.0 million and net cash outflows of $1.3 million from changes in operating assets and liabilities. The change in operating assets and liabilities primarily resulted from the increase in trade and client receivables of $5.9 million. Due to fluctuations in revenue and the number of transactions on our platform, coupled with fluctuations in the timing of cash receipts from clients and the impact of the COVID-19 pandemic on our business, our trade and client receivables will likely continue to fluctuate in the future.
For the three months ended March 31, 2019, net cash used in operating activities was $29.4 million, which resulted from non-cash charges of $7.3 million, offset by a net loss of $5.2 million and net cash outflows of $31.5 million from changes in operating assets and liabilities. The end of the first quarter of 2019 fell on a Sunday, which directly impacted our trade and client receivables balance as of March 31, 2019. The change in operating assets and liabilities primarily resulted from the increase in trade and client receivables of $26.1 million. Additionally, changes in accrued expenses and other liabilities generated net cash outflows of $4.1 million primarily related to the payment of fixed asset purchases that we accrued for at December 31, 2018.
Investing Activities
For the three months ended March 31, 2020, net cash provided by investing activities was $2.9 million, which was primarily a result of investing $26.8 million in various marketable securities, as well as $2.0 million of internal-use software and platform development costs that we paid during the period and purchases of property and equipment of $1.3 million primarily for leasehold improvements and furniture related to our office lease in Chicago, Illinois. These uses of cash were partially offset by proceeds from maturities of marketable securities of $33.0 million.
For the three months ended March 31, 2019, net cash used in investing activities was $76.5 million, which was primarily a result of investing a portion of our initial public offering proceeds of $71.7 million in various marketable securities during the first quarter of 2019, as well as $1.2 million of internal-use software and platform development costs that we paid during the period and purchases of property and equipment of $3.6 million primarily for leasehold improvements and furniture related to our new office leases.
Financing Activities
For the three months ended March 31, 2020, net cash provided by financing activities was $31.1 million, which resulted primarily from an increase in escrow funds payable of $14.8 million, net proceeds from borrowings on debt of $13.1 million, and cash received from stock option exercises of $3.2 million.
For the three months ended March 31, 2019, net cash provided by financing activities was $47.7 million, which resulted from an increase in escrow funds payable of $21.9 million, the $25.0 million draw on our revolving line of credit in order to satisfy our escrow funding requirements as of March 31, 2019, as well as cash received from stock option exercises of $0.8 million.

Obligations and Other Commitments
Our principal commitments consist of obligations under our non-cancellable operating leases for office space and the Loan Agreement. The following table summarizes our contractual obligations as of March 31, 2020 (in thousands):

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Leases(1)	$37,774	$6,445	$13,085	$11,871	$6,373
Debt principal	31,428	22,571	8,857	—	—
Total contractual obligations	$69,202	$29,016	$21,942	$11,871	$6,373
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
As of March 31, 2020 and December 31, 2019, we had accrued liabilities related to uncertain non-income tax positions based on management’s best estimate of its liability, which are reflected on our condensed consolidated balance sheets. We could be subject to examination in various jurisdictions related to income and non-income tax matters. The resolution of these types of matters, giving recognition to the recorded reserve, could have an adverse impact on our business.
Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any relationships with other entities or financial partnerships such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Except as otherwise disclosed in “Note 2—Basis of Presentation and Summary of Significant Accounting Policies” of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2019 (our “Annual Report”).

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
Interest Rate Risk
The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not make investments for trading or speculative purposes. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Borrowings under our Loan Agreement have variable interest rates. We had $31.4 million and $18.3 million aggregate principal amount of borrowings outstanding under our Loan Agreement as of March 31, 2020 and December 31, 2019, respectively. We do not believe that a hypothetical increase or decrease in interest rates of 100 basis points would have a material impact on our operating results or financial condition.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2020. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Because of the material weakness in our internal control over financial reporting previously disclosed in our Annual Report, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective.
Previously Reported Material Weakness
As disclosed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report, we previously identified a material weakness in our internal control over financial reporting related to the identification of a number of adjustments to our consolidated financial statements that resulted in a revision to previously issued financial statements as of and for the year ended December 31, 2016. We identified the cause of these adjustments was due to growth in the business, which required additional qualified accounting personnel with an appropriate level of experience, and additional controls in the period-end financial reporting process commensurate with the complexity of the business. Accordingly, we have determined that this control deficiency constituted a material weakness in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis.
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
Changes in Internal Control over Financial Reporting
Except as disclosed above with respect to our remediation measures, there were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.
Item 1A. Risk Factors.
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, as well as the other information in this Quarterly Report, including our condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below, or of additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, results of operations, financial condition, and growth prospects. In such an event, the market price of our common stock could decline and you could lose all or part of your investment.
Risks Related to our Business and Industry
Our growth depends on our ability to attract and retain a community of freelancers and clients, and the loss of our users, failure to maintain or grow spend of our current users, or failure to attract new users could adversely impact our business.
The size of our community of users, including both freelancers and clients, is critical to our success. Our ability to achieve significant growth in revenue in the future will depend, in large part, upon our ability to attract new users, including new mid-market, large enterprise, and global account clients, to, and retain existing users on, our platform. Moreover, if we retain users but they do not spend at the rates we expect, our growth will be negatively impacted. Achieving growth in, and retention of, our community of users may require us to increasingly engage in sophisticated, costly, and lengthy sales and marketing efforts that may not result in additional spending users or effectively retain our current users, or may not do so in a cost-effective manner. We may also modify our pricing model or other services and features to attract and retain such users. Such modifications may not have the intended effect of attracting and retaining users and may have unintended negative consequences such as a loss of users or a reduction of user activity or spend on our platform.
In particular, as discussed below in the risk factor titled “Our business is experiencing, and is expected to continue to experience, an adverse impact from the ongoing COVID-19 pandemic,” the COVID-19 pandemic and the resulting global macroeconomic downturn has adversely affected, and is expected to continue to adversely affect, client spend on our platform. In addition, in response to the impact of the COVID-19 pandemic, we may also implement a reduction or elimination of certain fees normally charged to users or may implement other promotions in an effort to support those affected by the COVID-19 pandemic and to retain users or respond to increased competitive conditions or to attract those seeking to engage freelancers for the first time, and any such changes may result in a reduction in revenue and adversely affect our business.
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
Beginning in the second half of 2019, we began evolving our offerings, products, brand positioning, and marketing to better address mid-market, large enterprise, and global account prospects and clients with larger, longer-term talent needs. And more recently, in the wake of the COVID-19 pandemic, we have prioritized our advertising and marketing efforts to reach those new and existing clients seeking to engage with remote freelancers in light of the prevailing shelter-in-place orders or similar measures. The evolution of these and other efforts, either individually or in the aggregate, may not be successful in producing sales or growing client spend from the target clients, and in the event these efforts result in the loss of or reduction in spend by other clients that is not offset by increased activity from mid-market, large enterprise, and global account clients, they may result in a temporary or long-term deceleration in GSV growth.
Users can generally decide to cease using our platform and related services at any time. Users may stop using our platform and related services if the quality of the user experience on our platform, including our support capabilities in the event of a problem, does not meet their expectations or keep pace with the quality of the user experience generally offered by competitive products and services. Users may also choose, and in the past have chosen, to cease using our platform if they perceive that our pricing model, including associated fees, is not in line with the value they derive from our platform, or for other reasons, including cost-cutting measures or other effects of the COVID-19 pandemic. Moreover, as discussed below in the risk factor titled “Users may circumvent our platform, which could adversely impact our business,” users may circumvent our platform and pay freelancers directly, which may happen more frequently during the COVID-19 pandemic, as users may be more cost sensitive or reduce their spending altogether during such period. In addition, expenditures by clients may be cyclical and may reflect overall economic conditions or budgeting patterns.
Any decrease in the attractiveness of our platform, failure to retain users, or reduced spending by clients could lead to decreased traffic on our platform, diminished network effects, or a drop in GSV on our platform, which could adversely affect our business, revenue, financial condition, and operating results. We expect our GSV to fluctuate between periods due to a number of factors, including the volume and characteristics of projects that are posted by clients on our platform, such as size, duration, pricing, and other factors.
If users stop using, or reduce their use of, our platform and services for any reason, including the foregoing reasons, our revenue and business would be adversely affected.
We have a history of net losses, anticipate increasing our operating expenses in the future, and may not achieve or sustain profitability.
We have a history of incurring net losses, and we expect to incur net losses for the foreseeable future. For the three months ended March 31, 2020 and the years ended December 31, 2019 and 2018, we incurred net losses of $10.0 million, $16.7 million, and $19.9 million, respectively. As of March 31, 2020, we had an accumulated deficit of $182.0 million. We expect to make significant future expenditures related to the development and expansion of our business, including investing in marketing programs and activities, such as brand promotion efforts; enhancing our Upwork Enterprise, Upwork Business and other premium offerings; expanding our sales force; broadening and deepening the categories on our platform; expanding our delivery models; promoting client engagement of those freelancers that typically optimize to deliver larger projects, including through our Upwork Payroll offering; enhancing our U.S.-to-U.S. domestic marketplace offering and our mobile product offering; and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These and other efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. While our revenue has grown in recent years, we may not be able to sustain the same level of growth in future periods, or at all. If our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot ensure that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.

We have a limited operating history under our current business strategy and pricing model, which makes it difficult to evaluate our business and future prospects.
We recently evolved, and will continue to evolve, our sales, marketing, and brand positioning efforts to expand our focus on mid-market, large enterprise, and global account clients with larger, longer-term talent needs. To better serve this market segment, in recent years we have expanded our Upwork Enterprise offering and recently launched our Upwork Business offering, both of which help enterprises and other larger businesses connect with freelancers and provide these larger clients with additional products and services. We also continue to develop our current offerings and create and test additional premium offerings, features, and services. Moreover, we made significant changes to our pricing model in 2016 and launched our U.S.-to-U.S. domestic marketplace offering in the second half of 2017. In 2019, we launched other pricing changes, including new paid membership types for clients and new Connects pricing for freelancers. In addition, we recently launched “Direct Contracts,” a service for freelancers to easily charge clients that are not registered users on Upwork’s platform. As a result, our current business strategy and pricing model have not been fully proven, and we have only a limited operating history under our current business strategy and pricing model to evaluate our business and future prospects, which subjects us to a number of uncertainties, including our ability to plan for and model future growth and make projections regarding our future performance. Our historical revenue growth should not be considered indicative of our future performance. We have encountered, and will continue to encounter, risks, difficulties, and uncertainties frequently experienced by growing companies in rapidly changing industries, including our ability to achieve market acceptance of our platform and attract and retain users, as well as increasing competition and increasing expenses as we continue to grow our business. In addition, we have in the past, and may in the future, see unexpected or unintended effects, sometimes negative, as a result of changes to our pricing model, products and offerings, and sales, brand positioning, and marketing efforts, including a failure to attract new clients or the loss of spend from existing clients. For example, in 2019 we experienced a decline in client spend retention, which we believe was related to the launch of our U.S.-to-U.S. domestic marketplace offering in the second half of 2017, as discussed in the section titled “Management’s Discussion and Analysis for Financial Condition and Results of Operations—Key Financial and Operational Metrics.” We cannot ensure that we will be successful in addressing these and other challenges we may face in the future, and our business may be adversely affected if we do not manage these challenges successfully. In addition, we may not achieve sufficient revenue to achieve or maintain positive cash flow from operations or profitability in any given period, or at all.
Because we derive the substantial majority of our revenue from our marketplace offerings, with most of our marketplace revenue derived from our Upwork Basic, Plus, Business, and Enterprise offerings, our inability to generate revenue from our marketplace offerings would adversely affect our business operations, financial results, and growth prospects.
Currently, we derive, and expect to continue to derive in the near future, the substantial majority of our revenue from our marketplace offerings, with most of our marketplace revenue derived from our Upwork Basic, Plus, Business, and Enterprise offerings. As such, market acceptance of our marketplace offerings is critical to our continued success, and any failure of our platform to meet users’ expectations with respect to user experience or the failure of specific features to be effective in attracting and retaining users, such as onboarding, search, or matching features, could have a negative impact on our business. Demand for our marketplace offerings is affected by a number of factors beyond our control, including the timing of development and release of new products and services by our competitors, our ability to respond to technological change and to innovate and grow, contraction in our market, client spending patterns, macroeconomic effects, such as those resulting from the COVID-19 pandemic, and the other risks identified herein. Moreover, as a result of the COVID-19 pandemic, we are experiencing an increase in the number of users requesting a reduction of our fees and an increase in transaction losses due to declined payment methods and chargebacks. If we are unable to continue to meet user demands, to expand the categories of services offered on our platform, or to achieve and maintain more widespread market acceptance of our marketplace offerings, our business operations, financial results, and growth prospects could be adversely affected.
If we are not able to develop and release new products and services, or develop and release successful enhancements, new features, and modifications to our existing products and services, our business could be adversely affected.
The market for our platform is characterized by rapid technological change, frequent product and service introductions and enhancements, changing user demands, and evolving industry standards. The introduction of products and services embodying new technologies can quickly make existing products and services obsolete and unmarketable. We invest substantial resources in researching and developing new products and services and enhancing our platform by incorporating additional features, improving functionality, and adding other improvements to meet our users’ evolving demands in our highly competitive industry. The success of any enhancements or improvements to, or new features of, our platform or any new products and services depends on several factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies on our platform and third-party partners’ technologies, overall demand and market acceptance, and resulting user activity that is consistent with the intent of such products or services. We cannot be sure that we will succeed, on a timely or cost-effective basis, in developing, marketing, and delivering enhancements or new features to our platform or any new products and services that respond to continued changes in the market for talent or business services, nor can we be sure that any enhancements or new features to our platform or any new products and services will achieve market acceptance or produce the intended effect. In the past, we have experienced unintended negative effects, including reduced client spend retention, from certain modifications to our products and services. For example, in 2019 we experienced a decline in client spend retention which we believe was related to the launch of our U.S.-to-U.S. domestic marketplace offering in the second half of 2017, as discussed in the section titled “Management’s Discussion and Analysis for Financial Condition and Results of Operations—Key Financial and Operational Metrics.”
Because further development of our platform is complex, challenging, and dependent upon an array of factors, the timetable for the release of new products and services and enhancements to existing products and services is difficult to predict, and we may not offer new products and services as rapidly as users of our platform require or expect. Any new products or services that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, may not be properly integrated with new and existing technologies on our platform or third-party partners’ technologies, may not achieve the broad market acceptance necessary to generate sufficient revenue, or may adversely impact existing client spend and user growth and retention. Moreover, even if we introduce new products and services, we may experience a decline in revenue from our existing products and services that is not offset by revenue from the new products or services. In addition, we may lose existing users that choose to use competing products or services. This could result in a temporary or permanent decrease in revenue and adversely affect our business.
Our business is experiencing, and is expected to continue to experience, an adverse impact from the ongoing COVID-19 pandemic.
The COVID-19 pandemic has adversely impacted our business and could result in significant reductions in demand for our products and services, especially with respect to our small- and medium-sized business clients, which could be most impacted by the resulting macroeconomic downturn and from which we derive a substantial portion of our GSV and revenue. If these clients reduce their spending or cease operations entirely, the COVID-19 pandemic may have a material adverse effect on our business, financial condition, results of operations, and cash flows. The extent to which the ongoing COVID-19 pandemic will continue to adversely affect our business, financial condition, results of operations, and cash flow will depend on future developments, which are highly uncertain and cannot reasonably be predicted with confidence at this time, including the duration, spread, and severity of the outbreak; government responses to the pandemic and potential restrictions on our business and the businesses of our users; the impact of the pandemic on the U.S. and global economies and demand for our offerings; how quickly and to what extent normal economic and operating conditions resume; and the reaction of users and potential users to these developments, among others, and nearly all aspects of our business could be adversely affected. The potential impacts of such developments include, but are not limited to:
•Reduced client demand for freelancer services through our platform, resulting in lower GSV and lower revenue;
•Reduced client spend on our products and services;
•Delayed or missed client payments to us or freelancers on our platform, which may also result in increased transaction losses, numbers of disputes with users, and costs as we seek to compel payment, which we may not be able to recover;
•Increased costs or reduced revenue as a result of marketing and promotional efforts to reach and support those affected by the COVID-19 pandemic;

•Increased obligations to satisfy our escrow funding requirements with our own funds or by drawing on our line of credit as a result of more frequent declines of client payment methods or increased client-issued chargebacks, which would negatively impact our cash flows and may result in higher credit card processing fees and higher interest payments under our Loan Agreement;
•Increased risk of fraud or other illegal activity conducted by bad actors seeking to take advantage of our customers or us due to the uncertainty around the COVID-19 pandemic;
•Reduced GSV and revenue as a result of increased user circumvention of our platform;
•Reduced availability of key personnel to conduct important business activities, such as providing support to users and developing new products or offerings;
•The diversion of resources and attention of our management and workforce away from important ongoing initiatives, including the introduction of new, or modifications to existing, offerings and products, as well as long-term strategic investments and business objectives;
•Impacts on payment partners, disbursement partners, or other important third-party partners may cause delays in processing payments to freelancers or other important functions of our platform, result in an increase in payment transaction costs, or cause a decline in quality of service, negatively affect our reputation or user activity on our platform, or increase our operating costs;
•Reduced ability to attract, train, integrate, and retain highly-skilled personnel;
•Longer sales cycles due to slower decision-making, reduced budgets, or delays in planned work by existing and potential clients;
•Difficulty in business planning and forecasting due to significant uncertainty in the impact of COVID-19 on all aspects of our business and on our clients and freelancers and other business partners;
•Significant disruption of global financial markets, which may impact our ability to access capital now or in the future or make capital available only on terms less favorable to us;
•Impairments to our goodwill or other long-term assets if their carrying value exceeds their fair value;
•Reduced spend by clients or availability of freelancers located in areas or regions more affected by the COVID-19 pandemic;
•Reduced sublease income as a result of our sublease tenants being unable or unwilling to make the rental payments set forth in their respective sublease agreement;
•Reduced ability to maintain our financial reporting systems and internal control over financial reporting, including our ability to ensure timely compliance with disclosure requirements under the Securities Exchange Act of 1934; and
•De-globalization, which may result in clients being less willing to connect with non-U.S. users of our platform.
Although the COVID-19 pandemic did not have a material adverse impact on our financial results for the first quarter of 2020, the rapidly changing market and macroeconomic conditions caused by the COVID-19 pandemic has disrupted the business of many of our clients, which resulted in a reduction in spend on our platform for some of those affected clients. Many of these risk factors are unpredictable and outside of our control, and any of these factors could amplify the other risks and uncertainties described elsewhere in this Quarterly Report. It is uncertain what impact that the various legislative and other government responses being undertaken in the United States and other countries in which our users are located will have on the economy, our industry, our partners, our users, and our company. In connection with the COVID-19 pandemic, we have also implemented measures to protect the health of our workforce, including by requiring all employees to work remotely for an indefinite period of time. This and other policies may negatively impact workforce productivity and may cause disruptions to our business. There can be no assurance that these measures will be effective, however, or that we can adopt them without adversely affecting our business operations. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of the macroeconomic downturn that has occurred as a result and is likely to continue in the future.

Our operating results may fluctuate from quarter to quarter, which makes our future results difficult to predict.
Our quarterly operating results have fluctuated in the past and may fluctuate in the future. Additionally, we have a limited operating history under our current business strategy and pricing model, and we make pricing and other changes from time to time, all of which make it difficult to forecast our future results. As a result, you should not rely upon our past quarterly operating results as indicators of future performance. You should take into account the risks, difficulties, and uncertainties frequently encountered by companies in rapidly evolving markets. Our operating results in any given quarter can be influenced by numerous factors, many of which are unpredictable or are outside of our control, including:
•ongoing uncertainty and impact on the global economy and spending by large, medium and small enterprises relating to the COVID-19 pandemic, availability of qualified freelancers, and uncertainty regarding the timing and nature of any future economic recovery, as discussed further above;
•our ability to generate significant revenue from our Upwork Basic, Plus, Business, and Enterprise offerings, and our other premium offerings;
•spending patterns of clients, including whether those clients that use our platform frequently, or for larger projects, reduce their spend, stop using our platform, or change their method of payment to us, including in each case as a result of the implementation of new pricing or the introduction of new or modified products or services on our platform, such as the changes made in the pricing and packaging of Connects purchases in 2019 and any pricing or other changes made in response to the COVID-19 pandemic;
•our ability to maintain and grow our community of users, including our ability to acquire mid-market, large enterprise and global account clients with larger, longer-term talent needs and qualified freelancers;
•our ability to attract, retain and grow small- and medium-sized business client accounts when focusing on larger client growth;
•the success of our marketing and brand positioning efforts;
•the productivity and effectiveness of our sales force;
•the length and complexity of our sales cycles;
•fluctuations in gross margin and managed services revenue due to our recognition of the entire GSV from our managed services offering as revenue, including the amounts paid to freelancers;
•the impact of public health pandemics, especially the COVID-19 pandemic;
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
•the number of users circumventing our platform and our fees, which could increase during economic downturns, such as the current macroeconomic downturn resulting from the COVID-19 pandemic;
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
•fluctuations in the mix of payment provider costs and the revenue generated from payment providers;
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
•the impact of new laws and regulations, or changes in interpretation of existing laws and regulations, on the products and services offered on our platform;

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
The Upwork brand did not exist before 2015. We believe that developing, maintaining, and enhancing awareness and integrity of our brand and reputation in a cost-effective manner are important to achieving widespread acceptance and use of our platform and are important elements in attracting new users and retaining existing users. Successful promotion and positioning of our brand, products, and our business model depends on, among other things, the effectiveness of our marketing efforts and brand messaging, our ability to provide a reliable, trustworthy, and useful platform and products at competitive prices, the perceived value of our platform and products, and our ability to provide quality support. In order to reach the brand awareness and acceptance levels of some of our competitors, we will need to continuously invest in marketing programs that may not be successful in achieving meaningful awareness and acceptance levels, particularly during early phases of expansion into newer customer awareness segments. Further, brand promotion activities may not resonate with existing or potential users or yield increased revenue, including any brand promotion efforts in response to the COVID-19 pandemic, and even if they do, the increased revenue may not offset the expenses we incur in building and maintaining our brand and reputation. For example, we invested heavily in advertising in the United States in 2019 and 2020 to increase our brand awareness, and it is not certain that these investments have had or will have a positive impact on our brand or will be cost effective. We have also recently evolved our marketing and brand positioning efforts to expand our focus on mid-market, larger enterprise, and global account clients, with larger, longer-term talent needs and may not be successful in achieving the brand awareness and acceptance levels with this market segment, in a cost-effective manner, or without harming other areas of our business.
To protect our brand, we also expend substantial resources to register and defend our trademarks and to prevent others from using the same or substantially similar marks. Despite these efforts, we may not always be successful in registering, maintaining, opposing cancellation actions, and preventing misappropriation of our own marks and other intellectual property or preventing registration of confusingly similar marks, and we may suffer dilution, loss of reputation, genericization, or other harm to our brand. We also rely on our community of users in a variety of ways, including their willingness to give us feedback regarding our platform, and failure of our users to provide feedback on their experience on our platform or our failure to adequately address any concerns could negatively impact the willingness of prospective users to use our platform. If we fail to promote and maintain our brand successfully or to maintain loyalty among our users, or if we incur substantial expenses in unsuccessful attempts to promote and maintain our brand, we may fail to attract new users or retain our existing users and our business and financial condition may be adversely affected.
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
New laws, regulations and orders enacted in response to the COVID-19 pandemic may also affect our business in ways that we did not anticipate, and interpretations of existing laws and regulations may be interpreted and enforced differently than they have in the past in response to the COVID-19 pandemic. These laws may change rapidly and compliance may be costly to us. For example, the shelter-in-place orders or similar measures currently enacted in many jurisdictions may result in a loss of productivity of our workforce and our users and our ability to effectively market to new clients, among other things.
As our platform’s geographic scope expands and as we expand the categories of services offered on our platform, regulatory agencies or courts may claim that we, or our users, are subject to additional requirements, or are prohibited from conducting our business, or conducting business with us, in or with certain jurisdictions, either generally or with respect to certain services, or that we are otherwise required to change our business practices. It is also possible that certain provisions in agreements with our users or service providers, or between freelancers and clients, or the fees we charge, may be found to be unenforceable or not compliant with applicable law.
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
New approaches to policy-making and legislation may also produce unintended harms for our business, which may impact our ability to operate our business in the manner in which we are accustomed. For example, there has been increased focus on worker classification and independent contractor regulations which has led in part to the adoption of a new law in California, and it is possible that other jurisdictions will implement similar laws and regulations, as discussed in the risk factor titled “There may be adverse tax, legal, and other consequences if the contractor classification or employment status of freelancers that use our platform is challenged.” These laws and regulations may have impact that is far-reaching, including on the independent professionals that use our platform and their clients. Any of these regulations could negatively impact our users, including perceptions regarding their use of our platform, or have a material adverse effect on the demand for freelancers on our platform or on the manner in which we are able to operate our platform.
As we look to expand our international footprint over time, we may become obligated to comply with additional laws and regulations of the countries or markets in which we operate or have users. We may be harmed if we are found to be subject to new or existing laws and regulations or if those laws are interpreted and applied to us in a manner that harms our business or is inconsistent with the application of U.S. laws, including those concerning worker classification, independent contractors, employment, payments, whistleblowing and worker confidentiality obligations, COVID-19 related laws, intellectual property, consumer protection, taxation, privacy, data security, benefits, unionizing and collective action, arbitration agreements and class action waiver provisions, unfair competition, terms of service, website accessibility, background checks, and escheatment. In addition, contractual provisions that are designed to protect and mitigate against risks, including terms of service, arbitration and class action waiver provisions, disclaimers of warranties, limitations of liabilities, releases of claims, and indemnification provisions, could be deemed unenforceable as to the application of these laws and regulations by a court, arbitrator, or other decision-making body. If we are unable to comply with these laws and regulations or manage the complexity of global operations and supporting an international user base successfully or in a cost-effective manner, or if these laws and regulations are found to apply to our users or cause a decline in demand for freelancer services, our business, operating results, and financial condition could be adversely affected.

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
In addition, well-established internet companies, such as Google, LinkedIn, and Amazon, social media platforms, such as Facebook, and businesses that operate driving, delivery, and other commoditized marketplaces, such as Uber Technologies, have entered or may decide to enter into our market segment. Some of these companies have launched or may launch, or have acquired or may acquire companies or assets that offer products and services that directly compete with our platform. For example, LinkedIn launched ProFinder in 2016 and Open for Business in 2019, both of which are services to connect LinkedIn members with one another for freelance service relationships, and recently announced that it intends to create a series of online vertical marketplaces addressing specific skill categories. Many of these established internet companies and other competitors are considerably larger than we are and have considerably greater financial and other resources than we do.
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
We also compete with companies that utilize emerging technologies, such as blockchain, artificial intelligence, augmented reality, and machine learning. These competitors may offer products and services that may, among other things, provide automated alternatives to the services that freelancers provide on our platform, use machine learning algorithms to connect businesses with service providers, or otherwise change the way that businesses engage or pay service providers so as to make our platform less attractive to users. Many of the companies and services that utilize these technologies in our market are still new and not yet fully mature in their capabilities or network scale; however, we may face increased competition should these companies or services, or new entrants, succeed.
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
Our business depends on the overall demand for labor and on the economic health of current and prospective clients that use our platform. Any significant weakening of the economy in the United States or Europe or of the global economy, including the macroeconomic downturn caused by the COVID-19 pandemic, an increase in unemployment rates, more limited availability of credit, a reduction in business confidence and activity, decreased government spending, economic uncertainty, financial turmoil affecting the banking system or financial markets, trade wars and higher tariffs, a more limited market for independent professional service providers or information technology services, and other adverse economic or market conditions may adversely impact our business and operating results. Global economic and political events or uncertainty may cause some of our current or potential clients to curtail spending on our platform, and may ultimately result in new regulatory and cost challenges to our operations. In addition, small- and medium-sized businesses may be disproportionately impacted by a macroeconomic downturn, such as the global downturn resulting from the COVID-19 pandemic, and thus may not join, use, or spend on our platform at rates we expect thus reducing demand for freelancer services. These adverse conditions, including the macroeconomic downturn caused by the COVID-19 pandemic, could result and have resulted in reductions in revenue, increased operating expenses, longer sales cycles, slower adoption of new technologies, and increased competition. There is also risk that when overall global economic conditions are positive, our business could be negatively impacted by a decreased demand for freelancers. We cannot predict the timing, strength, or duration of any economic slowdown, including the macroeconomic downturn caused by the COVID-19 pandemic, or any subsequent recovery generally. If the conditions in the general economy continue to deteriorate as a result of the COVID-19 pandemic or otherwise, our business, financial condition, and operating results could be adversely affected.
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
Our business depends on users transacting through our platform. Despite our efforts to prevent them from doing so, users may, and we believe from time to time do, circumvent our platform and engage with or pay each other through other means to avoid the fees that we charge on our platform. Circumvention by users of our platform may also increase in response to a macroeconomic downturn, such as the macroeconomic downturn resulting from the COVID-19 pandemic, as users may be more cost-sensitive with respect to our fees. In addition, enhancements and changes we make with respect to our product and services may unintentionally cause, and may have unintentionally caused in the past, users to circumvent our platform. The loss of revenue associated with circumvention of our platform may have an adverse impact on our business, cash flows, operating results, and financial condition. In addition, our efforts to reduce circumvention may be costly or disruptive to implement, fail to have the intended effect or have an adverse effect on our brand or user experience, reduce the attractiveness of our platform, divert the attention of management, or otherwise harm our business.
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
There is often uncertainty in the application of worker classification laws, and consequently there is risk to us and to users, both freelancers and clients, that independent contractors could be deemed to be misclassified under applicable law. The tests governing whether a service provider is an independent contractor or an employee are typically highly fact sensitive and vary by governing law. Laws and regulations that govern the status and misclassification of independent contractors are also subject to change as well as to divergent interpretations by various authorities, which can create uncertainty and unpredictability. For example, in California, we are aware of the state supreme court’s 2018 decision in Dynamex Operations West, Inc. v. Superior Court of Los Angeles, as well as Assembly Bill 5 (“AB 5”), which went into effect January 1, 2020 and which has the stated purpose of codifying the Dynamex holding. Together, they change the standard in California for determining worker classification and are widely viewed as expanding the scope of the definition of employee for most purposes under California law. Given the recent enactment of AB 5, there is little guidance from the courts or the regulatory authorities charged with its enforcement and there is a significant degree of uncertainty regarding its application. In addition, AB 5 has been the subject of widespread national discussion and it is possible that other jurisdictions, including New York, Washington, Illinois and other states, may enact similar laws. As a result, there is significant uncertainty regarding what the worker classification regulatory landscape will look like in future years, and compliance with any new legislation or regulations may be costly to us and expose us to litigation, fines, and penalties. In addition, any developments or changes in the regulatory environment impacting worker classification and independent contractors may reduce the demand for independent contractors more generally in one or more jurisdictions and have an adverse effect on our business, operating results, and financial condition.
A misclassification determination, allegation, claim, or audit creates potential exposure for users and for us, including but not limited to reputational harm, monetary exposure arising from or relating to failure to withhold and remit taxes, unpaid wages, and wage and hour laws and requirements (such as those pertaining to minimum wage and overtime); claims for employee benefits, social security contributions, and workers’ compensation and unemployment insurance; claims of discrimination, harassment, and retaliation under civil rights laws; claims under laws pertaining to unionizing, collective bargaining, and other concerted activity; and other claims, charges, or other proceedings under laws and regulations applicable to employers and employees, including risks relating to allegations of joint employer liability. Such claims could result in monetary damages (including but not limited to wage-based damages or restitution, compensatory damages, liquidated damages, and punitive damages), interest, fines, penalties, costs, fees (including but not limited to attorneys’ fees), criminal and other liability, assessment, injunctive relief, or settlement. These types of claims may become more frequent and more difficult to oppose in light of deteriorating macroeconomic conditions as a result of the COVID-19 pandemic, particularly claims naming our company in light of legislative and regulatory responses to COVID-19, such as the Pandemic Unemployment Assistance (“PUA”) program and state programs implementing PUA. Such an allegation, claim, or adverse determination, including but not limited to with respect to the freelancers that provide services to us, or the requirement for us to indemnify a client, could also harm our brand and reputation, which could adversely impact our business. While these risks are mitigated, in part, by our contractual rights of indemnification against third-party claims, any limitations or obligations that we include in our contracts with clients to limit our exposure to claims could be determined to be unenforceable, could be costly to enforce or ineffective, or may otherwise prove inadequate.
Our sales efforts are increasingly targeted at mid-market, large enterprise, and global account clients, and as a result we may encounter greater pricing, implementation, and customization challenges, we may incur additional costs, and we may have to delay revenue recognition for more complicated transactions, each of which could adversely impact our business and operating results.
Our sales efforts are increasingly targeted at mid-market, large enterprise, and global account clients, and as a result, we face greater costs, longer sales cycles, and less predictability in completing some of our sales and in increasing spend by existing clients. For larger clients, use of our platform may require approvals by multiple departments and executive-level personnel and require us to provide greater levels of services and client education regarding the uses, benefits, security, privacy, worker classification, payments, and compliance services offered on our platform. Larger enterprises typically have longer decision-making and implementation cycles and may demand more customization, higher levels of support, a broader range of services, and greater payment flexibility. Existing and potential clients may also fail to respond to our sales outreach, slow down decision-making, delay planned work on our platform, or seek to negotiate pricing and other terms that are less favorable to us in response to the COVID-19 pandemic, ultimately resulting in longer sales cycles and otherwise negatively impacting our sales efforts. Restrictions in place to prevent the spread of the COVID-19 coronavirus restrict our ability to travel and negotiate in person, which may also negatively impact our sales efforts. In addition, mid-market, large enterprise, and global account clients may require greater functionality and scalability that can lead to delays in sales or difficulties in growing client spend. We are often required to spend time and resources to better familiarize potential mid-market, large enterprise, and global account clients with the value propositions of our platform generally. Despite our efforts in familiarizing potential mid-market, large enterprise, and global account clients with the benefits of our platform, these potential clients may decide not to use our platform if, among other reasons, they do not feel that their procurement or compliance needs are or will be met. In addition, sales opportunities with mid-market, large enterprise, and global account companies may require us to devote greater sales and administrative support and professional services resources to individual clients, which could increase our costs, lengthen our sales cycle, and divert our own sales and professional services resources to a smaller number of larger clients. We may spend substantial time, effort, and money in our sales efforts without being successful in producing sales or growing client spend.
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
Because a substantial portion of the services offered on our platform is information technology services, a decline in the market for information technology service providers on our platform could adversely affect our business.
A significant portion of the services offered by freelancers on our platform relates to information technology. If, for any reason, the market for information technology services declines, including as a result of global economic conditions, automation, increased use of artificial intelligence, or otherwise, or if the need for these services slows or businesses satisfy their needs for these services through alternative means, including through use of our competitors’ products, the growth in the number of users on our platform may slow or decline and as a result our revenue and business may be adversely impacted.
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
There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of sales and sales support personnel to support our growth. It is difficult to find sales personnel with the specific skills and technical knowledge needed to sell our Upwork Business, Upwork Enterprise, and other premium offerings. We may be unable to hire or retain a sufficient number of qualified sales personnel. Furthermore, hiring sales personnel, particularly in new markets, requires additional costs that we may not recover if the sales personnel fail to achieve full productivity. Even if we are able to hire qualified personnel, doing so may be costly and lengthy, as new sales personnel require significant training and can take a number of months to achieve full productivity. In addition, from time to time new sales personnel do not achieve productivity milestones within the timelines that we have projected, negatively impacting our ability to achieve our long-term financial projections associated with such personnel. Not all of our recent hires and planned hires have or will become productive as quickly as we expect and when our new sales personnel do not become fully productive on the timelines that we have projected, or at all, our revenue will not increase at anticipated rates, or at all, and our ability to achieve long-term projections may be negatively impacted. The productivity of our sales force may also be diminished by the effects of the prolonged shelter-in-place orders to which many of our employees are currently subject as a result of the COVID-19 pandemic, and training new hires may be more difficult as a result of prolonged shelter-in-place orders. If we are unable to hire and train a sufficient number of effective sales personnel, or if our sales personnel are not successful in obtaining new business or increasing sales to our existing user base, our business and results of operations will be adversely affected.

Changes to our pricing model could adversely affect our business.
We implemented a significant change to our pricing model in 2016, which, for a period of time following the pricing change, contributed to GSV growing at a faster rate than revenue. From time to time we have made other changes, including in 2019 when we launched new paid membership types for clients and new Connects pricing for freelancers and we anticipate further changes to Connects pricing and policies in the future in an effort to improve fill rates on our platform, which may have a negative impact on our revenue. From time to time, we will make further changes to our pricing model due to a variety of reasons, including in response to the COVID-19 pandemic, due to changes to the market for our products and services or our business strategy, and as competitors introduce new products and services. Changes to any components of our pricing model may, among other things, result in user dissatisfaction, lead to a loss of users on our platform, result in a change to the way we recognize revenue, reduce the amount of revenue we generate as a percentage of GSV, reduce the rate or size of projects that get posted or completed on our platform, or otherwise negatively impact our operating results, financial condition, and cash flows.
We face payment and fraud risks that could adversely impact our business.
Requirements on our platform relating to user authentication and fraud detection are complex. If our user authentication and fraud detection measures are not effective, our platform may be perceived as not being secure, our reputation may be harmed, and our business may be adversely impacted. In addition, bad actors around the world use increasingly sophisticated methods to engage in illegal activities involving personal information, such as unauthorized or fraudulent use of another’s identity, payment information, or other information; misrepresentation of the user’s identity or skills, including using accounts that they have purchased, sold, or leased; and acquisition or use of credit or debit card details and bank account information. These types of illegal activities may increase in the event of a macroeconomic downturn, such as the downturn resulting from the COVID-19 pandemic, as bad actors may seek to take increasing advantage of us or our users. This conduct on our site could result in any of the following, each of which could adversely impact our business:
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
•users that are subjected or exposed to the unlawful, fraudulent, or improper conduct of other users or other third parties, or law enforcement or administrative agencies, may seek to hold us responsible for the conduct of users, may lose confidence in our platform, decrease or cease use of our platform, seek to obtain damages and costs, or impose fines and penalties;
•we may be subject to additional risk if clients fail to pay freelancers for services rendered, as freelancers may seek to hold us responsible for the clients’ conduct and may lose confidence in our platform, may decrease or cease use of our platform, or seek to obtain damages and costs;
•if freelancers misstate their qualifications or location, provide misinformation about their skills, identity, or otherwise, perform services they are not qualified or authorized to provide, produce insufficient or defective work product, or work product with a viral or other harmful effect, clients or other third parties may seek to hold us responsible for the freelancers’ acts or omissions and may lose confidence in our platform, decrease or cease use of our platform, or seek to obtain damages and costs; and

•we may suffer reputational damage adversely impacting our business as a result of the occurrence of any of the above.
Despite measures we have taken to detect, prevent, and mitigate these risks, we do not have control over users of our platform and cannot ensure that any of our measures will stop or minimize the use of our platform for, or to further, illegal or improper purposes. We have received in the past, and as a result of increased fraudulent activity related to the COVID-19 pandemic, may receive in the future, increased complaints from clients, freelancers, and other third parties concerning misuse of our platform and wrongful conduct of other users. We have also brought claims against clients and other third parties for their misuse of our platform, and may be required to bring similar claims in the future. Even if these claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the attention and resources of our management and adversely affect our business and operating results.
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
Our business involves the storage, processing, and transmission of users’ proprietary, confidential, and personal information as well as the use of third-party partners and vendors who store, process, and transmit users’ proprietary, confidential, and personal information. We also maintain certain other proprietary and confidential information relating to our business and personal information of our personnel. Any security breach, other hacking or phishing attack, or other data privacy or security incident, whether intentionally or unintentionally caused by us or by third parties, that we experience could result in unauthorized access to, misuse of, or unauthorized acquisition of our, our personnel’s, or our users’ data; the loss, corruption, or alteration of this data; interruptions in our operations; or damage to our computers or systems or those of our users. Any of these could expose us to claims, litigation, fines, other potential liability, and reputational harm. An increasing number of online services have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their services. Additionally, malware, viruses, social engineering (including business email compromise), and general hacking in our industry have become more prevalent and more complex. Bad actors often use uncertainty caused by a crisis, such as the COVID-19 pandemic, to try to take advantage of us, our users, and our vendors by using social engineering and other methods to persuade their victims to make fraudulent payments, or to download viruses or malware. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target, we and our vendors and third-party partners may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our or our vendors' or third-party partners’ security or privacy or other data privacy or security incident occurs, public perception of the effectiveness of our security measures and brand could be harmed, and we could lose users and business. Data security breaches and other data privacy and security incidents may also result from non-technical means, such as, for example, actions taken by employees or contractors, such as freelancers that we engage on our platform to perform services for us. Any compromise of our security or the security of our vendors or third-party partners could result in a violation of applicable privacy and other laws, regulatory or other governmental investigations, enforcement actions, litigation, and legal and financial exposure, including potential contractual liability. These liabilities may exceed the amounts covered by our insurance; further, we cannot be certain that our insurance coverage will extend to or be adequate for liabilities actually incurred, or that insurance will continue to be available to us on economically reasonable terms, or at all. Any such compromise could also result in damage to our reputation and a loss of confidence in our security measures. Any of these effects could adversely impact our business.
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
We receive, collect, store, process, transfer, and use personal information and other user data. There are numerous federal, state, local, and international laws and regulations regarding privacy, data protection, information security, and the collection, storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other content. The scope of these laws and regulations is changing, subject to differing interpretations, and may be inconsistent among countries, or conflict with other laws and regulations. We are also subject to the terms of our privacy policies and obligations to third parties related to privacy, data protection, and information security. The regulatory framework for privacy and data protection worldwide is, and is likely to remain for the foreseeable future, uncertain and complex, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that we do not anticipate or that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Further, any significant change to applicable laws, regulations, or industry practices regarding the collection, use, retention, security, or disclosure of the data of our users, employees, contractors, or others, or their interpretation or enforcement, or any changes regarding the manner in which the express or implied consent of users for the collection, use, retention, or disclosure of such data must be obtained, including in response to the COVID-19 pandemic, could increase our costs and require us to modify our services and features, possibly in a material manner, which we may be unable to complete in a cost-effective manner, or at all, and may limit our ability to store and process user data or develop new services and features.
We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, European legislators adopted the General Data Protection Regulation (the “GDPR”), which became effective in May 2018, superseded existing European Union (“EU”) data protection legislation, imposes more stringent EU data protection requirements, and provides for significant penalties for noncompliance. The GDPR creates new compliance obligations applicable to our business, users, vendors, and third-party partners, which could cause us to change our business practices, and increases financial penalties for noncompliance, including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million, whichever is higher, for the most serious violations. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR has been and will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and there is a risk that we may be subject to governmental investigations or enforcement actions, fines and penalties, claims, litigation, and reputational harm in connection with any European activities. Further, in connection with its process of leaving the EU, the United Kingdom has enacted the Data Protection Act 2018 (the “Data Protection Act”) that is substantially consistent with the GDPR.
Additionally, in June 2018, California passed the California Consumer Privacy Act (the “CCPA”), which provides new data privacy rights for consumers and new operational requirements for companies. The CCPA became effective on January 1, 2020. Fines for noncompliance may be up to $7,500 per violation. Until formal regulations are in place in or about July 2020, and enforcement is undertaken by the Attorney General of California and other offices, the full rights and responsibilities under the CCPA may continue to change. The costs of compliance with, and other burdens imposed by, the GDPR and CCPA may limit the use and adoption of our products and services and could have an adverse impact on our business. As a result, we may need to modify the way we treat such information. Because the GDPR, Data Protection Act, and CCPA are newly enacted, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal and state administrative agencies, and our interpretation of these laws and efforts to comply with the rules and regulations of these laws may be deemed invalid.
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
•regional or global public health crises, such as the COVID-19 pandemic;
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
Our platform enables our users to manage important aspects of their businesses, and any errors, defects, or disruptions in our platform, or other performance problems with our platform or infrastructure, including disruptions caused by the COVID-19 pandemic or responses to the pandemic, could harm our brand and reputation and may damage the businesses of users. As the usage of our platform grows, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to operate our platform. It is possible that we may fail to continue to effectively scale and grow our technical infrastructure to accommodate these increased demands, which may adversely affect our user experience. We also rely on third-party software and infrastructure, including the infrastructure of the internet, to provide our platform. Any failure of or disruption to this software and infrastructure could also make our platform unavailable to our users. For example, for a short period of time in May 2019, due to an inadvertent error by a regulatory agency in Bangladesh, users in Bangladesh were unable to access our website and other websites that included “-rk.com” in their website addresses. Also, certain jurisdictions, such as India and Pakistan, have in the past voluntarily shut down the internet in response to civil unrest and, in the event any such governmental action were to take place again, it would adversely affect user activity on our platform throughout the duration of such shut down. Our platform is constantly changing with new updates, which may contain undetected errors when first introduced or released. Any errors, defects, disruptions in service, or other performance or stability problems with our platform, or the inadequacy of our efforts to adequately prevent or timely remedy errors or defects, could result in negative publicity, loss of or delay in market acceptance of our platform, loss of competitive position, our inability to timely and accurately maintain our financial records, inaccurate or delayed invoicing of clients, delay of payment to us or freelancers, claims by users for losses sustained by them, or investigation and corrective action taken by the DBO or other regulatory agency. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help resolve the issue. Accordingly, any errors, defects, or disruptions in our platform could adversely impact our brand and reputation, revenue, and operating results.
We have experienced growth in recent periods and expect to continue to invest in our growth for the foreseeable future. If we are unable to manage our growth effectively, our business, revenue and profits, and financial condition could be adversely affected.
We have experienced growth in a relatively short period of time. For example, our total revenue for the three months ended March 31, 2020 was $83.2 million, representing a period-over-period growth rate of 21% over the same period in 2019. Over time, we plan to continue to expand our operations and personnel significantly. Sustaining our growth will place significant demands on our management as well as on our administrative, operational, and financial resources. To manage our growth, we must continue to improve our operational, financial, and management information systems; expand, motivate, and effectively manage and train our workforce; and effectively collaborate with our third-party partners. If we are unable to manage our growth successfully without compromising our quality of service or our profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, operating results, financial condition, and ability to successfully market our platform and serve our users could be adversely affected.
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
•our payment partners could increase the rates that they charge us or our users, especially in light of increased declines of client payment methods or increased client-issued chargebacks due to the COVID-19 pandemic;
•our payment partners could reduce the services provided to us, cease doing business with us, or cease doing business altogether;
•our payment partners could be subject to delays, limitations, or closures of their own businesses, networks, or systems, especially in light of the COVID-19 pandemic, causing them to be unable to process payments or disburse funds for certain periods of time;
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
Although we believe that our operations comply with existing U.S. federal, state, and international laws and regulatory requirements related to escrow, money transmission, and the handling or moving of money, the laws or regulations may change, and interpretations of existing laws and regulations may also change. As a result, Upwork Escrow or Upwork Global could be required to be licensed as an escrow agent or a money transmitter (or other similar licensee) in U.S. states or other jurisdictions or may choose to obtain such a license even if not required. Such a decision could also require Upwork Escrow or Upwork Global to register as a money services business under federal laws and regulations. It is also possible that Upwork Escrow or Upwork Global could become subject to regulatory enforcement or other proceedings in those states or other jurisdictions with escrow, money transmission, or other similar statutes or regulatory requirements related to the handling or moving of money, which could in turn have a significant impact on our business, even if we were to ultimately prevail in such proceedings. Upwork Escrow or Upwork Global may also be required to become licensed as a payment institution (or obtain a similar license) under the European Payment Services Directive or other international laws and regulations. Any developments in the laws or regulations related to escrow, money transmission, or the handling or moving of money; material changes to the mandate, purview or regulatory approach at the DBO; or increased scrutiny of our business may lead to additional compliance costs and administrative overhead.
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
We have voluntarily implemented an anti-money laundering compliance program designed to address the risk of our platform being used to facilitate money laundering, terrorist financing, or other illicit activity. We also have policies, procedures, and sophisticated technology designed to allow us to comply with U.S. economic sanctions laws and prevent our platform from being used to facilitate business in countries or with persons or entities included on designated lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and equivalent foreign authorities. We may be subject to fines or other penalties in one or more jurisdictions levied by federal or state or local regulators, including state attorneys general, as well as those levied by foreign regulators in the event that we engage in any conduct, intentionally or not, that facilitates money laundering, terrorist financing, or other illicit activity, or that violates sanctions or otherwise constitutes sanctionable activity. Regulators continue to increase their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program, including the procedures that we use to verify the identity of our users and to monitor our platform for potential illegal activity. In addition, any policies and procedures that we implement to comply with OFAC regulations may not be effective, including in preventing users from using our services within the OFAC-sanctioned countries of North Korea, Syria, and Iran, and the Crimea region of Ukraine. Attempts by individuals or entities that have been designated by OFAC or are located in a country subject to an embargo by the United States to utilize our service or take advantage of us or our users may also be exacerbated during a macroeconomic downturn, such as the one currently being caused by the COVID-19 pandemic. Given the technical limitations in developing controls to prevent, among other things, the ability of users to publish on our platform false or deliberately misleading information or to develop sanctions-evasion methods, it is possible that we may inadvertently and without our knowledge provide services to individuals or entities that have been designated by OFAC or are located in a country subject to an embargo by the United States that may not be in compliance with the economic sanctions regulations administered by OFAC.
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
AWS does not have an obligation to renew its agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements or unable to renew on commercially reasonable terms, our agreements are prematurely terminated, or we add additional infrastructure providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new data center providers. If these providers charge high costs for or increase the cost of their services, we may have to increase the fees to use our platform and our operating results may be adversely impacted. We also currently plan to continue to transition in the second half of 2020 to a different AWS facility than the one we are currently using in an effort to reduce long-term costs, to gain access to servers with enhanced functionality, and increase operational resilience. During this transition, we may experience resulting downtime or incur additional costs, particularly if we encounter an unforeseen issue or incident during the migration. We expect to incur increased costs during the migration, as we will need to use two AWS data facilities at one time during the transition period.
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
The application of federal, state, local, and international tax laws to services provided over the internet is evolving. In addition to income taxes, in the United States and various foreign jurisdictions, we may also be subject to non-income based taxes, such as payroll, sales, use, value-added, and goods and services taxes (including the “digital service tax”), and we may also be subject to increased obligations as a withholding agent. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the internet and ecommerce. In addition, governments are increasingly looking for ways to increase revenue, which has resulted in aggressive enforcement, discussions about tax reform, and other legislative action to increase tax revenue, including through indirect taxes. New income, payroll, sales, use, value-added, goods and services, or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time (possibly with retroactive effect), could be applied solely or disproportionately to services provided over the internet, could target certain products and services offered on our platform, or could otherwise affect our or our users’ tax obligations or financial position and operating results. Many countries in the EU, as well as the United Kingdom, India, and a number of other countries and organizations, such as the Organisation for Economic Cooperation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations. The impact and burden of these regulations and proposed regulations on our business and the businesses of our users is uncertain, but may have a negative impact on our business.
We currently collect and remit indirect taxes on our fees in a number of jurisdictions and for time to time we may begin collecting and remitting indirect taxes in additional jurisdictions. Our collection of indirect taxes on our fees in these jurisdictions may cause our users to use other platforms or other alternatives that do not collect indirect taxes on their fees, which may in turn affect our financial results. In addition, tax authorities may raise questions about, challenge or disagree with our calculation, reporting, or collection of taxes and may require us to remit additional taxes and interest, and could impose associated penalties and fees. Should any new taxes become applicable, or if the taxes we pay are found to be deficient, our business could be adversely impacted. We have in the past been, and may in the future be, audited by tax authorities with respect to non-income taxes, and we may have exposure to additional non-income tax liabilities, which could have an adverse effect on our operating results and financial condition. In addition, our future effective tax rates could be favorably or unfavorably affected by changes in tax rates, changes in the valuation of our deferred tax assets or liabilities, the effectiveness of our tax planning strategies, or changes in tax laws or their interpretation. Such changes could have an adverse impact on our operating results and financial condition.
Moreover, state, local, and foreign tax jurisdictions have differing rules and regulations governing sales, income, use, value-added, payroll, and other taxes, and these rules and regulations can be complex and are subject to varying interpretations and enforcement positions that may change over time. Existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us (possibly with retroactive effect), which could require us or our users to pay additional tax amounts on prior sales and going forward, as well as require us or our users to pay fines, penalties, and interest for past amounts. Although our terms of service require our users to pay all applicable sales and other taxes and to indemnify us for any requirement that we pay any withholding amount to the appropriate authorities, our platform does not include functionality to easily enable users to charge any applicable taxes to one another, users may be unwilling or unable to pay back taxes and associated interest or penalties and may fail to indemnify us, we may determine that it would not be commercially feasible or cost-effective to seek reimbursement, the indemnification obligation may be deemed unenforceable, or the functionality and indemnification provisions may cause users to seek out other platforms. If we are required to collect and pay back taxes and associated interest and penalties, or we are unsuccessful in collecting such amounts from our users, we could incur potentially substantial unplanned expenses, thereby adversely impacting our operating results and cash flows. In addition, tax laws and regulations may subject us to audit by tax regulators and require us to provide certain data and information, including user information, from our platform to tax regulators in certain jurisdictions. If we are obligated to provide such information to tax regulators in any jurisdiction, users may choose to use other platforms or other alternatives, which may in turn adversely affect our operating results and financial condition.
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
To grow our business, we anticipate that we will need to continue to establish and maintain relationships with third parties, such as staffing providers, banks, software and technology vendors, and payment processing and disbursement providers. For example, we work with third-party staffing providers that support our employment offering, Upwork Payroll. As our agreements with third-party partners terminate or expire, we may be unable to renew or replace these agreements on favorable terms, or at all. Moreover, we cannot guarantee that the parties with which we have strategic relationships will continue to offer the services for which we rely on them at economically reasonable terms or at all, devote the resources necessary to expand our reach, increase our distribution, or support an increased number of users and associated use cases. Some of our strategic partners are experiencing delays, disruptions, or closures due to the COVID-19 pandemic, which may result in disruptions to the services they provide to us and our users. Further, some of our strategic partners offer, or could offer, competing products and services or also work with our competitors. As a result of these factors, many of our third-party partners may choose to develop alternative products and services in addition to, or in lieu of, our platform, either on their own or in collaboration with others, including our competitors. If we are unsuccessful in establishing or maintaining our relationships with third parties on favorable terms, our ability to compete or to grow our total revenue could be impaired and our operating results may be adversely impacted. Even if we are successful in establishing and maintaining these relationships with third parties on comparable terms, we cannot ensure that these relationships will result in increased usage of our platform or increased revenue.

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
Our business model involves enabling connections between freelancers and clients that contract directly through our platform. Freelancers and clients are free to negotiate any contract terms they choose, but we also provide optional service contract terms that they can elect to use. Disputes sometimes arise between freelancers and clients with regard to their contract terms, work relationship, or otherwise, including with respect to service standards, payment, confidentiality, work product, and intellectual property ownership and infringement. This may be exacerbated during a macroeconomic downturn, such as the one currently being caused by the COVID-19 pandemic. If either party believes the contract terms were not met, our standard terms provide a mechanism for the parties to request assistance from us, and, for some contracts, if that is unsuccessful, they may choose to resolve the dispute with the help of a third-party arbitrator. Whether or not freelancers and clients decide to seek assistance from us, if these disputes are not resolved amicably, the parties might escalate to formal proceedings, such as by filing claims with a court or arbitral authority. Given our role in facilitating and supporting these arrangements, claims are sometimes brought against us directly as a result of these disputes and freelancers or clients bring us into any claims filed against each other, particularly when the other user is insolvent or facing financial difficulties, like those caused by the COVID-19 pandemic. Through our terms of service we disclaim responsibility and liability for any disputes between users (except with respect to the specified dispute assistance program); however, we cannot guarantee that these terms will be effective in preventing or limiting our involvement in user disputes or that these terms will be enforceable. In addition, from time to time users do, and may continue to, assert claims against us regarding their experience on our platform, including related to their search ranking results, their feedback ratings, our dispute resolution process, or admission or non-admission to the platform or other programs, including those designed to highlight successful freelancers. Moreover, for some premium services in individually negotiated agreements, we provide enhanced services with respect to disputes over work product, and Enterprise clients or freelancers on their engagements may pursue claims against us if they are not satisfied with those enhanced services. Disputes between clients and freelancers and between users and our company may become more frequent in light of deteriorating macroeconomic conditions as a result of the COVID-19 pandemic. An increase in the number of disputes may result in an adverse effect on our company, such as a loss of goodwill with users, reputational harm, lost GSV and revenue, and an increase in costs to us. Even if these claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could result in legal, settlement, or other financial costs; divert the resources of our management; harm our reputation; and adversely affect our business and operating results.
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
We have also previously taken advantage of the reduced disclosure requirements of the Jumpstart Our Business Startups Act applicable to emerging growth companies regarding executive compensation disclosures and exemption from the requirements of holding advisory “say-on-pay” votes on executive compensation. We are no longer eligible for such reduced disclosure requirements and exemptions and, as such, we are required to hold a “say-on-pay” vote and a periodic “say-on-frequency” vote at our annual meetings of stockholders. We expect that the increased disclosure requirements will require additional attention from management and will result in increased costs to us, which could include higher legal fees, accounting fees, and fees associated with investor relations activities, among others.
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

Our business depends largely on our ability to attract and retain talented employees, including senior management and key personnel. If we lose the services of Hayden Brown, our President and Chief Executive Officer, or other members of our senior management team or key personnel, we may not be able to execute on our business strategy.
Our future success depends in large part on the continued services of senior management and other key personnel and our ability to retain and motivate them. In particular, we are dependent on the services of Hayden Brown, our President and Chief Executive Officer, and our technology, platform, future vision, and strategic direction could be compromised if she were to take another position, become ill or incapacitated, or otherwise become unable to serve as our President and Chief Executive Officer. We rely on our leadership team in the areas of product, engineering, operations, security, marketing, sales, support, corporate development, and general and administrative functions. Our senior management and other key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason, and without notice. Historically, we have maintained, and currently we maintain, a key-person life insurance policy only on our President and Chief Executive Officer. If we lose the services of senior management or other key personnel, if our succession plans prove inadequate, or if we are unable to attract, train, integrate, and retain the highly-skilled personnel we need, our business, operating results, and financial condition could be adversely affected.
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
Volatility or lack of appreciation in our stock price may also affect our ability to attract new talent and retain our key employees. For example, due in part to the COVID-19 pandemic, the market price of our common stock has been and may continue to be volatile, and employees may be more likely to leave us if the market price of our common stock declines or if the exercise price of the options that they hold are above or near the market price of our common stock. Conversely, many of our senior personnel and other key employees have become, or will soon become, vested in a substantial amount of stock or stock options and may be more likely to leave us if the shares they own, or the shares underlying their vested options, have appreciated in value relative to the original purchase price of the shares or the exercise price of the options.. If we are unable to retain our employees, or if we need to increase our compensation expenses to retain our employees, our business, operating results, financial condition, and cash flows could be adversely affected.
Our future success also depends on our continuing ability to attract, train, integrate, and retain highly-skilled personnel, including software engineers and sales personnel. We face intense competition for qualified personnel from numerous software and other technology companies. In addition, competition for qualified personnel, particularly software engineers, is particularly intense in the San Francisco Bay Area, where our headquarters are located. We may not be able to retain our current key employees or attract, train, integrate, or retain other highly-skilled personnel in the future, all of which may be more difficult during the COVID-19 pandemic and the resulting shelter-in-place orders. We may incur significant costs to attract and retain highly-skilled personnel, we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them, and our succession plans may be insufficient to ensure business continuity if we are unable to retain key personnel. To the extent we move into new geographies, we would need to attract and recruit skilled personnel in those areas. If we are unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements, on a timely basis or at all, our business may be adversely affected.
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
As discussed in Part II, Item 9A “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2019, in connection with management’s annual assessment on internal control over financial reporting for the year ended December 31, 2019, we determined that the material weakness had not been fully remediated and accordingly, we determined that our internal control over financial reporting was not effective. In addition, our independent registered public accounting firm has also concluded that our internal control over financial reporting is not effective. During the year ended December 31, 2019, improvements to the processes of financial reporting were implemented, which included a condensed monthly financial close process providing an increased timeframe to prepare and review financial reporting, enhanced disclosure preparation, and review controls. In addition, management has hired additional qualified accounting personnel with the requisite knowledge of technical accounting and financial reporting requirements for a public company.
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
Our pending patent or trademark applications may not be approved, or competitors or others may challenge the validity, enforceability, or scope of our patents, the registrability or validity of our trademarks, or the trade secret status of our proprietary information. If we are unsuccessful in a dispute or litigation, we may be unable to stop competitors or others from using our marks or confusingly similar marks, and we may suffer dilution, loss of reputation, genericization, or other harm to our brand. There can be no assurance that additional patents will be issued or that any patents that are issued will provide significant protection for our intellectual property. In addition, our patents, copyrights, trademarks, trade secrets, and other intellectual property rights may not provide us a significant competitive advantage. There is no assurance that the particular forms of intellectual property protection that we seek, including business decisions about when to file patents or register or renew trademarks and when and how to maintain and protect trade secrets, will be adequate to protect our business.
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
We operate in a highly competitive industry, and there has been considerable activity in our industry to develop and enforce intellectual property rights. Successful intellectual property infringement claims against us or our users or third-party partners could result in monetary liability or a material disruption in the conduct of our business. We cannot be certain that aspects of our platform, content, and brand names do not or will not infringe valid patents, trademarks, copyrights, or other intellectual property rights held by third parties. We are now, have in the past been, and may in the future be, subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. Companies, including non-practicing entities, have also sent us demand letters alleging that we infringe their intellectual property and proposing that we license certain of their patents. Our competitors have in the past challenged, and may in the future challenge, our registration or use of our trademarks, including “Upwork,” and, if successful, such a challenge could adversely affect our business. Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to cease selling or using products and services that incorporate the intellectual property that we allegedly infringe; make substantial payments for legal fees, settlement payments, or other costs or damages; obtain a license to sell or use the relevant technology, which may not be available on reasonable terms or at all; or redesign the allegedly infringing products and services to avoid infringement, which could be costly, time-consuming, or impossible. Any claims or litigation, regardless of merit, could divert management’s attention and cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering aspects of our platform, or require that we comply with other unfavorable terms. Our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. We may also be obligated to indemnify certain clients on our platform or strategic partners or others in connection with such infringement claims, or to obtain licenses from third parties or modify our platform, and each such obligation would require us to expend additional resources. Some of our infringement indemnification obligations related to intellectual property are contractually capped at a very high amount or not capped at all.
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
In connection with our Upwork Enterprise and Business offerings and for certain legacy clients, we advance payments to freelancers for invoiced services on behalf of the client and subsequently invoice the client for such services. In addition, in certain instances, we will advance payment on a freelancer invoice if the client issues a chargeback or their payment method is declined and the freelancer assigns us the right to recover any funds from the client. From time to time, clients fail to pay for these services rendered by a freelancer, and as a result, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the applicable agreement or our terms of service, including through arbitration or litigation. We may experience an increase in the failure of clients to pay for services in the event of a macroeconomic downturn, such as a downturn resulting from the COVID-19 pandemic, as clients become unable or unwilling to pay for services rendered. Furthermore, some clients may seek bankruptcy protection or other similar relief and fail to pay amounts due, or pay those amounts more slowly, either of which could adversely affect our operating results, financial position, and cash flow. All of these risks are made more likely by the COVID-19 pandemic and responses to it, necessarily resulting in increased costs to us as we advance payments to freelancers and seek to compel payment from our clients. Payments missed due to the pandemic may not be recoverable by us and may result in a material adverse effect on our business.
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
In order to support our growth and respond to business challenges, such as developing new features or enhancements to our platform, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business and we intend to continue to make such investments. In addition, we may, from time to time, seek to acquire or strategically invest in other complementary products, technologies, or businesses. As a result, we may need to engage in equity or debt financings, in addition to our Loan Agreement, to provide the funds required for these investments, acquisitions, and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to that of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve additional restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions and strategic investments. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations. Moreover, significant disruptions of global financial markets due to the COVID-19 pandemic may impact our ability to access capital now or in the future, and capital may be available only on terms less favorable to us.
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
In particular, in May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (Topic 605), Revenue Recognition (Topic 605). The core principle of Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On December 31, 2019, Topic 606 became effective for us retroactive to January 1, 2019. Under Topic 606, more estimates, judgments, and assumptions are required within the revenue recognition process than were previously required. This includes more enhanced disclosures in our condensed consolidated financial statements to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with our customers. Under Topic 606, we are required to estimate the standalone selling price of certain performance obligations that represents a material right, which requires significant judgment. Our reported financial position and financial results may be harmed if our estimates or judgments prove to be wrong, assumptions change, or actual circumstances differ from those in our assumptions. Any difficulties in applying Topic 606 could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm our business.
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
In January 2020, the United Kingdom formally withdrew from the EU (“Brexit”). Upon its withdrawal, pursuant to an agreement reached between the United Kingdom and the EU, a transition period came into effect until at least December 31, 2020, during which period EU rules will continue to be applicable to and in the United Kingdom. The transition period can be extended, but the United Kingdom has currently indicated that they will not request an extension. During the transitional period, the United Kingdom and the EU are to negotiate the terms of their future trading relationship. However, uncertainty remains as to what further post-Brexit agreements will be agreed to by the United Kingdom and the EU, if any. The ongoing uncertainty on the status of such agreements sustains the possibility of the United Kingdom leaving the EU without any agreement in place, a so-called “hard Brexit,” which would likely cause significant economic disruption and further depress consumer confidence and the economy of the United Kingdom. Our results of operations derived from revenue earned from clients and freelancers in the United Kingdom may be adversely affected by the uncertainty surrounding the future relationship between the United Kingdom and the EU, and those effects would be increased in the event of a hard Brexit. Brexit could also contribute to instability in global financial and foreign exchange markets, including volatility in the value of the Euro and the British Pound, which are currencies in which we transact business. In addition, we could be adversely impacted by changes in trade policies, labor, tax or other laws and regulations, and intellectual property rights and supply chain logistics. All or any one of these factors could adversely affect our business, revenue, financial condition, and results of operations.
We may be adversely affected by natural disasters and other catastrophic events, including the current COVID-19 pandemic, by man-made problems such as terrorism, or failures of technology, that could disrupt our business operations and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
A significant natural disaster, such as an earthquake, blizzard, hurricane, fire, flood, or other catastrophic event, such as a power loss or telecommunications failure, or other technological failure resulting in the permanent destruction of data, could have a material adverse impact on our business, financial condition, and operating results. In the event of natural disaster or other catastrophic event, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our platform, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our operating results. Certain of our departments are situated primarily in one office location and any natural disaster or catastrophic event to such office may impact productivity or revenue generating activities occurring in that office. Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity and potentially subject to catastrophic fires. In addition, natural disasters and other catastrophic events could affect our partners’ ability to perform services for users on a timely basis. In the event any such partners’ information technology systems or service abilities are hindered by any of the events discussed above, our ability to provide our platform and other services may be impaired, resulting in missing financial targets for a particular quarter or year, or longer period. Further, if a natural disaster or other catastrophic event occurs in a region from which we derive a significant portion of our revenue, users in that region may delay or forego use of our platform or other services, which may adversely impact our operating results. In addition, acts of terrorism, civil disorder, public health pandemics (including the COVID-19 pandemic), or military conflict could cause disruptions in our business or the business and activity of our partners, users, or the economy as a whole. These disruptions may be more severe than in the case of natural disasters. All of the aforementioned risks may be augmented if our or our partners’ business continuity and disaster recovery plans prove to be inadequate. To the extent that any of the above results in delays or reductions in platform availability, activities or other services, our business, financial condition, and operating results would be adversely affected
Risks Related to Ownership of Our Common Stock
The stock price of our common stock has been and may continue to be volatile, and you could lose all or part of your investment.
The market price of our common stock has been and may continue to be volatile, particularly in light of the macroeconomic uncertainty created by the COVID-19 pandemic. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control and some of which will be impacted by the COVID-19 pandemic and the resulting shelter-in-place restrictions, including:
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
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies, and technology companies in particular, have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies and are attributable, in part to outside factors such as the COVID-19 pandemic and its impact on the global economy. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.
Sales of substantial amounts of our common stock in the public markets, particularly sales by our directors, executive officers, and significant stockholders, or the perception that these sales could occur, could cause the market price of our common stock to decline and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market. The perception that these sales might occur may also cause the market price of our common stock to decline. We had a total of 114,866,938 shares of our common stock outstanding as of March 31, 2020. All shares of our common stock are freely tradable, generally without restrictions or further registration under the Securities Act of 1933, as amended (the “Securities Act”) subject to certain exceptions for shares held by our “affiliates” as defined in Rule 144 under the Securities Act.
In addition, as of March 31, 2020, we had outstanding (i) stock options that, if fully exercised, would result in the issuance of 13,661,934 shares of common stock and (ii) 6,132,421 unvested RSUs. We have filed registration statements on Form S-8 to register shares reserved for future issuance under our equity compensation plans. The shares issued upon exercise of outstanding stock options or settlement or outstanding RSUs will be available for immediate resale in the United States on the open market.
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
As of March 31, 2020, our executive officers, directors, 5% or greater stockholders, and affiliated entities together beneficially owned a significant portion of our common stock. As a result, these stockholders, acting together, could have substantial influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and might ultimately affect the market price of our common stock.
If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, the price of our common stock and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If industry analysts cease coverage of us or fail to publish reports on us regularly, the trading price and trading volume for our common stock would be negatively affected. As of March 31, 2020, there were seven securities analysts that cover us and publish reports on us regularly. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of our common stock would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 6. Exhibits.

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws.	8-K	001-38678	3.1	January 28, 2020
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
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

UPWORK INC.

Date: May 6, 2020	By:	/s/ Hayden Brown
Hayden Brown
President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2020	By:	/s/ Brian Kinion
Brian Kinion
Chief Financial Officer (Principal Financial and Accounting Officer)