Form 10-Q
period 2020-06-30
Upwork Inc.
filed 2020-08-04
CIK 1627475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of July 31, 2020, there were 120,276,173 shares of the registrant’s common stock outstanding.

Unless otherwise expressly stated or the context otherwise requires, references in this Quarterly Report on Form 10-Q (this “Quarterly Report” or “report”) to “Upwork,” “Company,” “our,” “us,” and “we” and similar references refer to Upwork Inc. and its wholly-owned subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. All statements contained in this Quarterly Report, other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, potential growth or growth prospects, future research and development, sales and marketing and general and administrative expenses, our objectives for future operations, and potential impacts of the COVID-19 pandemic, or expectations regarding actions we may take in response to the pandemic, are forward-looking statements. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
UPWORK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$76,755	$48,392
Marketable securities	69,606	85,481
Funds held in escrow, including funds in transit	129,553	108,721
Trade and client receivables – net of allowance of $2,075 and $2,215 as of June 30, 2020 and December 31, 2019, respectively	33,230	30,156
Prepaid expenses and other current assets	9,009	7,885
Total current assets	318,153	280,635
Property and equipment, net	27,284	21,454
Goodwill	118,219	118,219
Intangible assets, net	2,001	3,335
Operating lease asset	21,645	21,908
Other assets, noncurrent	1,546	829
Total assets	$488,848	$446,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,180	$652
Escrow funds payable	129,553	108,721
Debt, current	7,594	7,584
Accrued expenses and other current liabilities	25,364	18,342
Deferred revenue	14,984	13,799
Total current liabilities	182,675	149,098
Debt, noncurrent	6,929	10,699
Operating lease liability, noncurrent	22,105	21,186
Other liabilities, noncurrent	6,996	5,973
Total liabilities	218,705	186,956
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.0001 par value; 490,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 119,267,694 and 113,604,398 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	12	11
Additional paid-in capital	463,133	431,370
Accumulated deficit	(193,002)	(171,957)
Total stockholders’ equity	270,143	259,424
Total liabilities and stockholders’ equity	$488,848	$446,380
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$87,531	$73,783	$170,727	$142,259
Cost of revenue	25,408	21,588	48,893	42,713
Gross profit	62,123	52,195	121,834	99,546
Operating expenses
Research and development	20,547	15,696	39,895	31,496
Sales and marketing	34,440	24,479	65,118	44,997
General and administrative	17,102	14,064	34,926	29,725
Provision for transaction losses	1,018	855	1,930	1,492
Total operating expenses	73,107	55,094	141,869	107,710
Loss from operations	(10,984)	(2,899)	(20,035)	(8,164)
Interest expense	258	357	488	730
Other (income) expense, net	(248)	(832)	483	(1,311)
Loss before income taxes	(10,994)	(2,424)	(21,006)	(7,583)
Income tax provision	(30)	(27)	(39)	(28)
Net loss	$(11,024)	$(2,451)	$(21,045)	$(7,611)

Net loss per share, basic and diluted	$(0.09)	$(0.02)	$(0.18)	$(0.07)
Weighted-average shares used to compute net loss per share, basic and diluted	116,524	108,683	115,321	107,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

Three Months Ended June 30, 2020	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of March 31, 2020	114,866,938	$11	$440,703	$(181,978)	$258,736
Issuance of common stock upon exercise of stock options	3,697,663	1	12,844	—	12,845
Stock-based compensation expense	—	—	6,866	—	6,866
Issuance of common stock for settlement of RSUs	438,849	—	—	—	—
Tides Foundation common stock warrant expense and other	—	—	59	—	59
Issuance of common stock in connection with employee stock purchase plan	264,244	—	2,661	—	2,661
Net loss	—	—	—	(11,024)	(11,024)
Balances as of June 30, 2020	119,267,694	$12	$463,133	$(193,002)	$270,143

Three Months Ended June 30, 2019	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of March 31, 2019	106,729,758	$11	$392,188	$(160,458)	$231,741
Issuance of common stock upon exercise of stock options and common stock warrants	3,645,434	—	9,583	—	9,583
Stock-based compensation expense	—	—	2,528	—	2,528
Issuance of common stock for settlement of RSUs	53,030	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	280,308	—	3,577	—	3,577
Net loss	—	—	—	(2,451)	(2,451)
Balances as of June 30, 2019	110,708,530	$11	$407,876	$(162,909)	$244,978

Six Months Ended June 30, 2020	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2019	113,604,398	$11	$431,370	$(171,957)	$259,424
Issuance of common stock upon exercise of stock options	4,647,550	1	16,009	—	16,010
Stock-based compensation expense	—	—	12,193	—	12,193
Issuance of common stock for settlement of RSUs	751,502	—	—	—	—
Tides Foundation common stock warrant expense and other	—	—	900	—	900
Issuance of common stock in connection with employee stock purchase plan	264,244	—	2,661	—	2,661
Net loss	—	—	—	(21,045)	(21,045)
Balances as of June 30, 2020	119,267,694	$12	$463,133	$(193,002)	$270,143

Six Months Ended June 30, 2019	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2018	106,454,321	$11	$387,233	$(143,499)	$243,745
Cumulative effect adjustment from adoption of new accounting pronouncement	—	—	—	(11,799)	(11,799)
Issuance of common stock upon exercise of stock options and common stock warrants	3,918,539	—	10,350	—	10,350
Stock-based compensation expense	—	—	6,716	—	6,716
Issuance of common stock for settlement of RSUs	55,362	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	280,308	—	3,577	—	3,577
Net loss	—	—	—	(7,611)	(7,611)
Balances as of June 30, 2019	110,708,530	$11	$407,876	$(162,909)	$244,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,045)	$(7,611)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for transaction losses	1,606	1,038
Depreciation and amortization	4,786	2,827
Amortization of debt issuance costs	26	26
Amortization of discount on purchases of marketable securities	(257)	(665)
Amortization of operating lease asset	1,945	2,177
Tides Foundation common stock warrant expense	376	377
Stock-based compensation expense	12,671	6,926
Changes in operating assets and liabilities:
Trade and client receivables	(4,773)	(29,978)
Prepaid expenses and other assets	(968)	(585)
Operating lease liability	(925)	(998)
Accounts payable	4,403	(589)
Accrued expenses and other liabilities	7,232	(2,088)
Deferred revenue	1,585	1,317
Net cash provided by (used in) operating activities	6,662	(27,826)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(47,748)	(86,567)
Proceeds from maturities of marketable securities	64,000	24,800
Purchases of property and equipment	(5,627)	(7,435)
Internal-use software and platform development costs	(3,559)	(2,182)
Net cash provided by (used in) investing activities	7,066	(71,384)
CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in escrow funds payable	20,832	20,116
Proceeds from exercises of stock options and common stock warrants	16,010	10,340
Proceeds from borrowings on debt	18,000	50,000
Repayment of debt	(21,786)	(26,893)
Proceeds from employee stock purchase plan	2,661	3,577
Net cash provided by financing activities	35,717	57,140
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	49,445	(42,070)
Cash, cash equivalents, and restricted cash—beginning of period	159,603	230,067
Cash, cash equivalents, and restricted cash—end of period	$209,048	$187,997
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$499	$714
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
Property and equipment purchased but not yet paid	$478	$3,140
Internal-use software and platform development costs incurred but not yet paid	$170	$—
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
Impacts of Recently Adopted Accounting Pronouncements on 2019 Interim Reporting
On December 31, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), ASU No. 2016-02, Leases (“Topic 842”), and ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“Topic 230”) effective as of January 1, 2019. As a result, interim results for reporting periods beginning on or after January 1, 2019 will differ from amounts previously reported on the Company’s quarterly reports on Form 10-Q. The following table summarizes the impacts of adopting these standards on the Company’s previously issued condensed consolidated statements of operations for the three and six months ended June 30, 2019 and condensed consolidated statement of cash flows for the six months ended June 30, 2019 (in thousands):

	Balances, Previously Issued	Topic 606	Topic 842 (1)	Topic 230	Balances, as Reported
Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2019
Revenue	$74,256	$(473)	$—	$—	$73,783
Operating expense—General and administrative	14,113	—	(49)	—	14,064
Net loss	(2,027)	(473)	49	—	(2,451)

Condensed Consolidated Statement of Operations for the Six Months Ended June 30, 2019
Revenue	$143,180	$(921)	$—	$—	$142,259
Operating expense—General and administrative	29,790	—	(65)	—	29,725
Net loss	(6,755)	(921)	65	—	(7,611)
Net loss per share, basic and diluted	(0.06)	(0.01)	—	—	(0.07)

Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2019
Operating activities
Net loss	$(6,755)	$(921)	$65	$—	$(7,611)
Amortization of operating lease asset	—	—	2,177	—	2,177
Trade and client receivables	(30,288)	310	—	—	(29,978)
Prepaid expenses and other assets	(701)	—	116	—	(585)
Operating lease liability	—	—	(998)	—	(998)
Accrued expenses and other liabilities	(430)	(298)	(1,360)	—	(2,088)
Deferred revenue	408	909	—	—	1,317
Investing activities—decrease (increase) in restricted cash	150	—	—	(150)	—
Financing activities—changes in funds held in escrow, including funds in transit	(20,116)	—	—	20,116	—
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(62,036)	—	—	19,966	(42,070)
Cash, cash equivalents, and restricted cash—beginning of period	129,128	—	—	100,939	230,067
Cash, cash equivalents, and restricted cash—end of period	67,092	—	—	120,905	187,997
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
Recent Accounting Pronouncements Not Yet Adopted
The Company has reviewed all other accounting pronouncements issued during the six months ended June 30, 2020 and concluded they were either not applicable or not expected to have a material impact on the Company’s condensed consolidated financial statements.

Note 3—Revenue
Disaggregation of Revenue
See “Note 9—Segment and Geographical Information” for the Company’s revenue disaggregated by type of service and geographic area.
Remaining Performance Obligations
As of June 30, 2020, the Company had approximately $18.5 million of remaining performance obligations. The Company’s remaining performance obligations consist of transaction price that has been allocated to unexercised material rights related to the Company’s arrangements with freelancers subject to tiered service fees, subscriptions, memberships, “Connects” (virtual tokens that allow freelancers to bid on projects on the Company’s platform), and certain incentive payments made to the Company by payment processors. As of June 30, 2020, the Company expects to recognize approximately $15.0 million over the next 12 months, with the remaining balance recognized thereafter.
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
Contract Balances
The following table provides information about the balances of the Company’s trade and client receivables, net of allowance and contract liabilities included in deferred revenue and other liabilities, noncurrent (in thousands):

	June 30, 2020	December 31, 2019
Trade and client receivables, net of allowance	$33,230	$30,156
Contract liabilities
Deferred revenue	14,984	13,799
Deferred revenue (component of other liabilities, noncurrent)	3,552	3,153
During the three and six months ended June 30, 2020, changes in the contract liabilities balances were a result of normal business activity, deferral of revenue related to arrangements with freelancers subject to tiered service fees and related allocation of transaction price to material rights, and a change in estimate related to the period of time over which to recognize the consideration allocated to the material rights.
Revenue recognized during the three and six months ended June 30, 2020 that was included in deferred revenue as of March 31, 2020 and December 31, 2019 was $4.9 million and $8.0 million, respectively. Revenue recognized during the three and six months ended June 30, 2019 that was included in deferred revenue as of March 31, 2019 and January 1, 2019 was $3.6 million and $6.2 million, respectively.

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
The Company’s financial instruments that are carried at fair value consist of Level I and Level II assets as of June 30, 2020 and December 31, 2019. The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	June 30, 2020
	Level I	Level II	Level III	Total
Cash equivalents—money market funds	$59,832	$—	$—	$59,832
Marketable securities
Commercial paper	—	44,876	—	44,876
U.S. government securities	24,730	—	—	24,730
Total financial assets	$84,562	$44,876	$—	$129,438

	December 31, 2019
	Level I	Level II	Level III	Total
Cash equivalents—money market funds	$35,286	$—	$—	$35,286
Marketable securities
Commercial paper	—	50,794	—	50,794
U.S. government securities	34,687	—	—	34,687
Total financial assets	$69,973	$50,794	$—	$120,767
For each of the three and six months ended June 30, 2020 and 2019, the gross unrealized gains and losses on the Company’s marketable securities were immaterial. As of June 30, 2020 and 2019, the Company considered any decreases in market value to be temporary in nature and did not consider any of the Company’s marketable securities to be other-than-temporarily impaired. As such, the Company did not record any impairment charges with respect to its marketable securities during each of the three and six months ended June 30, 2020 and 2019.

As of June 30, 2020 and December 31, 2019, the Company had debt obligations outstanding of $14.5 million and $18.3 million, respectively, under the Company’s Loan and Security Agreement, as amended (the “Loan Agreement”). As of June 30, 2020, the carrying value approximated fair value as borrowings under the Loan Agreement bore interest at variable rates, and the Company believes its credit risk quality is consistent with when the debt was originated. The Company considered the balances outstanding under the Loan Agreement to be Level II liabilities as of June 30, 2020 and December 31, 2019. See “Note 7—Debt.”

Note 5—Balance Sheet Components
Cash and Cash Equivalents, Restricted Cash, and Funds Held In Escrow, Including Funds In Transit
The following table reconciles cash and cash equivalents, restricted cash, and funds held in escrow that are restricted as reported in the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$76,755	$48,392
Restricted cash	2,740	2,490
Funds held in escrow, including funds in transit	129,553	108,721
Total cash, cash equivalents, and restricted cash as shown in the condensed consolidated statement of cash flows	$209,048	$159,603
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Computer equipment and software	$4,664	$3,613
Internal-use software and platform development	16,027	12,726
Leasehold improvements	14,597	10,576
Office furniture and fixtures	3,354	2,454
Total property and equipment	38,642	29,369
Less: accumulated depreciation	(11,358)	(7,915)
Property and equipment, net	$27,284	$21,454
For the three months ended June 30, 2020 and 2019, depreciation expense related to property and equipment was $0.8 million and $0.6 million, respectively. For the six months ended June 30, 2020 and 2019, depreciation expense related to property and equipment was $1.5 million and $1.4 million, respectively.
For the three months ended June 30, 2020 and 2019, the Company capitalized $1.7 million and $1.4 million of internal-use software and platform development costs, respectively. For the six months ended June 30, 2020 and 2019, the Company capitalized $3.3 million and $2.5 million of internal-use software and platform development costs, respectively.
For the three and six months ended June 30, 2020, amortization expense related to the capitalized internal-use software and platform development costs was $1.1 million and $2.0 million, respectively. For the three and six months ended June 30, 2019, amortization expense related to the capitalized internal-use software and platform development costs was immaterial.
Intangible Assets, Net
All of the Company’s identifiable intangible assets were acquired in March 2014 from the Elance-oDesk Combination. For each of the three months ended June 30, 2020 and 2019, amortization expense of intangible assets was $0.7 million. For each of the six months ended June 30, 2020 and 2019, amortization expense of intangible assets was $1.3 million. Amortization expense is included in general and administrative expenses.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued compensation and related benefits	$7,245	$5,344
Accrued freelancer costs	1,552	622
Accrued indirect taxes	2,044	2,401
Accrued vendor expenses	9,720	5,485
Accrued payment processing fees	837	832
Operating lease liability, current	3,053	3,214
Other	913	444
Total accrued expenses and other current liabilities	$25,364	$18,342
In February 2020, the Company made changes to its organizational structure to better align with its business strategies and streamline the delivery of its end-to-end user experiences. During the six months ended June 30, 2020, the Company incurred and paid $1.6 million related to these initiatives.
Operating Leases
On January 1, 2020, the Company commenced an operating lease of one additional floor in its Chicago, Illinois office. As a result, the Company recognized a $1.7 million operating lease asset and $1.7 million operating lease liability on January 1, 2020, which are included in operating lease asset and operating lease liability, noncurrent, respectively, on the condensed consolidated balance sheet as of June 30, 2020. The lease has an initial term of five years with the option to renew for an additional five years at the end of the initial lease term. Total minimum lease payments under the initial term are $2.1 million. For the initial measurement of the present value of the lease payments associated with this lease, the Company used its incremental borrowing rate, which is a collateralized rate and approximates the rate at which the Company could borrow, on a secured basis for a similar term, an amount equal to its lease payments in a similar economic environment.
The Company includes lease payments associated with renewal options in its operating lease asset and liability only when it becomes reasonably certain that the Company will exercise the renewal option. The Company has not included renewal options for any of its operating leases in its determination of lease liabilities as of June 30, 2020.

Note 6—Commitments and Contingencies
Letters of Credit
In conjunction with the operating lease agreements, as of June 30, 2020 and December 31, 2019, the Company had three irrevocable letters of credit outstanding in the aggregate amounts of $1.0 million and $0.8 million, respectively. No amounts had been drawn against these letters of credit as of June 30, 2020 and December 31, 2019.
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
As of June 30, 2020 and December 31, 2019, the Company was not a party to any material legal proceedings or claims, nor is the Company aware of any pending or threatened litigation or claims that could reasonably be expected to have a material adverse effect on its business, operating results, cash flows, or financial condition. Accordingly, the Company has determined that the existence of a material loss as of these dates is neither probable nor reasonably possible.
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

Note 7—Debt
The following table presents the carrying value of the Company’s debt obligations as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
First Term Loan—18 months of interest-only payments ended in March 2019 followed by 36 equal monthly installments of principal plus interest, maturing March 2022; interest at prime plus 0.25% per annum	$8,750	$11,250
Second Term Loan—17 months of interest-only payments ended in March 2019 followed by 42 equal monthly installments of principal plus interest, maturing September 2022; interest at prime plus 0.25% per annum	5,785	7,071
Total debt	14,535	18,321
Less: unamortized debt discount issuance costs	(12)	(38)
Balance	14,523	18,283
Debt, current	(7,594)	(7,584)
Debt, noncurrent	$6,929	$10,699
Weighted-average interest rate	4.99%	6.93%
Under the Loan Agreement, the aggregate amount of the facility is up to $49.0 million, consisting of a term loan in the original principal amount of $15.0 million (the “First Term Loan”), a term loan in the original principal amount of $9.0 million (the “Second Term Loan” and, together with the First Term Loan, the “Term Loans”), and a revolving line of credit, which permits borrowings of up to $25.0 million subject to customary conditions. Among other things, the Company may only borrow funds under the revolving line of credit if, after giving effect thereto, total borrowings under the line of credit do not exceed a specified percentage of eligible trade and client accounts receivable. The Company has granted its lender first-priority liens against substantially all of its assets, as collateral, excluding the Company’s intellectual property (but including proceeds therefrom) and the funds and assets held by the Company’s subsidiary, Upwork Escrow Inc. The Company has also agreed to a negative pledge on its intellectual property. The Loan Agreement also requires that the Company maintain an adjusted quick ratio of 1.75. The Loan Agreement also includes a restrictive covenant on dividend payments other than dividends paid solely in common stock. The Company was in compliance with its covenants under the Loan Agreement as of June 30, 2020 and December 31, 2019.
As a result of the uncertainty caused by the COVID-19 pandemic, the Company drew down $15.0 million and $3.0 million under the revolving line of credit in March and April 2020, respectively, both of which the Company subsequently repaid in full in May 2020.
Pursuant to the terms of the Loan Agreement, the Company commenced repayment on the Term Loans in April 2019. During the three and six months ended June 30, 2020, the Company repaid $1.3 million and $2.5 million related to the First Term Loan, respectively, and $0.6 million and $1.3 million related to the Second Term Loan, respectively. During both the three and six months ended June 30, 2019, the Company repaid $1.3 million related to the First Term Loan and $0.6 million related to the Second Term Loan.

Note 8—Net Loss per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(11,024)	$(2,451)	$(21,045)	$(7,611)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	116,523,570	108,683,099	115,321,264	107,665,492

Net loss per share, basic and diluted	$(0.09)	$(0.02)	$(0.18)	$(0.07)

The following potentially dilutive shares were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	As of June 30,
	2020	2019
Options to purchase common stock	9,878,333	19,771,277
Common stock issuable upon exercise of common stock warrants	450,000	500,000
Common stock issuable upon vesting of restricted stock units	6,191,541	1,213,337
Common stock issuable in connection with employee stock purchase plan	964,974	802,389
Total	17,484,848	22,287,003

Note 9—Segment and Geographical Information
The Company operates as one operating and reportable segment for purposes of allocating resources and evaluating financial performance.
The following table sets forth total revenue by type of service for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Marketplace	$78,464	$65,728	$153,246	$126,183
Managed services	9,067	8,055	17,481	16,076
Total revenue	$87,531	$73,783	$170,727	$142,259

The Company generates its revenue from freelancers and clients. The following table sets forth total revenue by geographic area based on the billing address of its freelancers and clients for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Freelancers
United States	$14,300	$12,360	$28,297	$24,129
India	7,879	6,834	15,352	13,398
Philippines	5,304	4,880	10,441	9,411
Rest of world	25,833	22,360	50,188	43,838
Total freelancers	53,316	46,434	104,278	90,776
Clients
United States	24,354	21,431	47,313	39,105
Rest of world	9,861	5,918	19,136	12,378
Total clients	34,215	27,349	66,449	51,483
Total revenue	$87,531	$73,783	$170,727	$142,259

Substantially all of the Company’s long-lived assets were located in the United States as of June 30, 2020 and December 31, 2019.

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
Overview
We operate the largest online talent solution that enables businesses to find and work with highly-skilled independent professionals, as measured by gross services volume (“GSV”). GSV represents the total amount that clients spend on our marketplace offerings and our managed services offering as well as additional fees we charge to both clients and freelancers for other services. Freelancers are an increasingly sought-after, critical, and expanding segment of the global workforce. We define freelancers as users of our platform that advertise and provide services to clients through our platform, and we define clients as users of our platform that work with freelancers through our platform. The freelancers on our platform include independent professionals and agencies of varying sizes. The clients on our platform range in size from small businesses to Fortune 100 companies. With users in over 180 countries, our platform enabled $0.6 billion and $0.5 billion of GSV for the three months ended June 30, 2020 and 2019, respectively, and $1.1 billion and $1.0 billion of GSV for the six months ended June 30, 2020 and 2019, respectively. For purposes of determining countries where we enable GSV, we include both the countries in which the clients that paid for the applicable services are located, as well as the countries in which the freelancers that provided those services are located.
We generate a majority of our revenue from fees charged to freelancers. We also generate revenue through fees charged to clients for transacting payments through our platform and fees for premium offerings, foreign currency exchange fees, purchases of “Connects” (virtual tokens that allow freelancers to bid on projects on our platform), and Upwork Payroll service fees. In addition, we provide a managed services offering where we engage freelancers to complete projects, directly invoice the client, and assume responsibility for work performed. For the three months ended June 30, 2020 and 2019, we generated total revenue of $87.5 million and $73.8 million, respectively, representing a period-over-period increase of 19%. For the six months ended June 30, 2020 and 2019, we generated total revenue of $170.7 million and $142.3 million, respectively, representing a period-over-period increase of 20%.
For the three months ended June 30, 2020, we generated a net loss of $11.0 million and adjusted EBITDA loss of $1.2 million, compared to a net loss of $2.5 million and adjusted EBITDA of $1.2 million for the three months ended June 30, 2019. For the six months ended June 30, 2020, we generated a net loss of $21.0 million and adjusted EBITDA loss of $2.2 million, compared to a net loss of $7.6 million and adjusted EBITDA of $2.0 million for the six months ended June 30, 2019. Our adjusted EBITDA loss of $2.2 million during the six months ended June 30, 2020, was driven primarily by a $1.6 million expense that we incurred related to our changes in organizational structure to better align with our business strategies and streamline the delivery of our end-to-end user experiences, as well as marketing expense of $4.4 million related to brand awareness and performance marketing. Adjusted EBITDA is a financial measure that is not prepared in accordance with, and is not an alternative to, financial measures prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). See the section titled “Key Financial and Operational Metrics—Non-GAAP Financial Measures” below for a definition of adjusted EBITDA and information regarding our use of adjusted EBITDA and a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure prepared under U.S. GAAP.
Impact of the COVID-19 Pandemic on Our Business
In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic, which continues to spread throughout the United States and the world, and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, shelter-in-place orders, and business limitations and shutdowns. To support the health and well-being of our employees, clients, partners, and communities, nearly all of our employees are currently working remotely. With our unique, remote-based business model, the COVID-19 pandemic has not impacted our clients’ access to highly-skilled independent professionals on our platform to complete short- and long-term projects.
Although the COVID-19 pandemic did not have a material adverse impact on our financial results for the three and six months ended June 30, 2020, the rapidly changing market and economic conditions caused by the COVID-19 pandemic has disrupted the businesses of many of our clients. We began seeing the impact of the pandemic on our results at the end of the first quarter, when we began to experience a reduction in the growth rate of GSV and revenue. This trend continued into the beginning of the second quarter, driven by spend contraction by many of our clients, as the COVID-19 pandemic continued to disrupt the businesses of many of our clients. These trends stabilized in the second half of the second quarter, but they contributed to a reduction in the growth rate of GSV and revenue in the second quarter. At the same time, we saw an increase in client acquisition that was driven by an acceleration in the shift toward remote work, due in part to the COVID-19 pandemic and the execution of our strategic initiatives, which together contributed to an increase in revenue for the second quarter compared to what we anticipated when we reported first quarter earnings in early May 2020. This increase in client acquisition drove an increase in freelancer billings at the higher rates of our tiered service fee structure, which, in turn, drove increases in marketplace revenue and marketplace take rate. We derive a substantial portion of our GSV and revenue from small- and medium-sized businesses, and the pandemic and related effects have affected and continue to significantly affect demand for our products and services from these clients, although we expect that economic conditions have and may continue to affect spend from clients of all sizes.
In light of the COVID-19 pandemic and the global macroeconomic downturn and their effect on client spend on our platform, we continue to identify opportunities to prioritize our advertising and marketing efforts in order to reach those new and existing clients seeking to engage with remote freelancers due to the governmental restrictions related to the COVID-19 pandemic. In addition, we may also implement a reduction or elimination of certain fees normally charged to users or may implement other promotions in an effort to support those affected by the COVID-19 pandemic or those seeking to engage freelancers for the first time, and any such changes may result in a reduction in revenue. We are continuously evaluating the nature and extent to which the ongoing COVID-19 pandemic will continue to have on our business, operating results, and financial condition.
While we have not incurred significant disruptions to our business thus far from the COVID-19 pandemic, at this time, we are unable to fully assess the aggregate impact it will have on our business due to various uncertainties, which include, but are not limited to, the duration of the pandemic, actions that may be taken by governmental authorities specific to the COVID-19 pandemic, the impact to the businesses of our clients, and other factors identified in Part II, Item 1A “Risk Factors” in this Quarterly Report, including the risk factor titled “Our business is experiencing, and is expected to continue to experience, an adverse impact from the ongoing COVID-19 pandemic.”
Key Financial and Operational Metrics
We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Our key metrics were as follows as of or for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
GSV	$581,950	$518,732	$1,141,444	$1,005,379
Marketplace revenue	$78,464	$65,728	$153,246	$126,183
Marketplace take rate	13.7%	12.9%	13.6%	12.8%
Net loss	$(11,024)	$(2,451)	$(21,045)	$(7,611)
Adjusted EBITDA (1)	$(1,184)	$1,152	$(2,202)	$1,966
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

	As of June 30,
	2020	2019

	(in thousands, except percentages)
Core clients	133.3	115.7
Client spend retention	100%	105%

As discussed below with respect to each key metric, we believe these key financial and operational metrics are useful to evaluate period-over-period comparisons of our business and in understanding our operating results, and management uses these metrics to track our performance. GSV represents the total amount that clients spend on our marketplace offerings and our managed services offering, as well as additional fees we charge to both clients and freelancers for other services. We believe that GSV is an important metric, as it represents the overall amount of business transacted through our platform, which in turn is a key driver of our financial results. We believe our marketplace revenue, which represents a majority of our revenue, will grow as GSV grows, although they could grow at different rates. We evaluate the correlation between marketplace revenue and GSV by measuring marketplace take rate, which is calculated as marketplace revenue divided by marketplace GSV. We use the number of core clients to track the number of clients that we consider are actively using our platform, and this metric in any given period drives both GSV and client spend retention. Similarly, client spend retention impacts the growth rate of GSV. In light of the COVID-19 pandemic, rapidly changing market and economic conditions continue to disrupt the businesses of many of our clients, which has led, and may continue to lead, to downward pressure on the number of core clients, client spend retention, GSV, and marketplace revenue. For information on how we define core clients and how we calculate client spend retention and marketplace take rate, see “—Core Clients,” “—Client Spend Retention,” and “—Marketplace Take Rate,” respectively, below. For a discussion of limitations in the measurement of our key financial and operational metrics, see “Risk Factors—We track certain performance metrics with internal tools and do not independently verify such metrics. Certain of our performance metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business” in Part II, Item 1A of this Quarterly Report.
Core Clients
We define a core client as a client that has spent in the aggregate at least $5,000 since it began using our platform and also had spend activity on our platform during the 12 months preceding the date of measurement. We believe that aggregate spend of at least $5,000 indicates that the client is actively using our platform. Historically, these core clients have been more likely to continue using our platform, although we saw a contraction in spend from many core clients during the second quarter that we believe is a result of the COVID-19 pandemic’s disruption of the businesses of these clients. Over the last two years, we have seen businesses of all sizes use our platform in a recurring way for larger, more complex projects; as a result, we have added between approximately 4,000 and 5,000 additional core clients per quarter over the last two years. We believe we will continue to add approximately 4,000 core clients per quarter in the coming quarters; however, the impact on the number of core clients resulting from the COVID-19 pandemic may not be evident until early 2021. The number of core clients could vary quarter by quarter depending, in part, on the extent to which the COVID-19 pandemic impacts our business, the businesses of our clients, and other factors identified in Part II, Item 1A “Risk Factors” in this Quarterly Report, including the risk factor titled “Our business is experiencing, and is expected to continue to experience, an adverse impact from the ongoing COVID-19 pandemic.” We believe that the number of core clients is a key indicator of our growth and the overall health of our business because core clients are a primary driver of GSV and, therefore, marketplace revenue.
Gross Services Volume
GSV includes both client spend and additional fees charged for other services. Client spend, which we define as the total amount that clients spend on both our marketplace offerings and our managed services offering, is the primary component of GSV. GSV also includes additional fees charged to both clients and freelancers for other services, such as freelancer memberships, purchases of Connects, freelancer withdrawals, and foreign currency exchange.
GSV is an important metric because it represents the amount of business transacted through our platform. Our marketplace revenue is primarily comprised of the service fees paid by freelancers as a percentage of the total amount freelancers charge clients for services accessed through our platform. Therefore, marketplace revenue is correlated to GSV, and we believe that our marketplace revenue will grow as GSV grows, although they could grow at different rates. For a discussion of how we measure and evaluate the correlation between marketplace revenue and GSV, see “—Marketplace Take Rate” below. Growth in the number of core clients and increased client spend retention are the primary drivers of GSV growth, and we expect the client spend retention trends discussed in “—Client Spend Retention,” below, to affect the rate at which GSV grows. We derive a substantial portion of our GSV and revenue from small- and medium-sized businesses. In light of the COVID-19 pandemic, rapidly changing market and economic conditions continue to disrupt the businesses of many of our clients, which has led and may continue to lead to downward pressure on client spend on our platform and, in turn, GSV. We expect our GSV to fluctuate between periods due to a number of factors, including the volume of projects that are posted by clients on our platform as well as the characteristics of those projects, such as size, duration, pricing, and other factors, including the current COVID-19 pandemic, the impact of the pandemic on our clients’ businesses, and the timing of the removal of restriction-in-place orders, both globally and in localized areas.
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
As of June 30, 2020, client spend retention was 100%, down from 105% as of June 30, 2019. We believe that this decline in client spend retention is due in part to the impact of the rapidly changing market and economic conditions caused by the COVID-19 pandemic, which have disrupted the businesses of many of our clients, resulting in a contraction in spend from many of our clients in the first half of 2020. Additionally, client spend retention has declined—from its historically highest levels in 2018 and the first quarter of 2019—following an acceleration in client spend retention that occurred subsequent to the launch of our U.S.-to-U.S. domestic marketplace offering in the second half of 2017, which initiated a substantial increase in the average hourly earnings rate of freelancers. These hourly rates stabilized over the course of 2019, causing the reduction in retention rate. Moreover, following the launch of our U.S.-to-U.S. domestic marketplace offering, an increasing proportion of U.S. clients are engaging primarily U.S. freelancers. We are observing that U.S. clients that engage solely U.S. freelancers post higher-budget projects and pay higher rates initially but, to date, have exhibited lower client spend retention than the rest of our clients. As we acquire more mid-market, large enterprise, and global clients in current and future periods, we expect them to continue to make positive contributions to our client spend retention in future years. However, client spend retention will be challenged by the reduction in recurring client spend as a result of the COVID-19 pandemic. For these and other reasons, client spend retention will continue to vary from period to period due to client size and spending behavior, among other factors, including the impact of the ongoing COVID-19 pandemic, the related governmental restrictions intended to prevent its spread, and the resulting macroeconomic downturn on the businesses and spending behavior of our clients.

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
Marketplace revenue is an important metric because it is the primary driver of our business model, and we believe it provides greater comparability to other online marketplaces. The growth rate of marketplace revenue fluctuates in relation to the growth rate of GSV. Therefore, marketplace revenue is correlated to GSV, and we believe that our marketplace revenue will grow as GSV grows, although they could grow at different rates. We expect our marketplace revenue growth rates to continue to vary from period to period due to a variety of other factors such as the impact of the COVID-19 pandemic on the businesses and spending behavior of our current and prospective clients; the number of Sundays (i.e., the day we bill and recognize revenue for the majority of our freelancer service fees each week) in any given quarter, or the number of Mondays (i.e., the day we bill and recognize revenue for a substantial portion of our client fees each week); the lapping of significant launches of new products, pricing changes, and other monetization efforts; the performance of client spend retention; and the ability of the recent and continued investment in our enterprise sales team to accelerate the acquisition of, and achieve increased spend from, Upwork Enterprise and Business clients, and the timing of those results. In the second quarter of 2020, we saw an increase in client acquisition that was driven by an acceleration in the shift toward remote work, due in part to the COVID-19 pandemic and the execution of our strategic initiatives. This increase in client acquisition drove an increase in freelancer billings at the higher rates of our tiered service fee structure, which, in turn, drove an increase in marketplace revenue.
Marketplace Take Rate
Marketplace take rate measures the correlation between marketplace revenue and GSV and is calculated by dividing marketplace revenue by marketplace GSV. Marketplace take rate is an important metric because it is the key indicator of how well we monetize spend on our platform from our Upwork Basic, Plus, Business, and Enterprise offerings, and other premium offerings. We expect our marketplace take rate to vary from period to period as marketplace revenue and GSV vary as a result of a variety of factors, such as the number of Sundays (i.e., the day we bill and recognize revenue for the majority of our freelancer service fees each week) in any given quarter, or the number of Mondays (i.e., the day we bill and recognize revenue for a substantial portion of our client fees each week); pricing changes; the ability of the recent and continued investment in our enterprise sales team to accelerate the acquisition of, and achieve increased spend from, our Upwork Enterprise and Business clients and the timing of those results; and ongoing efforts to improve processes on our platform, including, but not limited to, project proposals and purchases of Connects. In the second quarter of 2020, our marketplace take rate increased primarily due to two factors. First, marketplace revenue increased as a result of an influx of new clients, which caused freelancers to bill at higher rates of our tiered service fee structure. Second, although GSV increased, it grew at a slower rate than marketplace revenue as a result of spend contraction by many of our clients whose businesses have been disrupted by the COVID-19 pandemic.
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

The following table presents a reconciliation of net loss, the most directly comparable financial measure prepared in accordance with U.S. GAAP, to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Loss	$(11,024)	$(2,451)	$(21,045)	$(7,611)
Add back (deduct):
Stock-based compensation expense	7,134	2,631	12,671	6,926
Depreciation and amortization	2,478	1,295	4,786	2,827
Interest expense	258	357	488	730
Other (income) expense, net	(248)	(832)	483	(1,311)
Income tax provision	30	27	39	28
Tides Foundation common stock warrant expense	188	125	376	377
Adjusted EBITDA	$(1,184)	$1,152	$(2,202)	$1,966

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

Client fees: Individualized monthly subscription charge; plus 10% of freelancer billing to client (20% if client is using Compliance offering)

Freelancer fee: 10% of billing to client, waived if freelancer was brought to the platform by the client due to preexisting relationship (“BYO” program)

Although the COVID-19 pandemic did not have a material adverse impact on our financial results for the three and six months ended June 30, 2020, it has resulted, and may continue to result, in significant reductions in demand for our products and services from many of our clients, especially with respect to our small- and medium-sized businesses, from which we derive a substantial portion of our GSV and revenue. We are continuously evaluating the nature and extent of the impact to our business, operating results, and financial condition.
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
We expect cost of revenue to increase in absolute dollars in future periods due to higher payment processing fees, third-party hosting fees, and personnel-related costs in order to support growth on our platform. We expect third-party hosting fees to temporarily increase in 2020 as we migrate from the AWS data centers in California to the AWS data center in Oregon, as we will need to use both AWS facilities during the migration period. We plan to complete this migration in the fourth quarter of 2020 and believe this migration will ultimately reduce third-party hosting costs once completed.
Amounts paid to freelancers in connection with our managed services offering are tied to the volume of managed services used by our clients. The level and timing of all of these items could fluctuate and affect our cost of revenue in the future.
Gross Profit and Gross Margin. Our gross profit and gross margin may fluctuate from period-to-period. Such fluctuations may be influenced by our revenue, the mix of payment methods that our clients choose, the timing and amount of investments to expand hosting capacity, our continued investments in our services and support teams, the timing and amounts paid to freelancers in connection with our managed services offering, and the amortization expense associated with capitalized internal-use software and platform development costs. In addition, gross margin will be impacted by fluctuations in our revenue mix between marketplace revenue and managed services revenue. For example, our managed services revenue grew at a slower rate than our marketplace revenue for the three and six months ended June 30, 2020 compared to the same period in 2019, and we anticipate this trend to continue, as we primarily focus on increasing client usage of and spend on our marketplace offerings. We expect gross margin to remain consistent throughout 2020 primarily due to the costs we will incur as a result of our migration from the AWS data centers in California to the AWS data center in Oregon.
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
Sales and Marketing. Sales and marketing expense consists primarily of expenses related to personnel-related costs, including sales commissions, which we expense as they are incurred, and advertising and marketing activities. We continue to invest in our sales and marketing capabilities and in light of the COVID-19 pandemic are focused on increasing our investment in brand awareness, marketing campaigns, and in our enterprise sales team in an effort to accelerate our acquisition of Upwork Enterprise and Business clients. We expect this expense to increase in absolute dollars in future periods, although this expense expressed as a percentage of total revenue may vary from period-to-period.
General and Administrative. General and administrative expense consists primarily of personnel-related costs for our executive, finance, legal, human resources, corporate development, and operations functions; outside consulting, legal, and accounting services; and insurance. We expect to continue to invest in corporate infrastructure and to incur additional expenses associated with operating as a public company, including increased legal and accounting costs, investor relations costs, insurance premiums, and compliance costs. Additionally, in light of the COVID-19 pandemic and the governmental restrictions intended to prevent its spread, we are evaluating our needs for our current office spaces, and any reductions to our office space may impact the recoverability of our operating lease asset, which could result in a one-time impairment charge being recognized in general and administrative expense.

As a result, we expect general and administrative expense to increase in absolute dollars in future periods, although this expense, expressed as a percentage of total revenue, may vary from period to period.
Provision for Transaction Losses. Provision for transaction losses consists primarily of losses resulting from fraud and bad debt expense associated with our trade and client receivables balance and transaction losses associated with chargebacks. Provisions for these items represent estimates of losses based on our actual historical incurred losses and other factors. We expect provisions for transaction losses to increase proportionally as GSV grows and may experience higher transaction losses as a result of the COVID-19 pandemic. As a result, we expect provision for transaction losses to increase in absolute dollars in future periods, although expressed as a percentage of total revenue, this expense may vary from period to period.
Interest Expense
Interest expense consists of interest on our outstanding borrowings.
Other (Income) Expense, Net
Other (income) expense, net consists primarily of gains and losses from foreign currency exchange transactions and interest income that we earn from our deposits in money market funds and investments in marketable securities.

Results of Operations
The following table sets forth our condensed consolidated results of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Marketplace	$78,464	$65,728	$153,246	$126,183
Managed services	9,067	8,055	17,481	16,076
Total revenue	87,531	73,783	170,727	142,259
Cost of revenue(1)	25,408	21,588	48,893	42,713
Gross profit	62,123	52,195	121,834	99,546
Operating expenses
Research and development(1)	20,547	15,696	39,895	31,496
Sales and marketing(1)	34,440	24,479	65,118	44,997
General and administrative(1)	17,102	14,064	34,926	29,725
Provision for transaction losses	1,018	855	1,930	1,492
Total operating expenses	73,107	55,094	141,869	107,710
Loss from operations	(10,984)	(2,899)	(20,035)	(8,164)
Interest expense	258	357	488	730
Other (income) expense, net	(248)	(832)	483	(1,311)
Loss before income taxes	(10,994)	(2,424)	(21,006)	(7,583)
Income tax provision	(30)	(27)	(39)	(28)
Net loss	$(11,024)	$(2,451)	$(21,045)	$(7,611)
(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$202	$73	$376	$217
Research and development	2,769	1,686	4,719	3,066
Sales and marketing	1,312	583	2,240	1,225
General and administrative	2,851	289	5,336	2,418
Total stock-based compensation	$7,134	$2,631	$12,671	$6,926

Comparison of the Three and Six Months Ended June 30, 2020 and 2019
Revenue

(in thousands, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change		2020	2019	Change
Marketplace	$78,464	$65,728	$12,736	19%	$153,246	$126,183	$27,063	21%
Percentage of total revenue	90%	89%			90%	89%
Managed services	$9,067	$8,055	1,012	13%	$17,481	$16,076	1,405	9%
Percentage of total revenue	10%	11%			10%	11%
Total revenue	$87,531	$73,783	$13,748	19%	$170,727	$142,259	$28,468	20%
For the three months ended June 30, 2020, total revenue was $87.5 million, an increase of $13.7 million, or 19%, as compared to the same period in 2019. For the six months ended June 30, 2020, total revenue was $170.7 million, an increase of $28.5 million, or 20%, as compared to the same period in 2019.
For the three months ended June 30, 2020, marketplace revenue represented 90% of total revenue and increased by $12.7 million, or 19%, compared to the same period in 2019. For the six months ended June 30, 2020, marketplace revenue represented 90% of total revenue and increased by $27.1 million, or 21%, compared to the same period in 2019. Marketplace revenue increased primarily due to an increase in GSV, which grew by 12% and 14% during the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019, and a 15% increase in the number of core clients as of June 30, 2020 compared to June 30, 2019. We believe these increases in marketplace revenue, GSV, and core clients were primarily due to investments in sales and marketing to acquire new clients and drive brand awareness, launch new offerings such as Upwork Plus and Upwork Business, and ramp up our sales organization, the recent changes made in the pricing and packaging of Connects purchases in 2019, and investments in research and development to build new product features, and we intend to continue to focus on these efforts. Additionally, marketplace revenue also increased as a result of an increase in client acquisition that was driven by an acceleration in the shift toward remote work, due in part to the COVID-19 pandemic and execution of our strategic initiatives. This increase in client acquisition drove an increase in freelancer billings at the higher rates of our tiered service fee structure, which, in turn, drove an increase in marketplace revenue. Freelancer service fees generated $46.4 million and $42.5 million of marketplace revenue during the three months ended June 30, 2020 and 2019, respectively. Freelancer service fees generated $90.5 million and $83.1 million of marketplace revenue during the six months ended June 30, 2020 and 2019, respectively. Client payment processing and administration fees generated $12.8 million and $10.6 million of marketplace revenue during the three months ended June 30, 2020 and 2019, respectively. Client payment processing and administration fees generated $25.0 million and $19.9 million of marketplace revenue during the six months ended June 30, 2020 and 2019, respectively.
Managed services revenue represented 10% and 11% of total revenue for the three months ended June 30, 2020 and 2019, respectively. Managed services revenue increased by $1.0 million, or 13%, for the three months ended June 30, 2020 compared to the same period in 2019. Managed services revenue represented 10% and 11% of total revenue for the six months ended June 30, 2020 and 2019, respectively. Managed services revenue increased by $1.4 million, or 9%, for the six months ended June 30, 2020 compared to the same period in 2019. Managed services revenue grew at a slower rate than our marketplace revenue in the three and six months ended June 30, 2020 compared to the same periods in 2019, and we anticipate this trend to continue as we primarily focus on increasing client usage of and spend on our marketplace offerings.

Cost of Revenue and Gross Margin

(in thousands, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change		2020	2019	Change
Cost of revenue	$25,408	$21,588	$3,820	18%	$48,893	$42,713	$6,180	14%
Components of cost of revenue:
Cost of freelancer services to deliver managed services	7,272	6,635	637	10%	14,234	13,398	836	6%
Other components of cost of revenue	18,136	14,953	3,183	21%	34,659	29,315	5,344	18%
Total gross margin	71%	71%			71%	70%
For the three months ended June 30, 2020, cost of revenue increased by $3.8 million, or 18%, compared to the same period in 2019. The increase was primarily due to a $3.2 million, or 21%, increase in other components of cost of revenue, which was driven by an increase of $1.0 million in third-party hosting costs, $0.9 million in payment processing fees due to an increase in client spend on our platform, and $0.7 million in amortization of capitalized platform development costs.
For the six months ended June 30, 2020, cost of revenue increased by $6.2 million, or 14%, compared to the same period in 2019. The increase was primarily due to a $5.3 million, or 18%, increase in other components of cost of revenue, which was driven by an increase of $1.5 million in third-party hosting costs, $1.8 million in payment processing fees due to an increase in client spend on our platform, and $1.4 million in amortization of capitalized platform development costs.
Research and Development

(in thousands, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change		2020	2019	Change
Research and development	$20,547	$15,696	$4,851	31%	$39,895	$31,496	$8,399	27%
Percentage of total revenue	23%	21%			23%	22%
For the three months ended June 30, 2020, research and development expense increased by $4.9 million, or 31%, as compared to the same period in 2019. The increase was primarily due to an increase in personnel-related costs of $4.8 million, which resulted from investments made in connection with the execution of our strategic initiatives, and an increase in depreciation expense of $0.3 million, partially offset by the capitalization of $0.3 million of additional internal-use software and platform development costs.
For the six months ended June 30, 2020, research and development expense increased by $8.4 million, or 27%, as compared to the same period in 2019. The increase was primarily due to an increase in personnel-related costs of $8.7 million, which resulted from investments made in connection with the execution of our strategic initiatives, and an increase in depreciation expense of $0.5 million, partially offset by the capitalization of $0.7 million of additional internal-use software and platform development costs.

Sales and Marketing

(in thousands, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change		2020	2019	Change
Sales and marketing	$34,440	$24,479	$9,961	41%	$65,118	$44,997	$20,121	45%
Percentage of total revenue	39%	33%			38%	32%
For the three months ended June 30, 2020, sales and marketing expense increased by $10.0 million, or 41%, as compared to the same period in 2019. This increase was primarily due to year-over-year increases of $5.5 million in personnel-related costs to build out our enterprise sales team, including sales commissions that we expense as incurred, and $4.4 million in marketing and advertising costs due to our ongoing digital marketing programs and our television advertising campaign.
For the six months ended June 30, 2020, sales and marketing expense increased by $20.1 million, or 45%, as compared to the same period in 2019. This increase was primarily due to year-over-year increases of $10.1 million in personnel-related costs to build out our enterprise sales team, including sales commissions that we expense as incurred, $9.0 million in marketing and advertising costs due to our ongoing digital marketing programs and our television advertising campaign, and $1.0 million in amortization of licensed software and facilities-related and other costs resulting from ongoing business growth.
In an effort to accelerate our acquisition of Upwork Enterprise and Business clients, we will continue to invest in our sales and marketing capabilities and, in light of the COVID-19 pandemic, are focused on increasing our investment in brand awareness, marketing campaigns, and, to a lesser extent, our enterprise sales team.
General and Administrative

(in thousands, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change		2020	2019	Change
General and administrative	$17,102	$14,064	$3,038	22%	$34,926	$29,725	$5,201	17%
Percentage of total revenue	20%	19%			20%	21%
For the three months ended June 30, 2020, general and administrative expense increased by $3.0 million, or 22%, as compared to the same period in 2019. This increase was primarily due to increases of $2.6 million in personnel-related costs and $0.3 million in outside consulting and other professional services.
For the six months ended June 30, 2020, general and administrative expense increased by $5.2 million, or 17%, as compared to the same period in 2019. This increase was due to increases of $4.9 million in personnel-related costs and $0.8 million in outside consulting and other professional services, partially offset by reductions in facilities-related and other expenses of $0.5 million.
In light of the COVID-19 pandemic and the governmental restrictions intended to prevent its spread, we are evaluating our needs for our current office spaces. We may determine to either close or sublease certain of our offices, either of which may impact the recoverability of our operating lease asset and result in a one-time impairment charge being recognized in general and administrative expense. As a result, we expect general and administrative expense to increase in absolute dollars in future periods, although this expense, expressed as a percentage of total revenue, may vary from period to period.

Provision for Transaction Losses

(in thousands, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change		2020	2019	Change
Provision for transaction losses	$1,018	$855	$163	19%	$1,930	$1,492	$438	29%
Percentage of total revenue	1%	1%			1%	1%
For the three months ended June 30, 2020, provision for transaction losses increased by $0.2 million, or 19%, as compared to the same period in 2019, and represented approximately 1% of revenue for each period. For the six months ended June 30, 2020, provision for transaction losses increased by $0.4 million, or 29%, as compared to the same period in 2019, and represented approximately 1% of revenue for each period. We expect provisions for transaction losses to be between 1% and 2% of revenue and to increase proportionally as GSV grows; however, as a result of the COVID-19 pandemic, provision for transaction losses may increase as a percentage of revenue, although we did not experience this trend in the six months ended June 30, 2020.
Interest Expense and Other (Income) Expense, Net

(in thousands, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change		2020	2019	Change
Interest expense	$258	$357	$(99)	(28)%	$488	$730	$(242)	(33)%
Other (income) expense, net	(248)	(832)	584	(70)%	483	(1,311)	1,794	(137)%
For the three and six months ended June 30, 2020, interest expense decreased by $0.1 million and $0.2 million, respectively, as compared to the same periods in 2019 due to lower balances outstanding on the Term Loans.
For the three months ended June 30, 2020, other income, net was $0.2 million, as compared to $0.8 million for the same period in 2019, which was primarily driven by lower investment income received from marketable securities of $0.4 million, as well as additional foreign currency exchange losses in the three months ended June 30, 2020. For the six months ended June 30, 2020, other expense, net was $0.5 million, as compared to other income, net of $1.3 million for the same period in 2019, which was primarily driven by additional foreign currency exchange losses of $1.2 million from higher volumes of foreign currency transactions resulting from additional foreign currencies added in the second quarter of 2019, as well as lower investment income received from marketable securities of $0.6 million.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, and amounts available for borrowing under our Loan and Security Agreement, as amended (the “Loan Agreement”) referred to below under “—Term and Revolving Loans.” Our cash equivalents and marketable securities primarily consist of commercial paper, treasury bills, and U.S. government securities. As of June 30, 2020 and December 31, 2019, we had $76.8 million and $48.4 million in cash and cash equivalents, respectively. As of June 30, 2020 and December 31, 2019, we had $69.6 million and $85.5 million in marketable securities, respectively.
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
Escrow Funding Requirements
As a licensed internet escrow agent, we offer escrow services to users of our platform and, as such, we are required to hold our users’ escrowed cash and in-transit cash in trust as an asset and record a corresponding liability for escrow funds held on behalf of freelancers and clients on our balance sheet. Escrow regulations require us to fund the trust with our operating cash to cover shortages due to the timing of cash receipts from clients for completed hourly billings. As of June 30, 2020 and December 31, 2019, funds held in escrow were $129.6 million and $108.7 million, respectively. To the extent we have not yet collected funds for hourly billings from clients which are in transit due to timing differences in receipt of cash from clients and payments of cash to freelancers, we may, from time to time, utilize the revolving line of credit under our Loan Agreement to satisfy escrow funding requirements.
Term and Revolving Loans
Under our Loan Agreement, the aggregate amount of the facility is up to $49.0 million, consisting of a term loan in the original principal amount of $15.0 million (the “First Term Loan”), a term loan in the original principal amount of $9.0 million (the “Second Term Loan” and, together with the First Term Loan, the “Term Loans”), and a revolving line of credit, which permits borrowings of up to $25.0 million subject to customary conditions. Among other things, we may only borrow funds under the revolving line of credit if, after giving effect thereto, total borrowings under the line of credit do not exceed a specified percentage of eligible trade and client accounts receivable. The revolving line of credit, First Term Loan, and Second Term Loan mature in September 2020, March 2022, and September 2022, respectively. All borrowings under the Loan Agreement bear interest at floating rates, and, therefore, our borrowing costs are affected by changes in market interest rates.
As a result of the uncertainty caused by the COVID-19 pandemic, we drew down $15.0 million and $3.0 million under the revolving line of credit in March and April 2020, respectively, which we subsequently repaid in full in May 2020.
Our obligations under the Loan Agreement are secured by first priority liens on substantially all of our assets excluding our intellectual property (but including proceeds therefrom) and the funds and assets held by our subsidiary Upwork Escrow Inc. (“Upwork Escrow”). The Loan Agreement prohibits us from pledging our intellectual property. The Loan Agreement also includes a restriction on dividend payments, other than dividends payable solely in common stock. The Loan Agreement contains affirmative covenants, including a covenant requiring that we maintain an adjusted quick ratio, and also contains certain non-financial covenants. We were in compliance with our covenants under the Loan Agreement as of June 30, 2020 and December 31, 2019.
Pursuant to the terms of the Loan Agreement, we commenced repayment on the Term Loans in April 2019. During the three and six months ended June 30, 2020, we repaid $1.3 million and $2.5 million related to the First Term Loan, respectively, and $0.6 million and $1.3 million related to the Second Term Loan, respectively. During both the three and six months ended June 30, 2019, we repaid $1.3 million related to the First Term Loan and $0.6 million related to the Second Term Loan.

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in) operating activities	$6,662	$(27,826)
Net cash provided by (used in) investing activities	7,066	(71,384)
Net cash provided by financing activities	35,717	57,140
Net increase (decrease) in cash, cash equivalents, and restricted cash	$49,445	$(42,070)
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
For the six months ended June 30, 2020, net cash provided by operating activities was $6.7 million, which resulted from a net loss of $21.0 million, offset by non-cash charges of $21.2 million and net cash inflows of $6.5 million from changes in operating assets and liabilities. The change in operating assets and liabilities primarily resulted from the increase in accounts payable of $4.4 million, which was a result of the timing of payments of invoices, and the increase in accrued expenses and other current liabilities of $7.2 million, which was a result of additional accruals related to our ongoing marketing and brand awareness and other efforts, partially offset by a reduction in trade and client receivables of $4.8 million. Due to fluctuations in revenue and the number of transactions on our platform, coupled with fluctuations in the timing of cash receipts from clients and the impact of the COVID-19 pandemic on our business, our trade and client receivables will likely continue to fluctuate in the future.
For the six months ended June 30, 2019, net cash used in operating activities was $27.8 million, which resulted primarily from a net loss of $7.6 million and net cash outflows of $32.9 million from changes in operating assets and liabilities, partially offset by non-cash charges of $12.7 million. The end of the second quarter of 2019 fell on a Sunday, which directly impacted our trade and client receivables balance as of June 30, 2019. The change in operating assets and liabilities primarily resulted from the increase in trade and client receivables of $30.0 million. Due to fluctuations in revenue and the number of transactions on our platform, coupled with fluctuations in the timing of cash receipts from clients, our trade and client receivables will likely continue to fluctuate in the future.
Investing Activities
For the six months ended June 30, 2020, net cash provided by investing activities was $7.1 million, which was primarily a result of investing $47.7 million in various marketable securities, as well as $3.6 million of internal-use software and platform development costs that we paid during the period and purchases of property and equipment of $5.6 million primarily for leasehold improvements and furniture related to our office lease in Chicago, Illinois. These uses of cash were partially offset by proceeds from maturities of marketable securities of $64.0 million.
For the six months ended June 30, 2019, net cash used in investing activities was $71.4 million, which was primarily a result of investing $86.6 million in various marketable securities during the first half of 2019, as well as $2.2 million of internal-use software and platform development costs that we paid during the period and purchases of property and equipment of $7.4 million primarily for leasehold improvements and furniture related to our office leases in Santa Clara, California and Chicago, Illinois. These uses of cash were partially offset by sales of marketable securities of $24.8 million.

Financing Activities
For the six months ended June 30, 2020, net cash provided by financing activities was $35.7 million, which resulted primarily from an increase in escrow funds payable of $20.8 million, cash received from stock option exercises of $16.0 million, and proceeds received from our employee stock purchase plan of $2.7 million, partially offset by net repayments of borrowings on debt of $3.8 million.
For the six months ended June 30, 2019, net cash provided by financing activities was $57.1 million, which resulted primarily from the $25.0 million we elected to draw from our revolving line of credit to satisfy our escrow funding requirements as of June 30, 2019, as well as changes in escrow funds payable of $20.1 million, cash received from stock option exercises of $10.3 million, and proceeds from our employee stock purchase plan of $3.6 million, partially offset by total principal repayments on the Term Loans of $1.9 million.

Obligations and Other Commitments
Our principal commitments consist of obligations under our non-cancellable operating leases for office space and the Loan Agreement. The following table summarizes our contractual obligations as of June 30, 2020 (in thousands):

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Leases(1)	$36,203	$6,458	$13,177	$10,781	$5,787
Debt principal	14,535	7,571	6,964	—	—
Total contractual obligations	$50,738	$14,029	$20,141	$10,781	$5,787
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
As of June 30, 2020 and December 31, 2019, we had accrued liabilities related to indirect taxes based on management’s best estimate of its liability, which are reflected on our condensed consolidated balance sheets. We could be subject to examination in various jurisdictions related to income and non-income tax matters. The resolution of these types of matters, giving recognition to the recorded reserve, could have an adverse impact on our business.
Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any relationships with other entities or financial partnerships such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Interest Rate Risk
The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not make investments for trading or speculative purposes. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Borrowings under our Loan Agreement have variable interest rates. We had $14.5 million and $18.3 million aggregate principal amount of borrowings outstanding under our Loan Agreement as of June 30, 2020 and December 31, 2019, respectively. We do not believe that a hypothetical increase or decrease in interest rates of 100 basis points would have a material impact on our operating results or financial condition.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2020. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective.
Remediation of Previously Disclosed Material Weakness in Internal Control over Financial Reporting
We completed execution of our remediation plan and successfully remediated a material weakness in internal control over financial reporting related to the identification of a number of adjustments to our consolidated financial statements that resulted in a revision to previously issued financial statements as of and for the year-ended December 31, 2016. We identified the cause of these adjustments was due to growth in the business, which required additional qualified accounting personnel with an appropriate level of experience, and additional controls in the period end financial reporting process commensurate with the complexity of the business.
In response to the identified material weakness, management, with the oversight of the audit, risk, and compliance committee of our board of directors, hired additional accounting and finance employees with specific technical accounting and financial reporting experience necessary for a public company, including internal control over financial reporting. The execution of our remediation plan also included validation and testing of the design and operating effectiveness of certain new and enhanced internal controls in the period-end financial reporting process over a sustained period of financial reporting cycles.

Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The size of our community of users, including both freelancers and clients, is critical to our success. Our ability to achieve significant growth in revenue in the future will depend, in large part, upon our ability to attract new users, including new mid-market, large enterprise, and global account clients, to, and retain existing users on, our platform. Moreover, if we retain users but they do not spend at the rates we expect, our growth will be negatively impacted. Achieving growth in, and retention of, our community of users may require us to increasingly engage in sophisticated, costly, and lengthy sales and marketing efforts that may not result in additional users that transact on our platform or effectively retain our current users that transact on our platform, or may not do so in a cost-effective manner. We may also modify our pricing model or other services and features to attract and retain such users. Such modifications may not have the intended effect of attracting and retaining users and may have unintended negative consequences such as a loss of users or a reduction of user activity or spend on our platform.
In particular, as discussed below in the risk factor titled “Our business is experiencing, and is expected to continue to experience, an adverse impact from the ongoing COVID-19 pandemic,” the COVID-19 pandemic and the resulting global macroeconomic downturn has adversely affected, and is expected to continue to adversely affect, client spend on our platform. Moreover, in response to the impact of the COVID-19 pandemic, we have implemented, and may continue to implement, promotions in an effort to support those affected by the COVID-19 pandemic, and we may also implement other promotions, such as a reduction or elimination of certain fees normally charged to users, in an effort to retain users or respond to increased competitive conditions or to attract those seeking to engage freelancers for the first time, and any such changes may result in a reduction in revenue and adversely affect our business. In addition, any increase in user acquisition due to the shift toward remote work during the COVID-19 pandemic may slow or decline once the impact of the COVID-19 pandemic is mitigated and users return to work or are otherwise no longer subject to governmental restrictions related to the COVID-19 pandemic.
If we fail to attract new users, new users fail to spend at the rates we expect, or we fail to maintain or expand spend by existing users in a cost-effective manner or at all, our revenue will grow more slowly than expected or may decline and our business will be adversely impacted.
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
Beginning in the second half of 2019, we began evolving our offerings, products, brand positioning, and marketing to better address mid-market, large enterprise, and global account prospects and clients with larger, longer-term talent needs. And more recently, in the wake of the COVID-19 pandemic, we have prioritized our advertising, marketing, and certain product development efforts to reach those new and existing clients seeking to engage with remote freelancers in light of the governmental restrictions intended to prevent the spread of COVID-19. The evolution of these and other efforts, either individually or in the aggregate, may not be successful in producing sales or growing client spend from the target clients, and in the event these efforts result in the loss of or reduction in spend by other clients that is not offset by increased activity from mid-market, large enterprise, and global account clients, they may result in a temporary or long-term deceleration in GSV growth.
Users can generally decide to cease using our platform and related services at any time. Users may stop using our platform and related services if the quality of the user experience on our platform, including our support capabilities in the event of a problem, does not meet their expectations or keep pace with the quality of the user experience generally offered by competitive products and services. Users may also choose, and in the past have chosen, to cease using our platform if they perceive that our pricing model, including associated fees, is not in line with the value they derive from our platform, or for other reasons, including cost-cutting measures or other effects of the COVID-19 pandemic. Moreover, as discussed below in the risk factor titled “Users may circumvent our platform, which could adversely impact our business,” users may circumvent the payment services on our platform and pay freelancers directly or through another service, which is likely to happen more frequently during a macroeconomic downturn, such as the one caused by the COVID-19 pandemic, as users may be more cost sensitive or reduce their spending altogether during such period. In addition, expenditures by clients may be cyclical and may reflect overall economic conditions or budgeting patterns.
Any decrease in the attractiveness of our platform, failure to retain users, or reduced spending by clients could lead to decreased activity, diminished network effects, or a drop in GSV on our platform, which could adversely affect our business, revenue, financial condition, and operating results. We expect our GSV to fluctuate between periods due to a number of factors, including the volume and characteristics of projects that are posted by clients on our platform, such as size, duration, pricing, and other factors.
If users stop using, or reduce their use of, our platform and services for any reason, including the foregoing reasons, our revenue and business would be adversely affected.
We have a history of net losses, anticipate increasing our operating expenses in the future, and may not achieve or sustain profitability.
We have a history of incurring net losses, and we expect to incur net losses for the foreseeable future. For the six months ended June 30, 2020 and the years ended December 31, 2019 and 2018, we incurred net losses of $21.0 million, $16.7 million, and $19.9 million, respectively. As of June 30, 2020, we had an accumulated deficit of $193.0 million. We expect to make significant future expenditures related to the development and expansion of our business, including investing in marketing programs and activities, such as brand promotion efforts, including those designed to reach new and existing clients seeking to engage with remote freelancers in light of the governmental restrictions related to the COVID-19 pandemic; enhancing our Upwork Enterprise, Upwork Business, and other premium offerings; expanding our services and features; broadening and deepening the categories on our platform; promoting client engagement of those freelancers that typically optimize to deliver larger projects, including through our Upwork Payroll offering; localizing our offerings in select locations; expanding our sales force; enhancing our U.S.-to-U.S. domestic marketplace offering and our mobile product offering; and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These and other efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. While our revenue has grown in recent years, we may not be able to sustain the same level of growth in future periods, or at all. For example, we experienced a reduction in the growth of GSV and revenue in this quarter, due to the effects of the COVID-19 pandemic. If our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot ensure that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.
We have a limited operating history under our current business strategy and pricing model, which makes it difficult to evaluate our business and future prospects.
We recently evolved, and will continue to evolve, our sales, marketing, and brand positioning efforts. Recently we have expanded our focus on mid-market, large enterprise, and global account and other clients with larger, longer-term talent needs. To better serve this market segment, in recent years we have expanded our Upwork Enterprise offering and launched our Upwork Business offering, both of which help enterprises and other larger businesses connect with freelancers and provide these larger clients with additional products and services. We also continue to develop our current offerings and create and test additional premium offerings, features, and services to serve this and other market segments. Moreover, we made significant changes to our pricing model in 2016 and launched our U.S.-to-U.S. domestic marketplace offering in the second half of 2017. In 2019, we launched other pricing changes, including new paid membership types for clients and new Connects pricing for freelancers. In addition, we recently launched “Direct Contracts,” a service for freelancers to easily charge clients that are not registered users on Upwork’s platform. As a result, our current business strategy and pricing model have not been fully proven, we have only a limited operating history under our current business strategy and pricing model to evaluate our business and future prospects, and we continue to evolve our business strategy and related pricing, which subject us to a number of uncertainties, including our ability to plan for and model future growth and make accurate projections regarding our future performance. Our historical revenue growth should not be considered indicative of our future performance, particularly in light of the uncertainty caused by the COVID-19 pandemic and the resulting macroeconomic downturn. We have encountered, and will continue to encounter, risks, difficulties, and uncertainties frequently experienced by growing companies in rapidly changing industries, including our ability to achieve market acceptance of our platform and offerings and attract and retain users, as well as increasing competition and increasing expenses as we continue to grow our business. In addition, we have in the past, and may in the future, see unexpected or unintended effects, sometimes negative, as a result of changes to our pricing model, products and offerings, and sales, brand positioning, and marketing efforts, including a failure to attract new clients that spend on our platform or the loss of spend from existing clients. For example, since 2019, we have experienced a decline in client spend retention, which we believe was related to the launch of our U.S.-to-U.S. domestic marketplace offering in the second half of 2017 and more recently, due to the COVID-19 pandemic, as discussed in the section titled “Management’s Discussion and Analysis for Financial Condition and Results of Operations—Key Financial and Operational Metrics.” We cannot ensure that we will be successful in addressing these and other challenges we may face in the future, and our business may be adversely affected if we do not manage these challenges successfully. In addition, we may not achieve sufficient revenue to achieve or maintain positive cash flow from operations or profitability in any given period, or at all.
Because we derive the substantial majority of our revenue from our marketplace offerings, with most of our marketplace revenue derived from our Upwork Basic, Plus, Business, and Enterprise offerings, our inability to generate revenue from our marketplace offerings would adversely affect our business operations, financial results, and growth prospects.
Currently, we derive, and expect to continue to derive in the near future, the substantial majority of our revenue from our marketplace offerings, with most of our marketplace revenue derived from our Upwork Basic, Plus, Business, and Enterprise offerings. As such, market acceptance of our marketplace offerings is critical to our continued success, and any failure of our platform to meet users’ expectations with respect to user experience or the failure of specific features to be effective in attracting and retaining users, such as onboarding, search, or matching features, could have a negative impact on our business. Demand for our marketplace offerings is affected by a number of factors beyond our control, including the timing of development and release of new products and services by our competitors, our ability to respond to technological change and to innovate and grow, contraction in our market, client spending patterns, macroeconomic effects, such as those resulting from the COVID-19 pandemic, and the other risks identified herein. Moreover, as a result of the macroeconomic downturn caused by the COVID-19 pandemic, we have experienced, and may continue to experience, an increase in the number of users requesting a reduction of our fees and an increase in transaction losses due to declined payment methods and chargebacks. If we are unable to continue to meet user demands, to expand the categories of services offered on our platform, or to achieve and maintain more widespread market acceptance of our marketplace offerings, our business operations, financial results, and growth prospects could be adversely affected.
If we are not able to develop and release new products and services, or develop and release successful enhancements, new features, and modifications to our existing products and services, our business could be adversely affected.
The market for our platform is characterized by rapid technological change, frequent product and service introductions and enhancements, changing user demands, and evolving industry standards. The introduction of products and services embodying new technologies can quickly make existing products and services obsolete and unmarketable. We invest substantial resources in researching and developing new products and services and enhancing our platform by incorporating additional features, improving functionality, and adding other improvements to meet our users’ evolving demands in our increasingly highly competitive industry. The success of any enhancements or improvements to, or new features of, our platform or any new products and services depends on several factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies on our platform and third-party partners’ technologies, overall demand and market acceptance, and resulting user activity that is consistent with the intent of such products or services. We cannot be sure that we will succeed, on a timely or cost-effective basis, in developing, marketing, and delivering enhancements or new features to our platform or any new products and services that respond to continued changes in the market for talent or business services, nor can we be sure that any enhancements or new features to our platform or any new products and services will achieve market acceptance or produce the intended effect. In the past, we have experienced unintended negative effects, including reduced client spend retention, from certain modifications to our products and services. For example, since 2019, we have experienced a decline in client spend retention which we believe was related to the launch of our U.S.-to-U.S. domestic marketplace offering in the second half of 2017 and more recently, due to the COVID-19 pandemic, as discussed in the section titled “Management’s Discussion and Analysis for Financial Condition and Results of Operations—Key Financial and Operational Metrics.”
Because further development of our platform is complex, challenging, and dependent upon an array of factors, the timetable for the release of new products and services and enhancements to existing products and services is difficult to predict, and we may not offer new products and services as rapidly as users or prospective users of our platform require or expect. Any new products or services that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, may not be properly integrated with new and existing technologies on our platform or third-party partners’ technologies, may not achieve the broad market acceptance necessary to generate sufficient revenue, or may adversely impact existing client spend and user growth and retention. Moreover, even if we introduce new products and services, we may experience a decline in revenue from our existing products and services that is not offset by revenue from the new products or services. In addition, we may lose existing users that choose to use competing products or services. This could result in a temporary or permanent decrease in revenue and adversely affect our business.
Our business is experiencing, and is expected to continue to experience, an adverse impact from the ongoing COVID-19 pandemic.
The COVID-19 pandemic has adversely impacted our business and has resulted in reductions in demand for our products and services, especially with respect to our small- and medium-sized business clients, which have been most impacted by the resulting macroeconomic downturn and from which we derive a substantial portion of our GSV and revenue. If these clients continue to reduce their spending or cease operations entirely, the COVID-19 pandemic may have a material adverse effect on our business, financial condition, results of operations, and cash flows. The extent to which the ongoing COVID-19 pandemic will continue to adversely affect our business, financial condition, results of operations, and cash flow will depend on future developments, which are highly uncertain and cannot reasonably be predicted with confidence at this time, including the duration, spread, and severity of the outbreak, or the occurrence of additional “waves” of the outbreak; government responses to the pandemic and potential restrictions on our business and the businesses of our users; the impact of the pandemic on the U.S. and global economies and demand for our offerings; how quickly and to what extent normal economic and operating conditions resume; and the reaction of users and potential users to these developments, among others, and nearly all aspects of our business could be adversely affected. The potential impacts of such developments include, but are not limited to:
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
•increased risk of fraud or other illegal activity conducted by bad actors seeking to take advantage of our users or us due to the uncertainty around the COVID-19 pandemic;
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
•impacts on payment partners, disbursement partners, or other critical third-party partners may cause delays in processing payments to freelancers or other important functions of our platform, result in an increase in payment transaction costs, loss of revenue, or cause a decline in quality or availability of services, negatively affect our reputation or user activity on our platform, or increase our operating costs;
•reduced spend by clients or availability of freelancers located in areas or regions more affected by the COVID-19 pandemic;
•reduced ability to attract, train, integrate, and retain highly-skilled personnel;
•reduced GSV and revenue as a result of freelancers reducing the fees they charge to clients due to an excess number of freelancers joining our platform;
•longer sales cycles due to slower decision-making, reduced budgets, or delays in planned work by existing and potential clients;
•difficulty in business planning and forecasting due to significant uncertainty in the impact of the COVID-19 pandemic on all aspects of our business and on our clients and freelancers and other business partners;
•significant disruption of global financial markets, which may impact our ability to access capital now or in the future or make capital available only on terms less favorable to us;
•reduced sublease income as a result of our sublease tenants being unable or unwilling to make the rental payments set forth in their respective sublease agreement;
•any one-time impairment charges on our operating lease asset being recognized as a general and administrative expense due to a potential reduction to our office space and our inability to sublease such office space;
•impairments to our goodwill or other long-term assets if their carrying value exceeds their fair value;

•reduced ability to maintain our financial reporting systems and internal control over financial reporting, including our ability to ensure timely compliance with disclosure requirements under the Securities Exchange Act of 1934;
•de-globalization, which may result in clients being less willing to connect with non-U.S. users of our platform; and
•decline in demand on our platform following relaxation or lifting of governmental restrictions intended to prevent the spread of COVID-19.
Although the COVID-19 pandemic did not have a material adverse impact on our financial results for the first half of 2020, the rapidly changing market and macroeconomic conditions caused by the COVID-19 pandemic has disrupted the business of many of our clients, which resulted in a reduction in spend on our platform for some of those affected clients. Many of these risk factors are unpredictable and outside of our control, and any of these factors could amplify the other risks and uncertainties described elsewhere in this Quarterly Report. It is uncertain what impact that the various legislative and other government responses being undertaken in the United States and other countries in which our users are located will have on the economy, our industry, our partners, our users, and our company. In connection with the COVID-19 pandemic, we have also implemented measures to protect the health of our workforce, including by requiring most of our employees to work remotely for an indefinite period of time; to the extent offices reopen, our efforts to comply with applicable health guidelines may or may not prove sufficient to protect the health of our employees and other visitors to our offices. This and other policies may negatively impact the health and safety of our employees, impact workforce productivity, increase the risk of data security breaches and other privacy and security incidents, and may cause other disruptions to our business. There can be no assurance that these measures will be effective, however, or that we can adopt them without adversely affecting our business operations. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of the macroeconomic downturn that has occurred as a result and is likely to continue in the future. Furthermore, any increase in client acquisition due to the shift toward remote work during the COVID-19 pandemic may slow or decline once the impact of the COVID-19 pandemic is mitigated and users are no longer subject to government restrictions intended to prevent the spread of COVID-19.
Our operating results may fluctuate from quarter to quarter, which makes our future results difficult to predict.
Our quarterly operating results have fluctuated in the past and may fluctuate in the future, particularly during a macroeconomic downturn such as the one caused by the COVID-19 pandemic. Additionally, we have a limited operating history under our current business strategy and pricing model, and we make pricing, product, and other changes from time to time, all of which make it difficult to forecast our future results. As a result, you should not rely upon our past quarterly operating results as indicators of future performance. You should take into account the risks, difficulties, and uncertainties frequently encountered by companies in rapidly evolving markets. Our operating results in any given quarter can be influenced by numerous factors, many of which are unpredictable or are outside of our control, including:
•ongoing uncertainty and impact on the global economy and spending by large, medium and small companies relating to the COVID-19 pandemic, availability of qualified freelancers, and uncertainty regarding the timing and nature of any future economic recovery, as discussed further above;
•our ability to generate significant revenue from our Upwork Basic, Plus, Business, and Enterprise offerings, and our other premium offerings;
•our ability to attract, retain and grow small- and medium-sized business clients;
•spending patterns of clients, including whether those clients that use our platform frequently or for larger projects, reduce their spend, stop using our platform, or change their method of payment to us, including in each case as a result of the implementation of macroeconomic or other external factors, new pricing or the introduction of new or modified products or services on our platform, such as the changes made in the pricing and packaging of Connects purchases in 2019, and any pricing or other changes made in response to the COVID-19 pandemic;
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
•the impact of public health pandemics, especially the COVID-19 pandemic, or other global or regional events or conditions;
•due to our tiered pricing model for freelancer service fees, the mix in any period between freelancers that have billed larger amounts to clients on our platform, where we charge a lower rate on billings, and freelancers that have billed clients less on our platform, where we charge a higher rate on billings;
•our ability to attract and retain freelancers that provide the types and quality of services sought by clients on our platform, particularly freelancers that provide services for which client demand exceeds supply on our platform;
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
•our ability to introduce new products and services or enhance existing products and services without adversely affecting our existing revenue;
•changes to our pricing model, including associated fees, and any resulting change to how we recognize revenue, or change in the number of projects that get posted or completed on our platform;
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
•revenue recognition fluctuations for arrangements subject to our tiered pricing model for freelancer service fees;
•litigation, regulatory investigations or enforcement actions, and adverse judgments, settlements, or other litigation-related costs;
•fluctuations in the mix of payment provider costs and the revenue generated from payment providers;
•data security or privacy breaches or incidents and associated remediation costs and reputational harm;
•changes in the mix of products and services that our enterprise clients or other users demand;

•the episodic nature of freelance work generally or changes to demand for freelance work due to political or regulatory changes or uncertainty;
•changes in the common law, or in the statutory, legislative, or regulatory environment, such as with respect to privacy, data security, wage and hour regulations, worker classification (including classification of independent contractors or similar workers and classification of employees as exempt or non-exempt), internet regulation, payment processing, global trade, or tax requirements;
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
•losses and expenses from indemnification, dispute assistance, and similar contractual obligations we owe to clients; and
•expenses incurred in connection with The Upwork Foundation initiative.
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
The Upwork brand did not exist before 2015. We believe that developing, maintaining, and enhancing awareness and integrity of our brand and reputation in a cost-effective manner are important to achieving widespread acceptance and use of our platform and are important elements in attracting new users and retaining existing users. Successful promotion and positioning of our brand, products, and our business model depends on, among other things, the effectiveness of our marketing efforts and brand messaging, our ability to provide a reliable, trustworthy, and useful platform and products at competitive prices, the perceived value of our platform and products, and our ability to provide quality support. In order to reach the brand awareness and acceptance levels of some of our competitors, we will need to continuously invest in marketing programs that may not be successful in achieving meaningful awareness and acceptance levels, particularly during early phases of expansion into newer customer awareness segments. Further, brand promotion activities may not resonate with existing or potential users or yield increased revenue, including any brand promotion efforts in response to the COVID-19 pandemic, and even if they do, the increased revenue may not offset the expenses we incur in building and maintaining our brand and reputation. For example, we invested heavily in advertising in the United States in 2019, and have continued that investment in 2020, to increase our brand awareness, and it is not certain that these investments have had or will have sufficient positive impact on our brand to be cost effective. We have also recently evolved our marketing and brand positioning efforts to expand our focus on mid-market, larger enterprise, global account, and other clients, with larger, longer-term talent and contracting needs and may not be successful in achieving the brand awareness and acceptance levels with this market segment, in a cost-effective manner, or without harming other areas of our business.
To protect our brand, we also expend substantial resources to register and defend our trademarks and to prevent others from using the same or substantially similar marks. Despite these efforts, we are not always successful in registering, maintaining, opposing cancellation actions, and preventing misappropriation of our own marks and other intellectual property or preventing registration of confusingly similar marks, or we may choose for business reasons to not take such actions, and we may suffer dilution, loss of reputation, genericization, or other harm to our brand. We also rely on our community of users in a variety of ways, including their willingness to give us feedback regarding our platform, and failure of our users to provide feedback on their experience on our platform or our failure to adequately address any concerns could negatively impact the willingness of them or prospective users to use our platform. If we fail to promote and maintain our brand successfully or to maintain loyalty among our users, or if we incur substantial expenses in unsuccessful attempts to promote and maintain our brand, we may fail to attract new users or retain our existing users and our business and financial condition may be adversely affected.
We and our users may be subject to new and existing laws and regulations, both in the United States and internationally.
We and our users are subject to a wide variety of foreign and domestic laws. Laws, regulations, and standards governing issues that may affect us, such as worker classification, employment, worker health, payments, worker confidentiality obligations and whistleblowing, intellectual property, consumer protection, taxation, privacy, and data security are often complex and subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal and state administrative agencies. Many of these laws were adopted prior to the advent of the internet, mobile, and related technologies and, as a result, do not contemplate or address the unique issues of the internet, mobile, and related technologies. Other laws and regulations may be adopted in response to internet, mobile, and related technologies. New and existing laws and regulations (or changes in interpretation of existing laws and regulations), including those concerning worker classification, independent contractors, employment, payments, whistleblowing and worker confidentiality obligations, intellectual property, consumer protection, taxation, privacy, data security, benefits, unionizing and collective action, arbitration agreements and class action waiver provisions, unfair competition, terms of service, website accessibility, background checks (such as the Fair Credit Reporting Act, 15 U.S.C. § 1681), escheatment, and federal contracting may also be adopted, implemented, or interpreted to apply to us and other online services marketplaces or our users. Likewise, these laws affect our users, and their application, or uncertainty around their application, may affect demand for our marketplace.
New laws, regulations and orders enacted in response to the COVID-19 pandemic or the resulting macroeconomic downturn may also affect our business in ways that we did not anticipate, and existing laws and regulations may be interpreted and enforced differently than they have in the past in response to the COVID-19 pandemic. These laws may change rapidly and compliance may be costly to us. For example, the governmental restrictions intended to prevent the spread of COVID-19 currently enacted in many jurisdictions may result in a loss of productivity of our workforce and an increase in data security breaches and other privacy and security incidents, among other things.
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
The level of regulatory scrutiny on larger companies, technology companies in general, and companies engaged in dealings with independent contractors, payments, or personal information in particular has increased significantly recently and may continue to do so. Legislators may enact new laws or regulatory agencies may promulgate new rules or regulations that are adverse to our business or the interests of our users, or they may view matters or interpret laws and regulations differently than they have in the past or in a manner adverse to our business or the interests of our users. Such legislative or regulatory scrutiny or action may create or enhance different or conflicting obligations on us from one jurisdiction to another.
New approaches to policy-making and legislation may also produce unintended harms for our business, which may impact our ability to operate our business in the manner in which we are accustomed. For example, there has been increased focus on worker classification and independent contractor regulations which led in part to the adoption of legislation in California, and it is possible that other jurisdictions will implement similar laws and regulations, as discussed in the risk factor titled “There may be adverse tax, legal, and other consequences if the contractor classification or employment status of freelancers that use our platform is challenged.” These laws and regulations may have a far-reaching impact, including on the independent professionals that use our platform and their clients. Any of these regulations could negatively impact our users, including perceptions regarding their use of our platform, or have a material adverse effect on the demand for freelancers on our platform or on the manner in which we are able to operate our platform.
As we look to expand our international footprint over time, we may become obligated to comply with additional laws and regulations of the countries or markets in which we operate or have users. We may be harmed if we are found to be subject to new or existing laws and regulations or if those laws are interpreted and applied to us in a manner that harms our business or is inconsistent with the application of U.S. laws, including those concerning worker classification, independent contractors, employment, payments, whistleblowing and worker confidentiality obligations, laws related to the COVID-19 pandemic, intellectual property, consumer protection, taxation, privacy, data security, benefits, unionizing and collective action, arbitration agreements and class action waiver provisions, unfair competition, terms of service, website accessibility, background checks, and escheatment. In addition, contractual provisions that are designed to protect and mitigate against risks, including terms of service, services agreements, arbitration and class action waiver provisions, disclaimers of warranties, limitations of liabilities, releases of claims, and indemnification provisions, could be deemed unenforceable as to the application of these laws and regulations by a court, arbitrator, or other decision-making body. If we are unable to comply with these laws and regulations or manage the complexity of global operations and supporting an international user base successfully or in a cost-effective manner, or if these laws and regulations are found to apply to our users or cause a decline in demand for freelancer services, our business, operating results, and financial condition could be adversely affected.
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
The market segment for freelancers and the clients that engage them is highly competitive, rapidly evolving, fragmented, and subject to changing technology, shifting needs, and frequent introductions of new competitors as well as new products and services. The level of competition within, and the frequency and likelihood of new competitors entering, such market segment may intensify further due to the COVID-19 pandemic and the resulting macroeconomic downturn and increased unemployment rates, and also due to the increased adoption of remote work resulting from the COVID-19-related governmental restrictions. We compete with a number of online and offline platforms and services domestically and internationally to attract and retain users and expand our share of user spend. Our main competitors fall into the following categories:
•traditional contingent workforce and staffing service providers and other outsourcing providers, such as The Adecco Group, Randstad, Recruit, Allegis Group, and Robert Half International;
•online freelancer platforms that serve either a diverse range of skill categories, such as Fiverr, Guru, and Freelancer.com, or specific skill categories;
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
We also compete with companies that utilize emerging technologies, such as blockchain, artificial intelligence, augmented reality, and machine learning. These competitors may offer products and services that may, among other things, provide automated alternatives to the services that freelancers provide on our platform, use machine learning algorithms to connect businesses with service providers more effectively than we do, or otherwise change the way that businesses engage or pay service providers so as to make our platform less attractive to users. Many of the companies and services that utilize these technologies in our market are still new and not yet fully mature in their capabilities or network scale; however, we may face increased competition should these companies or services, or new entrants, succeed.
Many of our current and potential competitors, both online and offline, enjoy substantial competitive advantages, such as greater name recognition and more prominent brand reputation; pre-existing relationships with desirable clients; longer operating histories; greater financial, technical, and other resources; more users; and, in some cases, the ability to rapidly combine online platforms with traditional staffing and contingent worker solutions. Some of our current and potential competitors have recently undertaken, or may in the future undertake, an initial public offering or another equity or convertible debt issuance, which could improve their competitive position due to enhanced brand recognition and additional working capital. These companies may use these advantages to offer products and services similar to ours at a lower price, develop different or superior products and services to compete with our platform, or respond more quickly and effectively than we do to new or changing opportunities, technologies, standards, regulatory conditions, or user preferences or requirements. In addition, while we compete intensely in more established markets, we also compete in developing technology markets that are characterized by dynamic and rapid technological change, many and different business models, and frequent disruption of incumbents by innovative online and offline entrants. The barriers to entry into these markets can be low, and businesses easily and quickly can launch online or mobile platforms and applications at nominal cost by using commercially available software or partnering with various established companies in these markets.
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
Our business depends on the overall demand for labor and on the economic health of current and prospective clients that use our platform. Any significant weakening of the economy in the United States or Europe or of the global economy, including the macroeconomic downturn caused by the COVID-19 pandemic and the resulting increase in unemployment rates, more limited availability of credit, a reduction in business confidence and activity, decreased government spending, economic uncertainty, financial turmoil affecting the banking system or financial markets, trade wars and higher tariffs, a more limited market for independent professional service providers or information technology services, and other adverse economic or market conditions may adversely impact our business and operating results. Global economic and political events or uncertainty may cause some of our current or potential clients to curtail spending on our platform, and may ultimately result in new regulatory and cost challenges to our operations. In addition, small- and medium-sized businesses have been disproportionately impacted by the macroeconomic downturn resulting from the COVID-19 pandemic and have reduced their spend on our platform. These adverse conditions have resulted, and may continue to result, in reductions in revenue, increased operating expenses, longer sales cycles, slower adoption of new technologies, and increased competition. There is also risk that when overall global economic conditions are positive, our business could be negatively impacted by a decreased demand for freelancers as businesses utilize more full-time employees relative to their use of independent contractors. We cannot predict the timing, strength, or duration of any economic slowdown, including the macroeconomic downturn caused by the COVID-19 pandemic, or any subsequent recovery generally. If the conditions in the general economy continue to deteriorate as a result of the COVID-19 pandemic or otherwise, our business, financial condition, and operating results could continue to be adversely affected.
Users may circumvent our platform, which could adversely impact our business.
Our business depends on users transacting through our platform. Despite our efforts to prevent them from doing so, users may, and we believe from time to time do, circumvent our platform and engage with or pay each other through other means to avoid the fees that we charge on our platform. Circumvention by users of our platform is also likely to have increased and may continue to increase in response to a macroeconomic downturn, such as the macroeconomic downturn resulting from the COVID-19 pandemic, as users may be more cost-sensitive with respect to our fees. In addition, enhancements and changes we make with respect to our product and services may unintentionally cause, and may have unintentionally caused in the past, users to circumvent our platform. The loss of revenue associated with circumvention of our platform may have an adverse impact on our business, cash flows, operating results, and financial condition. In addition, our efforts to reduce circumvention may be costly or disruptive to implement, fail to have the intended effect or have an adverse effect on our brand or user experience, cause users to cease using our platform, reduce the attractiveness of our platform, divert the attention of management, or otherwise harm our business.
We face payment and fraud risks that could adversely impact our business.
Requirements on our platform relating to user authentication and fraud detection are complex. If our user authentication and fraud detection measures are not effective, our platform may be perceived as not being secure, our reputation may be harmed, and our business may be adversely impacted. In addition, bad actors around the world use increasingly sophisticated methods to engage in illegal activities involving personal information, such as unauthorized or fraudulent use of another’s identity, payment information, or other information; misrepresentation of the user’s identity or skills, including using accounts that they have purchased, sold, or leased; and acquisition or use of credit or debit card details and bank account information. These types of illegal activities may increase in the event of a macroeconomic downturn, such as the downturn resulting from the COVID-19 pandemic, as bad actors seek to take increasing advantage of us or our users. This conduct on our site could result in any of the following, each of which could adversely impact our business:
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
•users that are subjected or exposed to the unlawful, fraudulent, or improper conduct of other users or other third parties, or law enforcement or administrative agencies, may seek to hold us responsible for the conduct of users, may lose confidence in our platform, decrease or cease use of our platform, seek to obtain damages and costs, publicize their experience, or impose fines and penalties;
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
Despite measures we have taken to detect, prevent, and mitigate these risks, we do not have control over users of our platform and cannot ensure that any of our measures will stop or minimize the use of our platform for, or to further, illegal or improper purposes. We have received in the past, and are likely to continue to receive in the future, increased complaints and inquiries from clients, freelancers, and other third parties, including law enforcement, administrative agencies, and the press, concerning misuse of our platform and wrongful conduct of other users, especially as a result of increased fraudulent activity related to the COVID-19 pandemic. We have also brought claims against clients and other third parties for their misuse of our platform, and may be required to bring similar claims in the future. Even if these claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the attention and resources of our management and adversely affect our business and operating results.
Because a substantial portion of the services offered on our platform is information technology services, a decline in freelancers offering or the market for information technology service providers on our platform could adversely affect our business.
A significant portion of the services offered by freelancers on our platform relates to information technology. If, for any reason, the market for information technology services declines, including as a result of a macroeconomic downturn such as the one caused by the COVID-19 pandemic, increased use of artificial intelligence, automation, insufficient number of freelancers on our platform performing information technology services, or otherwise, or if the need for these services slows, if talent is not available on our platform or willing to perform these services or businesses satisfy their needs for these services through alternative means, including through use of our competitors’ products, the growth in the number of users on our platform may slow or decline and as a result our revenue and business may be adversely impacted.
Our sales efforts are increasingly targeted at mid-market, large enterprise, and global account clients, and as a result we may encounter greater pricing, implementation, and customization challenges, we may incur additional costs, and we may have to delay revenue recognition for more complicated transactions, each of which could adversely impact our business and operating results.
Our sales efforts are increasingly targeted at mid-market, large enterprise, and global account clients, and as a result, we face greater costs, longer sales cycles, and less predictability in completing some of our sales and in increasing spend by existing clients. For larger clients, use of our platform may require approvals by multiple departments and executive-level personnel and require us to provide greater levels of services and client education regarding the uses, benefits, security, privacy, worker classification, payments, and compliance services offered on our platform. Larger enterprises typically have longer decision-making and implementation cycles and may demand more customization, higher levels of support, a broader range of services, and greater payment flexibility. Existing and potential clients have failed, and may continue to fail, to respond to our sales outreach, may slow down decision-making, may delay planned work on our platform, or seek to negotiate pricing and other terms that are less favorable to us during a macroeconomic downturn such as the one caused by the COVID-19 pandemic, ultimately resulting in longer sales cycles and otherwise negatively impacting our sales efforts. Restrictions in place to prevent the spread of the COVID-19 coronavirus restrict our ability to travel and negotiate in person, which may also negatively impact our sales efforts. In addition, mid-market, large enterprise, and global account clients may require greater functionality and scalability that can lead to delays in sales or difficulties in growing client spend. We are often required to spend time and resources to better familiarize potential mid-market, large enterprise, and global account clients with the value propositions of our platform generally. Despite our efforts in familiarizing potential mid-market, large enterprise, and global account clients with the benefits of our platform, these potential clients may decide not to use our platform if, among other reasons, they do not feel that their procurement or compliance needs are or will be met. In addition, sales opportunities with mid-market, large enterprise, and global account companies may require us to devote greater sales and administrative support and professional services resources to individual clients, which could increase our costs, lengthen our sales cycle, and divert our own sales and professional services resources to a smaller number of larger clients. We may spend substantial time, effort, and money in our sales efforts without being successful in producing sales or growing client spend.
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
We also have in the past agreed, and may in the future agree, to take on additional risk for worker classification, privacy, security, work product, payments, or other matters for mid-market, larger enterprise, and global account clients, or to other terms that are unfavorable to us in order to secure a client’s business or increase its spend, as discussed further in the risk factors titled “There may be adverse tax, legal, and other consequences if the contractor classification or employment status of freelancers that use our platform is challenged.” All these factors can add further risk and expenses to business conducted with these clients even after a successful sale.
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

We offer an optional service to our Upwork Enterprise clients, through which service we help classify freelancers as employees of third-party staffing providers or independent contractors. For clients that subscribe to this service, subject to applicable law and the terms of our agreement with the client, we indemnify clients from misclassification risk and make warranties to the client (e.g., as to compliance with applicable laws). In addition, we offer a number of other premium services where we provide increased assistance to enable users to find and contract with one another with confidence they will receive the value for which they pay. Third-party staffing providers employ freelancers classified as employees for clients, and failure of these staffing providers to comply with all legal and tax requirements could adversely affect our business. We also use our platform to find, classify, and engage freelancers to provide services for us and for our managed services offering. In general, any time a court or administrative agency determines that we or our clients that use our platform have misclassified a freelancer as an independent contractor, we or our users could incur tax and other liabilities for failing to properly withhold or pay taxes on the freelancer’s compensation as well as potential wage and hour and other liabilities depending on the circumstances and jurisdiction. We may be subject to administrative inquiries and audits concerning the taxation and classification of our workers and the users of our platform. We cannot be certain that any insurance coverage that we have or may obtain will extend to or be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.
There is often uncertainty in the application of worker classification laws, and consequently there is risk to us and to users, both freelancers and clients, that independent contractors could be deemed to be misclassified under applicable law. The tests governing whether a service provider is an independent contractor or an employee are typically highly fact sensitive and vary by governing law. Laws and regulations that govern the status and misclassification of independent contractors are also subject to change as well as to divergent interpretations by various authorities, which can create uncertainty and unpredictability. For example, in California, we are aware of the state supreme court’s 2018 decision in Dynamex Operations West, Inc. v. Superior Court of Los Angeles, as well as Assembly Bill 5 (“AB 5”), which went into effect January 1, 2020 and which has the stated purpose of codifying the Dynamex holding. Together, they change the standard in California for determining worker classification and are widely viewed as expanding the scope of the definition of employee for most purposes under California law. Given the enactment of AB 5, there is little guidance from the courts or the regulatory authorities charged with its enforcement and there is a significant degree of uncertainty regarding its application. In addition, AB 5 has been the subject of widespread national discussion and it is possible that other jurisdictions, including New York, Washington, Illinois and other states, may enact similar laws. Additionally, initiatives such as California’s Proposition 22 (2020) or other potential legislation could alter the legislative and regulatory landscape regarding how states, municipalities and the federal government may choose to regulate independent contractors broadly and specific sectors as well, which may affect how our users run their businesses depending on their locale. As a result, there is significant uncertainty regarding what the worker classification regulatory landscape will look like in future years, and compliance with any new legislation or regulations may be costly to us and expose us to litigation, fines, and penalties. In addition, any developments or changes in the regulatory environment impacting worker classification and independent contractors may reduce the demand for independent contractors more generally in one or more jurisdictions and have an adverse effect on our business, operating results, and financial condition.
A misclassification determination, allegation, claim, or audit creates potential exposure for users and for us, including but not limited to reputational harm and monetary exposure arising from or relating to failure to withhold and remit taxes, unpaid wages, and wage and hour laws and requirements (such as those pertaining to minimum wage and overtime); claims for employee benefits, social security contributions, and workers’ compensation and unemployment insurance; claims of discrimination, harassment, and retaliation under civil rights laws; claims under laws pertaining to unionizing, collective bargaining, and other concerted activity; and other claims, charges, or other proceedings under laws and regulations applicable to employers and employees, including risks relating to allegations of joint employer liability. Such claims could result in monetary damages (including but not limited to wage-based damages or restitution, compensatory damages, liquidated damages, and punitive damages), interest, fines, penalties, costs, fees (including but not limited to attorneys’ fees), criminal and other liability, assessment, injunctive relief, or settlement. These types of claims have become more frequent in light of deteriorating macroeconomic conditions as a result of the COVID-19 pandemic, more prone to agency error in light of overwhelmed agencies, and more difficult to oppose due to COVID-19 related delays. Claims naming our company may also have become and may continue to be more prevalent in light of legislative and regulatory responses to the COVID-19 pandemic, such as the Pandemic Unemployment Assistance (“PUA”) program and state programs implementing PUA. Such an allegation, claim, or adverse determination, including but not limited to with respect to the freelancers that provide services to us, or the requirement for us to indemnify a client, could also harm our brand and reputation, which could adversely impact our business. While these risks are mitigated, in part, by our contractual rights of indemnification against third-party claims, any limitations or obligations that we include in our contracts with clients to limit our exposure to claims could be determined to be unenforceable, could be costly to enforce or ineffective, or may otherwise prove inadequate.
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
There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of sales and sales support personnel to support our growth. It is difficult to find sales personnel with the specific skills and technical knowledge needed to sell our Upwork Business, Upwork Enterprise, and other premium offerings. We may be unable to hire or retain a sufficient number of qualified sales personnel. Furthermore, hiring sales personnel, particularly in new markets, requires additional costs that we may not recover if the sales personnel fail to achieve full productivity. Even if we are able to hire qualified personnel, doing so may be costly and lengthy, as new sales personnel require significant training and can take a number of months to achieve full productivity. In addition, new sales personnel do not always achieve productivity milestones within the timelines that we have projected, negatively impacting our ability to achieve our long-term financial projections associated with such personnel. Not all of our recent hires and planned hires have or will become productive as quickly as we expect and when our new sales personnel do not become fully productive on the timelines that we have projected, or at all, our revenue will not increase at anticipated rates, or at all, and our ability to achieve long-term projections may be negatively impacted. The productivity of our sales force may also be diminished by the effects of the COVID-19 pandemic and governmental restrictions intended to prevent its spread, which many of our employees are currently subject, and training new hires may be more difficult as a result of such governmental restrictions. If we are unable to hire and train a sufficient number of effective sales personnel, or if our sales personnel are not successful in obtaining new business or increasing sales to our existing user base, our business and results of operations will be adversely affected.
If the market for freelancers and the services they offer develops more slowly than we expect, our growth may slow or stall, and our operating results could be adversely affected.
The market for online freelancers and the services they offer is relatively new, rapidly evolving, and unproven. Our future success will depend in large part on the continued growth and expansion of this market and the willingness of businesses to engage freelancers to provide services. It is difficult to predict the size, growth rate, and expansion of this market, whether any expansion will be long-term or temporary, the entry of products and services that are competitive to ours, the success of existing competitive products and services, or technological, macroeconomic, legal, regulatory, or other developments that will impact the overall demand for freelancer services. Furthermore, many businesses may be unwilling to engage freelancers for a variety of reasons, including perceived negative connotations with outsourcing work, quality of work, or privacy or data security concerns or the rapidly evolving regulations that may impact the demand for independent contractor services more generally, as discussed further in the risk factor titled “There may be adverse tax, legal, and other consequences if the contractor classification or employment status of freelancers that use our platform is challenged.” If the market for freelancers and the services they offer does not achieve widespread adoption, or there is a reduction in demand for freelancer services, it could result in decreased revenue and our business could be adversely affected.
Changes to our pricing model could adversely affect our business.
We implemented a significant change to our pricing model in 2016, which, for a period of time following the pricing change, contributed to GSV growing at a faster rate than revenue. From time to time we have made other changes, including in 2019 when we launched new paid membership types for clients and new Connects pricing for freelancers and we anticipate further changes to Connects pricing and policies in the future in an effort to improve fill rates on our platform, which may have a negative impact on our revenue. From time to time, we will make further changes to our pricing model due to a variety of reasons, including potentially in response to the COVID-19 pandemic, due to changes to the market for our products and services or our business strategy, as new competitors enter our market segment, as we introduce or refine our offerings, and as competitors introduce new products and services. Changes to any components of our pricing model may, among other things, result in user dissatisfaction, lead to a loss of users on our platform, result in a change to the way we recognize revenue, reduce the amount of revenue we generate as a percentage of GSV, reduce the rate or size of projects that get posted or completed on our platform, or otherwise negatively impact our operating results, financial condition, and cash flows.
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
Our business involves the storage, processing, and transmission of users’ proprietary, confidential, and personal information as well as the use of third-party partners and vendors who store, process, and transmit users’ proprietary, confidential, and personal information. We also maintain certain other proprietary and confidential information relating to our business and personal information of our personnel. Any security breach, other hacking or phishing attack, or other data privacy or security incident, whether intentionally or unintentionally caused by us or by third parties, that we experience could result in unauthorized access to, misuse of, or unauthorized acquisition of our, our personnel’s, or our users’ data; the loss, corruption, or alteration of this data; interruptions in our operations; or damage to our computers or systems or those of our users. Any of these could expose us to claims, litigation, fines, other potential liability, and reputational harm. An increasing number of online services have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their services. Additionally, malware, viruses, social engineering (including business email compromise), and general hacking in our industry have become more prevalent and more complex. Bad actors often use uncertainty caused by a crisis, such as the COVID-19 pandemic, to try to take advantage of us, our users, and our vendors by using social engineering and other methods to persuade their victims to make fraudulent payments, or to download viruses or malware. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target, we and our vendors and third-party partners may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our or our vendors’ or third-party partners’ security or privacy or other data privacy or security incident occurs, public perception of the effectiveness of our security measures and brand could be harmed, and we could lose users and business. Data security breaches and other data privacy and security incidents may also result from non-technical means, such as, for example, actions taken by employees or contractors, such as freelancers that we engage on our platform to perform services for us. Any compromise of our security or the security of our vendors or third-party partners could result in a violation of applicable privacy and other laws, regulatory or other governmental investigations, enforcement actions, litigation, and legal and financial exposure, including potential contractual liability. These liabilities may exceed the amounts covered by our insurance; further, we cannot be certain that our insurance coverage will extend to or be adequate for liabilities actually incurred, or that insurance will continue to be available to us on economically reasonable terms, or at all. Any such compromise could also result in damage to our reputation and a loss of confidence in our security measures. Any of these effects could adversely impact our business.
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
We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, European legislators adopted the General Data Protection Regulation (the “GDPR”), which became effective in May 2018, superseded existing European Union (“EU”) data protection legislation, imposes more stringent EU data protection requirements, and provides for significant penalties for noncompliance. The GDPR creates new compliance obligations applicable to our business, users, vendors, and third-party partners, which could cause us to change our business practices, and increases financial penalties for noncompliance, including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million, whichever is higher, for the most serious violations. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR has been and will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and there is a risk that we may be subject to governmental investigations or enforcement actions, fines and penalties, claims, litigation, and reputational harm in connection with any European activities. Moreover, on July 16, 2020, the Court of Justice of the European Union (the “CJEU”) declared the EU-U.S. Privacy Shield to be an invalid basis for transferring data from the EU to the United States. The CJEU’s decision may create new compliance obligations applicable to our business, users, vendors, and third-party partners, which could cause us to change our business practices. As further guidance is issued by European authorities, the full rights and responsibilities resulting from the CJEU’s decision may continue to change. Further, in connection with its process of leaving the EU, the United Kingdom has enacted the Data Protection Act 2018 (the “Data Protection Act”) that is substantially consistent with the GDPR.
Additionally, in June 2018, California passed the California Consumer Privacy Act (the “CCPA”), which provides new data privacy rights for consumers and new operational requirements for companies. The CCPA became effective on January 1, 2020. Fines for noncompliance may be up to $7,500 per violation. On June 1, 2020, the

Attorney General of California submitted the final proposed regulations implementing the CCPA to the California Office of Administrative Law for its review and approval. Until formal regulations are in place and enforcement is further undertaken by the Attorney General of California and other offices, the full rights and responsibilities under the CCPA may continue to change. The costs of compliance with, and other burdens imposed by, the GDPR and CCPA may limit the use and adoption of our products and services and could have an adverse impact on our business. Because the GDPR, Data Protection Act, and CCPA have been recently enacted, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal and state administrative agencies, and our interpretations of these laws and efforts to comply with the rules and regulations of these laws may be deemed invalid.
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
Even though we currently have a limited physical presence outside of the United States, our users have a global footprint that subjects us to the risks of being found to do business internationally. We have users on our platform located in over 180 countries, including some markets where we have limited experience, where challenges can be significantly different from those we have faced in more developed markets, and where business practices may create greater internal control risks. Further, certain skills and services are offered by freelancers concentrated in countries with higher risks of instability and geopolitical uncertainty, such as Russia and Ukraine. In addition, we engage freelancers located in many countries to provide services for our managed services offering and to us for internal projects. Because our website is generally accessible by users worldwide, we have received in the past, and may continue to receive, notices from jurisdictions claiming that we or our users are required to comply with their laws. Laws outside of the United States regulating the internet, payments, escrow, data protection, data residency, privacy, taxation, terms of service, website accessibility, consumer protection, intellectual property ownership, services intermediaries, payment intermediaries, labor and employment, wage and hour, worker classification, worker health, background checks, and recruiting and staffing companies, among others, which could be interpreted to apply to us, are often less favorable to us than those in the United States, giving greater rights to competitors, users, and other third parties. Compliance with international laws and regulations may be more costly than expected, may require us to change our business practices or restrict our product offerings, and the imposition of any such laws or regulations on us, our users, or third parties that we or our users utilize to provide or use our services, may adversely impact our revenue and business. In addition, we may be subject to multiple overlapping legal or regulatory regimes that impose conflicting requirements which could lead to additional compliance costs and enhanced legal risks.
Risks inherent in conducting business with an international user base and engaging freelancers globally include, but are not limited to:

•being deemed to conduct business or have operations in the jurisdictions where users, including freelancers that provide services to us, are resident and being subject to their laws and regulatory requirements, including those concerning taxation;
•new or changed regulatory requirements;
•varying worker classification standards, regulations, and approaches to enforcement;
•compliance with U.S. and foreign laws designed to combat money laundering and the financing of terrorist activities;
•compliance with U.S. and foreign laws and regulations regarding privacy, data protection, information security, and the collection, storing, retention, sharing, use, processing, transfer, disclosure, and protection of personal information and other content;
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
•economic weakness or currency-related challenges or crises;
•fluctuations in foreign currency exchange rates;
•costs of localizing services, including adding the ability for clients to pay in local currencies;
•lack of acceptance of localized services or of services generally because they are not localized;
•difficulties in, and costs of, staffing, managing, and operating international operations or support functions;
•tax issues;
•weaker intellectual property protection;
•organizing or similar activity by workers, local unions, works councils, or other labor organizations;
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
The risks described above may also make it difficult for us to expand our operations internationally. Analysis of, and compliance with, global laws and regulations may substantially increase our cost of doing business. We may be unable to keep current with changes in laws and regulations as they develop. Although we have implemented policies and procedures designed to analyze whether these laws apply and, if applicable, support compliance with these laws and regulations, there can be no assurance that we will always maintain compliance, that our interpretations are or will remain correct, or that all of our employees, contractors, partners, users, and agents will comply. Any violations could result in enforcement actions or other proceedings, fines, civil and criminal penalties, damages, interest, costs and fees (including but not limited to legal fees), injunctions, loss of intellectual property rights, or reputational harm. If we are unable to comply with these laws and regulations or manage the complexity of global operations and supporting an international user base successfully and in a cost-effective manner, our business, operating results, and financial condition could be adversely affected.

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
Our payment partners are critical to our business. In order to maintain these relationships, we have in the past been, and may in the future be, forced to agree to terms that are unfavorable to us. If we are unable to maintain our agreements with current payment partners on favorable terms, or at all, or we are unable to enter into new agreements with new payment partners on favorable terms, or at all, our ability to disburse transactions and our revenue and business may be adversely affected. This could occur for a number of reasons, including the following:
•our payment processors may be unable or unwilling to perform the services we require of them, such as processing payments to freelancers in a timely manner, including in a manner that is satisfactory to us as it relates to compliance with U.S. federal, state, and international laws and regulatory requirements;
•we may choose to cease doing business with our payment partners for a number of reasons, including due to allegations of fraud or other impropriety by them or their third-party partners;
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
For example, in June 2020, Wirecard AG, a prepaid card issuer used by one of our payment partners to issue prepaid cards to our users, filed for insolvency and was ordered by the UK Financial Conduct Authority to cease all licensed activity. As a result, our non-U.S. users who previously chose to withdraw their funds to a prepaid card could not access their funds for several days. The order was eventually lifted, allowing those customers to access their funds. This incident or any similar future incident concerning our payment partners or their respective vendors could cause our customers to lose trust in our platform and could have an adverse impact on our business.
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
We have experienced growth in a relatively short period of time. For example, our total revenue for the six months ended June 30, 2020 was $170.7 million, representing a period-over-period growth rate of 20% over the same period in 2019. Over time, we plan to continue to expand our operations and personnel significantly. Sustaining our growth will place significant demands on our management as well as on our administrative, operational, and financial resources. To manage our growth, we must continue to improve our operational, financial, and management information systems; expand, motivate, and effectively manage and train our workforce; and effectively collaborate with our third-party partners, all of which can be more difficult with an increasingly remote workforce. If we are unable to manage our growth successfully without compromising our quality of service or our profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, operating results, financial condition, and ability to successfully market our platform and serve our users could be adversely affected.
Our recent and historical growth should not be considered indicative of our future performance. We have encountered, and will encounter in the future, risks, challenges, and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks, challenges, and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our financial condition and operating results could differ materially from our expectations, our growth rates may slow, and our business would be adversely impacted.
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
Although we believe that our operations comply with existing U.S. federal, state, and international laws and regulatory requirements related to escrow, money transmission, and the handling or moving of money, the laws or regulations may change, and interpretations of existing laws and regulations may also change. As a result, Upwork Escrow or Upwork Global could be required to be licensed as an escrow agent or a money transmitter (or other similar licensee) in other U.S. states or other jurisdictions or may choose to obtain such a license even if not required. Such a decision could also require Upwork Escrow or Upwork Global to register as a money services business under federal laws and regulations. It is also possible that Upwork Escrow or Upwork Global could become subject to regulatory enforcement or other proceedings in those states or other jurisdictions with escrow, money transmission, or other similar statutes or regulatory requirements related to the handling or moving of money, which could in turn have a significant impact on our business, even if we were to ultimately prevail in such proceedings. Upwork Escrow or Upwork Global may also be required to become licensed as a payment institution (or obtain a similar license) under the European Payment Services Directive or other international laws and regulations. Any developments in the laws or regulations related to escrow, money transmission, or the handling or moving of money; material changes to the mandate, purview or regulatory approach at the DBO; or increased scrutiny of our business may lead to additional compliance costs and administrative overhead.
The application of laws and regulations related to escrow, money transmission, and the handling or moving of money is subject to significant complexity and uncertainty, particularly as those laws relate to new and evolving business models. If Upwork Escrow or Upwork Global is ultimately deemed to be in violation of one or more escrow or money transmitter or other similar statutes or regulatory requirements related to the handling or moving of money in any U.S. state or other jurisdiction, we may be subject to the imposition of fines or restrictions on our business, our ability to offer some or all of our services in the relevant jurisdiction may be suspended, and we may be subject to civil or criminal liability and our business, operating results, financial condition, reputation, and brand could be adversely affected.
Failure to comply with anti-corruption, anti-money laundering, and sanctions laws, including the U.S. Foreign Corrupt Practices Act (the “FCPA”), and similar laws associated with our activities outside of the United States, could subject us to penalties and other adverse consequences.
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
Any violation of the FCPA, other applicable anti-corruption laws, or other anti-bribery, anti-money laundering, or sanctions laws, could result in investigations and actions by federal or state attorneys general or foreign regulators, loss of export privileges, severe criminal or civil fines and penalties or other sanctions, forfeiture of significant assets, whistleblower complaints, and adverse media coverage, which could have an adverse effect on our reputation, business, operating results, and prospects. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.
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
AWS does not have an obligation to renew its agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements or unable to renew on commercially reasonable terms, our agreements are prematurely terminated, or we add additional infrastructure providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new data center providers. If these providers charge high costs for or increase the cost of their services, we may have to increase the fees to use our platform and our operating results may be adversely impacted. We also plan to transition in the fourth quarter of 2020 to a different AWS facility than the one we are currently using in an effort to reduce long-term costs, to gain access to servers with enhanced functionality, and increase operational resilience. During this transition, we may experience resulting downtime or incur additional costs, particularly if we encounter an unforeseen issue or incident during the migration. We expect to incur increased costs during the migration, as we will need to use two AWS data facilities at one time during the transition period.
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
The application of federal, state, local, and international tax laws to services provided over the internet is evolving. In addition to income taxes, in the United States and various foreign jurisdictions, we may also be subject to non-income based taxes, such as payroll, sales, use, value-added, and goods and services taxes (including the “digital service tax”), and we may also be subject to increased obligations as a withholding agent. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the internet and ecommerce. In addition, governments are increasingly looking for ways to increase revenue, which has resulted in aggressive enforcement and new interpretations of existing tax laws, enacting new laws and promulgating new regulations, discussions about tax reform, and other legislative action to increase tax revenue, including through indirect taxes. New income, payroll, sales, use, value-added, goods and services, platform, intermediary, digital services, or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time (possibly with retroactive effect), could be applied solely or disproportionately to services provided over the internet, could target certain products and services offered on our platform, or could otherwise affect our or our users’ tax obligations or financial position and operating results. Many countries in the EU, as well as the United Kingdom, India, and a number of other countries and organizations, such as the Organisation for Economic Cooperation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations. The impact and burden of these regulations and proposed regulations on our business and the businesses of our users is uncertain, but may have a negative impact on our business.
We currently collect and remit indirect taxes on our fees in a number of jurisdictions and from time to time we may begin collecting and remitting indirect taxes in additional jurisdictions. Our collection of indirect taxes on our fees in these jurisdictions may cause our users to use other platforms or other alternatives that do not collect indirect taxes on their fees, which may in turn affect our financial results. In addition, tax authorities may raise questions about, challenge or disagree with our calculation, reporting, or collection of taxes and may require us to remit additional taxes and interest, and could impose associated penalties and fees. Should any new taxes become applicable, or if the taxes we pay are found to be deficient, our business could be adversely impacted. We have in the past been, and may in the future be, audited by tax authorities with respect to non-income taxes, and we may have exposure to additional non-income tax liabilities, which could have an adverse effect on our operating results and financial condition. In addition, our future effective tax rates could be favorably or unfavorably affected by changes in tax rates, changes in the valuation of our deferred tax assets or liabilities, the effectiveness of our tax planning strategies, or changes in tax laws or their interpretation. Such changes could have an adverse impact on our operating results and financial condition.
Moreover, state, local, and foreign tax jurisdictions have differing rules and regulations governing sales, income, use, value-added, payroll, services, and other taxes, and these rules and regulations can be complex and are subject to varying interpretations and enforcement positions that may change over time. Existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us or our users (possibly with retroactive effect), which could require us or our users to pay additional tax amounts on prior sales and going forward, as well as require us or our users to pay fines, penalties, and interest for past amounts. Although our terms of service require our users to pay all applicable sales and other taxes and to indemnify us for any requirement that we pay any withholding amount to the appropriate authorities, our platform does not include functionality to easily enable users to charge any applicable taxes to one another, users may be unwilling or unable to pay back taxes and associated interest or penalties and may fail to indemnify us, we may determine that it would not be commercially feasible or cost-effective to seek reimbursement, the indemnification obligation may be deemed unenforceable, or the functionality and indemnification provisions may cause users to seek out other platforms. If we are required to collect and pay back taxes and associated interest and penalties, or we are unsuccessful in collecting such amounts from our users, we could incur potentially substantial unplanned expenses, thereby adversely impacting our operating results and cash flows. In addition, tax laws and regulations may subject us to audit by tax regulators and require us to provide certain data and information, including user information, from our platform to tax regulators in certain jurisdictions. If we are obligated to provide such information to tax regulators in any jurisdiction, users may choose to use other platforms or other alternatives, which may in turn adversely affect our operating results and financial condition.
As a result of these and other factors, the ultimate amount of tax obligations we owe may differ from the amounts recorded in our financial statements and any such difference may adversely impact our operating results in future periods in which we change our estimates of our tax obligations or in which the ultimate tax outcome is determined.
Our business model subjects us to disputes with or between users of our platform.
Our business model involves enabling connections between freelancers and clients that contract directly through our platform. Freelancers and clients are free to negotiate any contract terms they choose, but we also provide optional service contract terms that they can elect to use. Disputes sometimes arise between freelancers and clients with regard to their contract terms, work relationship, or otherwise, including with respect to service standards, payment, confidentiality, work product, and intellectual property ownership and infringement. These disputes may occur more frequently during a macroeconomic downturn, such as the one currently being caused by the COVID-19 pandemic. If either party believes the contract terms were not met, our standard terms and some individually negotiated services agreements provide a mechanism for the parties to request assistance from us, and, for some contracts, if that is unsuccessful, they may choose to resolve the dispute with the help of a third-party arbitrator. Whether or not freelancers and clients decide to seek assistance from us, if these disputes are not resolved amicably, the parties might escalate to formal proceedings, such as by filing claims with a court or arbitral authority. Given our role in facilitating and supporting these arrangements, claims are sometimes brought against us directly as a result of these disputes and freelancers or clients bring us into any claims filed against each other, particularly when the other user is insolvent or facing financial difficulties, like those caused by the COVID-19 pandemic. Through our terms of service and services agreements for premium services, we disclaim responsibility and liability for any disputes between users (except with respect to specified dispute assistance programs and services); however, we cannot guarantee that these terms will be effective in preventing or limiting our involvement in user disputes or that these terms will be enforceable or otherwise effectively prevent us from incurring liability as a result of disputes between users. In addition, from time to time users do, and may continue to, assert claims against us regarding their experience on our platform, including related to their search ranking results, their feedback ratings, our advertising or marketing, our dispute resolution process, or admission or non-admission to the platform or other programs and badges, including those designed to highlight successful freelancers. Moreover, for some premium services in individually negotiated agreements, we provide enhanced services and assistance with respect to disputes over work product, and Enterprise clients or freelancers on their engagements may pursue claims against us if they are not satisfied with those enhanced services. Disputes between clients and freelancers and between users and our company may become more frequent in light of deteriorating macroeconomic conditions as a result of the COVID-19 pandemic. An increase in the number of disputes may result in an adverse effect on our company, such as a loss of goodwill with users, reputational harm, lost GSV and revenue, and an increase in costs to us. Even if these claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could result in legal, settlement, or other financial costs; divert the resources of our management; harm our reputation and customer relationships; and adversely affect our business and operating results.
Our revenue growth depends in part on the success of our strategic relationships with third parties and their continued performance.
To grow our business, we anticipate that we will need to continue to establish and maintain relationships with third parties, such as staffing providers, banks, software and technology vendors, and payment processing and disbursement providers. For example, we work with third-party staffing providers that support our employment offering, Upwork Payroll. As our agreements with third-party partners terminate or expire, we may be unable to renew or replace these agreements on favorable terms, or at all. Moreover, we cannot guarantee that the parties with which we have strategic relationships will continue to offer the services for which we rely on them at economically reasonable terms or at all, devote the resources necessary to expand our reach, increase our distribution, or support an increased number of users and associated use cases. Some of our strategic partners are experiencing delays, disruptions, or closures due to the COVID-19 pandemic, which may result in disruptions to the services they provide to us and our users. Further, some of our strategic partners offer, or could offer, competing products and services or also work with our competitors, the likelihood of which may increase due to the COVID-19 pandemic and the resulting macroeconomic downturn, increased unemployment rates, and increased adoption of remote work. As a result of these factors, many of our third-party partners may choose to develop alternative products and services in addition to, or in lieu of, our platform, either on their own or in collaboration with others, including our competitors. If we are unsuccessful in establishing or maintaining our relationships with third parties on favorable terms, our ability to compete or to grow our total revenue could be impaired and our operating results may be adversely impacted. Even if we are successful in establishing and maintaining these relationships with third parties on comparable terms, we cannot ensure that these relationships will result in increased usage of our platform or increased revenue.
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
Our future success depends in large part on the continued services of senior management and other key personnel and our ability to retain and motivate them. In particular, we are dependent on the services of Hayden Brown, our President and Chief Executive Officer, and our technology, platform, future vision, and strategic direction could be compromised if she were to take another position, become ill or incapacitated, or otherwise become unable to serve as our President and Chief Executive Officer. We rely on our leadership team in the areas of product, engineering, operations, security, marketing, sales, support, corporate development, and general and administrative functions. Our senior management and other key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason, and without notice, and we do not maintain any “key-person” life insurance policies. If we lose the services of senior management or other key personnel, if our succession plans prove inadequate, or if we are unable to attract, train, integrate, and retain the highly-skilled personnel we need, our business, operating results, and financial condition could be adversely affected.
From time to time, there have been and may be changes in our management team resulting from the hiring or departure of executives. For example, in December 2019, we announced that our prior President and Chief Executive Officer, Stephane Kasriel, was resigning from this position on December 31, 2019, and that Hayden Brown, our prior Chief Marketing and Product Officer, would take the position of President and Chief Executive Officer effective January 1, 2020. Additionally, on August 4, 2020, we announced that our prior Chief Financial Officer, Brian Kinion, was resigning from this position and that Jeff McCombs would be appointed as our Chief Financial Officer effective August 4, 2020. These changes have resulted, and may continue to result, in increased attrition of our personnel, including senior management and key employees, stemming from the resulting organizational restructuring, as new reporting relationships are established, and as other companies may increasingly target our executives. For example, we are currently seeking to hire a new Senior Vice President of Product. Any such changes may also result in a loss of institutional knowledge, cause disruptions to our business or distract or result in diminished morale in or the loss of workers.
Volatility or lack of appreciation in our stock price may also affect our ability to attract new talent and retain our key employees. For example, due in part to the COVID-19 pandemic, the market price of our common stock has been and may continue to be volatile, and employees may be more likely to leave us if the market price of our common stock declines or if the exercise price of the options that they hold are above or near the market price of our common stock. Conversely, many of our senior personnel and other key employees have become, or will soon become, vested in a substantial amount of stock or stock options and may be more likely to leave us if the shares they own, or the shares underlying their vested options, have appreciated in value relative to the original purchase price of the shares or the exercise price of the options. If we are unable to retain our employees, or if we need to increase our compensation expenses to retain our employees, our business, operating results, financial condition, and cash flows could be adversely affected.
Our future success also depends on our continuing ability to attract, train, integrate, and retain highly-skilled personnel, including software engineers and sales personnel. We face intense competition for qualified personnel from numerous software and other technology companies. In addition, competition for qualified personnel, particularly software engineers, is particularly intense in the San Francisco Bay Area, where our headquarters are located. We may not be able to retain our current key employees or attract, train, integrate, or retain other highly-skilled personnel in the future, all of which may be more difficult during the COVID-19 pandemic and the governmental restrictions intended to prevent its spread. We may incur significant costs to attract and retain highly-skilled personnel, we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them, and our succession plans may be insufficient to ensure business continuity if we are unable to retain key personnel. To the extent we move into new geographies, we would need to attract and recruit skilled personnel in those areas. If we are unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements, on a timely basis or at all, our business may be adversely affected.
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

As a result of no longer being an emerging growth company, we have incurred, and will continue to incur, significant additional expenses that we did not previously incur in complying with the Sarbanes-Oxley Act and rules implemented by the SEC. The cost of compliance with Section 404 of the Sarbanes-Oxley Act (“Section 404”) has required, and will continue to require, us to incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements.
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
In addition, changing laws, regulations, and standards relating to corporate governance, stockholder litigation, and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, making some activities more time-consuming, and increasing the likelihood and expense of litigation. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve or otherwise change over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters, higher costs necessitated by ongoing revisions to disclosure and governance practices, and increased expenses and management attention due to actual or threatened litigation. We intend to invest resources to comply with evolving laws, regulations and standards (or changing interpretations of them), and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with these laws, regulations, and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected. Being a public company and complying with the associated rules and regulations, and being subject to heightened likelihood of litigation, makes it more expensive for us to obtain director and officer liability insurance, the costs of which can fluctuate significantly from year-to-year due to general market conditions in obtaining such insurance, but in recent years have risen significantly, consistent with the increase in market rates. As a result, we may be required to accept reduced coverage, incur substantially higher costs to obtain coverage, or may be unable to obtain coverage on economically reasonable terms, or at all. These factors could also make it more difficult for us to attract and retain qualified executives and qualified members of our board of directors, particularly to serve on our audit, risk, and compliance committee, our compensation committee, and our nominating and governance committee.
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
Our success depends in large part on our proprietary technology and data. We rely on various intellectual property rights, including patents, copyrights, trademarks, and trade secrets, as well as confidentiality provisions and contractual arrangements, to protect our proprietary rights. As the adoption of remote work becomes more prevalent and competitors enter our market segment, our exposure to unauthorized copying and use of our platform, technology, intellectual property, and other proprietary information may increase. If we do not protect and enforce our intellectual property rights successfully or cost-effectively, our competitive position may suffer, which would adversely impact our operating results.

Our pending patent or trademark applications may not be approved, or competitors or others may challenge the validity, enforceability, or scope of our patents, the registrability or validity of our trademarks, or the trade secret status of our proprietary information. If we are unsuccessful in a dispute or litigation, we may be unable to stop competitors or others from using our marks or confusingly similar marks, and we may suffer dilution, loss of reputation, genericization, or other harm to our brand. Efforts to protect and enforce our intellectual property rights, even if successful, may be costly, negatively impact our brand, negatively affect worker productivity, and be time consuming and distracting to our management. There can be no assurance that additional patents will be issued or that any patents that are issued will provide significant protection for our intellectual property. In addition, our patents, copyrights, trademarks, trade secrets, and other intellectual property rights may not provide us a significant competitive advantage. There is no assurance that the particular forms of intellectual property protection that we seek, including business decisions about when to file patents or register or renew trademarks and when and how to maintain and protect trade secrets, will be adequate to protect our business.
We may not pursue or file patent applications or apply for registration of copyrights or trademarks in the United States and foreign jurisdictions in which we have a presence with respect to our potentially patentable inventions, works of authorship, and marks and logos for a variety of reasons, including the cost of procuring such rights and the uncertainty involved in obtaining adequate protection from such applications and registrations. Moreover, recent amendments to, developing jurisprudence regarding, and possible changes to intellectual property laws and regulations, including U.S. and foreign patent law, may affect our ability to protect and enforce our intellectual property rights. If the intellectual property rights that we develop are not sufficient to protect our proprietary technology and data, our brand, our business, financial condition and operating results could be adversely affected.
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
We rely on trade secrets as an important aspect of our intellectual property program and to cover much of our technology and know-how. We seek to protect our trade secrets through confidentiality and invention assignment or intellectual property ownership agreements with our employees, contractors and other parties. In addition, for employees of third-party staffing providers or other contractors, the employer agrees to enter into these agreements with individual workers. We also take other measures to protect our information and data, including implementing acceptable use policies, limiting access to our information and data through technological means, and monitoring and limiting the dissemination of our information and data outside of company-owned information systems. We cannot ensure that these agreements, or all the terms thereof, will be enforceable or compliant with applicable law, or these agreements and other measures will be effective in controlling access to, use of, and distribution of our proprietary information or in effectively securing and maintaining exclusive ownership of intellectual property developed by our current or former employees and contractors. Most of our employees and all of the contractors with which we work are off-site, which may make it more difficult to control use of confidential materials, increasing the risk that our source code or other confidential or trade secret information may be exposed. Further, these agreements with our employees, contractors, and other parties may not prevent other parties from independently developing technologies that are substantially equivalent or superior to our platform. Any failure to protect intellectual property that we develop or our proprietary technology and data would adversely affect our business, operating results, and financial condition.
We spend significant time and resources securing and monitoring our intellectual property rights, and we may or may not be able to detect infringement by third parties. Our competitive position may be adversely impacted if we cannot detect infringement or enforce our intellectual property rights quickly or at all. In some circumstances, we may choose not to pursue enforcement because an infringer may have a dominant intellectual property position or for other business reasons. In addition, competitors might avoid infringement by designing around our intellectual property rights or by developing non-infringing competing technologies. We have in the past been, and may in the future be, forced to rely on litigation, opposition, and cancellation actions, and other claims and enforcement actions to protect our intellectual property, including to dispute registration, use of marks that may be confusingly similar to our own marks, or use of technologies that infringe on our intellectual property. Similar claims and other litigation may be necessary in the future to enforce and protect our intellectual property rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property rights may be met with defenses; counterclaims attacking the scope, validity, and enforceability of our intellectual property rights; or counterclaims and countersuits asserting infringement by us of third-party intellectual property rights. Our failure to secure, protect, and enforce our intellectual property rights could adversely affect our brand and our business, and we could lose the right to use certain intellectual property or lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property against others.
Litigation could have a material adverse impact on our operating results and financial condition.
From time to time, we are involved in litigation. The outcome of any litigation (including class actions and individual lawsuits or arbitration), regardless of its merits, is inherently uncertain. Regardless of the merits or ultimate outcome of any claims that have been or may be brought against us or that we may bring against others, pending or future litigation could result in a diversion of management’s attention and resources and reputational harm, and we may be required to incur significant expenses defending against these claims or pursuing claims against third parties in order to protect our rights. If we are unable to prevail in litigation, we could incur substantial liabilities. We may also determine that the most cost-effective and efficient way to resolve a dispute is to enter into a settlement agreement. Where we can make a reasonable estimate of the liability relating to pending litigation and determine that it is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of uncertainties relating to litigation, the amount of our estimates could be wrong as determining reserves for pending litigation is a complex, fact-intensive process that is subject to judgment calls. Any adverse determination related to litigation or adverse terms contained in a settlement agreement could require us to change our technology or our business practices in costly ways, prevent us from offering certain products or services, require us to pay monetary damages, fines, or penalties, or require us to enter into royalty or licensing arrangements, and could adversely affect our operating results and cash flows, harm our reputation, or otherwise negatively impact our business.
We are vulnerable to intellectual property infringement claims and challenges to our intellectual property rights brought against us by third parties.
We operate in a highly competitive industry, and there has been considerable activity in our industry to develop and enforce intellectual property rights. Intellectual property infringement claims against us or our users or third-party partners could result in monetary liability or a material disruption in the conduct of our business. We cannot be certain that aspects of our platform, content, and brand names do not or will not infringe valid patents, trademarks, copyrights, or other intellectual property rights held by third parties. We are now, have in the past been, and may in the future be, subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. Companies, including non-practicing entities, have also sent us demand letters alleging that we infringe their intellectual property and proposing that we license certain of their patents. Our competitors and other third parties have in the past challenged, and may in the future challenge, our registration or use of our trademarks, including “Upwork,” and, if successful, such a challenge could adversely affect our business. Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to cease selling or using products and services that incorporate the intellectual property that we allegedly infringe; make substantial payments for legal fees, settlement payments, or other costs or damages; obtain a license to sell or use the relevant technology, which may not be available on reasonable terms or at all; or redesign the allegedly infringing products and services to avoid infringement, which could be costly, time-consuming, distracting to management, or impossible. Any claims or litigation, regardless of merit, could divert management’s attention and cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering aspects of our platform, or require that we comply with other unfavorable terms. Our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. We may also be obligated to indemnify certain clients on our platform or strategic partners or others in connection with such infringement claims, or to obtain licenses from third parties or modify our platform, and each such obligation would require us to expend additional resources. Some of our infringement indemnification obligations related to intellectual property are contractually capped at a very high amount or not capped at all.
Any disputes relating to allegations of intellectual property infringement, including current disputes, could subject us to significant legal costs and liability for damages and invalidate our proprietary rights. Any current or potential future intellectual property disputes or litigation also could force us to do one or more of the following:
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
Even if intellectual property claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results. We expect that the occurrence of infringement claims is likely to grow as the market segment for freelancers and the clients that engage them grows. Accordingly, our exposure to damages resulting from infringement claims could increase and this could require us to expend additional financial and management resources.
We may be unable to integrate acquired businesses and technologies successfully or to achieve the expected benefits of such acquisitions. We may acquire or invest in additional companies, which may divert our management’s attention, result in additional dilution to our stockholders, and consume resources that are necessary to sustain our business.
Our business strategy may, from time to time, include acquiring complementary products, technologies, or businesses. At any given time, we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any acquisition, investment, or business relationship may result in unforeseen or additional operating difficulties, risks, and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, services, personnel, or operations of the acquired companies particularly if the key personnel of the acquired companies choose not to work for us, if an acquired company’s software is not easily adapted to work with ours, if expected synergies fail to materialize, or otherwise. Acquisitions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for the development of our business. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown or additional risks and liabilities.
We may in the future seek to acquire or invest in additional businesses, products, technologies, or other assets. We also may enter into relationships with other businesses to expand our platform or our ability to provide our platform in foreign jurisdictions, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing, or investments in other companies. Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to close these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close. For one or more of those transactions, we may:
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
•incur expenses or assume substantial liabilities;
•encounter difficulties retaining key employees of the acquired company or integrating diverse software codes or business cultures;
•encounter difficulties in assimilating acquired operations and development cultures or otherwise fail to realize the anticipated benefits of such transactions;
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

We previously identified and have remediated a material weakness in our internal control over financial reporting and if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.
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
During the year ended December 31, 2019, improvements to the processes of financial reporting were implemented, which included a condensed monthly financial close process providing an increased timeframe to prepare and review financial reporting, enhanced disclosure preparation, and review controls. In addition, management hired additional qualified accounting personnel with the requisite knowledge of technical accounting and financial reporting requirements for a public company. As discussed in Part I, Item 4 “Controls and Procedures,” during the quarter ended June 30, 2020, we completed execution of our remediation plan and successfully remediated the material weakness.
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
In connection with our Upwork Enterprise and Business offerings, and for certain legacy clients, we advance payments to freelancers for invoiced services on behalf of the client and subsequently invoice the client for such services. In addition, in certain instances, we will advance payment on a freelancer invoice if the client issues a chargeback or their payment method is declined and the freelancer assigns us the right to recover any funds from the client. From time to time, clients fail to pay for these services rendered by a freelancer, and as a result, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the applicable agreement or our terms of service, including through arbitration or litigation. We may experience an increase in the failure of clients to pay for services in the event of a macroeconomic downturn, such as a downturn resulting from the COVID-19 pandemic, as clients become unable or unwilling to pay for services rendered. Furthermore, some clients may seek bankruptcy protection or other similar relief and fail to pay amounts due, or pay those amounts more slowly, either of which could adversely affect our operating results, financial position, and cash flow. All of these risks are made more likely by the COVID-19 pandemic and the resulting macroeconomic downturn, and could result in increased costs to us as we advance payments to freelancers and seek to compel payment from our clients.
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
We track certain performance metrics, including GSV, the number of core clients, client spend retention, and marketplace take rate with internal tools, which are not independently verified by any third party. Our internal tools have a number of limitations and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we report. If the internal tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. In addition, limitations or errors with respect to how we measure data (or the data that we measure) may affect our understanding of certain details of our business, which could affect our longer-term strategies. If our performance metrics are not accurate representations of our business, user base, or traffic levels; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, our reputation may be harmed, we may be subject to legal or regulatory actions, and our operating and financial results could be adversely affected. In addition, from time to time we may change the performance metrics that we track, including metrics that we report, and any new performance metrics will also be subject to the foregoing limitations and risks.
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
In addition, the interest rates we pay under our Loan Agreement are derived from the prime rate, which may increase in the future. Interest rate increases will result in us having to make higher interest payments and reduce the amount of working capital available to us. Our Loan Agreement also prohibits us from falling below an adjusted quick ratio. Our ability to comply with this covenant is dependent upon our future business performance as well as future expenditures, such as an acquisition, strategic investment, or other business endeavor.
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
In order to support our growth and respond to business challenges, such as developing new features or enhancements to our platform, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business and we intend to continue to make such investments. In addition, we may, from time to time, seek to acquire or strategically invest in other complementary products, technologies, or businesses. As a result, we may need to engage in equity or debt financings, in lieu of or in addition to borrowing funds under our Loan Agreement, to obtain the funds required for these investments, acquisitions, and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to those of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve additional restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions and strategic investments. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations. Moreover, the COVID-19 pandemic has caused, and may continue to cause, significant disruptions of global financial markets, which may impact our ability to access capital now and in the future, and capital may be available only on terms less favorable to us.
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
In particular, in May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (Topic 605),

Revenue Recognition (Topic 605). The core principle of Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On December 31, 2019, Topic 606 became effective for us retroactive to January 1, 2019. Under Topic 606, more estimates, judgments, and assumptions are required within the revenue recognition process than were previously required. This includes more enhanced disclosures in our condensed consolidated financial statements to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with our users. Under Topic 606, we are required to estimate the standalone selling price of certain performance obligations that represents a material right, which requires significant judgment. Our reported financial position and financial results may be harmed if our estimates or judgments prove to be wrong, assumptions change, or actual circumstances differ from those in our assumptions. Any difficulties in applying Topic 606 could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm our business.
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
A significant natural disaster, such as an earthquake, blizzard, hurricane, fire, flood, or other catastrophic event, such as a power loss or telecommunications failure, or other technological failure resulting in the permanent destruction of data, could have a material adverse impact on our business, financial condition, and operating results. In the event of natural disaster or other catastrophic event, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our platform, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our operating results. Certain of our departments are situated primarily in one office location and any natural disaster or catastrophic event to such office or the surrounding communities where our employees live may impact productivity or revenue generating activities by employees based in that office. Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity and catastrophic fires. In addition, natural disasters and other catastrophic events could affect our partners’ ability to perform services for users on a timely basis. In the event any such partners’ information technology systems or service abilities are hindered by any of the events discussed above, our ability to provide our platform and other services may be impaired, resulting in missing financial targets for a particular quarter or year, or longer period. Further, if a natural disaster or other catastrophic event occurs in a region from which we derive a significant portion of our revenue, users in that region may delay or forego use of our platform or other services, which may adversely impact our operating results. In addition, acts of terrorism, civil disorder, public health pandemics (including the COVID-19 pandemic), or military conflict could cause disruptions in our business or the business and activity of our partners, users, or the economy as a whole. These disruptions may be more severe than in the case of natural disasters. All of the aforementioned risks may be augmented if our or our partners’ business continuity and disaster recovery plans prove to be inadequate. To the extent that any of the above results in delays or reductions in platform availability, activities or other services, our business, financial condition, and operating results would be adversely affected.
Risks Related to Ownership of Our Common Stock
The stock price of our common stock has been and may continue to be volatile, and you could lose all or part of your investment.
The market price of our common stock has been and may continue to be volatile, particularly in light of the macroeconomic uncertainty created by the COVID-19 pandemic. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control and some of which will be impacted by the COVID-19 pandemic and the resulting governmental restrictions intended to prevent its spread and macroeconomic downturn, including:
•actual or anticipated fluctuations in our revenue and other operating results;
•changes in the financial projections we may provide to the public or our failure to meet these projections;
•overall performance of the equity markets;
•the economy as a whole and market conditions in our industry;
•recruitment or departure of key personnel;
•failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•sales of shares of our common stock by us or our stockholders, including sales of large blocks of our stock relative to the size of our public float;
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
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies, and technology companies in particular, have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies and are attributable, in part, to outside factors such as the COVID-19 pandemic and its impact on the global economy. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.
Sales of substantial amounts of our common stock in the public markets, particularly sales by our directors, executive officers, and significant stockholders, or the perception that these sales could occur, could cause the market price of our common stock to decline and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market. The perception that these sales might occur may also cause the market price of our common stock to decline. We had a total of 119,267,694 shares of our common stock outstanding as of June 30, 2020. All shares of our common stock are freely tradable, generally without restrictions or further registration under the Securities Act of 1933, as amended (the “Securities Act”) subject to certain exceptions for shares held by our “affiliates” as defined in Rule 144 under the Securities Act.
In addition, as of June 30, 2020, we had outstanding (i) stock options that, if fully exercised, would result in the issuance of 9,878,333 shares of common stock and (ii) 6,191,541 unvested RSUs. We have filed registration statements on Form S-8 to register shares reserved for future issuance under our equity compensation plans. The shares issued upon exercise of outstanding stock options or settlement or outstanding RSUs will be available for immediate resale in the United States on the open market.
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
As of June 30, 2020, our executive officers, directors, 5% or greater stockholders, and affiliated entities together beneficially owned a significant portion of our common stock. As a result, these stockholders, acting together, could have substantial influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and might ultimately affect the market price of our common stock.

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, the price of our common stock and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If industry analysts cease coverage of us or fail to publish reports on us regularly, the trading price and trading volume for our common stock would be negatively affected. As of June 30, 2020, there were six securities analysts that cover us and publish reports on us regularly. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of our common stock would likely decline. If one or more of these analysts cease coverage of us, which has occurred previously, or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 6. Exhibits.

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1	Change in Control and Severance Agreement, dated May 29, 2018, by and between Upwork and Randoll Eric Gilpin.					X
10.2	Amended and Restated Offer Letter, dated May 29, 2018, by and between Upwork and Randoll Eric Gilpin.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
_________________________
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

UPWORK INC.

Date: August 4, 2020	By:	/s/ Hayden Brown
Hayden Brown
President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2020	By:	/s/ Brian Kinion
Brian Kinion
Chief Financial Officer (Principal Financial and Accounting Officer)