Form 10-Q
period 2020-09-30
Upwork Inc.
filed 2020-11-04
CIK 1627475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of October 31, 2020, there were 122,073,553 shares of the registrant’s common stock outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
UPWORK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$88,436	$48,392
Marketable securities	67,051	85,481
Funds held in escrow, including funds in transit	128,131	108,721
Trade and client receivables – net of allowance of $1,648 and $2,215 as of September 30, 2020 and December 31, 2019, respectively	39,853	30,156
Prepaid expenses and other current assets	8,487	7,885
Total current assets	331,958	280,635
Property and equipment, net	27,680	21,454
Goodwill	118,219	118,219
Intangible assets, net	1,334	3,335
Operating lease asset	20,662	21,908
Other assets, noncurrent	1,784	829
Total assets	$501,637	$446,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,708	$652
Escrow funds payable	128,131	108,721
Debt, current	7,576	7,584
Accrued expenses and other current liabilities	28,766	18,342
Deferred revenue	15,892	13,799
Total current liabilities	186,073	149,098
Debt, noncurrent	5,021	10,699
Operating lease liability, noncurrent	21,693	21,186
Other liabilities, noncurrent	7,276	5,973
Total liabilities	220,063	186,956
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.0001 par value; 490,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 121,775,309 and 113,604,398 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	12	11
Additional paid-in capital	477,311	431,370
Accumulated deficit	(195,749)	(171,957)
Total stockholders’ equity	281,574	259,424
Total liabilities and stockholders’ equity	$501,637	$446,380
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$96,748	$78,015	$267,475	$220,274
Cost of revenue	26,596	22,494	75,489	65,207
Gross profit	70,152	55,521	191,986	155,067
Operating expenses
Research and development	20,833	16,209	60,728	47,705
Sales and marketing	33,577	25,322	98,695	70,319
General and administrative	18,047	16,468	52,973	46,193
Provision for transaction losses	724	1,214	2,654	2,706
Total operating expenses	73,181	59,213	215,050	166,923
Loss from operations	(3,029)	(3,692)	(23,064)	(11,856)
Interest expense	152	317	640	1,047
Other (income) expense, net	(452)	(462)	31	(1,773)
Loss before income taxes	(2,729)	(3,547)	(23,735)	(11,130)
Income tax provision	(18)	—	(57)	(28)
Net loss	$(2,747)	$(3,547)	$(23,792)	$(11,158)

Net loss per share, basic and diluted	$(0.02)	$(0.03)	$(0.20)	$(0.10)
Weighted-average shares used to compute net loss per share, basic and diluted	120,681	111,163	117,121	108,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

Three Months Ended September 30, 2020	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of June 30, 2020	119,267,694	$12	$463,133	$(193,002)	$270,143
Issuance of common stock upon exercise of stock options	2,096,934	—	7,333	—	7,333
Stock-based compensation expense	—	—	6,734	—	6,734
Issuance of common stock for settlement of RSUs	410,681	—	—	—	—
Tides Foundation common stock warrant expense and other	—	—	111	—	111
Net loss	—	—	—	(2,747)	(2,747)
Balances as of September 30, 2020	121,775,309	$12	$477,311	$(195,749)	$281,574

Three Months Ended September 30, 2019	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of June 30, 2019	110,708,530	$11	$407,876	$(162,909)	$244,978
Issuance of common stock upon exercise of stock options	1,122,763	—	3,795	—	3,795
Stock-based compensation expense	—	—	3,998	—	3,998
Issuance of common stock for settlement of RSUs	68,200	—	—	—	—
Net loss	—	—	—	(3,547)	(3,547)
Balances as of September 30, 2019	111,899,493	$11	$415,669	$(166,456)	$249,224

Nine Months Ended September 30, 2020	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2019	113,604,398	$11	$431,370	$(171,957)	$259,424
Issuance of common stock upon exercise of stock options	6,744,484	1	23,342	—	23,343
Stock-based compensation expense	—	—	18,927	—	18,927
Issuance of common stock for settlement of RSUs	1,162,183	—	—	—	—
Tides Foundation common stock warrant expense and other	—	—	1,011	—	1,011
Issuance of common stock in connection with employee stock purchase plan	264,244	—	2,661	—	2,661
Net loss	—	—	—	(23,792)	(23,792)
Balances as of September 30, 2020	121,775,309	$12	$477,311	$(195,749)	$281,574

Nine Months Ended September 30, 2019	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2018	106,454,321	$11	$387,233	$(143,499)	$243,745
Cumulative effect adjustment from adoption of new accounting pronouncement	—	—	—	(11,799)	(11,799)
Issuance of common stock upon exercise of stock options and common stock warrants	5,041,302	—	14,145	—	14,145
Stock-based compensation expense	—	—	10,714	—	10,714
Issuance of common stock for settlement of RSUs	123,562	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	280,308	—	3,577	—	3,577
Net loss	—	—	—	(11,158)	(11,158)
Balances as of September 30, 2019	111,899,493	$11	$415,669	$(166,456)	$249,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,792)	$(11,158)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for transaction losses	2,654	2,078
Depreciation and amortization	7,444	4,498
Amortization of debt issuance costs	43	39
Amortization of discount on purchases of marketable securities	(311)	(948)
Amortization of operating lease asset	2,927	3,059
Tides Foundation common stock warrant expense	564	439
Stock-based compensation expense	19,527	10,858
Changes in operating assets and liabilities:
Trade and client receivables	(12,490)	(7,103)
Prepaid expenses and other assets	(284)	(1,407)
Operating lease liability	(1,420)	(979)
Accounts payable	5,087	697
Accrued expenses and other liabilities	10,448	(799)
Deferred revenue	3,015	2,727
Net cash provided by operating activities	13,412	2,001
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(70,215)	(131,950)
Proceeds from maturities of marketable securities	89,000	72,500
Purchases of property and equipment	(6,210)	(10,230)
Internal-use software and platform development costs	(5,567)	(4,054)
Net cash provided by (used in) investing activities	7,008	(73,734)
CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in escrow funds payable	19,409	16,407
Proceeds from exercises of stock options and common stock warrants	23,343	13,974
Proceeds from borrowings on debt	18,000	50,000
Repayment of debt	(23,729)	(53,786)
Proceeds from employee stock purchase plan	2,661	3,577
Net cash provided by financing activities	39,684	30,172
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	60,104	(41,561)
Cash, cash equivalents, and restricted cash—beginning of period	159,603	230,067
Cash, cash equivalents, and restricted cash—end of period	$219,707	$188,506
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$640	$1,027
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
Property and equipment purchased but not yet paid	$395	$905
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1—Description of Business
Upwork Inc. (the “Company” or “Upwork”) operates a work marketplace that connects businesses (“clients”) with independent talent (“freelancers,” and, together with clients, “users”). The Company was originally incorporated in the state of Delaware in December 2013 prior to and in connection with the combination (the “Elance-oDesk Combination”) of Elance, Inc. (“Elance”) and oDesk Corporation (“oDesk”). The Company changed its name to Elance-oDesk, Inc. shortly before the Elance-oDesk Combination in March 2014, and later to Upwork Inc. in May 2015. In 2015, the Company relaunched as Upwork and commenced consolidation of its two operating platforms. In 2016, following completion of the platform consolidation, the Company began operating under a single platform. The Company is currently headquartered in Santa Clara, California.
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
Impacts of Recently Adopted Accounting Pronouncements on 2019 Interim Reporting
On December 31, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), ASU No. 2016-02, Leases (“Topic 842”), and ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“Topic 230”) effective as of January 1, 2019. As a result, interim results for reporting periods beginning on or after January 1, 2019 will differ from amounts previously reported on the Company’s quarterly reports on Form 10-Q. The following table summarizes the impacts of adopting these standards on the Company’s previously issued condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and condensed consolidated statement of cash flows for the nine months ended September 30, 2019 (in thousands):

	Balances, Previously Issued	Topic 606	Topic 842 (1)	Topic 230	Balances, as Reported
Condensed Consolidated Statement of Operations for the Three Months Ended September 30, 2019
Revenue	$78,786	$(771)	$—	$—	$78,015
Operating expense—General and administrative	16,519	—	(51)	—	16,468
Net loss	(2,827)	(771)	51	—	(3,547)

Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 2019
Revenue	$221,966	$(1,692)	$—	$—	$220,274
Operating expense—General and administrative	46,309	—	(116)	—	46,193
Net loss	(9,582)	(1,692)	116	—	(11,158)
Net loss per share, basic and diluted	(0.09)	(0.01)	—	—	(0.10)

Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2019
Operating activities
Net loss	$(9,582)	$(1,692)	$116	$—	$(11,158)
Amortization of operating lease asset	—	—	3,059	—	3,059
Trade and client receivables	(11,885)	4,782	—	—	(7,103)
Prepaid expenses and other assets	(1,439)	—	32	—	(1,407)
Operating lease liability	—	—	(979)	—	(979)
Accrued expenses and other liabilities	5,814	(4,385)	(2,228)	—	(799)
Deferred revenue	1,432	1,295	—	—	2,727
Financing activities—changes in funds held in escrow, including funds in transit	(16,407)	—	—	16,407	—
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(57,968)	—	—	16,407	(41,561)
Cash, cash equivalents, and restricted cash—beginning of period	129,128	—	—	100,939	230,067
Cash, cash equivalents, and restricted cash—end of period	71,160	—	—	117,346	188,506
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
Recent Accounting Pronouncements Not Yet Adopted
The Company has reviewed all other accounting pronouncements issued during the nine months ended September 30, 2020 and concluded they were either not applicable or not expected to have a material impact on the Company’s condensed consolidated financial statements.

Note 3—Revenue
Disaggregation of Revenue
See “Note 9—Segment and Geographical Information” for the Company’s revenue disaggregated by type of service and geographic area.
Remaining Performance Obligations
As of September 30, 2020, the Company had approximately $20.0 million of remaining performance obligations. The Company’s remaining performance obligations consist of transaction price that has been allocated to unexercised material rights related to the Company’s arrangements with freelancers subject to tiered service fees, subscriptions, memberships, “Connects” (virtual tokens that allow freelancers to bid on projects on the Company’s platform), and certain incentive payments made to the Company by payment processors. As of September 30, 2020, the Company expects to recognize approximately $15.9 million over the next 12 months, with the remaining balance recognized thereafter.
The Company has applied the practical expedients and exemptions and does not disclose the value of remaining performance obligations for: (i) contracts with an original expected length of one year or less; and (ii) contracts for which the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a distinct service that forms part of a single performance obligation under the series guidance.
Contract Balances
The following table provides information about the balances of the Company’s trade and client receivables, net of allowance and contract liabilities included in deferred revenue and other liabilities, noncurrent (in thousands):

	September 30, 2020	December 31, 2019
Trade and client receivables, net of allowance	$39,853	$30,156
Contract liabilities
Deferred revenue	15,892	13,799
Deferred revenue (component of other liabilities, noncurrent)	4,074	3,153
During the three and nine months ended September 30, 2020, changes in the contract liabilities balances were a result of normal business activity, deferral of revenue related to arrangements with freelancers subject to tiered service fees and related allocation of transaction price to material rights, and a change in estimate related to the period of time over which to recognize the consideration allocated to the material rights.
Revenue recognized during the three and nine months ended September 30, 2020 that was included in deferred revenue as of June 30, 2020 and December 31, 2019 was $5.2 million and $10.9 million, respectively. Revenue recognized during the three and nine months ended September 30, 2019 that was included in deferred revenue as of June 30, 2019 and January 1, 2019 was $3.9 million and $9.3 million, respectively.

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
The Company’s financial instruments that are carried at fair value consist of Level I and Level II assets as of September 30, 2020 and December 31, 2019. The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	September 30, 2020
	Level I	Level II	Level III	Total
Cash equivalents—money market funds	$73,457	$—	$—	$73,457
Marketable securities
Commercial paper	—	47,947	—	47,947
Treasury bills	4,497	—	—	4,497
U.S. government securities	14,607	—	—	14,607
Total financial assets	$92,561	$47,947	$—	$140,508

	December 31, 2019
	Level I	Level II	Level III	Total
Cash equivalents—money market funds	$35,286	$—	$—	$35,286
Marketable securities
Commercial paper	—	50,794	—	50,794
U.S. government securities	34,687	—	—	34,687
Total financial assets	$69,973	$50,794	$—	$120,767
For each of the three and nine months ended September 30, 2020 and 2019, the gross unrealized gains and losses on the Company’s marketable securities were immaterial. As of September 30, 2020 and 2019, the Company considered any decreases in market value to be temporary in nature and did not consider any of the Company’s marketable securities to be other-than-temporarily impaired. As such, the Company did not record any impairment charges with respect to its marketable securities during each of the three and nine months ended September 30, 2020 and 2019.

As of September 30, 2020 and December 31, 2019, the Company had debt obligations outstanding of $12.6 million and $18.3 million, respectively, under the Company’s Loan and Security Agreement, as amended (the “Loan Agreement”). As of September 30, 2020, the carrying value approximated fair value as borrowings under the Loan Agreement bore interest at variable rates, and the Company believes its credit risk quality is consistent with when the debt was originated. The Company considered the balances outstanding under the Loan Agreement to be Level II liabilities as of September 30, 2020 and December 31, 2019. See “Note 7—Debt.”

Note 5—Balance Sheet Components
Cash and Cash Equivalents, Restricted Cash, and Funds Held In Escrow, Including Funds In Transit
The following table reconciles cash and cash equivalents, restricted cash, and funds held in escrow that are restricted as reported in the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$88,436	$48,392
Restricted cash	3,140	2,490
Funds held in escrow, including funds in transit	128,131	108,721
Total cash, cash equivalents, and restricted cash as shown in the condensed consolidated statement of cash flows	$219,707	$159,603
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Computer equipment and software	$4,780	$3,613
Internal-use software and platform development	18,282	12,726
Leasehold improvements	14,612	10,576
Office furniture and fixtures	3,354	2,454
Total property and equipment	41,028	29,369
Less: accumulated depreciation	(13,348)	(7,915)
Property and equipment, net	$27,680	$21,454
For the three months ended September 30, 2020 and 2019, depreciation expense related to property and equipment was $1.0 million and $0.7 million, respectively. For the nine months ended September 30, 2020 and 2019, depreciation expense related to property and equipment was $2.5 million and $2.1 million, respectively.
For the three months ended September 30, 2020 and 2019, the Company capitalized $2.3 million and $2.0 million of internal-use software and platform development costs, respectively. For the nine months ended September 30, 2020 and 2019, the Company capitalized $5.6 million and $4.5 million of internal-use software and platform development costs, respectively.
For the three months ended September 30, 2020 and 2019, amortization expense related to the capitalized internal-use software and platform development costs was $1.0 million and $0.3 million, respectively. For the nine months ended September 30, 2020 and 2019, amortization expense related to capitalized internal-use software and platform development costs was $3.0 million and $0.4 million, respectively.
Intangible Assets, Net
All of the Company’s identifiable intangible assets were acquired in March 2014 from the Elance-oDesk Combination. For each of the three months ended September 30, 2020 and 2019, amortization expense of intangible assets was $0.7 million. For each of the nine months ended September 30, 2020 and 2019, amortization expense of intangible assets was $2.0 million.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued compensation and related benefits	$11,804	$5,344
Accrued freelancer costs	967	622
Accrued indirect taxes	2,670	2,401
Accrued vendor expenses	8,826	5,485
Accrued payment processing fees	961	832
Operating lease liability, current	2,969	3,214
Other	569	444
Total accrued expenses and other current liabilities	$28,766	$18,342
Operating Leases
On January 1, 2020, the Company commenced an operating lease of one additional floor in its Chicago, Illinois office. As a result, the Company recognized a $1.7 million operating lease asset and $1.7 million operating lease liability on January 1, 2020, which are included in operating lease asset and operating lease liability, noncurrent, respectively, on the condensed consolidated balance sheet as of September 30, 2020. The lease has an initial term of five years with the option to renew for an additional five years at the end of the initial lease term. Total minimum lease payments under the initial term are $2.1 million. For the initial measurement of the present value of the lease payments associated with this lease, the Company used its incremental borrowing rate, which is a collateralized rate and approximates the rate at which the Company could borrow, on a secured basis for a similar term, an amount equal to its lease payments in a similar economic environment.
The Company includes lease payments associated with renewal options in its operating lease asset and liability only when it becomes reasonably certain that the Company will exercise the renewal option. The Company has not included renewal options for any of its operating leases in its determination of lease liabilities as of September 30, 2020.

Note 6—Commitments and Contingencies
Letters of Credit
In conjunction with the operating lease agreements, as of September 30, 2020 and December 31, 2019, the Company had three irrevocable letters of credit outstanding in the aggregate amounts of $1.0 million and $0.8 million, respectively. No amounts had been drawn against these letters of credit as of September 30, 2020 and December 31, 2019.
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
As of September 30, 2020 and December 31, 2019, the Company was not a party to any material legal proceedings or claims, nor is the Company aware of any pending or threatened litigation or claims that could reasonably be expected to have a material adverse effect on its business, operating results, cash flows, or financial condition. Accordingly, the Company has determined that the existence of a material loss as of these dates is neither probable nor reasonably possible.
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

Note 7—Debt
The following table presents the carrying value of the Company’s debt obligations as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
First Term Loan—18 months of interest-only payments ended in March 2019 followed by 36 equal monthly installments of principal plus interest, maturing March 2022; interest at prime plus 0.25% per annum	$7,500	$11,250
Second Term Loan—17 months of interest-only payments ended in March 2019 followed by 42 equal monthly installments of principal plus interest, maturing September 2022; interest at prime plus 0.25% per annum	5,142	7,071
Total debt	12,642	18,321
Less: unamortized debt discount issuance costs	(45)	(38)
Balance	12,597	18,283
Debt, current	(7,576)	(7,584)
Debt, noncurrent	$5,021	$10,699
Weighted-average interest rate	5.20%	6.93%
Under the Loan Agreement, the aggregate amount of the facility is up to $49.0 million, consisting of a term loan in the original principal amount of $15.0 million (the “First Term Loan”), a term loan in the original principal amount of $9.0 million (the “Second Term Loan” and, together with the First Term Loan, the “Term Loans”), and a revolving line of credit, which permits borrowings of up to $25.0 million subject to customary conditions. In August 2020, the Company entered into an amendment to the Loan Agreement that, among other things, extended the maturity date of the revolving line of credit from September 2020 to September 2022 and eliminated a formula-based restriction that prohibited the Company from borrowing funds under the revolving line of credit in an amount that exceeded a specified percentage of eligible trade and client accounts receivable. The Company has granted its lender first-priority liens against substantially all of its assets, as collateral, excluding the Company’s intellectual property (but including proceeds therefrom) and the funds and assets held by the Company’s subsidiary, Upwork Escrow Inc. The Company has also agreed to a negative pledge on its intellectual property. The Loan Agreement also requires that the Company maintain an adjusted quick ratio of 1.75. The Loan Agreement also includes a restrictive covenant on dividend payments other than dividends paid solely in common stock. The Company was in compliance with its covenants under the Loan Agreement as of September 30, 2020 and December 31, 2019.
Pursuant to the terms of the Loan Agreement, the Company commenced repayment on the Term Loans in April 2019. During the three and nine months ended September 30, 2020, the Company repaid $1.3 million and $3.8 million related to the First Term Loan, respectively, and $0.6 million and $1.9 million related to the Second Term Loan, respectively. During the three and nine months ended September 30, 2019, the Company repaid $1.3 million and $2.5 million related to the First Term Loan, respectively, and $0.6 million and $1.3 million related to the Second Term Loan, respectively.

Note 8—Net Loss per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(2,747)	$(3,547)	$(23,792)	$(11,158)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	120,680,797	111,163,396	117,120,815	108,844,495

Net loss per share, basic and diluted	$(0.02)	$(0.03)	$(0.20)	$(0.10)

The following potentially dilutive shares were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	As of September 30,
	2020	2019
Options to purchase common stock	7,744,337	16,596,305
Common stock issuable upon exercise of common stock warrants	450,000	500,000
Common stock issuable upon vesting of restricted stock units	5,983,872	1,471,876
Common stock issuable in connection with employee stock purchase plan	898,426	730,217
Total	15,076,635	19,298,398

Note 9—Segment and Geographical Information
The Company operates as one operating and reportable segment for purposes of allocating resources and evaluating financial performance.
The following table sets forth total revenue by type of service for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Marketplace	$88,040	$69,912	$241,286	$196,095
Managed services	8,708	8,103	26,189	24,179
Total revenue	$96,748	$78,015	$267,475	$220,274

The Company generates its revenue from freelancers and clients. The following table sets forth total revenue by geographic area based on the billing address of its freelancers and clients for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Freelancers
United States	$15,832	$12,870	$44,129	$36,999
India	8,796	7,046	24,148	20,444
Philippines	5,995	5,077	16,436	14,488
Rest of world	28,120	22,876	78,308	66,714
Total freelancers	58,743	47,869	163,021	138,645
Clients
United States	28,861	23,502	76,174	62,607
Rest of world	9,144	6,644	28,280	19,022
Total clients	38,005	30,146	104,454	81,629
Total revenue	$96,748	$78,015	$267,475	$220,274

Substantially all of the Company’s long-lived assets were located in the United States as of September 30, 2020 and December 31, 2019.

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
Overview
We operate the world’s largest work marketplace that connects businesses with independent talent, as measured by gross services volume (“GSV”). GSV represents the total amount that clients spend on our marketplace offerings and our managed services offering as well as additional fees we charge to both clients and freelancers for other services. Freelancers are an increasingly sought-after, critical, and expanding segment of the global workforce. We define freelancers as users of our platform that advertise and provide services to clients through our platform, and we define clients as users of our platform that work with freelancers through our platform. The freelancers on our platform include independent professionals and agencies of varying sizes. The clients on our platform range in size from small businesses to Fortune 100 companies. With users in over 180 countries, our platform enabled $0.7 billion and $0.5 billion of GSV for the three months ended September 30, 2020 and 2019, respectively, and $1.8 billion and $1.5 billion of GSV for the nine months ended September 30, 2020 and 2019, respectively. For purposes of determining countries where we enable GSV, we include both the countries in which the clients that paid for the applicable services are located, as well as the countries in which the freelancers that provided those services are located.
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
With our unique, remote-based business model, the COVID-19 pandemic has not impacted our clients’ access to highly-skilled independent professionals on our platform to complete short- and long-term projects. In the third quarter, we continued to identify opportunities to prioritize our advertising and marketing efforts in order to reach those new and existing clients seeking to engage with remote freelancers due to the COVID-19 pandemic and as companies shift to a remote work model. As a result, for the three months ended September 30, 2020 and 2019, we generated total revenue of $96.7 million and $78.0 million, respectively, representing a period-over-period increase of 24%. For the nine months ended September 30, 2020 and 2019, we generated total revenue of $267.5 million and $220.3 million, respectively, representing a period-over-period increase of 21%.
For the three months ended September 30, 2020, we generated a net loss of $2.7 million and adjusted EBITDA of $6.7 million, compared to a net loss of $3.5 million and adjusted EBITDA of $2.0 million for the three months ended September 30, 2019. For the nine months ended September 30, 2020, we generated a net loss of $23.8 million and adjusted EBITDA of $4.5 million, compared to a net loss of $11.2 million and adjusted EBITDA of $3.9 million for the nine months ended September 30, 2019. Our adjusted EBITDA of $4.5 million during the nine months ended September 30, 2020 was impacted by a $1.6 million expense that we incurred related to our changes in organizational structure to better align with our business strategies and streamline the delivery of our end-to-end user experiences, as well as marketing expense of $4.4 million related to brand awareness and performance marketing. Adjusted EBITDA is a financial measure that is not prepared in accordance with, and is not an alternative to, financial measures prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). See the section titled “Key Financial and Operational Metrics—Non-GAAP Financial Measures” below for a definition of adjusted EBITDA and information regarding our use of adjusted EBITDA and a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure prepared under U.S. GAAP.

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
Although the COVID-19 pandemic did not have a material adverse impact on our financial results for the three and nine months ended September 30, 2020, the rapidly changing market and macroeconomic conditions caused by the COVID-19 pandemic has impacted the businesses of many of our clients. We derive a substantial portion of our GSV and revenue from small- and medium-sized businesses, and the pandemic and related effects have altered, and continue to alter, demand for our products and services from these clients, although we expect that macroeconomic conditions have and may continue to affect spend from clients of all sizes.
We began seeing the impact of the pandemic on our results at the end of the first quarter, when we experienced a reduction in the growth rates of GSV and revenue. This trend continued into the beginning of the second quarter, driven by spend contraction by many of our clients, as the COVID-19 pandemic continued to disrupt their businesses. These trends stabilized in the second half of the second quarter, and then improved in the third quarter, contributing to an increase in the growth rates of GSV and revenue in the third quarter. Beginning in the second half of the second quarter, we also began to see an increase in client acquisition driven by an acceleration in the shift toward remote work, due in part to the COVID-19 pandemic and the execution of our strategic initiatives. This increase in client acquisition continued to accelerate in the third quarter and drove an increase in freelancer billings, which, in turn, drove an increase in marketplace revenue.
In light of the COVID-19 pandemic and the global macroeconomic downturn and their effect on client spend on our platform, we continue to identify opportunities to prioritize our advertising and marketing efforts in order to reach those new and existing clients seeking to engage with remote freelancers due to the COVID-19 pandemic and as companies shift to a remote work model. We are continuously evaluating the nature and extent to which the ongoing COVID-19 pandemic will continue to have on our business, operating results, and financial condition.
While we have not incurred significant disruptions to our business thus far from the COVID-19 pandemic, at this time, we are unable to fully assess the aggregate impact it will have on our business due to various uncertainties, which include, but are not limited to, the duration of the pandemic, its affect on the economy, its impact to the businesses of our clients, actions that may be taken by governmental authorities related to the pandemic, and other factors identified in Part II, Item 1A “Risk Factors” in this Quarterly Report, including the risk factor titled “Our business has experienced, and may continue to experience, an adverse impact from the ongoing COVID-19 pandemic.”

Key Financial and Operational Metrics
We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Our key metrics were as follows as of or for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
GSV	$654,538	$532,812	$1,795,982	$1,538,191
Marketplace revenue	$88,040	$69,912	$241,286	$196,095
Marketplace take rate	13.6%	13.3%	13.6%	13.0%
Net loss	$(2,747)	$(3,547)	$(23,792)	$(11,158)
Adjusted EBITDA (1)	$6,673	$1,973	$4,471	$3,939
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

	As of September 30,
	2020	2019

	(in thousands, except percentages)
Core clients	138.9	120.5
Client spend retention	100%	104%

As discussed below with respect to each key metric, we believe these key financial and operational metrics are useful to evaluate period-over-period comparisons of our business and in understanding our operating results, and management uses these metrics to track our performance. GSV represents the total amount that clients spend on our marketplace offerings and our managed services offering, as well as additional fees we charge to both clients and freelancers for other services. We believe that GSV is an important metric, as it represents the overall amount of business transacted through our platform, which in turn is a key driver of our financial results. We believe our marketplace revenue, which represents a majority of our revenue, will grow as GSV grows, although they could grow at different rates. We evaluate the correlation between marketplace revenue and GSV by measuring marketplace take rate, which is calculated as marketplace revenue divided by marketplace GSV. We use the number of core clients to track the number of clients that we consider are actively using our platform, and this metric in any given period drives both GSV and client spend retention. Similarly, client spend retention impacts the growth rate of GSV. In light of the COVID-19 pandemic, rapidly changing market and macroeconomic conditions continue to impact the businesses of many of our clients, which may lead to downward pressure on the number of core clients, client spend retention, GSV, and marketplace revenue. For information on how we define core clients and how we calculate client spend retention and marketplace take rate, see “—Core Clients,” “—Client Spend Retention,” and “—Marketplace Take Rate,” respectively, below. For a discussion of limitations in the measurement of our key financial and operational metrics, see “Risk Factors—We track certain performance metrics with internal tools and do not independently verify such metrics. Certain of our performance metrics may not accurately reflect the performance of our business, are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business” in Part II, Item 1A of this Quarterly Report.
Core Clients
We define a core client as a client that has spent in the aggregate at least $5,000 since it began using our platform and also had spend activity on our platform during the 12 months preceding the date of measurement. We believe that aggregate spend of at least $5,000 indicates that the client is actively using our platform. Historically, these core clients have been more likely to continue using our platform, although we saw a contraction in spend from many core clients during the first half of the second quarter that we believe is a result of the COVID-19 pandemic’s impact on the businesses of these clients. This trend stabilized in the second half of the second quarter, and then improved in the third quarter, as spend from clients increased due to a greater need for remote work resulting from the COVID-19 pandemic. Additionally, we saw an increase in core client acquisitions, as we have seen new clients come to our platform due in part to the increase in remote work resulting from the COVID-19 pandemic and the execution of our strategic initiatives. We continue to see businesses of all sizes use our platform in a recurring way for larger, more complex projects, and we expect the number of core clients to continue to increase over time. We have added between approximately 4,000 and 6,000 core clients per quarter over the last two years. We expect to add approximately 5,000 core clients per quarter in the coming quarters, but the number of core clients could vary quarter by quarter depending, in part, on the extent to which the COVID-19 pandemic and any resulting macroeconomic downturn impacts our business, the businesses of our clients, and other factors identified in Part II, Item 1A “Risk Factors” in this Quarterly Report, including the risk factor titled “Our business has experienced, and may continue to experience, an adverse impact from the ongoing COVID-19 pandemic.” We believe that the number of core clients is an indicator of our growth and the overall health of our business because core clients are a primary driver of GSV and, therefore, marketplace revenue.
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
GSV is an important metric because it represents the amount of business transacted through our platform. Our marketplace revenue is primarily comprised of the service fees paid by freelancers as a percentage of the total amount freelancers charge clients for services accessed through our platform. Therefore, marketplace revenue is correlated to GSV, and we believe that our marketplace revenue will grow as GSV grows, although they could grow at different rates. For a discussion of how we measure and evaluate the correlation between marketplace revenue and GSV, see “—Marketplace Take Rate” below. Growth in the number of core clients and increased client spend retention are the primary drivers of GSV growth, and we expect the client spend retention trends discussed in “—Client Spend Retention,” below, to affect the rate at which GSV grows. We derive a substantial portion of our GSV and revenue from small- and medium-sized businesses. In light of the COVID-19 pandemic, rapidly changing market and macroeconomic conditions continue to impact the businesses of many of our clients, which may lead to downward pressure on client spend on our platform and, in turn, GSV. This downward pressure has been offset by an increase in spend from clients as well as increased client acquisitions, as we have seen new clients come to our platform due to an acceleration in the shift toward remote work, due in part to the COVID-19 pandemic and the execution of our strategic initiatives. We expect our GSV to fluctuate between periods due to a number of factors, including the current COVID-19 pandemic and its impact on our clients’ businesses, the volume of projects that are posted by clients on our platform, the characteristics of those projects, such as size, duration, and pricing, and the availability and qualifications of freelancers to complete those projects.
Client Spend Retention
We calculate client spend retention by dividing our recurring client spend by our base client spend. We define base client spend as the aggregate client spend from all clients during the four quarters ended one year prior to the date of measurement. We define our recurring client spend as the aggregate client spend during the four quarters ended on the date of measurement from the same clients included in our measure of base client spend. Our business is recurring in nature even though clients are not contractually required to spend on a recurring basis. We believe that client spend retention is an indicator of the value of our platform and the overall health of our business because it impacts the growth rate of GSV, and, therefore, marketplace revenue.
Long-term and recurring use by freelancers and clients are the primary drivers of growth in our marketplace and give us increased revenue visibility. While continued use of our platform by freelancers is a factor that impacts our ability to attract and retain clients, for most categories of services on our platform, we currently have a significant surplus of freelancers in relation to the number of clients actively engaging freelancers. This surplus has increased as a result of the COVID-19 pandemic, as we have experienced an increase in the number of independent professionals applying to join our platform. As a result of this surplus, we primarily focus our efforts on retaining client spend and acquiring new clients, as opposed to acquiring new freelancers and retaining existing freelancers. Moreover, we generate revenue when clients engage and pay freelancers, and therefore, our key metrics and operating results are directly impacted by client spend. On the other hand, the number of freelancers retained between periods is merely one of many factors that may impact client spend in a particular period and is not a primary driver of our key metrics and operating results. For these reasons, we do not calculate or consider freelancer retention metrics in evaluating our business.
As of September 30, 2020, client spend retention was 100%, down from 104% as of September 30, 2019. We believe that this decline in client spend retention is due in part to the impact of the rapidly changing market and macroeconomic conditions caused by the COVID-19 pandemic, which has impacted the businesses of many of our clients, resulting in a contraction in spend from some of these clients in the nine months ended September 30, 2020. Additionally, client spend retention has declined—from its historically highest levels in 2018 and the first quarter of 2019—following an acceleration in client spend retention that occurred subsequent to the launch of our U.S.-to-U.S. domestic marketplace offering in the second half of 2017, which initiated a substantial increase in the average hourly earnings rate of freelancers. These hourly rates stabilized over the course of 2019, causing the reduction in retention rate. Moreover, following the launch of our U.S.-to-U.S. domestic marketplace offering, an increasing proportion of U.S. clients are engaging primarily U.S. freelancers. We are observing that U.S. clients that engage solely U.S. freelancers post higher-budget projects and pay higher rates initially but, to date, have exhibited lower client spend retention than the rest of our clients. As we acquire more large enterprise, global account, and mid-market clients in current and future periods, we expect them to continue to make positive contributions to our client spend retention in future years. However, client spend retention will be challenged by the reduction in recurring client spend as a result of the COVID-19 pandemic. For these and other reasons, client spend retention will continue to vary from period to period due to client size and spending behavior, among other factors, including the impact of the ongoing COVID-19 pandemic, the related governmental restrictions intended to prevent its spread, and the resulting macroeconomic downturn on the businesses and spending behavior of our clients.
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
Marketplace revenue is an important metric because it is the primary driver of our business model, and we believe it provides greater comparability to other online marketplaces. The growth rate of marketplace revenue fluctuates in relation to the growth rate of GSV. Therefore, marketplace revenue is correlated to GSV, and we believe that our marketplace revenue will grow as GSV grows, although they could grow at different rates. We expect our marketplace revenue growth rates to continue to vary from period to period due to a variety of other factors such as the impact of the COVID-19 pandemic and any resulting macroeconomic impact on the businesses and spending behavior of our current and prospective clients; the number of Sundays (i.e., the day we bill and recognize revenue for the majority of our freelancer service fees each week) in any given quarter, or the number of Mondays (i.e., the day we bill and recognize revenue for a substantial portion of our client fees each week), in any given quarter; the lapping of significant launches of new products, pricing changes, and other monetization efforts; the performance of client spend retention; and the ability of the recent and continued investment in our enterprise sales team to accelerate the acquisition of, and achieve increased spend from, Upwork Enterprise clients, and the timing of those results. In the second and third quarters of 2020, we saw an increase in client acquisition that was driven by an acceleration in the shift toward remote work, due in part to the COVID-19 pandemic and the execution of our strategic initiatives. This increase in client acquisition continued to accelerate in the third quarter and drove an increase in freelancer billings, which, in turn, drove an increase in marketplace revenue.

Marketplace Take Rate
Marketplace take rate measures the correlation between marketplace revenue and GSV and is calculated by dividing marketplace revenue by marketplace GSV. Marketplace take rate is an important metric because it is the key indicator of how well we monetize spend on our platform from our Upwork Basic, Plus, Business, and Enterprise offerings, and other premium offerings. We expect our marketplace take rate to vary from period to period as marketplace revenue and GSV vary as a result of a variety of factors, such as the number of Sundays (i.e., the day we bill and recognize revenue for the majority of our freelancer service fees each week) in any given quarter, or the number of Mondays (i.e., the day we bill and recognize revenue for a substantial portion of our client fees each week), in any given quarter; pricing changes; the ability of the recent and continued investment in our enterprise sales team to accelerate the acquisition of, and achieve increased spend from, our Upwork Enterprise clients and the timing of those results; and ongoing efforts to improve processes on our platform, including, but not limited to, project proposals and purchases of Connects. In the nine months ended September 30, 2020, our marketplace take rate increased primarily as a result of an influx of new clients, which caused freelancers to bill at higher rates of our tiered service fee structure.
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
The following table presents a reconciliation of net loss, the most directly comparable financial measure prepared in accordance with U.S. GAAP, to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Loss	$(2,747)	$(3,547)	$(23,792)	$(11,158)
Add back (deduct):
Stock-based compensation expense	6,856	3,932	19,527	10,858
Depreciation and amortization	2,658	1,671	7,444	4,498
Interest expense	152	317	640	1,047
Other (income) expense, net	(452)	(462)	31	(1,773)
Income tax provision	18	—	57	28
Tides Foundation common stock warrant expense	188	62	564	439
Adjusted EBITDA	$6,673	$1,973	$4,471	$3,939

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
We recently decided that it was not cost-effective to continue to commit sales and other resources to support our Upwork Business offering for new clients. We do not expect this decision to have a material impact on our marketplace revenue, as we will service those clients that we had previously targeted with our Upwork Business offering with our other marketplace offerings, such as Upwork Basic and Plus.

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

Client fees: Individualized monthly subscription charge; plus 10% of freelancer billing to client (20% if client is using Compliance offering)

Freelancer fee: 10% of billing to client, waived if freelancer was brought to the platform by the client due to preexisting relationship (“BYO” program)

Although the COVID-19 pandemic did not have a material adverse impact on our financial results for the three and nine months ended September 30, 2020, the rapidly changing market and macroeconomic conditions caused by the COVID-19 pandemic have disrupted the business of many of our clients, which resulted in a reduction in spend on our platform from some of those affected clients. This trend stabilized in the second half of the second quarter, and then improved in the third quarter, as spend from clients increased due to a greater need for remote work resulting from the COVID-19 pandemic. This temporary reduction in spend was further offset by an increase in client acquisitions, as we have seen new clients come to our platform due to the increase in remote work resulting from the COVID-19 pandemic and the execution of our strategic initiatives. We are continuously evaluating the nature of and extent to which the COVID-19 pandemic will impact our business, operating results, and financial condition.
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
Cost of Revenue and Gross Profit
Cost of Revenue. Cost of revenue consists primarily of the cost of payment processing fees, amounts paid to freelancers to deliver services for clients under our managed services offering, personnel-related costs for our services and support personnel, third-party hosting fees for our use of Amazon Web Services (“AWS”), and the amortization expense associated with capitalized internal-use software and platform development costs. We define personnel-related costs as salaries, bonuses, benefits, travel and entertainment, and stock-based compensation costs for employees and the costs related to other service providers we engage.
We expect cost of revenue to increase in absolute dollars in future periods due to higher payment processing fees, third-party hosting fees, and personnel-related costs in order to support growth on our platform. We expect third-party hosting fees to temporarily increase in 2020 as we migrate from the AWS data centers in California to the AWS data center in Oregon, as we will need to use both AWS facilities during the migration period. We plan to complete this migration in the first quarter of 2021 and believe this migration will ultimately reduce third-party hosting costs once completed.
Amounts paid to freelancers in connection with our managed services offering are tied to the volume of managed services used by our clients. The level and timing of all of these items could fluctuate and affect our cost of revenue in the future.
Gross Profit and Gross Margin. Our gross profit and gross margin may fluctuate from period-to-period. Such fluctuations may be influenced by our revenue, the mix of payment methods that our clients choose, the timing and amount of investments to expand hosting capacity, our continued investments in our services and support teams, the timing and amounts paid to freelancers in connection with our managed services offering, and the amortization expense associated with capitalized internal-use software and platform development costs. In addition, gross margin will be impacted by fluctuations in our revenue mix between marketplace revenue and managed services revenue. For example, our managed services revenue grew at a slower rate than our marketplace revenue for the three and nine months ended September 30, 2020 compared to the same period in 2019, and we anticipate this trend to continue, as we primarily focus on increasing client usage of and spend on our marketplace offerings. We expect gross margin to remain consistent throughout 2020 primarily due to the costs we will incur as a result of our migration from the AWS data centers in California to the AWS data center in Oregon.
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
Sales and Marketing. Sales and marketing expense consists primarily of expenses related to personnel-related costs, including sales commissions, which we expense as they are incurred, and advertising and marketing activities. We continue to invest in our sales and marketing capabilities and in light of the COVID-19 pandemic are focused on increasing our investment in brand awareness and marketing campaigns. We expect this expense to increase in absolute dollars in future periods, although this expense expressed as a percentage of total revenue may vary from period-to-period.
General and Administrative. General and administrative expense consists primarily of personnel-related costs for our executive, finance, legal, human resources, corporate development, and operations functions; outside consulting, legal, and accounting services; and insurance. We expect to continue to invest in corporate infrastructure and to incur additional expenses associated with operating as a public company, including increased legal and accounting costs, investor relations costs, insurance premiums, and compliance costs. Additionally, in light of the COVID-19 pandemic and the governmental restrictions intended to prevent its spread, we are evaluating our needs for our current office space, and any reductions to our office space may impact the recoverability of our operating lease asset, which could result in impairment charges being recognized in general and administrative expense. As a result, we expect general and administrative expense to increase in absolute dollars in future periods, although this expense, expressed as a percentage of total revenue, may vary from period to period.
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

Results of Operations
The following table sets forth our condensed consolidated results of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Marketplace	$88,040	$69,912	$241,286	$196,095
Managed services	8,708	8,103	26,189	24,179
Total revenue	96,748	78,015	267,475	220,274
Cost of revenue(1)	26,596	22,494	75,489	65,207
Gross profit	70,152	55,521	191,986	155,067
Operating expenses
Research and development(1)	20,833	16,209	60,728	47,705
Sales and marketing(1)	33,577	25,322	98,695	70,319
General and administrative(1)	18,047	16,468	52,973	46,193
Provision for transaction losses	724	1,214	2,654	2,706
Total operating expenses	73,181	59,213	215,050	166,923
Loss from operations	(3,029)	(3,692)	(23,064)	(11,856)
Interest expense	152	317	640	1,047
Other (income) expense, net	(452)	(462)	31	(1,773)
Loss before income taxes	(2,729)	(3,547)	(23,735)	(11,130)
Income tax provision	(18)	—	(57)	(28)
Net loss	$(2,747)	$(3,547)	$(23,792)	$(11,158)
(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$203	$109	$579	$326
Research and development	2,567	1,503	7,286	4,569
Sales and marketing	1,212	635	3,452	1,860
General and administrative	2,874	1,685	8,210	4,103
Total stock-based compensation	$6,856	$3,932	$19,527	$10,858

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019
Revenue

(in thousands, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change		2020	2019	Change
Marketplace	$88,040	$69,912	$18,128	26%	$241,286	$196,095	$45,191	23%
Percentage of total revenue	91%	90%			90%	89%
Managed services	$8,708	$8,103	605	7%	$26,189	$24,179	2,010	8%
Percentage of total revenue	9%	10%			10%	11%
Total revenue	$96,748	$78,015	$18,733	24%	$267,475	$220,274	$47,201	21%
For the three months ended September 30, 2020, total revenue was $96.7 million, an increase of $18.7 million, or 24%, as compared to the same period in 2019. For the nine months ended September 30, 2020, total revenue was $267.5 million, an increase of $47.2 million, or 21%, as compared to the same period in 2019.
For the three months ended September 30, 2020, marketplace revenue represented 91% of total revenue and increased by $18.1 million, or 26%, compared to the same period in 2019. For the nine months ended September 30, 2020, marketplace revenue represented 90% of total revenue and increased by $45.2 million, or 23%, compared to the same period in 2019. Marketplace revenue increased primarily due to an increase in GSV, which grew by 23% and 17% during the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019, and a 15% increase in the number of core clients as of September 30, 2020 compared to September 30, 2019. We believe these increases in marketplace revenue, GSV, and core clients were primarily due to investments in sales and marketing to acquire new clients and drive brand awareness, the launch of new offerings such as Upwork Plus, the recent changes made in the pricing and packaging of Connects purchases in 2019, and investments in research and development to build new product features, and we intend to continue to focus on these efforts. Additionally, marketplace revenue also increased as a result of an increase in client acquisition that was driven by an acceleration in the shift toward remote work, due in part to the COVID-19 pandemic and execution of our strategic initiatives. This increase in client acquisition, which began in the second quarter of 2020, accelerated in the third quarter and continued to drive an increase in freelancer billings, which, in turn, drove an increase in marketplace revenue. Freelancer service fees generated $51.9 million and $42.6 million of marketplace revenue during the three months ended September 30, 2020 and 2019, respectively. Freelancer service fees generated $142.4 million and $125.7 million of marketplace revenue during the nine months ended September 30, 2020 and 2019, respectively. Client payment processing and administration fees generated $14.4 million and $12.2 million of marketplace revenue during the three months ended September 30, 2020 and 2019, respectively. Client payment processing and administration fees generated $39.4 million and $32.1 million of marketplace revenue during the nine months ended September 30, 2020 and 2019, respectively.
Managed services revenue represented 9% and 10% of total revenue for the three months ended September 30, 2020 and 2019, respectively. Managed services revenue increased by $0.6 million, or 7%, for the three months ended September 30, 2020 compared to the same period in 2019. Managed services revenue represented 10% and 11% of total revenue for the nine months ended September 30, 2020 and 2019, respectively. Managed services revenue increased by $2.0 million, or 8%, for the nine months ended September 30, 2020 compared to the same period in 2019. Managed services revenue grew at a slower rate than our marketplace revenue in the three and nine months ended September 30, 2020 compared to the same periods in 2019, and we anticipate this trend to continue as we primarily focus on increasing client usage of and spend on our marketplace offerings.

Cost of Revenue and Gross Margin

(in thousands, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change		2020	2019	Change
Cost of revenue	$26,596	$22,494	$4,102	18%	$75,489	$65,207	$10,282	16%
Components of cost of revenue:
Cost of freelancer services to deliver managed services	7,093	6,745	348	5%	21,327	20,143	1,184	6%
Other components of cost of revenue	19,503	15,749	3,754	24%	54,162	45,064	9,098	20%
Total gross margin	73%	71%			72%	70%
For the three months ended September 30, 2020, cost of revenue increased by $4.1 million, or 18%, compared to the same period in 2019. The increase was primarily due to a $3.8 million, or 24%, increase in other components of cost of revenue, which was driven by an increase of $1.9 million in payment processing fees due to an increase in client spend on our platform, $0.8 million in third-party hosting costs, $0.5 million in amortization of capitalized platform development costs, and $0.6 million in personnel-related and other costs.
For the nine months ended September 30, 2020, cost of revenue increased by $10.3 million, or 16%, compared to the same period in 2019. The increase was primarily due to a $9.1 million, or 20%, increase in other components of cost of revenue, which was driven by an increase of $3.7 million in payment processing fees due to an increase in client spend on our platform, $2.3 million in third-party hosting costs, $1.9 million in amortization of capitalized platform development costs, and $1.1 million in personnel-related and other costs.
Research and Development

(in thousands, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change		2020	2019	Change
Research and development	$20,833	$16,209	$4,624	29%	$60,728	$47,705	$13,023	27%
Percentage of total revenue	22%	21%			23%	22%
For the three months ended September 30, 2020, research and development expense increased by $4.6 million, or 29%, as compared to the same period in 2019. The increase was primarily due to an increase in personnel-related costs of $4.9 million, which resulted from personnel-related investments made in connection with the execution of our strategic initiatives, partially offset by the capitalization of $0.4 million of additional internal-use software and platform development costs.
For the nine months ended September 30, 2020, research and development expense increased by $13.0 million, or 27%, as compared to the same period in 2019. The increase was primarily due to an increase in personnel-related costs of $13.5 million, which resulted from personnel-related investments made in connection with the execution of our strategic initiatives, partially offset by the capitalization of $1.1 million of additional internal-use software and platform development costs.

Sales and Marketing

(in thousands, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change		2020	2019	Change
Sales and marketing	$33,577	$25,322	$8,255	33%	$98,695	$70,319	$28,376	40%
Percentage of total revenue	35%	32%			37%	32%
For the three months ended September 30, 2020, sales and marketing expense increased by $8.3 million, or 33%, as compared to the same period in 2019. This increase was primarily due to year-over-year increases of $5.7 million in personnel-related costs to build out our enterprise sales team, including sales commissions that we expense as incurred, and $2.3 million in marketing and advertising costs due to our ongoing digital marketing programs and our television advertising campaign.
For the nine months ended September 30, 2020, sales and marketing expense increased by $28.4 million, or 40%, as compared to the same period in 2019. This increase was primarily due to year-over-year increases of $15.8 million in personnel-related costs to build out our enterprise sales team, including sales commissions that we expense as incurred, $11.4 million in marketing and advertising costs due to our ongoing digital marketing programs and our television advertising campaign, and $1.2 million in amortization of licensed software and facilities-related and other costs resulting from ongoing business growth.
In an effort to accelerate our acquisition of Upwork Enterprise clients, we will continue to invest in our sales and marketing capabilities and, in light of the COVID-19 pandemic, are focused on increasing our investment in brand awareness and marketing campaigns.
General and Administrative

(in thousands, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change		2020	2019	Change
General and administrative	$18,047	$16,468	$1,579	10%	$52,973	$46,193	$6,780	15%
Percentage of total revenue	19%	21%			20%	21%
For the three months ended September 30, 2020, general and administrative expense increased by $1.6 million, or 10%, as compared to the same period in 2019. This increase was primarily due to an increase of $2.0 million in personnel-related costs, partially offset by reductions in facilities-related and other expenses of $0.4 million.
For the nine months ended September 30, 2020, general and administrative expense increased by $6.8 million, or 15%, as compared to the same period in 2019. This increase was primarily due to an increase of $7.2 million in personnel-related costs, partially offset by reductions in facilities-related and other expenses of $0.4 million.
In light of the COVID-19 pandemic and the governmental restrictions intended to prevent its spread, we are evaluating our needs for our current office space. We may determine to either close or sublease certain of our offices, either of which may impact the recoverability of our operating lease asset, which could result in impairment charges being recognized in general and administrative expense. As a result, we expect general and administrative expense to increase in absolute dollars in future periods, although this expense, expressed as a percentage of total revenue, may vary from period to period.

Provision for Transaction Losses

(in thousands, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change		2020	2019	Change
Provision for transaction losses	$724	$1,214	$(490)	(40)%	$2,654	$2,706	$(52)	(2)%
Percentage of total revenue	1%	2%			1%	1%
For the three months ended September 30, 2020, provision for transaction losses decreased by $0.5 million, or 40%, as compared to the same period in 2019, and represented approximately 1% of revenue, as compared to 2% of revenue in the same period in 2019. For the nine months ended September 30, 2020, provision for transaction losses decreased by $0.1 million, or 2%, as compared to the same period in 2019, and represented approximately 1% of revenue for each period. We expect provisions for transaction losses to be between 1% and 2% of revenue and to increase proportionally as GSV grows; however, as a result of the COVID-19 pandemic, provision for transaction losses may increase as a percentage of revenue, although we did not experience this trend in the nine months ended September 30, 2020.
Interest Expense and Other (Income) Expense, Net

(in thousands, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change		2020	2019	Change
Interest expense	$152	$317	$(165)	(52)%	$640	$1,047	$(407)	(39)%
Other (income) expense, net	(452)	(462)	10	(2)%	31	(1,773)	1,804	(102)%
For the three and nine months ended September 30, 2020, interest expense decreased by $0.2 million and $0.4 million, respectively, as compared to the same periods in 2019 due to lower balances outstanding on the Term Loans.
For each of the three months ended September 30, 2020 and 2019, other income, net was $0.5 million. For the nine months ended September 30, 2020, other expense, net was $0.1 million, as compared to other income, net of $1.8 million for the same period in 2019, which was primarily driven by lower investment income received from marketable securities of $1.1 million, as well as additional foreign currency exchange losses of $0.7 million from higher volumes of foreign currency transactions resulting from additional foreign currencies added in the second quarter of 2019.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, and amounts available for borrowing under our Loan and Security Agreement, as amended (the “Loan Agreement”) referred to below under “—Term and Revolving Loans.” In August 2020, we entered into an amendment to the Loan Agreement that, among other things, extended the maturity date of the revolving line of credit from September 2020 to September 2022 and eliminated a formula-based restriction that prohibited us from borrowing funds under the revolving line of credit in an amount that exceeded a specified percentage of eligible trade and client accounts receivable. Our cash equivalents and marketable securities primarily consist of commercial paper, treasury bills, and U.S. government securities. As of September 30, 2020 and December 31, 2019, we had $88.4 million and $48.4 million in cash and cash equivalents, respectively. As of September 30, 2020 and December 31, 2019, we had $67.1 million and $85.5 million in marketable securities, respectively.
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
We also believe that our principal sources of liquidity will allow us to manage the impact of the COVID-19 pandemic on our business operations for the foreseeable future, which could include reductions in revenue and delays in payments from users, as further described below in “Risk Factors—Our business has experienced, and may continue to experience, an adverse impact from the ongoing COVID-19 pandemic” in Part II, Item 1A in this Quarterly Report. The challenges posed by the COVID-19 pandemic on our business are expected to continue to evolve. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to the COVID-19 pandemic.
Escrow Funding Requirements
As a licensed internet escrow agent, we offer escrow services to users of our platform and, as such, we are required to hold our users’ escrowed cash and in-transit cash in trust as an asset and record a corresponding liability for escrow funds held on behalf of freelancers and clients on our balance sheet. We expect the balances of our funds held in escrow, including funds held in transit, and the related liability to grow as GSV grows and may vary from period to period. Escrow regulations require us to fund the trust with our operating cash to cover shortages due to the timing of cash receipts from clients for completed hourly billings. As of September 30, 2020 and December 31, 2019, funds held in escrow were $128.1 million and $108.7 million, respectively. To the extent we have not yet collected funds for hourly billings from clients which are in transit due to timing differences in receipt of cash from clients and payments of cash to freelancers, we may, from time to time, utilize the revolving line of credit under our Loan Agreement to satisfy escrow funding requirements.
Term and Revolving Loans
Under our Loan Agreement, the aggregate amount of the facility is up to $49.0 million, consisting of a term loan in the original principal amount of $15.0 million (the “First Term Loan”), a term loan in the original principal amount of $9.0 million (the “Second Term Loan” and, together with the First Term Loan, the “Term Loans”), and a revolving line of credit, which permits borrowings of up to $25.0 million subject to customary conditions. In August 2020, we entered into an amendment to the Loan Agreement that, among other things, extended the maturity date of the revolving line of credit from September 2020 to September 2022 and eliminated a formula-based restriction that prohibited us from borrowing funds under the revolving line of credit in an amount that exceeded a specified percentage of eligible trade and client accounts receivable. The First Term Loan matures in March 2022, and the Second Term Loan and revolving line of credit mature in September 2022. All borrowings under the Loan Agreement bear interest at floating rates, and, therefore, our borrowing costs are affected by changes in market interest rates.
Our obligations under the Loan Agreement are secured by first priority liens on substantially all of our assets excluding our intellectual property (but including proceeds therefrom) and the funds and assets held by our subsidiary Upwork Escrow Inc. (“Upwork Escrow”). The Loan Agreement prohibits us from pledging our intellectual property. The Loan Agreement also includes a restriction on dividend payments, other than dividends payable solely in common stock. The Loan Agreement contains affirmative covenants, including a covenant requiring that we maintain an adjusted quick ratio, and also contains certain non-financial covenants. We were in compliance with our covenants under the Loan Agreement as of September 30, 2020 and December 31, 2019.
Pursuant to the terms of the Loan Agreement, we commenced repayment on the Term Loans in April 2019. During the three and nine months ended September 30, 2020, we repaid $1.3 million and $3.8 million related to the First Term Loan, respectively, and $0.6 million and $1.9 million related to the Second Term Loan, respectively. During the three and nine months ended September 30, 2019, we repaid $1.3 million and $2.5 million related to the First Term Loan, respectively, and $0.6 million and $1.3 million related to the Second Term Loan, respectively.

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$13,412	$2,001
Net cash provided by (used in) investing activities	7,008	(73,734)
Net cash provided by financing activities	39,684	30,172
Net increase (decrease) in cash, cash equivalents, and restricted cash	$60,104	$(41,561)
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
For the nine months ended September 30, 2020, net cash provided by operating activities was $13.4 million, which resulted from a net loss of $23.8 million, offset by non-cash charges of $32.8 million and net cash inflows of $4.4 million from changes in operating assets and liabilities. The change in operating assets and liabilities primarily resulted from the increase in accounts payable of $5.1 million, which was a result of the timing of payments of invoices, and the increase in accrued expenses and other current liabilities of $10.4 million, which was a result of additional accruals related to our ongoing marketing and brand awareness and other efforts, partially offset by a reduction in trade and client receivables of $12.5 million. Due to fluctuations in revenue and the number of transactions on our platform, coupled with fluctuations in the timing of cash receipts from clients, our trade and client receivables will likely continue to fluctuate in the future.
For the nine months ended September 30, 2019, net cash provided by operating activities was $2.0 million, which resulted from non-cash charges of $20.0 million, partially offset by a net loss of $11.2 million and net cash outflows of $6.9 million from changes in operating assets and liabilities. The change in operating assets and liabilities primarily resulted from the increase in trade and client receivables of $7.1 million. Due to fluctuations in revenue and the number of transactions on our platform, coupled with fluctuations of the timing of cash receipts from clients, our trade and client receivables will likely continue to fluctuate in the future.
Investing Activities
For the nine months ended September 30, 2020, net cash provided by investing activities was $7.0 million, which was primarily a result of proceeds from maturities of marketable securities of $89.0 million, offset by investing $70.2 million in various marketable securities, as well as $5.6 million of internal-use software and platform development costs that we paid during the period and purchases of property and equipment of $6.2 million primarily for leasehold improvements and furniture related to our office lease in Chicago, Illinois.
For the nine months ended September 30, 2019, net cash used in investing activities was $73.7 million, which was primarily a result of investing $132.0 million in various marketable securities during the first nine months of 2019, as well as $4.0 million of internal-use software and platform development costs that we paid during the period and purchases of property and equipment of $10.2 million primarily for leasehold improvements and furniture related to our office leases in Santa Clara, California and Chicago, Illinois. These uses of cash were partially offset by sales of marketable securities of $72.5 million.

Financing Activities
For the nine months ended September 30, 2020, net cash provided by financing activities was $39.7 million, which resulted primarily from an increase in escrow funds payable of $19.4 million, cash received from stock option exercises of $23.3 million, and proceeds received from our employee stock purchase plan of $2.7 million, partially offset by net repayments of borrowings on debt of $5.7 million.
For the nine months ended September 30, 2019, net cash provided by financing activities was $30.2 million, which resulted primarily from changes in escrow funds payable of $16.4 million, cash received from stock option exercises of $14.0 million and proceeds from our employee stock purchase program of $3.6 million, partially offset by net repayments of debt of $3.8 million.

Obligations and Other Commitments
Our principal commitments consist of obligations under our non-cancellable operating leases for office space and the Loan Agreement. The following table summarizes our contractual obligations as of September 30, 2020 (in thousands):

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Leases(1)	$34,519	$6,396	$13,271	$9,490	$5,362
Debt principal	12,642	7,571	5,071	—	—
Total contractual obligations	$47,161	$13,967	$18,342	$9,490	$5,362
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
As of September 30, 2020 and December 31, 2019, we had accrued liabilities related to indirect taxes based on management’s best estimate of its liability, which are reflected on our condensed consolidated balance sheets. We could be subject to examination in various jurisdictions related to income and non-income tax matters. The resolution of these types of matters, giving recognition to the recorded reserve, could have an adverse impact on our business.
Additionally, in light of the COVID-19 pandemic and the governmental restrictions intended to prevent its spread, we are evaluating our needs for our current office space. We may determine to either close or sublease certain of our offices, either of which may impact the recoverability of our operating lease asset, which could result in impairment charges being recognized in general and administrative expense.
Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any relationships with other entities or financial partnerships such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Interest Rate Risk
The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not make investments for trading or speculative purposes. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Borrowings under our Loan Agreement have variable interest rates. We had $12.6 million and $18.3 million aggregate principal amount of borrowings outstanding under our Loan Agreement as of September 30, 2020 and December 31, 2019, respectively. We do not believe that a hypothetical increase or decrease in interest rates of 100 basis points would have a material impact on our operating results or financial condition.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2020. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective.
Remediation of Previously Disclosed Material Weakness in Internal Control over Financial Reporting
In the quarter ended June 30, 2020, we completed execution of our remediation plan and successfully remediated a material weakness in internal control over financial reporting related to the identification of a number of adjustments to our consolidated financial statements that resulted in a revision to previously issued financial statements as of and for the year-ended December 31, 2016. We identified the cause of these adjustments was due to growth in the business, which required additional qualified accounting personnel with an appropriate level of experience, and additional controls in the period end financial reporting process commensurate with the complexity of the business.
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

Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The size of our community of users, including both freelancers and clients, is critical to our success. Our ability to achieve significant growth in revenue in the future will depend, in large part, upon our ability to attract new users, including new large enterprise, global account, and mid-market clients, to, and retain existing users on, our platform. Moreover, if we retain users but they do not spend at the rates we expect, our growth will be negatively impacted. Achieving growth in, and retention of, our community of users may require us to increasingly engage in sophisticated, costly, and lengthy sales and marketing efforts that may not result in additional users that transact on our platform or effectively retain our current users that transact on our platform, or may not do so in a cost-effective manner. We may also modify our pricing model or other services and features to attract and retain such users. Such modifications may not have the intended effect of attracting and retaining users and may have unintended negative consequences such as a loss of users or a reduction of user activity or spend on our platform.
In particular, as discussed below in the risk factor titled “Our business has experienced, and may continue to experience, an adverse impact from the ongoing COVID-19 pandemic,” the COVID-19 pandemic and the resulting global macroeconomic downturn has adversely affected, and may continue to adversely affect, client spend on our platform. Moreover, in response to the impact of the COVID-19 pandemic, we have implemented, and may continue to implement, promotions in an effort to support those affected by the COVID-19 pandemic, and we may also implement other promotions, such as a reduction or elimination of certain fees normally charged to users, in an effort to retain users or respond to increased competitive conditions or to attract those seeking to engage freelancers for the first time, and any such changes may result in a reduction in revenue and adversely affect our business. In addition, any increase in user acquisition due in part to the shift toward remote work as a result of the COVID-19 pandemic may slow or decline once the impact of the COVID-19 pandemic is mitigated and users return to work or are otherwise no longer subject to governmental restrictions related to the COVID-19 pandemic.
If we fail to attract new users, new users fail to transact at the rates we expect, or we fail to maintain or increase activity by existing users in a cost-effective manner or at all, our revenue will grow more slowly than expected or may decline and our business will be adversely impacted.
Freelancers have many different ways of marketing their services, securing clients, and obtaining payments from clients, including meeting and contacting prospective clients through advertising to prospective clients online or offline through other methods, using other online or offline platforms, signing up for online or offline third-party agencies, signing up with staffing firms, using other payment services, or finding full-time or part-time employment through an agency or directly with a business. If we fail to attract new freelancers, freelancers decrease their use of, or cease using, our platform, the quality or types of services provided by freelancers that use our platform are not satisfactory to clients, or freelancers increase their fees for services more than clients are willing to pay, clients may decrease their use of, or cease using, our platform and our revenue may be adversely impacted.

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
Beginning in the second half of 2019, we began evolving our offerings, products, brand positioning, and marketing to better address large enterprise, global account, and mid-market prospects and clients with larger, longer-term talent needs. And more recently, in the wake of the COVID-19 pandemic, we have prioritized our advertising, marketing, and certain product development efforts to reach those new and existing clients seeking to engage with remote freelancers in light of the governmental restrictions intended to prevent the spread of COVID-19. The evolution of these and other efforts, either individually or in the aggregate, may not be successful in producing sales or growing client spend from the target clients, and in the event these efforts result in the loss of or reduction in spend by other clients that is not offset by increased activity from large enterprise, global account, and mid-market clients, they may result in a temporary or long-term deceleration in GSV growth.
Users can generally decide to cease using our platform and related services at any time. Users may stop using our platform and related services if the quality of the user experience on our platform, including our support capabilities in the event of a problem, does not meet their expectations or keep pace with the quality of the user experience generally offered by competitive products and services. Users may also choose, and in the past have chosen, to cease using our platform if they perceive that our pricing model, including associated fees, is not in line with the value they derive from our platform, or for other reasons, including cost-cutting measures or other effects of the COVID-19 pandemic. Moreover, as discussed below in the risk factor titled “Users may circumvent our platform, which could adversely impact our business,” users may circumvent the payment services on our platform and pay freelancers directly or through another service, which is likely to happen more frequently during a macroeconomic downturn, such as the one caused by the COVID-19 pandemic, as users may be more cost sensitive or reduce their spending altogether during such period. In addition, expenditures by clients may be cyclical and may reflect overall macroeconomic conditions or budgeting patterns.
Any decrease in the attractiveness of our platform, failure to retain users, or reduced spending by clients could lead to decreased activity, diminished network effects, or a drop in GSV on our platform, which could adversely affect our business, revenue, financial condition, and operating results. We expect our GSV to fluctuate between periods due to a number of factors, including the volume and characteristics of projects that are posted by clients on our platform, such as size, duration, pricing, the availability and qualification of freelancers to complete client projects, and other factors.
If users stop using, or reduce their use of, our platform and services for any reason, including the foregoing reasons, our revenue and business would be adversely affected.
We have a history of net losses, anticipate increasing our operating expenses in the future, and may not achieve or sustain profitability.
We have a history of incurring net losses, and we expect to incur net losses for the foreseeable future. For the nine months ended September 30, 2020 and the years ended December 31, 2019 and 2018, we incurred net losses of $23.8 million, $16.7 million, and $19.9 million, respectively. As of September 30, 2020, we had an accumulated deficit of $195.7 million. We have made, and expect to continue to make, significant expenditures related to the development and expansion of our business, including investing in marketing programs and activities, such as brand promotion efforts, including those designed to reach new and existing clients seeking to engage with remote freelancers in light of the COVID-19 pandemic; enhancing our Upwork Enterprise and other premium offerings; expanding our services and features; broadening and deepening the categories on our platform; promoting client engagement of those freelancers that typically optimize to deliver larger projects, including through our Upwork Payroll offering; localizing our offerings in select locations; expanding our sales force; enhancing our U.S.-to-U.S. domestic marketplace offering and our mobile product offering; expanding our sales force; and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These and other efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. While our revenue has grown in recent years, we may not be able to sustain the same level of growth in future periods, or at all. For example, we experienced a reduction in the growth of GSV and revenue in the second quarter of 2020, due to the effects of the COVID-19 pandemic. If our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot ensure that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.
We have a limited operating history under our current business strategy and pricing model, which makes it difficult to evaluate our business and future prospects.
We recently evolved, and will continue to evolve, our sales, marketing, and brand positioning efforts. Recently we have expanded our focus on large enterprise, global account, mid-market, and other clients with larger, longer-term talent needs. To better serve this market segment, in recent years we have expanded our Upwork Enterprise offering and, in 2019, launched our Upwork Business offering, both of which help enterprises and other larger businesses connect with freelancers and provide these larger clients with additional products and services. We recently decided that it was not cost-effective to continue to commit sales and other resources to support our Upwork Business offering for new clients. This decision resulted in a reduction in force of approximately one-third of our sales employees in November 2020. We also continue to develop our current offerings and create and test additional premium offerings, features, and services to serve this and other market segments. Moreover, we made significant changes to our pricing model in 2016 and launched our U.S.-to-U.S. domestic marketplace offering in the second half of 2017. In 2019, we launched other pricing changes, including new paid membership types for clients, which were also recently amended, and new Connects pricing for freelancers. In addition, we regularly launch new offerings, including two recent offerings “Direct Contracts,” a service for freelancers to easily charge clients that are not registered users on Upwork’s platform, and “Project Catalog,” through which freelancers offer pre-scoped projects easily purchased via a click-and-buy experience. Not all offerings achieve market acceptance at the levels we expect and therefore may not be cost-effective to maintain. As a result, our current business strategy and pricing model have not been fully proven, we have only a limited operating history under our current business strategy and pricing model to evaluate our business and future prospects, and we continue to evolve our business strategy and related pricing, which subject us to a number of uncertainties, including our ability to plan for and model future growth and make accurate projections regarding our future performance. Our historical revenue growth should not be considered indicative of our future performance, particularly in light of the uncertainty caused by the COVID-19 pandemic and the resulting macroeconomic downturn. We have encountered, and will continue to encounter, risks, difficulties, and uncertainties frequently experienced by growing companies in rapidly changing industries, including our ability to achieve market acceptance of our platform and offerings and attract and retain users, as well as increasing competition and increasing expenses as we continue to grow our business. In addition, we have in the past, and may in the future, see unexpected or unintended effects, sometimes negative, as a result of changes to our pricing model, products and offerings, and sales, brand positioning, and marketing efforts, including a failure to attract new clients that spend on our platform or the loss of spend from existing clients. For example, since 2019, we have experienced a decline in client spend retention, which we believe was related to the launch of our U.S.-to-U.S. domestic marketplace offering in the second half of 2017 and more recently, due to the COVID-19 pandemic, as discussed in the section titled “Management’s Discussion and Analysis for Financial Condition and Results of Operations—Key Financial and Operational Metrics.” We cannot ensure that we will be successful in addressing these and other challenges we may face in the future, and our business may be adversely affected if we do not manage these challenges successfully. In addition, we may not achieve sufficient revenue to achieve or maintain positive cash flow from operations or profitability in any given period, or at all.
Because we derive the substantial majority of our revenue from our marketplace offerings, with most of our marketplace revenue derived from our Upwork Basic, Plus, and Enterprise offerings, our inability to generate revenue from our marketplace offerings would adversely affect our business operations, financial results, and growth prospects.
We derive, and expect to continue to derive in the near future, the substantial majority of our revenue from our marketplace offerings, with most of our marketplace revenue derived from our Upwork Basic, Plus, and Enterprise offerings. As such, market acceptance of our marketplace offerings is critical to our continued success, and any failure of our platform or specific offerings to meet users’ expectations with respect to user experience or the failure of specific features to be effective in attracting and retaining users, such as onboarding, search, project bidding, or matching features, could have a negative impact on our business. Demand for our marketplace offerings is affected by a number of factors beyond our control, including the timing of development and release of new products and services by our competitors, our ability to respond to technological change and to innovate and grow, contraction in our market, client spending patterns, freelancer activity levels, macroeconomic effects, such as those resulting from the COVID-19 pandemic, and the other risks identified herein. Moreover, as a result of the macroeconomic downturn caused by the COVID-19 pandemic, we may experience an increase in the number of users requesting a reduction of our fees and an increase in transaction losses due to declined payment methods and chargebacks. If we are unable to continue to meet user demands, to expand the categories of services offered on our platform, or to achieve and maintain more widespread market acceptance of our marketplace offerings, our business operations, financial results, and growth prospects could be adversely affected.
If we are not able to develop and release new products and services, or develop and release successful enhancements, new features, and modifications to our existing products and services, our business could be adversely affected.
The market for our platform is characterized by rapid technological change, frequent product and service introductions and enhancements, changing user demands, and evolving industry standards. The introduction of products and services embodying new technologies can quickly make existing products and services obsolete and unmarketable. We invest substantial resources in researching and developing new products and services and enhancing our platform by incorporating additional features, improving functionality, and adding other improvements to meet our users’ evolving demands in our increasingly highly competitive industry. The success of any enhancements or improvements to, or new features of, our platform or any new products and services depends on several factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies on our platform and third-party partners’ technologies, overall demand and market acceptance, and resulting user activity that is consistent with the intent of such products or services. We cannot be sure that we will succeed, on a timely or cost-effective basis, in developing, marketing, and delivering enhancements or new features to our platform or any new products and services that respond to continued changes in the market for talent or business services. Any enhancements or new features to our platform or any new products and services may not achieve, and if the past certain features and offerings have not achieved, market acceptance, been cost-effective, or produced the intended effect. Moreover, even if we are able to release new products and services, or launch enhancements and new features, if the impact of those efforts fails to meet or exceed the expectations of investors or securities analysts, the trading price of our common stock could be negatively impacted. In the past, we have experienced unintended negative effects, including reduced client spend retention, diminished fill rates, and user dissatisfaction from certain modifications to our products, services, and features. For example, since 2019, we have experienced a decline in client spend retention which we believe was related to the launch of our U.S.-to-U.S. domestic marketplace offering in the second half of 2017 and more recently, due to the COVID-19 pandemic, as discussed in the section titled “Management’s Discussion and Analysis for Financial Condition and Results of Operations—Key Financial and Operational Metrics.”
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
Our quarterly operating results have fluctuated in the past and may fluctuate in the future, particularly during a macroeconomic downturn such as the one caused by the COVID-19 pandemic. Additionally, we have a limited operating history under our current business strategy and pricing model, and we make pricing, product, and other changes from time to time, all of which make it difficult to forecast our future results. As a result, you should not rely upon our past quarterly operating results as indicators of future performance. You should take into account the risks, difficulties, and uncertainties frequently encountered by companies in highly competitive and rapidly evolving markets. Our operating results in any given quarter can be influenced by numerous factors, many of which are unpredictable or are outside of our control, including:
•ongoing uncertainty and impact on the global economy and spending by large, medium and small companies relating to the COVID-19 pandemic, availability of qualified freelancers, and uncertainty regarding the timing and nature of any future economic recovery, as discussed further below;
•our ability to generate significant revenue from our Upwork Basic, Plus, and Enterprise offerings, and our other premium offerings;
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
•our ability to maintain and grow our community of users, including our ability to acquire large enterprise, global account, and mid-market clients with larger, longer-term talent needs and qualified freelancers;
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
•our ability to generate significant revenue from new products and services;
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
•changes in the common law, or in the statutory, legislative, or regulatory environment, such as with respect to privacy, data security, wage and hour regulations, worker classification (including classification of independent contractors or similar workers and classification of employees as exempt or non-exempt), internet regulation, payment processing, global trade, or tax obligations;
•fluctuations in the mix of payment provider costs and the revenue generated from payment providers;
•the impact of sales, use, and other tax laws and regulations in jurisdictions in which we have users, including the requirement in certain jurisdictions to collect indirect taxes on user fees, to withhold and remit taxes related to income or earnings, or to pay any such taxes or resulting penalties as a result of our failure to comply with such requirements;
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
•the impact of reductions in our workforce, including claims against us from departing employees or others;
•any impairment charges on our operating lease asset being recognized as a general and administrative expense due to a reduction to our office space and our potential sublease of such office space at a rental rate that is less than our rent expense for such office space, or any termination fees we may incur as a result of our termination of the operating lease for such office space;

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
•operating lease expenses and other real estate expenses;
•lease termination fees or rent expense that is in excess of sublease income for a particular office space;
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
The Upwork brand did not exist before 2015. We believe that developing, maintaining, and enhancing awareness and integrity of our brand and reputation in a cost-effective manner are important to achieving widespread acceptance and use of our platform and are important elements in attracting new users and retaining existing users. Successful promotion and positioning of our brand, products, and our business model depends on, among other things, the effectiveness of our marketing efforts and brand messaging, our ability to provide a reliable, trustworthy, and useful platform and products at competitive prices, the perceived value of our platform and products, and our ability to provide quality support. In order to reach the brand awareness and acceptance levels of some of our competitors, we will need to continuously invest in marketing programs that may not be successful in achieving meaningful awareness and acceptance levels, particularly during early phases of expansion into newer customer awareness segments. Further, brand promotion activities may not resonate with existing or potential users or yield increased revenue, including any brand promotion efforts in response to the COVID-19 pandemic, and even if they do, the increased revenue may not offset the expenses we incur in building and maintaining our brand and reputation. For example, we invested heavily in advertising in the United States in 2019 and 2020 to increase our brand awareness, and it is not certain that these investments have had or will have sufficient positive impact on our brand to be cost effective. We have also recently evolved our marketing and brand positioning efforts to expand our focus on large enterprise, global account, mid-market, and other clients, with larger, longer-term talent and contracting needs and may not be successful in achieving the brand awareness and acceptance levels with this market segment, in a cost-effective manner, or without harming other areas of our business.
To protect our brand, we also expend substantial resources to register and defend our trademarks and to prevent others from using the same or substantially similar marks. Despite these efforts, we are not always successful in registering, maintaining, opposing cancellation actions, and preventing misappropriation of our own marks and other intellectual property or preventing registration of confusingly similar marks, or we may choose for business reasons to not take such actions, and we may suffer dilution, loss of reputation, genericization, or other harm to our brand. We also rely on our community of users in a variety of ways, including their willingness to give us feedback regarding our platform, and failure of our users to provide feedback on their experience on our platform or our failure to adequately address any concerns could negatively impact the willingness of them or prospective users to use our platform. For example, the recent changes made in the pricing and packaging of Connects purchases has and may continue to result in user dissatisfaction and negatively impact fill rates. If we fail to promote and maintain our brand successfully, address user concerns, or to maintain loyalty among our users, or if we incur substantial expenses in unsuccessful attempts to promote and maintain our brand, we may fail to attract new users or retain our existing users and our business and financial condition may be adversely affected.
Our business has experienced, and may continue to experience, an adverse impact from the ongoing COVID-19 pandemic.
The COVID-19 pandemic has adversely impacted our business and has resulted in reductions in demand for our products and services by some of our clients, including our small- and medium-sized business clients, which have been most impacted by the resulting macroeconomic downturn and from which we derive a substantial portion of our GSV and revenue. If these clients continue to reduce their spending or cease operations entirely, the COVID-19 pandemic may have a material adverse effect on our business, financial condition, results of operations, and cash flows. The extent to which the ongoing COVID-19 pandemic will continue to adversely affect our business, financial condition, results of operations, and cash flow will depend on future developments, which are highly uncertain and cannot reasonably be predicted with confidence at this time, including the duration, spread, and severity of the outbreak, or the occurrence of additional “waves” of the outbreak; government responses to the pandemic and potential restrictions on our business and the businesses of our users; the impact of the pandemic on the U.S. and global economies and demand for our offerings; how quickly and to what extent normal economic and operating conditions resume; and the reaction of users and potential users to these developments, among others, and nearly all aspects of our business could be adversely affected. The potential impacts of such developments include, but are not limited to:
•reduced client demand for freelancer services through our platform, resulting in lower GSV and lower revenue;
•reduced client spend on our products and services;
•diminished ability to acquire new clients, particularly large enterprise, global account, and mid-market clients;
•increased costs or reduced revenue as a result of marketing and promotional efforts to reach and support those affected by the COVID-19 pandemic;
•longer sales cycles due to slower decision-making, reduced budgets, or delays in planned work by existing and potential clients;
•decline in demand on our platform following relaxation or lifting of governmental restrictions intended to prevent the spread of COVID-19;
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
•any impairment charges on our operating lease asset being recognized as a general and administrative expense due to a reduction to our office space and our potential sublease of such office space at a rental rate that is less than our rent expense for such office space, or any termination fees we may incur as a result of our termination of the operating lease for such office space;
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
Although the COVID-19 pandemic did not have a material adverse impact on our financial results for the first three quarters of 2020, the rapidly changing market and macroeconomic conditions caused by the COVID-19 pandemic have impacted the business of many of our clients, which resulted in a reduction in spend on our platform for some of those affected clients. There can be no assurance that the positive impacts from the COVID-19 pandemic, such as increased client acquisitions and increased client spend retention, will continue to offset those parts of our business that have been adversely impacted. Many of these risk factors are unpredictable and outside of our control, and any of these factors could amplify the other risks and uncertainties described elsewhere in this Quarterly Report. It is uncertain what impact that the various legislative and other government responses being undertaken in the United States and other countries in which our users are located will have on the economy, our industry, our partners, our users, and our company. In connection with the COVID-19 pandemic, we have also implemented measures to protect the health of our workforce, including by requiring most of our employees to work remotely for an indefinite period of time; to the extent offices reopen, our efforts to comply with applicable health guidelines may not prove sufficient to protect the health of our employees and other visitors to our offices. This and other policies may negatively impact the health and safety of our employees, impact workforce productivity, increase the risk of data security breaches and other privacy and security incidents, and may cause other disruptions to our business. There can be no assurance that these measures will be effective, however, or that we can adopt them without adversely affecting our business operations. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of the macroeconomic downturn that has occurred as a result and is likely to continue in the future. Furthermore, any increase in client acquisition due to the shift toward remote work as a result of the COVID-19 pandemic may slow or decline once the impact of the COVID-19 pandemic is mitigated and users are no longer subject to government restrictions intended to prevent the spread of COVID-19.

We and our users may be subject to new and existing laws and regulations, both in the United States and internationally.
We and our users are subject to a wide variety of foreign and domestic laws. Laws, regulations, and standards governing issues that may affect us, such as worker classification, employment, worker health, payments, worker confidentiality obligations and whistleblowing, intellectual property, consumer protection, taxation, privacy, and data security are often complex and subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal and state administrative agencies. Many of these laws were adopted prior to the advent of the internet, mobile, and related technologies and, as a result, do not contemplate or address the unique issues of the internet, mobile, and related technologies. Other laws and regulations may be adopted in response to internet, mobile, and related technologies. New and existing laws and regulations (or changes in interpretation of existing laws and regulations), including those concerning worker classification, independent contractors, employment, discrimination and harassment, payments, whistleblowing and worker confidentiality obligations, intellectual property, consumer protection, taxation, privacy, data security, benefits, unionizing and collective action, arbitration agreements and class action waiver provisions, unfair competition, terms of service, website accessibility, background checks (such as the Fair Credit Reporting Act, 15 U.S.C. § 1681), escheatment, and federal contracting may also be adopted, implemented, or interpreted to apply to us and other online services marketplaces or our users. Likewise, these laws affect our users, and their application, or uncertainty around their application, may affect demand for our marketplace.
New laws, regulations and orders enacted in response to the COVID-19 pandemic or the resulting macroeconomic downturn may also affect our business in ways that we did not anticipate, and existing laws and regulations may be interpreted and enforced differently than they have in the past in response to the COVID-19 pandemic. These laws may change rapidly and compliance may be costly to us. For example, the governmental restrictions intended to prevent the spread of COVID-19 currently enacted in many jurisdictions may result in a loss of productivity of our workforce and an increase in data security breaches and other privacy and security incidents, among other things. On the other hand, a loosening of these restrictions as certain geographic areas begin to reopen may result in a decline in user activity on our platform.
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
The market segment for freelancers and the clients that engage them is highly competitive, rapidly evolving, fragmented, and subject to changing technology, shifting needs, and frequent introductions of new competitors as well as new products and services. The level of competition within, and the frequency and likelihood of new competitors entering, such market segment may intensify further due to the COVID-19 pandemic and the resulting increase in remote work, macroeconomic downturn, and increased unemployment rates. We compete with a number of online and offline platforms and services domestically and internationally to attract and retain users and expand our share of user spend. Our main competitors fall into the following categories:
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
Because a substantial portion of the services offered by freelancers and sought by clients on our platform is information technology services, a decline in freelancers offering information technology services or the market for information technology service providers on our platform could adversely affect our business.
A significant portion of the services offered by freelancers and sought by clients on our platform relates to information technology. If, for any reason, the market for information technology services declines, including as a result of a macroeconomic downturn such as the one caused by the COVID-19 pandemic, increased use of artificial intelligence, automation, insufficient number of freelancers on our platform performing information technology services, or otherwise, or if the need for these services slows, if talent is not available on our platform or willing to perform these services or businesses satisfy their needs for these services through alternative means, including through use of our competitors’ products, the growth in the number of users on our platform may slow or decline and as a result our revenue and business may be adversely impacted.
Adverse or changing economic conditions may negatively impact our business.
Our business depends on the overall demand for labor and on the economic health of current and prospective clients that use our platform. Any significant weakening of the economy in the United States or Europe or of the global economy, including the macroeconomic downturn caused by the COVID-19 pandemic and the resulting increase in unemployment rates, more limited availability of credit, a reduction in business confidence and activity, decreased government spending, economic and political uncertainty, financial turmoil affecting the banking system or financial markets, trade wars and higher tariffs, a more limited market for independent professional service providers or information technology services, and other adverse economic or market conditions may adversely impact our business and operating results. Global economic and political events or uncertainty may cause some of our current or potential clients to curtail spending on our platform, and may ultimately result in new regulatory and cost challenges to our operations. In addition, small- and medium-sized businesses have been disproportionately impacted by the macroeconomic downturn resulting from the COVID-19 pandemic and have reduced their spend on our platform. These adverse conditions have resulted, and may continue to result, in reductions in revenue, increased operating expenses, longer sales cycles, slower adoption of new technologies, and increased competition. There is also risk that when overall global economic conditions are positive, our business could be negatively impacted by a decreased demand for freelancers as businesses utilize more full-time employees relative to their use of independent contractors. We cannot predict the timing, strength, or duration of any economic slowdown, including the macroeconomic downturn caused by the COVID-19 pandemic, or any subsequent recovery generally. If the conditions in the general economy continue to deteriorate as a result of the COVID-19 pandemic or otherwise, our business, financial condition, and operating results could continue to be adversely affected.
Users may circumvent our platform, which could adversely impact our business.
Our business depends on users transacting through our platform. Despite our efforts to prevent them from doing so, users may, and we believe from time to time do, circumvent our platform and engage with or pay each other through other means to avoid the fees that we charge on our platform. Circumvention by users of our platform is also likely to have increased and may continue to increase in response to a macroeconomic downturn, such as the macroeconomic downturn resulting from the COVID-19 pandemic, as users may be more cost-sensitive with respect to our fees. In addition, enhancements and changes we make with respect to our products, services, and features may unintentionally cause, and may have unintentionally caused in the past, users to circumvent our platform. Moreover, the changes we make to decrease circumvention by users have in the past and could inadvertently result in user dissatisfaction, increased user circumvention, and a decline in user activity on our platform. The loss of revenue associated with circumvention of our platform may have an adverse impact on our business, cash flows, operating results, and financial condition. In addition, our efforts to reduce circumvention may be costly or disruptive to implement, fail to have the intended effect or have an adverse effect on our brand or user experience, cause users to cease using our platform, reduce the attractiveness of our platform, divert the attention of management, or otherwise harm our business.
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
•we may be, and we historically have been, held liable for the unauthorized use of an account holder’s credit card or bank account number and required by card issuers or banks to return the funds at issue and pay a chargeback or return fee, and if our chargeback or return rate becomes excessive, credit card networks may also require us to pay fines or other fees and the California Department of Financial Protection and Innovation (the “DFPI”) may require us to hold larger cash reserves;
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
Our sales efforts are increasingly targeted at large enterprise, global account, and mid-market clients, and as a result we may encounter greater pricing, implementation, and customization challenges, we may incur additional costs, and we may have to delay revenue recognition for more complicated transactions, each of which could adversely impact our business and operating results.
Our sales efforts are increasingly targeted at large enterprise, global account, and mid-market clients, and as a result, we face greater costs, longer sales cycles, and less predictability in completing some of our sales and in increasing spend by existing clients. For larger clients, use of our platform may require approvals by multiple departments and executive-level personnel and require us to provide greater levels of services and client education regarding the uses, benefits, security, privacy, worker classification, payments, and compliance services offered on our platform. Larger enterprises typically have longer decision-making and implementation cycles and may demand more customization, higher levels of support, a broader range of services, and greater payment flexibility. During the COVID-19 pandemic, some existing and potential clients, particularly mid-market clients, have failed to respond to our sales outreach, slowed down decision-making, delayed planned work on our platform, and sought to negotiate pricing and other terms that are less favorable to us. This has led, and may continue to lead, to diminished productivity and effectiveness of our sales force, longer sales cycles, and otherwise negatively impacting our sales efforts. Restrictions in place to prevent the spread of the COVID-19 coronavirus restrict our ability to travel and negotiate in person, which may also negatively impact our sales efforts. In addition, large enterprise, global account, and mid-market clients may require greater functionality and scalability that can lead to delays in sales or difficulties in growing client spend. We are often required to spend time and resources to better familiarize potential large enterprise, global account, and mid-market clients with the value propositions of our platform generally. Despite our efforts in familiarizing potential large enterprise, global account, and mid-market clients with the benefits of our platform, these potential clients may decide not to use our platform if, among other reasons, they do not feel that their procurement or compliance needs are or will be met. In addition, sales opportunities with large enterprise, global account, and mid-market companies may require us to devote greater sales and administrative support and professional services resources to individual clients, which could increase our costs, lengthen our sales cycle, and divert our own sales and professional services resources to a smaller number of larger clients. We may spend substantial time, effort, and money in our sales efforts without being successful in producing sales or growing client spend.
Even if we reach an agreement with a client to use our platform, the agreement may not be on pricing or other terms that are favorable to us. Moreover, a significant portion of the fees we typically receive from clients is contingent on the level of spend by the client. If a client negotiates pricing terms that are less favorable to us, does not engage freelancers on our platform, or uses freelancers for few projects or projects of low value, our revenue from the relationship may be minimal.
We also have in the past agreed, and may in the future agree, to take on additional risk for worker classification, privacy, security, work product, payments, or other matters for larger enterprise, global account, and mid-market clients, or to other terms that are less favorable to us in order to secure a client’s business or increase its spend, as discussed further in the risk factors titled “There may be adverse tax, legal, and other consequences if the contractor classification or employment status of freelancers that use our platform is challenged.” All these factors can add further risk and expenses to business conducted with these clients even after a successful sale.
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
We offer an optional service to our Upwork Enterprise and premium clients, through which service we help classify freelancers as employees of third-party staffing providers or independent contractors. For clients that subscribe to this service, subject to applicable law and the terms of our agreement with the client, we indemnify clients from misclassification risk and make warranties to the client (e.g., as to compliance with applicable laws). In addition, we offer a number of other premium services where we provide increased assistance to enable users to find and contract with one another with confidence they will receive the value for which they pay. Third-party staffing providers employ freelancers classified as employees for clients, and failure of these staffing providers to comply with all legal and tax requirements could adversely affect our business. Moreover, material business changes to one or more of our third-party staffing providers could lead to increased costs for clients or us, a reduced profit margin, a diminished user experience, or the inability to offer the staffing provider services in one or more jurisdictions. We also use our platform to find, classify, and engage freelancers to provide services for us and for our managed services offering. In general, any time a court or administrative agency determines that we or our clients that use our platform have misclassified a freelancer as an independent contractor, we or our users could incur tax and other liabilities for failing to properly withhold or pay taxes on the freelancer’s compensation as well as potential wage and hour and other liabilities depending on the circumstances and jurisdiction. We may be subject to administrative inquiries and audits concerning the taxation and classification of our workers and the users of our platform. We cannot be certain that any insurance coverage that we have or may obtain will extend to or be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

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
A misclassification determination, allegation, claim, or audit creates potential exposure for users and for us, including but not limited to reputational harm and monetary exposure arising from or relating to failure to withhold and remit taxes, unpaid wages, and wage and hour laws and requirements (such as those pertaining to minimum wage and overtime); claims for employee benefits, social security contributions, and workers’ compensation and unemployment insurance; claims of discrimination, harassment, and retaliation under civil rights laws; claims under laws pertaining to unionizing, collective bargaining, and other concerted activity; and other claims, charges, or other proceedings under laws and regulations applicable to employers and employees, including risks relating to allegations of joint employer liability. Such claims could result in monetary damages (including but not limited to wage-based damages or restitution, compensatory damages, liquidated damages, and punitive damages), interest, fines, penalties, costs, fees (including but not limited to attorneys’ fees), criminal and other liability, assessment, injunctive relief, or settlement. These types of claims have become more frequent in light of deteriorating macroeconomic conditions as a result of the COVID-19 pandemic, more prone to agency error in light of overwhelmed agencies, more commonly submitted on a fraudulent basis, and more difficult to oppose due to COVID-19 related delays. Claims naming our company may also have become and may continue to be more prevalent in light of legislative and regulatory responses to the COVID-19 pandemic, such as the Pandemic Unemployment Assistance (“PUA”) program and state programs implementing PUA. Such an allegation, claim, or adverse determination, including but not limited to with respect to the freelancers that provide services to us, or the requirement for us to indemnify a client, could also harm our brand and reputation, which could adversely impact our business. While these risks are mitigated, in part, by our contractual rights of indemnification against third-party claims, any limitations or obligations that we include in our contracts with clients to limit our exposure to claims could be determined to be unenforceable, could be costly to enforce or ineffective, or may otherwise prove inadequate.
Changes to our pricing model could adversely affect our business.
We implemented a significant change to our pricing model in 2016, which, for a period of time following the pricing change, contributed to GSV growing at a faster rate than revenue. From time to time we have made, and will continue to make, other changes, including in 2019 when we launched new paid membership types for clients and new Connects pricing for freelancers and we anticipate further changes to Connects pricing and policies in the future in an effort to improve fill rates on our platform, which may have a negative impact on our revenue. From time to time, we will make further changes to our pricing model due to a variety of reasons, including potentially in response to the COVID-19 pandemic, due to changes to the market for our products and services or our business strategy, as new competitors enter our market segment, as we introduce or refine our offerings, and as competitors introduce new products and services. Changes to any components of our pricing model, such as the recent changes made in the pricing and packaging of Connects purchases, have and may continue to, among other things, result in user dissatisfaction, lead to a loss of users on our platform, result in a change to the way we recognize revenue, reduce the amount of revenue we generate as a percentage of GSV, reduce the rate or size of projects that get posted or completed on our platform, negatively impact fill rates, or otherwise negatively impact our operating results, financial condition, and cash flows.
If we or our third-party partners experience a security breach, other hacking or phishing attack, ransomware or other malware attack, or other privacy or security incident, whether intentionally or unintentionally caused by us or by third parties, our platform may be perceived as not being secure, our reputation may be harmed, demand for our platform may be reduced, our operations may be disrupted, we may incur significant legal costs, fines, or liabilities, and our business could be adversely affected.
Our business involves the storage, processing, and transmission of users’ proprietary, confidential, and personal information as well as the use of third-party partners and vendors who store, process, and transmit users’ proprietary, confidential, and personal information. We also maintain certain other proprietary and confidential information relating to our business and personal information of our personnel. Our systems, and the systems of our vendors and third-party partners, may be vulnerable to privacy or security incidents, such as, computer viruses and other malicious software, physical or electronic break-ins, or vulnerabilities resulting from intentional or unintentional service provider actions, and similar disruptions that could make all or portions of our website or applications unavailable for periods of time. Any such privacy or security incident, whether intentionally or unintentionally caused by us or by third parties, that we experience could result in unauthorized access to, misuse of, or unauthorized acquisition of our, our personnel’s, or our users’ data; the loss, corruption, or alteration of this data; interruptions in our operations; or damage to our computers or systems or those of our users. Any of these could expose us to claims, litigation, fines, enforcement actions, other potential liability, and reputational harm. An increasing number of online services have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their services. Additionally, ransomware or other malware, viruses, social engineering (including business email compromise and related wire-transfer fraud), and general hacking in our industry have become more prevalent and more complex. Bad actors often use uncertainty caused by a crisis, such as the COVID-19 pandemic, to try to take advantage of us, our users, and our vendors by using social engineering and other methods to persuade their victims to make fraudulent payments, or to download viruses, ransomware, or other malware into computer systems and networks. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target, we and our vendors and third-party partners may be unable to anticipate these techniques or to implement adequate preventative measures, despite our efforts to implement and maintain a robust information security program. If we or our vendors or third-party partners experience an actual or perceived breach or privacy or security incident, public perception of the effectiveness of our security measures and brand could be harmed, and we could lose users and business. Data security breaches and other privacy and security incidents may also result from non-technical means, such as, for example, actions taken by employees or contractors, such as freelancers that we engage on our platform to perform services for us.
Any compromise of our security or the security of our vendors or third-party partners could result in a violation of applicable privacy and other laws, regulatory or other governmental investigations, enforcement actions, litigation, and legal and financial exposure, including potential contractual liability. We may also need to expend significant resources to protect against, and to address issues created by, security breaches and other privacy and security incidents. While we maintain cyber liability insurance, these liabilities may exceed the amounts covered by our insurance; further, we cannot be certain that our insurance coverage will extend to or be adequate for liabilities actually incurred, or that insurance will continue to be available to us on economically reasonable terms, or at all. Any such compromise could also result in damage to our reputation and a loss of confidence in our security measures. In addition, significant unavailability of our platform due to security breaches and other privacy and security incidents could cause users to decrease their use of or cease using our platform. Any of these effects could adversely impact our business.

Depending on the nature of the information compromised, in the event of a security breach or other privacy or security incident, we may also have obligations to notify affected individuals and regulators about the incident, and we may need to provide some form of remedy, such as a subscription to credit monitoring services, pay significant fines to one or more regulators, or pay compensation in connection with a class-action settlement (including under the new private right of action under the California Consumer Privacy Act of 2018 (the “CCPA”)). Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises our, our users’, our employees’, our contractors’, or other confidential, proprietary, or personal information.
Changes in laws or regulations relating to privacy or the protection, collection, storage, processing, transfer, or use of personal information, or any actual or perceived failure by us to comply with such laws and regulations or our privacy policies, could adversely affect our business.
We receive, collect, store, process, transfer, and use personal information and other user data. There are numerous federal, state, local, and international laws and regulations regarding privacy, data protection, information security, and the collection, storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other content. The scope of these laws and regulations is changing, subject to differing interpretations, and may be inconsistent among countries, or conflict with other laws and regulations. We are also subject to the terms of our privacy policies and legal and contractual obligations to third parties related to privacy, data protection, and information security. The regulatory framework for privacy and data protection worldwide is, and is likely to remain for the foreseeable future, uncertain and complex, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that we do not anticipate or that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Further, any significant change to applicable laws, regulations, or industry practices regarding the collection, use, retention, security, or disclosure of the data of our users, employees, contractors, or others, or their interpretation or enforcement, or any changes regarding the manner in which the express or implied consent of users for the collection, use, retention, or disclosure of such data must be obtained, including in response to the COVID-19 pandemic, could increase our costs and require us to modify our services and features, possibly in a material manner, which we may be unable to complete in a cost-effective manner, or at all, and may limit our ability to store and process user data or develop new services and features.
We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security that are proposed and enacted in various jurisdictions. For example, European legislators adopted the General Data Protection Regulation (the “GDPR”), which became effective in May 2018 and superseded existing European Union (“EU”) data protection legislation, imposes more stringent EU data protection requirements, and provides for significant penalties for noncompliance. The GDPR created new compliance obligations applicable to our business, users, vendors, and third-party partners, which expose us to increased financial penalties for noncompliance, including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million, whichever is higher, for the most serious violations. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR has been and will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and there is a risk that we may be subject to governmental investigations or enforcement actions, fines and penalties, claims, litigation, and reputational harm in connection with any European activities.
Moreover, on July 16, 2020, the Court of Justice of the European Union (the “CJEU”) declared the EU-U.S. Privacy Shield to be an invalid mechanism for transferring personal information from the EU to the United States. In addition, while the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal information transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. The use of standard contractual clauses for the transfer of personal information specifically to the United States remains under review by a number of European data protection supervisory authorities. German and Irish supervisory authorities have indicated that the standard contractual clauses alone provide inadequate protection for EU-US data transfers. On August 10, 2020, the U.S. Department of Commerce and the European Commission announced new discussions to evaluate the potential for an enhanced EU-U.S. Privacy Shield framework to comply with the July 16 judgment of the CJEU. The CJEU’s decision (and certain regulatory guidance issued in its wake) and recent statements by EU supervisory authorities have led to uncertainty regarding the legality of EU-U.S. data flows in general and those conducted under the Privacy Shield in particular. The CJEU’s decision may continue to create new compliance obligations applicable to our business, users, vendors, and third-party partners, which could cause us to change our business practices. As further guidance is issued by European authorities, the full rights and responsibilities resulting from the CJEU’s decision may continue to change.
As supervisory authorities continue to issue further guidance on personal information, we could suffer additional costs, complaints, or regulatory investigations or fines, and if we are otherwise unable to transfer personal information between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
Further, in connection with its process of leaving the EU, the United Kingdom has enacted the Data Protection Act 2018 (the “Data Protection Act”) that is substantially consistent with the GDPR. From the beginning of 2021 (when the transitional period following Brexit expires), we will have to continue to comply with the GDPR and also the Data Protection Act, with each regime having the ability to fine up to the greater of €20 million (£17 million) or 4% of global turnover. The relationship between the United Kingdom and the EU remains uncertain, for example, how data transfers between the United Kingdom and the EU and other jurisdictions will be treated and the role of the United Kingdom’s supervisory authority. These changes will lead to additional costs as we try to ensure compliance with new privacy legislation and will increase our overall risk exposure.
Additionally, in June 2018, California passed the CCPA, which provides new privacy rights for consumers and new operational requirements for companies. The CCPA became effective on January 1, 2020 and enforcement began on July 1, 2020, along with related regulations which came into force on August 14, 2020. Fines for noncompliance may be up to $7,500 per violation without limitations. Additionally, on November 3, 2020 Californians passed a ballot initiative called the California Privacy Rights Act (the “CPRA”) which extends the CCPA and imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. The costs of compliance with, and other burdens imposed by, the GDPR, CCPA, and CPRA may limit the use and adoption of our products and services and could have an adverse impact on our business. Because the GDPR, the UK’s Data Protection Act, the CCPA, and the CPRA are in force or recently passed, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal and state administrative agencies, and our interpretations of these laws and efforts to comply with the rules and regulations of these laws may be deemed invalid. Additionally, the CCPA has prompted a number of proposals for new federal and state-level privacy legislation, such as in Nevada, Virginia, New Hampshire, and other jurisdictions. If passed, these new laws could add additional complexity, impact our business strategies, increase our potential liability, increase our compliance costs, and adversely affect our business.
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
Additionally, if third parties we work with violate applicable laws, regulations, or agreements, such violations may put the data of our users, employees, contractors, and others at risk, could result in governmental investigations or enforcement actions, fines, litigation, claims, or public statements against us by consumer advocacy groups or others, and could result in significant liability, cause our users to lose trust in us, and otherwise have an adverse effect on our reputation and business. Further, public scrutiny of or complaints about technology companies or their data handling or data protection practices, even if unrelated to our business, industry, or operations, may lead to increased scrutiny of technology companies, including us, and may cause government agencies to enact additional regulatory requirements, or to modify their enforcement or investigation activities, which may disrupt the conduct of our business, increase our liability, increase our costs and risks, and adversely affect our business.
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
•the imposition of taxes on transactions between us and our users or among our users, or the imposition of liability on us for the failure to collect and remit taxes owed by our users;
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
Our payment partners are critical to our business. In order to maintain these relationships, we have in the past been, and may in the future be, forced to agree to terms that are unfavorable to us. If we are unable to maintain our agreements with current payment partners on favorable terms, or at all, or we are unable to enter into new agreements with new payment partners on favorable terms, or at all, our ability to disburse funds and our revenue and business may be adversely affected. This could occur for a number of reasons, including the following:
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
•our payment partners could, and, in some cases, have notified us in the past that they would, increase the rates that they charge us or our users, especially in light of changes in those payment partners’

interpretation and enforcement of their rules, increased declines of client payment methods or increased client-issued chargebacks due to the COVID-19 pandemic;
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
Our platform enables our users to manage important aspects of their businesses, and any errors, defects, or disruptions in our platform, or other performance problems with our platform or infrastructure, including disruptions caused by the COVID-19 pandemic or responses to the pandemic, could harm our brand and reputation and may damage the businesses of users. As the usage of our platform grows, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to operate our platform. It is possible that we may fail to continue to effectively scale and grow our technical infrastructure to accommodate these increased demands, which may adversely affect our user experience. We also rely on third-party software and infrastructure, including the infrastructure of the internet, to provide our platform. Any failure of or disruption to this software and infrastructure could also make our platform unavailable to our users. For example, for a short period of time in May 2019, due to an inadvertent error by a regulatory agency in Bangladesh, users in Bangladesh were unable to access our website and other websites that included “-rk.com” in their website addresses. Also, certain jurisdictions, such as India and Pakistan, have in the past voluntarily shut down the internet in response to civil unrest and, in the event any such governmental action were to take place again, it would adversely affect user activity on our platform throughout the duration of such shut down. Our platform is constantly changing with new updates, which may contain undetected errors when first introduced or released. Any errors, defects, disruptions in service, or other performance or stability problems with our platform, or the inadequacy of our efforts to adequately prevent or timely remedy errors or defects, could result in negative publicity, loss of or delay in market acceptance of our platform, loss of competitive position, our inability to timely and accurately maintain our financial records, inaccurate or delayed invoicing of clients, delay of payment to us or freelancers, claims by users for losses sustained by them, or investigation and corrective action taken by the DFPI or other regulatory agencies. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help resolve the issue. Accordingly, any errors, defects, or disruptions in our platform could adversely impact our brand and reputation, revenue, and operating results.
Our revenue growth and ability to achieve and sustain profitability will depend in part on being able to increase the productivity, effectiveness, and efficiency of our sales force.
In order to increase our revenue from our premium offerings and achieve and sustain profitability, we must improve the effectiveness and efficiency of our sales force and generate additional revenue from new and existing users. For example, we have only recently begun generating revenue from our Upwork Business offering in addition to our other premium offerings. Given that it is a relatively new offering, we recently completed an evaluation of the efficiency, productivity, and effectiveness of our sales force at generating revenue from our Upwork Business offering, as well as our other premium offerings. As part of this evaluation, we have recently undertaken a reduction in force of approximately one-third of our sales employees in an effort to drive efficiencies in our sales organization, as discussed in the risk factor titled “Litigation could have a material adverse impact on our operating results and financial condition.” There can be no assurance that these measures will increase the productivity or efficiency of our sales force.
There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of sales and sales support personnel to support our growth. It is difficult to find sales personnel with the specific skills and technical knowledge needed to sell our Upwork Enterprise, and other premium offerings. We may be unable to hire or retain a sufficient number of qualified sales personnel. Furthermore, hiring sales personnel, particularly in new markets, requires additional costs that we may not recover if the sales personnel fail to achieve full productivity. Even if we are able to hire qualified personnel, doing so may be costly and lengthy, as new sales personnel require significant training and can take a number of months to achieve full productivity. In addition, new sales personnel do not always achieve productivity milestones within the timelines that we have projected, negatively impacting our ability to achieve our long-term financial projections associated with such personnel. Not all of our recent hires and planned hires have or will become productive as quickly as we expect and when our new sales personnel do not become fully productive on the timelines that we have projected, or at all, our revenue will not increase at anticipated rates, or at all, and our ability to achieve long-term projections may be negatively impacted. The productivity of our sales force has also been diminished by the effects of the COVID-19 pandemic and governmental restrictions intended to prevent its spread, as large enterprise, global account, and mid-market clients have been less responsive to our sales efforts. If our sales personnel are not successful in obtaining new business or increasing sales to our existing user base, our business and results of operations will be adversely affected.
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
We have experienced growth in a relatively short period of time. For example, our total revenue for the nine months ended September 30, 2020 was $267.5 million, representing a period-over-period growth rate of 21% over the same period in 2019. Over time, we plan to continue to expand our operations and personnel significantly. Sustaining our growth will place significant demands on our management as well as on our administrative, operational, and financial resources. To manage our growth, we must continue to improve our operational, financial, and management information systems; expand, motivate, and effectively manage and train our workforce; and effectively collaborate with our third-party partners, all of which can be more difficult with an increasingly remote workforce. If we are unable to manage our growth successfully without compromising our quality of service or our profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, operating results, financial condition, and ability to successfully market our platform and serve our users could be adversely affected.
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
We currently collect and remit indirect taxes on our fees in a number of jurisdictions and from time to time we may begin collecting and remitting indirect taxes in additional jurisdictions. Our collection of indirect taxes on our fees in these jurisdictions may cause our users to use other platforms or other alternatives that do not collect indirect taxes on their fees, which may in turn affect our financial results. In addition, tax authorities may raise questions about, challenge or disagree with our calculation, reporting, or collection of taxes and may require us to remit additional taxes and interest, and could impose associated penalties and fees. Should any new taxes become applicable or the application of existing taxes be deemed to apply to us or our users, or if the taxes we pay are found to be deficient, our business could be adversely impacted. We have in the past been, and may in the future be, audited by tax authorities with respect to non-income taxes, and we may have exposure to additional non-income tax liabilities, which could have an adverse effect on our operating results and financial condition. In addition, our future effective tax rates could be favorably or unfavorably affected by changes in tax rates, changes in the valuation of our deferred tax assets or liabilities, the effectiveness of our tax planning strategies, or changes in tax laws or their interpretation. Such changes could have an adverse impact on our operating results and financial condition.
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
Our subsidiary, Upwork Escrow, is licensed as an internet escrow agent under California’s Escrow Law and is subject to regulations applicable to internet escrow agents promulgated by the DFPI. While we have received two inquiries, each prior to 2014, from regulatory authorities inquiring whether we are engaging in payment activities through Upwork Escrow or oDesk (which is now Upwork Global Inc. (“Upwork Global”)), these inquiries were resolved in our favor and did not require us to obtain a license in the applicable jurisdiction.
Although we believe that our operations comply with existing U.S. federal, state, and international laws and regulatory requirements related to escrow, money transmission, and the handling or moving of money, the laws or regulations may change, and interpretations of existing laws and regulations may also change. As a result, Upwork Escrow or Upwork Global could be required to be licensed as an escrow agent or a money transmitter (or other similar licensee) in other U.S. states or other jurisdictions or may choose to obtain such a license even if not required. Such a decision could also require Upwork Escrow or Upwork Global to register as a money services business under federal laws and regulations. It is also possible that Upwork Escrow or Upwork Global could become subject to regulatory enforcement or other proceedings in those states or other jurisdictions with escrow, money transmission, or other similar statutes or regulatory requirements related to the handling or moving of money, which could in turn have a significant impact on our business, even if we were to ultimately prevail in such proceedings. Upwork Escrow or Upwork Global may also be required to become licensed as a payment institution (or obtain a similar license) under the European Payment Services Directive or other international laws and regulations. Any developments in the laws or regulations related to escrow, money transmission, or the handling or moving of money; material changes to the mandate, purview or regulatory approach at the DFPI; or increased scrutiny of our business may lead to additional compliance costs and administrative overhead.
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
We have voluntarily implemented an anti-money laundering compliance program designed to address the risk of our platform being used to facilitate money laundering, terrorist financing, or other illicit activity. We also have policies, procedures, and sophisticated technology designed to allow us to comply with U.S. economic sanctions laws and prevent our platform from being used to facilitate business in countries or with persons or entities included on designated lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and equivalent foreign authorities. We may be subject to fines or other penalties in one or more jurisdictions levied by federal or state or local regulators, including state attorneys general, as well as those levied by foreign regulators in the event that we engage in any conduct, intentionally or not, that facilitates money laundering, terrorist financing, or other illicit activity, or that violates sanctions or otherwise constitutes sanctionable activity. Regulators continue to increase their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program, including the procedures that we use to verify the identity of our users and to monitor our platform for potential illegal activity. In addition, any policies and procedures that we implement to comply with OFAC regulations may not be effective, including in preventing users from using our services within the OFAC-sanctioned countries of North Korea, Syria, and Iran, and the Crimea region of Ukraine. Attempts by individuals or entities that have been designated by OFAC or are located in a country subject to an embargo by the United States to utilize our service or take advantage of us or our users may also be exacerbated during a macroeconomic downturn, such as the one caused by the COVID-19 pandemic. Given the technical limitations in developing controls to prevent, among other things, the ability of users to publish on our platform false or deliberately misleading information or to develop sanctions-evasion methods, it is possible that we may inadvertently and without our knowledge provide services to individuals or entities that have been designated by OFAC or are located in a country subject to an embargo by the United States that may not be in compliance with the economic sanctions regulations administered by OFAC.
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
AWS does not have an obligation to renew its agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements or unable to renew on commercially reasonable terms, our agreements are prematurely terminated, or we add additional infrastructure providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new data center providers. If these providers charge high costs for or increase the cost of their services, we may have to increase the fees to use our platform and our operating results may be adversely impacted. We also plan to transition around the first quarter of 2021 to a different AWS facility than the one we are currently using in an effort to reduce long-term costs, to gain access to servers with enhanced functionality, and increase operational resilience. During this transition, we may experience resulting downtime, cause errors in our platform or services, including escrow or payment services, or incur additional costs, particularly if we encounter an unforeseen issue or incident during the migration. We expect to incur increased costs during the migration, as we will need to use two AWS data facilities at one time during the transition period.
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
To grow our business, we anticipate that we will need to continue to establish and maintain relationships with third parties, such as staffing providers, banks, software and technology vendors, and payment processing and disbursement providers. For example, we work with third-party staffing providers, upon which we are dependent to support our employment offering, Upwork Payroll. As our agreements with third-party partners terminate or expire, we may be unable to renew or replace these agreements on favorable terms, or at all. Moreover, we cannot guarantee that the parties with which we have strategic relationships will continue to offer the services for which we rely on them at economically reasonable terms or at all, devote the resources necessary to expand our reach, increase our distribution, or support an increased number of users and associated use cases. Our dependence on any single third-party supplier increases when our supply of a particular service is more heavily concentrated with that third-party. Some of our strategic partners are experiencing delays, disruptions, or closures due to the COVID-19 pandemic, which may result in disruptions to the services they provide to us and our users. Further, some of our strategic partners offer, or could offer, competing products and services or also work with our competitors, the likelihood of which may increase due to the COVID-19 pandemic and the resulting macroeconomic downturn, increased unemployment rates, and increased adoption of remote work. As a result of these factors, many of our third-party partners may choose to develop alternative products and services in addition to, or in lieu of, our platform, either on their own or in collaboration with others, including our competitors. If we are unsuccessful in establishing or maintaining our relationships with third parties on favorable terms, our ability to compete or to grow our total revenue could be impaired and our operating results may be adversely impacted. Even if we are successful in establishing and maintaining these relationships with third parties on comparable terms, we cannot ensure that these relationships will result in increased usage of our platform or increased revenue.
Our business model subjects us to disputes with or between users of our platform.
Our business model involves enabling connections between freelancers and clients that contract directly through our platform. Freelancers and clients are free to negotiate any contract terms they choose, but we also provide optional service contract terms that they can elect to use. Disputes sometimes arise between freelancers and clients with regard to their contract terms, work relationship, or otherwise, including with respect to service standards, payment, confidentiality, work product, and intellectual property ownership and infringement. These disputes may occur more frequently during a macroeconomic downturn, such as the one caused by the COVID-19 pandemic. If either party believes the contract terms were not met, our standard terms and some individually negotiated services agreements provide a mechanism for the parties to request assistance from us, and, for some contracts, if that is unsuccessful, they may choose to resolve the dispute with the help of a third-party arbitrator. Whether or not freelancers and clients decide to seek assistance from us, if these disputes are not resolved amicably, the parties might escalate to formal proceedings, such as by filing claims with a court or arbitral authority. Given our role in facilitating and supporting these arrangements, claims are sometimes brought against us directly as a result of these disputes and freelancers or clients bring us into any claims filed against each other, particularly when the other user is insolvent or facing financial difficulties, like those caused by the COVID-19 pandemic. Through our terms of service and services agreements for premium services, we disclaim responsibility and liability for any disputes between users (except with respect to specified dispute assistance programs and services); however, we cannot guarantee that these terms will be effective in preventing or limiting our involvement in user disputes or that these terms will be enforceable or otherwise effectively prevent us from incurring liability as a result of disputes between users. In addition, from time to time users assert claims against us regarding their experience on our platform, including related to their search ranking results, their feedback ratings, our advertising or marketing, our dispute resolution process, or admission or non-admission to the platform or other programs and badges, including those designed to highlight successful freelancers. Moreover, for some premium services, we provide enhanced services and assistance with respect to disputes over work product, and clients or freelancers on their engagements may pursue claims against us if they are not satisfied with those enhanced services. Disputes between clients and freelancers and between users and our company may become more frequent in light of deteriorating macroeconomic conditions as a result of the COVID-19 pandemic. An increase in the number of disputes may result in an adverse effect on our company, such as a loss of goodwill with users, reputational harm, lost GSV and revenue, and an increase in costs to us. Even if these claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could result in legal, settlement, or other financial costs; divert the resources of our management; and adversely affect our business and operating results.

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
From time to time, there have been and may be changes in our management team resulting from the hiring or departure of executives. For example, in December 2019, we announced that our prior President and Chief Executive Officer, Stephane Kasriel, was resigning from this position on December 31, 2019, and that Hayden Brown, our prior Chief Marketing and Product Officer, would take the position of President and Chief Executive Officer effective January 1, 2020. Additionally, on August 4, 2020, we announced that our prior Chief Financial Officer, Brian Kinion, was resigning from this position and that Jeff McCombs would be appointed as our Chief Financial Officer effective August 4, 2020. We have made, and may continue to make, other changes that have been and will be disruptive to our personnel, such as the reduction of a portion of our sales force in November 2020. These changes have resulted, and may continue to result, in increased attrition of our personnel, including senior management and key employees, stemming from the resulting organizational restructuring, as new reporting relationships are established, and as other companies may increasingly target our executives. Any such changes may also result in a loss of institutional knowledge, cause disruptions to our business or distract or result in diminished morale in or the loss of workers.
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
From time to time, we are involved in litigation. The outcome of any litigation (including class actions and individual lawsuits or arbitration), regardless of its merits, is inherently uncertain. Regardless of the merits or ultimate outcome of any claims that have been or may be brought against us or that we may bring against others, pending or future litigation could result in a diversion of management’s attention and resources and reputational harm, and we may be required to incur significant expenses defending against these claims or pursuing claims against third parties. If we are unable to prevail in litigation, we could incur substantial liabilities. We may also determine that the most cost-effective and efficient way to resolve a dispute is to enter into a settlement agreement. Where we can make a reasonable estimate of the liability relating to pending litigation and determine that it is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of uncertainties relating to litigation, the amount of our estimates could be wrong as determining reserves for pending litigation is a complex, fact-intensive process that is subject to judgment calls. Any adverse determination related to litigation or adverse terms contained in a settlement agreement could require us to change our technology or our business practices in costly ways, prevent us from offering certain products or services, require us to pay monetary damages, fines, or penalties, or require us to enter into royalty or licensing arrangements, and could adversely affect our operating results and cash flows, harm our reputation, or otherwise negatively impact our business.

We are vulnerable to intellectual property infringement claims and challenges to our intellectual property rights brought against us by third parties.
We operate in a highly competitive industry, and there has been considerable activity in our industry to develop and enforce intellectual property rights. Intellectual property infringement claims against us or our users or third-party partners could result in monetary liability or a material disruption in the conduct of our business. We cannot be certain that aspects of our platform, content, and brand names do not or will not infringe valid patents, trademarks, copyrights, or other intellectual property rights held by third parties, including our competitors. Also, we are now, have in the past been, and may in the future be, subject to legal proceedings and claims relating to the intellectual property of others, including our competitors, in the ordinary course of our business. Companies, including non-practicing entities and our competitors, have also sent us demand letters alleging that we infringe their intellectual property, including proposals that we license certain of their patents, and we may receive such demand letters in the future. Our competitors and other third parties have in the past challenged, and may in the future challenge, our registration or use of our trademarks, including “Upwork,” and other intellectual property rights, and, if successful, such a challenge could adversely affect our business. Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to cease selling or using products and services that incorporate the intellectual property that we allegedly infringe; make substantial payments for legal fees, settlement payments, or other costs or damages; obtain a license to sell or use the relevant technology, which may not be available on reasonable terms or at all; redesign the allegedly infringing products and services to avoid infringement, which could be costly, time-consuming, distracting to management, or impossible; or result in the invalidation of our own patents, trademarks, or copyrights. Our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. We may also be obligated to indemnify certain clients on our platform or strategic partners or others in connection with such infringement claims, or to obtain licenses from third parties or modify our platform, and each such obligation would require us to expend additional resources. Some of our infringement indemnification obligations related to intellectual property are contractually capped at a very high amount or not capped at all.
Any litigation or other disputes relating to allegations of intellectual property infringement could subject us to significant legal costs and liability for damages, invalidate our proprietary rights, or force us to do one or more of the following:
•cease conducting certain operations in some or all jurisdictions, or stop using technology that contains the allegedly infringing intellectual property;
•stop using the name “Upwork” or other trademarks in some or all jurisdictions;
•incur significant legal expenses;
•pay substantial damages or ongoing royalty payments to the party whose intellectual property rights we may be found to be infringing;
•pay substantial amounts in settlement to a party that asserts allegations of intellectual property infringement;
•prevent us from offering aspects of our platform or make expensive changes to our platform or our methods of doing business; or
•attempt to obtain a license to the relevant intellectual property from third parties, which may not be available on reasonable terms or at all.
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
Our business strategy may, from time to time, include acquiring complementary products, technologies, or businesses. At any given time, we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any acquisition, investment, or business relationship may result in unforeseen or additional operating difficulties, risks, and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, services, personnel, or operations of the acquired companies particularly if the key personnel of the acquired companies choose not to work for us, if an acquired company’s software is not easily adapted to work with ours, if expected synergies fail to materialize, or otherwise. Such transactions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for the development of our business. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown or additional risks and liabilities.
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
We have recently remediated a material weakness in our internal control over financial reporting and if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.
A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis. As previously disclosed, we identified a number of adjustments relating to previously issued consolidated financial statements that resulted in a revision to our consolidated financial statements as of and for the year ended December 31, 2016 and determined that this control deficiency constituted a material weakness in our internal control over financial reporting. We successfully remediated the material weakness during the quarter ended June 30, 2020.
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
If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC. Furthermore, investor perceptions of our company may suffer if, in the future, material weaknesses are found, and this could cause the price of our common stock to decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on The Nasdaq Global Select Market.
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
In connection with our Upwork Enterprise and Business offerings, and for certain legacy clients, we advance payments to freelancers for invoiced services on behalf of the client and subsequently invoice the client for such services. In addition, in certain instances, we will advance payment on a freelancer invoice if the client issues a chargeback or their payment method is declined and the freelancer assigns us the right to recover any funds from the client. From time to time, clients fail to pay for these services rendered by a freelancer, and as a result, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the applicable agreement or our terms of service, including through arbitration or litigation. We may experience an increase in the failure of clients to pay for services in the event of a macroeconomic downturn, such as a downturn resulting from the COVID-19 pandemic, as clients become unable or unwilling to pay for services rendered. Furthermore, some clients may seek bankruptcy protection or other similar relief and fail to pay amounts due, or pay those amounts more slowly, either of which could adversely affect our operating results, financial position, and cash flow. All of these risks are made more likely during a macroeconomic downturn, such as the one caused by the COVID-19 pandemic, and could result in increased costs to us as we advance payments to freelancers and seek to compel payment from our clients.
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
We track certain performance metrics with internal tools and do not independently verify such metrics. Certain of our performance metrics may not accurately reflect certain details of our business, are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
We track certain performance metrics, including GSV, the number of core clients, client spend retention, and marketplace take rate with internal tools, which are not independently verified by any third-party. Our internal tools have a number of limitations and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we report. If the internal tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. In addition, limitations or errors with respect to how we measure data (or the data that we measure) may affect our understanding of certain details of our business, which could affect our longer-term strategies. If our performance metrics are not accurate representations of our business, user base, or traffic levels; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, our reputation may be harmed, we may be subject to legal or regulatory actions, and our operating and financial results could be adversely affected. In addition, from time to time we may change the performance metrics that we track, including metrics that we report, and any new performance metrics will also be subject to the foregoing limitations and risks.
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
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market. The perception that these sales might occur may also cause the market price of our common stock to decline. We had a total of 121,775,309 shares of our common stock outstanding as of September 30, 2020. All shares of our common stock are freely tradable, generally without restrictions or further registration under the Securities Act of 1933, as amended (the “Securities Act”) subject to certain exceptions for shares held by our “affiliates” as defined in Rule 144 under the Securities Act.
In addition, as of September 30, 2020, we had outstanding (i) stock options that, if fully exercised, would result in the issuance of 7,744,337 shares of common stock and (ii) 5,983,872 unvested RSUs. We have filed registration statements on Form S-8 to register shares reserved for future issuance under our equity compensation plans. The shares issued upon exercise of outstanding stock options or settlement or outstanding RSUs will be available for immediate resale in the United States on the open market.
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
As of September 30, 2020, our executive officers, directors, 5% or greater stockholders, and affiliated entities together beneficially owned a meaningful portion of our common stock. As a result, these stockholders, acting together, could have substantial influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and might ultimately affect the market price of our common stock.
If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, the price of our common stock and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If industry analysts cease coverage of us or fail to publish reports on us regularly, the trading price and trading volume for our common stock would be negatively affected. As of September 30, 2020, there were seven securities analysts that cover us and publish reports on us regularly. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of our common stock would likely decline. If one or more of these analysts cease coverage of us, which has occurred previously, or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 6. Exhibits.

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1	Offer Letter, dated July 10, 2020, by and between Upwork Inc. and Jeff McCombs.					X
10.2	Change in Control and Severance Agreement, dated August 4, 2020, by and between Upwork Inc. and Jeff McCombs.					X
10.3	Transition Agreement, dated August 4, 2020, by and between Upwork Inc. and Brian Kinion.					X
10.4	Fourth Amendment to Loan and Security Agreement, dated August 13, 2020, by and between Upwork Inc. and Silicon Valley Bank.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
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

UPWORK INC.

Date: November 4, 2020	By:	/s/ Hayden Brown
Hayden Brown
President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2020	By:	/s/ Jeff McCombs
Jeff McCombs
Chief Financial Officer (Principal Financial and Accounting Officer)