Form 10-K
period 2020-12-31
Upwork Inc.
filed 2021-02-24
CIK 1627475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2020, the last business day of the registrant’s most recently completed second quarter, was $1,532,720,862 (based on the closing price for shares of the registrant’s common stock as reported by The Nasdaq Global Select Market on that date).
As of January 31, 2021, there were 124,962,279 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

Unless otherwise expressly stated or the context otherwise requires, references in this Annual Report on Form 10-K, which we refer to as this Annual Report or report, to “Upwork,” “Company,” “our,” “us,” and “we” and similar references refer to Upwork Inc. and its wholly-owned subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements within the meaning of the federal securities laws. All statements contained in this Annual Report, other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, potential growth or growth prospects, client spend retention, core clients, future research and development, sales and marketing and general and administrative expenses, provision for transaction losses, our objectives for future operations, and potential impacts of the COVID-19 pandemic, or expectations regarding actions we may take in response to the pandemic, are forward-looking statements. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements.
We have based these forward-looking statements largely on our current expectations and projections as of the date of this filing about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors” in this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission, which we refer to as the SEC, that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

PART I
Item 1. Business.
Overview
We are changing the way work gets done by placing independent talent at the heart of every business.
We operate the world’s largest work marketplace that connects businesses, which we refer to as clients, with independent talent, as measured by gross services volume, which we refer to as GSV1.
Independent talent on our work marketplace, which we refer to as freelancers, and, together with clients, as users, include independent professionals and agencies of varying sizes and are an increasingly sought-after, critical, and expanding segment of the global workforce. During the year ended December 31, 2020, our work marketplace enabled $2.5 billion of GSV. We define freelancers as users that advertise and provide services to clients through our work marketplace, and we define clients as users that work with freelancers through our work marketplace.
For freelancers, we serve as a powerful marketing channel to find rewarding, engaging, and flexible work. Freelancers benefit from access to quality clients and secure and timely payments while enjoying the freedom to run their own businesses, create their own schedules, and work from their preferred locations. Moreover, freelancers have real-time visibility into opportunities that are in high demand, so that they can invest their time and focus on developing sought-after skills.
For clients, our work marketplace provides fast, secure, and efficient access to high-quality talent with over 10,000 skills across over 90 categories, such as sales and marketing, customer service, data science and analytics, design and creative, and web, mobile, and software development. We offer a direct-to-talent approach as an alternative to traditional intermediaries such as staffing firms, recruiters, and agencies by providing high-quality independent talent and features that help build trusted relationships and instill trust in remote work, including the ability to engage freelancers as either independent contractors or as employees of third-party staffing providers. Our work marketplace also enables clients to streamline workflows, such as talent sourcing, outreach, and contracting. In addition, our work marketplace provides access to essential functionality for remote engagements with freelancers, including communication and collaboration, time tracking, invoicing, and payment. Our clients range in size from small businesses to Fortune 100 companies.
We believe that a key differentiator and driver of our growth is our track record of creating trust and enabling our users to successfully connect at scale. As the world’s largest work marketplace that connects businesses with independent talent, as measured by GSV, we benefit from network effects that drive growth in both the number of clients posting jobs and the number of freelancers seeking work. Our growth is driven by long-term and recurring use of our work marketplace by our users.
We generate revenue from both freelancers and clients, with a majority of our revenue generated from service fees charged to freelancers. We also generate revenue from fees charged to both clients and freelancers for other services, such as for transacting payments through our work marketplace, premium offerings, purchases of “Connects” (virtual tokens that allow freelancers to bid on projects on our work marketplace), foreign currency exchange, and our Upwork Payroll offering. In addition, we provide a managed services offering where we engage freelancers to complete projects, directly invoice the client, and assume responsibility for work performed.
COVID-19 Impact on Our Business
The outbreak of the COVID-19 pandemic has resulted in governmental authorities implementing numerous measures to contain the virus, including travel bans and restrictions, shelter-in-place orders, and business limitations and shutdowns. The COVID-19 pandemic and the resulting restrictions intended to prevent its spread have accelerated the secular shift toward remote and independent work. In 2020, we continued to identify opportunities to prioritize our advertising and marketing efforts in order to reach those new and existing clients seeking to engage with independent talent due to the COVID-19 pandemic as well as companies that have already embraced a remote work model. As a result of these efforts, coupled with our execution against strategic initiatives, our 2020 results were fueled by both existing and new clients, who used Upwork to address their changing business needs.
We are continuously evaluating the nature of and extent to which the ongoing COVID-19 pandemic will impact our business, operating results, and financial condition. For a more detailed discussion of the potential impact of the COVID-19 pandemic, the associated economic disruptions, and the actual operational and financial impacts that we have experienced to date, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

Our Work Marketplace
We operate the world’s largest work marketplace that connects businesses with independent talent, as measured by GSV. We believe the following core aspects of our work marketplace provide us with a competitive advantage:
Trusted Work Marketplace
Our work marketplace fosters trust and credibility among freelancers and clients, while reducing the friction associated with searching for, contracting and collaborating with, and paying highly-skilled independent talent for short-term and longer-term projects. We use a combination of the latest technology, data science, product features, and our skilled team to position our work marketplace as a trusted online marketplace to get work done. We build and use software to highlight relevant freelancers, facilitate security and identity verification for account ownership, and flag suspicious posts. We provide clients with tools to validate work performed by freelancers and to provide both public and private feedback once the work is completed. Our feedback system enables freelancers to build their business reputation by establishing long-term credibility with project review and verified client feedback. Freelancers’ profiles also include data from their work history on our work marketplace, including client feedback, number of hours billed, projects completed, and amount earned. This validated expertise is a critical factor to build trust and promote brand loyalty, giving clients confidence in hiring freelancers for their next project. Additionally, we provide escrow services to help ensure that clients on our work marketplace only pay for work that has been completed and freelancers are paid by their clients in full and on time.
Proprietary Data Drives Increasing Efficiencies
We have built an expansive and unique repository of data on our work marketplace. Our proprietary database maintains detailed and dynamic information, including skills provided by freelancers, feedback, and success indicators of freelancers and clients transacting on our work marketplace. Using this data in our machine learning algorithms enables us to provide a trusted, convenient, and effective experience for both new and existing users and enables clients to better connect with available independent talent for their projects. Moreover, our machine learning algorithms leverage our closed-loop transaction data on millions of completed projects. The large volume of transactions on our work marketplace positions us to improve the effectiveness of our search algorithms and product features.
Robust Functionality
Our work marketplace includes a proposal tracking system, search engine and collaboration functionality, artificial intelligence-driven talent matching and proposal ranking capabilities, time tracking and invoicing systems, and payments services. The robust functionality of our work marketplace is designed to enable freelancers to more easily run their businesses and clients to find and work with high-quality talent on a global scale.
Powerful Global Network Effects
We have heavily invested in building a robust work marketplace with features and functionalities to connect freelancers and clients at scale. We believe our work marketplace provides a strong value proposition for both clients and freelancers and our scale creates powerful network effects that strengthen our competitive position. In turn, as more clients use and post projects on our work marketplace, we are able to attract more freelancers. As a result, we have been able to scale our business and our global community of users efficiently and without the need for local physical presence.
Business Model with Strong Retention Metrics
The growth of our business is driven by long-term and recurring use of our work marketplace by freelancers and clients, which leads to increased revenue visibility. For example, for the year ended December 31, 2020, in addition to acquiring new clients, our client spend retention was 102%. For additional information related to how we calculate client spend retention, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operational Metrics.” In addition, we believe the scale of our work marketplace incentivizes freelancers to build their business reputations and continue to use our work marketplace.
Our Products
We have marketplace offerings and a managed services offering. Our marketplace offerings include Upwork Basic, Upwork Plus, Upwork Enterprise, and Upwork Payroll.

Upwork Basic
Our Upwork Basic offering provides clients with access to independent talent with verified work history on our work marketplace and client feedback, the ability to instantly match with the right freelancers, and built-in collaboration features.
Upwork Plus
Our Upwork Plus offering is designed for teams looking to stand out to quality talent and scale hiring quickly. In addition to receiving all the product features of Upwork Basic, Upwork Plus clients can access personalized assistance, whether strategic or job-specific. They also receive perks such as a verified client badge and highlighted job posts, which stand out to top freelancers and help clients achieve results.
Upwork Enterprise
Our Upwork Enterprise offering is designed for larger clients. Upwork Enterprise clients receive all the product features of Upwork Plus, in addition to consolidated billing and monthly invoicing, a dedicated team of advisors, detailed reporting with company insights and trends to enable clients to hire faster and more successfully, and the opportunity for clients to onboard pre-existing independent talent onto our work marketplace. Upwork Enterprise also offers access to additional product features, premium access to top freelancers, professional services, and payment terms flexibility. Additionally, through our enterprise compliance offering, clients can engage us to determine whether a freelancer should be classified as an employee or an independent contractor based on the scope of freelancer services agreed between the client and freelancer and other factors.
Upwork Payroll
Our Upwork Payroll service, one of our premium offerings, is available to clients when they choose to work with freelancers they engage through Upwork as employees. With Upwork Payroll, clients have access to third-party staffing providers to employ their workers so that they can meet their talent needs through our work marketplace.
Managed Services Offering
Through our managed services offering, we engage freelancers directly or as employees of third-party staffing providers to perform services for clients on our behalf, directly invoice the client, and assume responsibility for work performed.
Escrow Services
We are licensed as an internet escrow agent by the California Department of Financial Protection and Innovation, which we refer to as the DFPI. Pursuant to applicable regulations, funds that we hold on behalf of users are held in our escrow account and are released only according to escrow instructions that have been agreed upon by users. For fixed-price contracts, the client deposits funds that are held in escrow, in whole or by milestone, before the freelancer starts to work. The escrow funds are then released to the freelancer upon completion of a project or a milestone. For hourly contracts, the client receives a weekly invoice on Sunday, at which point the funds for the invoice are placed in escrow, and has several days to review the invoice. Funds are released to the freelancer after the review period, unless the client files a dispute. In the case of any dispute between freelancers and clients over funds held in escrow, we have a dedicated team focused on facilitating a resolution between them.
Our Team and Culture
Our mission—to create economic opportunities so people have better lives—is integral to our culture and how we build amazing teams and products to lead our industry. We enable remote work not only through our work marketplace but for our own team members, and are proud to do so, notably for its positive environmental contributions, among a host of other reasons. Our team consists of freelancers, corporate employees, and advisors. Our team members are distributed around the world, and while we have corporate offices, we do not rely on in-person collaboration. Our team works with a variety of tools and has adopted practices to ensure all voices are heard, innovation is fostered, and results are achieved. Our hybrid team, and its belief in our mission and values, is critical to our success. With the consistent investment in the development of our team and our commitment to diversity, inclusion, and belonging, we cultivate an environment where people are able to be themselves at work and perform to the best of their abilities.

Our company values are:
• Inspire a boundless future of work;
• Put our community first;
• Have a bias toward action; and
• Build amazing teams.
Our People. Our mission not only drives the creation and continuous development of our work marketplace, but it is also integral to how we engage our employees and our approach to creating and fostering an inclusive environment that promotes and encourages diversity, inclusion, belonging, career development, and wellness. As of December 31, 2020, we had approximately 540 employees, and in 2020, we engaged approximately 1,500 freelancers to provide services to us on a variety of internal projects. None of our team members are represented by a labor union or are covered by a collective bargaining agreement. We believe the positive relationship between us and our team members and our unique, strong culture differentiate us and are key drivers of our business success.
Diversity, Inclusion, and Belonging. We put our people and their experiences first. In 2020, we took a strong stance internally and externally to reinforce our commitment to being an antiracist company. We view belonging as a feeling, inclusion as a practice, and diversity as an outcome.
We foster belonging through our employee resource groups and listening sessions that build empathy and promote skill-building education. We cultivate inclusion by equipping managers with tools to effectively build and lead amazing and inclusive teams that amplify team members’ voices. Additionally, we practice multi-dimensional compensation and mobility reviews during our semi-annual employee performance evaluation process. This is led by a cross-functional team of human resource and legal leaders to help ensure we are fair in our rewards and recognition strategy. To bolster our diversity, inclusion, and belonging efforts, we also utilize an internal transfer review board to help ensure equity in internal mobility practices throughout the company as an ongoing priority. Diversity, inclusion, and belonging is a journey, not a destination, and, as such, we will continue to explore ways to cultivate an inclusive culture where every team member belongs.
Training and Development. As an organization built on talent and skills development, we understand the value of providing our employees with ongoing professional development and leadership opportunities so that they can advance their careers. Led by our dedicated learning and development team, we offer our team members an array of learning and development opportunities, including a variety of in-person and online training sessions and workshops.
Benefits and Competitive Compensation. Beyond our training and development efforts, we take pride in offering competitive, market-based compensation and benefits. We engage compensation consultants to benchmark our employee compensation with external sources to ensure fair and equitable pay practices, and alignment of our executive compensation with stockholder interests. Merit increases and promotions are awarded based on an individual’s impact within the organization and an established business need, and in consideration with market data. Knowing our employees have diverse needs and life priorities, we also provide expanded benefits to those eligible, which include core benefits such as medical, dental, and vision insurance, in addition to benefits tailored to the specific needs of our employees, such as mental health, fertility, and adoption support. We also support and encourage our employees to give back to our communities by giving each employee two days a year of “Volunteer Time Off” to dedicate to the causes that matter most to them, as well as opportunities to engage in community volunteer efforts both in person and remotely throughout the year.
Team Member Feedback. We engage our workforce in meaningful ways and take timely action in response to their feedback. While our culture and engagement process starts during the new team member onboarding process, one way we sustain our feedback loop is via an industry-recognized team member engagement platform. Through the platform, we survey Upwork team members on a regular basis to gather feedback. In 2020, our average employee response rate was 86%, and our average employee satisfaction score was 79, which is 6 points above our industry benchmark. We received notably high scores with respect to our mission and purpose in these 2020 surveys, as many team members feel invested in our future and continue to regard Upwork as a workplace they would recommend to others. Team members also consistently recognize our efforts to cultivate an inclusive workplace as a positive theme in these surveys. Responses to these surveys and other employee feedback guide our team engagement efforts. We believe that ensuring that our people feel valued, supported, and heard helps us attract, retain, and develop the right talent to lead the company and successfully execute our corporate strategy.
Employee Wellness. Employee safety and well-being is of paramount importance to us in any year and was of particular focus in 2020 in light of the COVID-19 pandemic. We provide productivity and collaboration tools and resources for employees working remotely, including training and toolkits to help leaders effectively lead and manage remote teams. In addition, we enhanced and promoted programs to support our employees’ physical, financial, and mental well-being. For example, we regularly conduct internal surveys to assess the well-being and needs of our employees, and we significantly expanded employee assistance and mindfulness programs to help employees and their families manage anxiety, stress, sleep, and overall well-being.
Board of Directors Oversight. Our board of directors recognizes the critical importance of our team and the necessity to ensure a diverse, inclusive, and creative work environment that is centered around a values-based culture. Our board of directors meets regularly with management to discuss issues impacting our team members, and to focus on ways to support our workforce. Our focus on culture comes from our board of directors and flows throughout our company. In evaluating our Chief Executive Officer and management team, significant emphasis is put on their contributions to our overall culture.
Sales and Marketing
Our sales and marketing organizations work closely together to increase awareness, generate client demand, build a strong sales pipeline, and grow account relationships across businesses of all sizes, from small businesses to Fortune 100 companies, to accelerate GSV and revenue growth.
Marketing
We have a holistic and integrated marketing strategy with the goal of attracting clients to our work marketplace and helping them select the right product offering based on their business needs. This starts with cost-effectively building awareness of our brand and the key benefits of hiring remote talent over using traditional staffing models, including talent quality, speed to hire, flexibility, and cost effectiveness, all built upon trusted relationships. We draw insights and trends from our work marketplace and primary research studies to drive broad public relations coverage. We also help shape influential conversations around the future of work and the immediate strategic opportunities provided by flexible talent solutions through major media outlets to further drive brand awareness and cement our position as a thought leader.
Building upon our brand positioning, we address key client needs in all our marketing efforts and help point our clients to the right Upwork product based on those needs. We also enjoy the benefits of high Net Promoter Scores, which we refer to as NPS, that generate significant word-of-mouth growth. While a majority of our new client registrations come through direct and non-paid channels, we also increase our new client pipeline with a variety of digital, direct mail, and event marketing programs. We deploy email and life cycle marketing initiatives to retain, cross-sell, and upsell existing clients. We also engage in offline advertising and radio advertising campaigns, as well as TV advertising campaigns. Beginning in the second half of 2019 and continuing in 2020, we began to evolve our offerings, products, brand positioning, and marketing to better address large enterprise, global account, and mid-market prospects and clients with larger, longer-term talent needs. And more recently, in the wake of the COVID-19 pandemic and the restrictions intended to prevent its spread, we have prioritized our advertising, marketing, and certain product development efforts to reach those new and existing clients seeking to engage with independent talent in multiple ways.
We have also increased our focus on enterprise organizations by adding account-based marketing programs that target clients to drive account growth. Once prospects are identified, our enterprise sales team works to broaden adoption of our work marketplace into wider-scale deployments.
Enterprise Sales
Our enterprise sales team consists of business development representatives and other quota-carrying account executives who are focused on acquiring new clients with more than 250 employees. Specifically, our business development representatives are focused on generating qualified opportunities within our target account profile, which include both inbound and self-service customer upgrades. These opportunities are delivered to account executives focused on selling our Upwork Enterprise offering. Additionally, our quota-carrying account management and success teams help new and existing clients scale usage of our work marketplace throughout their organizations. We achieve this by executing awareness campaigns, persona-based workshops, webinars, and account-based marketing campaigns that drive additional client spend through our work marketplace. We believe this land-and-expand strategy helps clients ramp their usage of our work marketplace and drives more value, awareness, and adoption over time.
Our Technology
We invest substantial resources in research and development to enhance our platform, develop new products and features, and improve our infrastructure. We utilize a flexible systems architecture to allow us to scale easily as our platform usage increases and to provide a consistent and robust user experience. We host our platform on Amazon Web Services, which we refer to as AWS. The core focus of our technology is on:
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
2.Isolation as a Design Philosophy. Leveraging the philosophy of domain-driven design, we have divided our platform into multiple sections to reduce the likelihood that a failure in any one section would negatively impact other sections of our platform.
3.Intelligent Monitoring and Automated Remediation. Our platform is designed to continuously monitor its own health and act appropriately, particularly during our deployment of new code or in response to any single infrastructure or platform issue.
Security
Our platform is designed to help ensure the security of our data and systems, protect our users’ personal information, and to meet the rigorous privacy and security requirements of our enterprise clients. To that end, we have obtained the following security and privacy certifications: ISO 27001 and 27018, SOC 2 Type II certification, PCI-DSS certification, and U.S.-EU and U.S.-Swiss Privacy Shield certifications. We are also TrustArc certified.
Our information security controls operate at multiple levels and are designed to detect, prevent, and mitigate cybersecurity threats that could impact the privacy and security of our data and our users’ data. To operate at scale, we have automated several risk mitigation strategies. We have implemented comprehensive trust and safety processes to help prevent and detect suspicious behavior on our platform. Over the years of developing our work marketplace, we have developed and refined specific pattern-matching algorithms to detect unusual behavior on our work marketplace.
Another component of our security strategy is to leverage third parties who provide value-added user verification services. Augmenting user identity verification through these third-party services improves our ability to ensure users are accurately represented and minimize suspicious activity on our platform.
All access to our platform is encrypted using industry-standard transport layer security technology. When users enter sensitive information, such as tax identification numbers, we encrypt the transmission of that information using secure socket layer technology. We also use HTTP strict transport security to add an additional layer of protection for our users. For servers that store personally identifiable information, the data is encrypted. In order to make secure payments through our platform, we are Payment Card Industry Data Security Standard certified, which means we have demonstrated compliance with the Payment Card Industry security standards required for businesses that complete credit card or debit card transactions.
Our users may elect to further secure their account credentials through two-factor authentication that requires them to authenticate on a second device.
Machine Learning Predictive Capabilities
We leverage historical data to create a continuously improving experience for our users. Our platform contains a large repository of closed-loop data for the entire life cycle of work, starting from when clients post projects to when freelancers and clients match, how they communicate, how and when payment is transferred, and feedback.
Utilizing machine learning capabilities to predict future behavior based on many years of historical use cases, we are able to leverage this data analysis to create stronger user experiences.
During the search process, we leverage our proprietary data to help freelancers and clients efficiently connect. We leverage machine learning to balance supply and demand within the platform as well. Freelancers receive data on market rates based on similar jobs when submitting proposals. When clients post jobs, similar rate resources also appear within the system. Upon registration, our machine learning algorithms assess a freelancer’s potential to be successful on our work marketplace.
Scalability
Our cloud-based platform has been designed to be elastic, scaling automatically with increased usage, supporting sudden traffic spikes by dynamically bringing additional capacity online as required, then scaling back to ensure consistent and predictable cost-management.
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

•non-profit organizations to increase their social impact by using our work marketplace; and
•our employees in volunteering in their local communities.
The initiative includes a donor-advised fund created through the Tides Foundation. We believe that building a sustainable program for charitable donations fosters workforce morale, enhances our community presence, and strengthens our brand. In May 2018, we issued a warrant to purchase 500,000 shares of our common stock to the Tides Foundation at an exercise price of $0.01 per share. This warrant is exercisable for 1/10th of the shares on each anniversary of the effective date of our initial public offering, which we refer to as the IPO. Upon each exercise and sale of these shares, we instruct the Tides Foundation to donate the proceeds at our direction, the recipients of which are non-profit organizations with values that align with our mission to create economic opportunities so people have better lives.
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
Competition
The market segment for freelancers and the clients that engage them is highly competitive, rapidly evolving, fragmented, and subject to changing technology, shifting needs, and frequent introductions of new competitors as well as new products and services. The level of competition within, and the frequency and likelihood of increased third-party investment and new competitors entering, such market segment may intensify further due to the COVID-19 pandemic and the resulting increase in remote work, macroeconomic downturn, and increased unemployment rates. We compete with a number of online and offline platforms and services domestically and internationally to attract and retain users and expand our share of user spend.
We believe the principal competitive factors in our market segment include:
•platform features and functionality, including efficient and accelerated time to hire;
•verified freelancer work history and client payment history;
•size and engagement of user base, including the ability to attract and retain clients with a need for independent talent services;
•breadth of skill categories offered by a platform’s rated quality talent;
•availability of high-quality projects from clients of all sizes, including Fortune 100 companies;
•uniqueness, size, and scope of data assets;
•ease of use;
•brand awareness and reputation;
•level of user satisfaction;
•relationships with third-party partners;
•strength of sales and marketing efforts;
•ability to innovate and develop new or improved products and services; and
•pricing.
We believe that we compete favorably with respect to these factors.
Intellectual Property
The protection of our technology and intellectual property is an important aspect of our business. We rely upon a combination of patents, trademarks, trade secrets, copyrights, confidentiality procedures, contractual commitments, and other legal rights to establish and protect our intellectual property. We generally enter into confidentiality agreements and invention or work product assignment agreements with our employees, freelancers, advisors, and consultants to control access to, and clarify ownership of, our software and other inventions and intellectual property, documentation, and other proprietary information.
As of December 31, 2020, we held 24 issued U.S. patents and had two U.S. patent applications pending. As of December 31, 2020, we held nine registered trademarks in the United States, including Upwork, Elance, and oDesk and also held 152 registered trademarks in foreign jurisdictions. We continually review our development efforts to assess the existence and patentability of new intellectual property.
Government Regulation
We are subject to a number of U.S. federal and state and foreign laws and regulations that are applicable to internet companies and businesses that operate online marketplaces connecting businesses with freelancers. These laws and regulations may involve worker classification, employment, data protection, online payment services, content regulation, intellectual property, taxation, consumer protection, background checks, payment services, money transmitter regulations, anti-corruption, anti-money laundering and sanctions laws, or other subjects. Moreover, we provide escrow services to our users and are therefore licensed as an internet escrow agent by the DFPI. Many of the laws and regulations that are or may be applicable to our business are still evolving and being tested in courts and could be interpreted in ways that could adversely impact our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the industry in which we operate. We believe we are in compliance with such laws and regulations and do not expect continued compliance to have a material impact on our capital expenditures, earnings, or competitive position. We continue to monitor existing and pending laws and regulations and while the impact of regulatory changes cannot be predicted with certainty, we do not expect compliance to have a material adverse effect.
Corporate Information
We were incorporated in the State of Delaware in December 2013 prior to and in connection with the combination of Elance, Inc., which we refer to as Elance, and oDesk Corporation, which we refer to as oDesk. In connection with the combination, we changed our name to Elance-oDesk, Inc. in March 2014, and then to Upwork Inc. in May 2015. In 2015, we commenced consolidation of the Elance platform and the oDesk platform and following the consolidation in 2016, began operating under a single work marketplace.
Our principal executive offices are located at 2625 Augustine Drive, Suite 601, Santa Clara, California 95054, and our mailing address is 655 Montgomery Street, Suite 490, Department 17022, San Francisco, California 94111. Our telephone number is (650) 316-7500. Our website address is www.upwork.com. The information contained on, or that can be accessed through, our website is not a part of this Annual Report. Investors should not rely on any such information in deciding whether to purchase our common stock. Unless otherwise expressly stated or the context otherwise requires, references in this Annual Report to “Upwork,” the “Company,” “our,” “us,” and “we” and similar references refer to Upwork Inc. and its wholly-owned subsidiaries.
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
Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act with the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information that we file with the SEC electronically. Copies of our reports on Form 10-K, Forms 10-Q, and Forms 8-K, and amendments to those reports may also be obtained, free of charge, electronically through our investor relations website located at the web address appearing below as soon as reasonably practicable after we file such material with, or furnish it to, the SEC.
We use our investor relations website (investors.upwork.com/), our Twitter handle (twitter.com/Upwork), and Hayden Brown’s Twitter handle (twitter.com/hydnbrwn) and LinkedIn profile (linkedin.com/in/haydenlbrown) as a means of disseminating or providing notification of, among other things, news or announcements regarding our business or financial performance, investor events, press releases, and earnings releases and as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The content of our websites and information that we may post on or provide to online and social media channels, including those mentioned above, and information that can be accessed through our websites or these online and social media channels are not incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any references to our websites or these online and social media channels are intended to be inactive textual references only.

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
Summary of Risk Factors
Some of the more material risks that we face include:
•Our growth depends on our ability to attract and retain a community of freelancers and clients, and the loss of our users, failure to maintain or grow spend of our current users, or failure to attract new users could adversely impact our business.
•If we fail to attract new users, new users fail to transact at the rates we expect, or we fail to maintain or increase activity by existing users in a cost-effective manner or at all, our revenue will grow more slowly than expected or may decline and our business will be adversely impacted.
•We have experienced growth in recent periods and expect to continue to invest in our growth for the foreseeable future. If we are unable to manage our growth effectively, our business, revenue and profits, and financial condition could be adversely affected.
•We have a limited operating history under our current business strategy and pricing model, which makes it difficult to evaluate our business and future prospects.
•Our business experienced, and may again experience, an adverse impact from the ongoing COVID-19 pandemic. In addition, users may reduce their use of our work marketplace as offices begin to reopen as the pandemic subsides.
•We face payment and fraud risks that could adversely impact our business.
•Changes to our pricing model have in the past and could in the future adversely affect our business.
•If we are unable to maintain our payment partner relationships on favorable terms, or at all, or if our payment partners cease providing services to us, our business could be adversely affected.
•Our revenue growth and ability to achieve and sustain profitability will depend in part on being able to increase the productivity, effectiveness, and efficiency of our sales force.
•Because we derive the substantial majority of our revenue from our marketplace offerings, our inability to generate revenue from our marketplace offerings would adversely affect our business operations, financial results, and growth prospects.
•We face intense competition and could lose market share to our competitors, including if we fail to continue to develop and enhance our existing products and services, which could adversely affect our business, operating results, and financial condition.
•If we fail to develop, maintain, and enhance our brand and reputation cost-effectively, our business and financial condition may be adversely affected.
•Because a substantial portion of the services offered by freelancers and sought by clients on our work marketplace is information technology services, a decline in freelancers offering information technology services or the market for information technology service providers on our work marketplace could adversely affect our business.
•Users circumvent our work marketplace, which could adversely impact our business.
•Our sales efforts are increasingly targeted at large enterprise, global account, and mid-market clients, and as a result we may encounter greater pricing, implementation, and customization challenges, we may incur additional costs, and we may have to delay revenue recognition for more complicated transactions, each of which could adversely impact our business and operating results.
•Errors, defects, or disruptions in our work marketplace, including any security breach, other hacking or phishing attack, or other privacy or security incident, could diminish demand, adversely impact our financial results, and subject us to liability.

•We and our users may be subject to new and existing laws and regulations, both in the United States and internationally.
•There may be adverse tax, legal, and other consequences if the contractor classification or employment status of freelancers that use our work marketplace is challenged, and our business could be adversely affected by changes in laws regarding contractor classification.
•The success of our business relies on demand for freelancers and any change that affects demand for freelancers, including regulatory or tax changes, or adverse perception regarding use of freelancers, would adversely affect our business.
•Having an international community of users and engaging freelancers internationally exposes us to risks that could have an adverse effect on our business, operating results, and financial condition.
•We have a history of net losses, anticipate increasing our operating expenses in the future, and may not achieve or sustain profitability.
•Our operating results may fluctuate from quarter to quarter, which makes our future results difficult to predict.
•The stock price of our common stock has been and may continue to be volatile, and you could lose all or part of your investment.
•Adverse or changing economic and political conditions may negatively impact our business.
•We may be adversely affected by natural disasters and other catastrophic events, including the current COVID-19 pandemic, by man-made problems such as terrorism, or failures of technology, that could disrupt our business operations and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Risks Related to our Business Operations, Execution, and Growth
Our growth depends on our ability to attract and retain a community of freelancers and clients, and the loss of our users, failure to maintain or grow spend of our current users, or failure to attract new users could adversely impact our business.
The size of our community of users, including both freelancers and clients, is critical to our success. Our ability to achieve significant growth in revenue in the future will depend, in large part, upon our ability to attract new users, including new large enterprise, global account, and mid-market clients, to, and retain existing users on, our work marketplace. Moreover, if we retain users but they do not spend at the rates we expect, our growth will be negatively impacted. Achieving growth in, and retention of, our community of users may require us to increasingly engage in sophisticated, costly, and lengthy sales and marketing efforts that may not result in additional users that transact on our work marketplace or effectively retain our current users that transact on our work marketplace, or may not do so in a cost-effective manner. For example, in 2019 and 2020 we made significant investments in sales and marketing to acquire new clients and drive brand awareness, and will continue to do so in 2021. We may also modify our pricing model or other services and features to attract and retain such users. Such modifications may not have the intended effect of attracting and retaining users and may have unintended negative consequences such as a loss of users or a reduction of user activity or spend on our work marketplace. For example, in 2019 and the first half of 2020, we experienced a decline in client spend retention, which we believe was related to the launch of our U.S.-to-U.S. domestic marketplace offering in the second half of 2017.
In particular, as discussed below, the COVID-19 pandemic and the resulting global macroeconomic downturn adversely affected client spend on our work marketplace for a period of time, and may adversely affect it again. In addition, the increases in user acquisition that we have experienced due in part to the shift toward remote work as a result of the COVID-19 pandemic may slow or decline once the impact of the COVID-19 pandemic is mitigated and users return more frequently to physical offices or are otherwise no longer subject to restrictions related to the COVID-19 pandemic.
If we fail to attract new users, new users fail to transact at the rates we expect, or we fail to maintain or increase activity by existing users in a cost-effective manner or at all, our revenue will grow more slowly than expected or may decline and our business will be adversely impacted.
Freelancers have many different ways of marketing their services, securing clients, and obtaining payments from clients, including advertising to, meeting, and contacting prospective clients through other online or offline platforms and methods, signing up for online or offline third-party agencies and staffing firms, using other payment services, or finding full-time or part-time on-site or remote employment directly with a business. If we fail to attract new freelancers, freelancers decrease their use of, or cease using, our work marketplace or prefer to take remote employment opportunities that are increasingly available as a result of the shift to remote work, the quality or types of services provided by freelancers that use our work marketplace are not satisfactory to clients, or freelancers increase their fees for services more than clients are willing to pay, clients may decrease their use of, or cease using, our work marketplace and our revenue may be adversely impacted.
Clients have similarly diverse options to find and pay service providers, such as engaging and paying service providers directly, finding service providers through other online or offline platforms or through staffing firms and agencies, using other payment services, or hiring temporary, full-time, or part-time employees directly or through an agency.
Beginning in the second half of 2019, we began evolving our offerings, products, brand positioning, and marketing to better address large enterprise, global account, and mid-market prospects and clients with larger, longer-term talent needs. And more recently, in the wake of the COVID-19 pandemic, we have prioritized our advertising, marketing, and certain product development efforts to reach those new and existing clients seeking to engage with remote freelancers in light of the restrictions intended to prevent the spread of COVID-19. The evolution of these and other efforts, either individually or in the aggregate, may not be successful in producing sales or growing client spend from these target clients, and in the event these efforts result in the loss of or reduction in spend by other clients that is not offset by increased activity from these target clients, they may result in a temporary or long-term deceleration in GSV growth. Moreover, any increase in user acquisition resulting from the COVID-19 pandemic may slow or decline once the impact of the COVID-19 pandemic has subsided.
Users can generally decide to cease using our work marketplace and related services at any time. Users may stop using our work marketplace and related services if the quality of the user experience on our work marketplace, including our support capabilities in the event of a problem, does not meet their expectations or keep pace with the quality of the user experience generally offered by competitive products and services. Users may also choose, and in the past have chosen, to cease using our work marketplace if they perceive that our pricing model, including associated fees, is not in line with the value they derive from our work marketplace, or for other reasons, including cost-cutting measures or other effects of the COVID-19 pandemic. Moreover, as discussed below in the risk factor titled “Users circumvent our work marketplace, which could adversely impact our business,” users circumvent the payment services on our work marketplace and pay freelancers directly or through another service, which is likely to happen more frequently during a macroeconomic downturn, such as the one caused by the COVID-19 pandemic, as users may be more cost sensitive or reduce their spending altogether during such period. In addition, expenditures by clients may be cyclical and may reflect overall macroeconomic conditions or budgeting patterns.
Additionally, for the years ended December 31, 2019 and 2018, we generated more than 10% of our revenue from one client, to which we provide services through our managed services offering. Therefore, a decrease in revenue from this client could have an adverse effect on our operating results. Moreover, revenue from this client has grown at a slower rate than revenue generated from the rest of our business, and we anticipate this trend to continue, which could adversely affect our financial condition.
Any decrease in the attractiveness of our work marketplace, failure to retain users, or reduced spending by clients could lead to decreased activity, diminished network effects, or a drop in GSV on our work marketplace, which could adversely affect our business, revenue, financial condition, and operating results. We expect our GSV to fluctuate between periods due to a number of factors, including the volume and characteristics of projects that are posted by clients on our work marketplace, such as size, duration, pricing, the availability and qualification of freelancers to complete client projects, and other factors.
If users stop using, or reduce their use of, our work marketplace and services for any reason, including the foregoing reasons, our revenue and business would be adversely affected.
We have experienced growth in recent periods and expect to continue to invest in our growth for the foreseeable future. If we are unable to manage our growth effectively, our business, revenue and profits, and financial condition could be adversely affected.
We have experienced growth in a relatively short period of time. For example, our total revenue for the year ended December 31, 2020 was $373.6 million, representing a period-over-period growth rate of 24% over the same period in 2019. This revenue growth was due in part to the shift toward remote work resulting from the COVID-19 pandemic and therefore may not be indicative of future growth. Moreover, future period-over-period revenue growth rates, when compared against the third and fourth quarters of 2021, may fail to meet the expectations of investors or securities analysts given the accelerated revenue growth experienced during such periods due to the COVID-19 pandemic and the resulting increased adoption of remote work and reduced seasonality experienced during such periods. Over time, we plan to continue to expand our operations and personnel significantly. Sustaining our growth will place significant demands on our management as well as on our administrative, operational, and financial resources. To manage our growth, we must continue to improve our operational, financial, and management information systems; expand, motivate, and effectively manage and train our workforce; and effectively collaborate with our third-party partners, all of which can be more difficult with an increasingly remote workforce. If we are unable to manage our growth successfully without compromising our quality of service or our profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, operating results, financial condition, and ability to successfully market our work marketplace and serve our users could be adversely affected.

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
We recently evolved, and will continue to evolve, our sales, marketing, and brand positioning efforts. Recently we have expanded our focus on large enterprise, global account, mid-market, and other clients with larger, longer-term talent needs. In an effort to better serve this market segment, in recent years we have expanded our Upwork Enterprise offering and, in 2019, launched our Upwork Business offering, both of which help enterprises and other larger businesses connect with freelancers and provide these larger clients with additional products and services. We also continue to develop our current offerings and create and test additional premium offerings, features, and services to serve this and other market segments. We regularly launch new offerings, including two recent offerings “Direct Contracts,” a service for freelancers to easily charge clients that are not registered users on Upwork’s work marketplace, and “Project Catalog,” through which freelancers offer pre-scoped projects easily purchased via a click-and-buy experience. Not all offerings achieve market acceptance at the levels we expect and therefore may not be cost-effective to maintain. For example, in the fourth quarter of 2020, we decided that it was no longer cost-effective for our sales team to sell our Upwork Business offering. This decision resulted in a reduction in force of approximately one-third of our sales employees in November 2020.
Changes in our offerings and pricing, and the continued evolution of our business strategy and related pricing, subject us to a number of uncertainties, including our ability to plan for and model future growth and make accurate projections regarding our future performance. Our historical revenue growth should not be considered indicative of our future performance. In particular, there can be no assurance that our increased revenue growth due in part to the shift toward remote work resulting from the COVID-19 pandemic will continue following relaxation or lifting of restrictions intended to prevent the spread of COVID-19. We have encountered, and will continue to encounter, risks, difficulties, and uncertainties frequently experienced by growing companies in rapidly changing industries, including our ability to achieve market acceptance of our work marketplace and offerings and attract and retain users, as well as increasing competition and expenses as we continue to grow our business. In addition, we have in the past seen, and may in the future see, unexpected or unintended effects, sometimes negative, as a result of changes to our pricing model, products and offerings, and sales, brand positioning, and marketing efforts, including a failure to attract new clients that spend on our work marketplace or the loss of spend from existing clients. For example, in 2019 and the first half of 2020, we experienced a decline in client spend retention, which we believe was related to the launch of our U.S.-to-U.S. domestic marketplace offering in the second half of 2017. Also, in 2016, we implemented a significant change to our pricing model, which, for a period of time following the pricing change, contributed to GSV growing at a faster rate than revenue. We cannot ensure that we will be successful in addressing these and other challenges we may face in the future, and our business may be adversely affected if we do not manage these challenges successfully.
Our business experienced, and may again experience, an adverse impact from the ongoing COVID-19 pandemic. In addition, users may reduce their use of our work marketplace as offices begin to reopen as the pandemic subsides.
The COVID-19 pandemic adversely impacted our business for a period of time and has resulted in reductions in demand for our products and services by some of our clients, including our small- and medium-sized business clients, which have been most impacted by the resulting macroeconomic downturn and from which we derive a substantial portion of our GSV and revenue. If these clients continue to reduce their spending or cease operations entirely, the COVID-19 pandemic may have a material adverse effect on our business, financial condition, results of operations, and cash flows. Conversely, in 2020 we experienced an increase in GSV and revenue growth driven by an acceleration in the shift toward remote work, due in part to the COVID-19 pandemic. These positive impacts may not continue following the COVID-19 pandemic and the relaxation or lifting of restrictions intended to prevent its spread.
The extent to which the ongoing COVID-19 pandemic will adversely affect our business, financial condition, results of operations, and cash flow will depend on future developments, which are highly uncertain and cannot reasonably be predicted with confidence at this time, including the duration, spread, and severity of the outbreak, or the occurrence of additional “waves” of the outbreak; the timing and efficacy of vaccinations; government responses to the pandemic and potential restrictions on our business and the businesses of our users; the impact of the pandemic on the U.S. and global economies and demand for our offerings; how quickly and to what extent normal economic and operating conditions resume; and the reaction of users and potential users to these developments, among others. The potential impacts of such developments include, but are not limited to:
•decline in demand on our work marketplace, resulting in lower GSV and lower revenue, following relaxation or lifting of restrictions intended to prevent the spread of COVID-19;

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
•reduced GSV and revenue as a result of increased user circumvention of our work marketplace;
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
•impacts on payment partners, disbursement partners, or other critical third-party partners that may cause delays in processing payments to freelancers or other important functions of our work marketplace, result in an increase in payment transaction costs, lead to loss of revenue, or cause a decline in quality or availability of services, negatively affect our reputation or user activity on our work marketplace, or increase our operating costs;
•delayed or missed client payments to us or freelancers on our work marketplace, which may also result in increased transaction losses, numbers of disputes with users, and costs as we seek to compel payment, which we may not be able to recover;
•reduced spend by clients or availability of freelancers located in areas or regions more affected by the COVID-19 pandemic;
•reduced ability to attract, train, integrate, and retain highly-skilled personnel;
•reduced GSV and revenue as a result of freelancers reducing the fees they charge to clients due to an excess number of freelancers joining our work marketplace;
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
•increased obligations to satisfy our escrow funding requirements with our own funds or by drawing on our line of credit as a result of more frequent declines of client payment methods or increased client-issued chargebacks, which would negatively impact our cash flows and may result in higher credit card processing fees; and
•de-globalization, which may result in clients being less willing to connect with non-U.S. users of our work marketplace.
Although the COVID-19 pandemic did not have a material adverse impact on our financial results for the year ended December 31, 2020, the rapidly changing market and macroeconomic conditions caused by the COVID-19 pandemic have impacted the business of many of our clients, which resulted in a reduction in spend on our work marketplace for some of those affected clients. There can be no assurance that the positive impacts from the COVID-19 pandemic, such as increased client acquisitions, increased client spend, and increased client retention, will continue to offset those parts of our business that have been adversely impacted. Many of these risk factors are unpredictable and outside of our control, and any of these factors could amplify the other risks and uncertainties described elsewhere in this Annual Report. It is uncertain what impact that the various legislative and other government responses being undertaken in the United States and other countries in which our users are located will have on the economy, our industry, our partners, our users, and our company. In connection with the COVID-19 pandemic, we have also implemented measures to protect the health of our workforce, including by requiring most of our employees to work remotely for an indefinite period of time. These measures may negatively impact the health and safety of our employees, impact workforce productivity, increase the risk of data security breaches and other privacy and security incidents, and may cause other disruptions to our business. As and to the extent offices reopen, our efforts to comply with applicable health guidelines may not prove sufficient to protect the health of our employees and other visitors to our offices, or that our adoption of these measures will not adversely affect our business operations. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business due to the macroeconomic downturn that has occurred as a result and is likely to continue in the future. Furthermore, any increase in client acquisition due to the shift toward remote work as a result of the COVID-19 pandemic may slow or decline once the impact of the COVID-19 pandemic is mitigated and users are no longer subject to government restrictions intended to prevent the spread of COVID-19.
We face payment and fraud risks that could adversely impact our business.
Our work marketplace systems and controls relating to user authentication and fraud detection are complex. If our user authentication and fraud detection measures are not effective, our work marketplace may be perceived as not being secure, our reputation may be harmed, and our business may be adversely impacted. In addition, bad actors around the world use increasingly sophisticated methods to engage in illegal activities involving personal information, such as unauthorized or fraudulent use of another’s identity, payment information, or other information; misrepresentation of the user’s identity or skills, including using accounts that they have purchased, sold, or leased; and acquisition or use of credit or debit card details and banking or other payment account information. These types of illegal activities may increase as work marketplaces like ours gain more prominence due to the shift toward remote work as a result of the COVID-19 pandemic or in the event of a macroeconomic downturn, such as the downturn resulting from the COVID-19 pandemic, as bad actors seek to take increasing advantage of us or our users. This conduct on our site could result in any of the following, each of which could adversely impact our business:
•bad actors may use our work marketplace, including our payment processing and disbursement methods, to engage in unlawful or fraudulent conduct, such as money laundering, terrorist financing, fraudulent sale of services, bribery, breaches of security, unauthorized acquisition of data, piracy or misuse of software and other copyrighted or trademarked content, and other misconduct;
•we may be, and historically have been, held liable for the unauthorized use of an account holder’s credit or debit card details and banking or other payment account information and required by card issuers, banks, and other payment partners to return the funds at issue and pay a chargeback or return fee, and if our chargeback or return rate becomes excessive, credit card networks may also require us to pay fines or other fees and the DFPI may require us to hold larger cash reserves;
•we may be subject to additional risk and liability exposure, including for negligence, fraud, or other claims, if employees or third-party service providers, including freelancers that provide services to us, misappropriate our banking, payment, or other information or user information for their own gain or to facilitate the fraudulent use of such information;
•users that are subjected or exposed to the unlawful, fraudulent, or improper conduct of other users or other third parties may seek to hold us responsible for the conduct of or content posted by users, may lose confidence in our work marketplace, decrease or cease use of our work marketplace, seek to obtain damages and costs, or publicize their negative experience, and law enforcement or administrative agencies could seek to hold us responsible for the conduct of or content posted by users, impose fines and penalties, bring criminal action, or require us to change our business practices, and private or public enforcement may increase depending on interpretations of and possible changes to intermediary liability provisions such as Section 230 of the Communications Decency Act of 1996;
•we may be subject to additional risk if clients fail to pay freelancers for services rendered, as freelancers may seek to hold us responsible for the clients’ conduct and may lose confidence in our work marketplace, may decrease or cease use of our work marketplace, or seek to obtain damages and costs;
•if freelancers misstate their qualifications or location, provide misinformation about their skills, identity, or otherwise, perform services they are not qualified or authorized to provide, produce insufficient or defective work product, or work product with a viral or other harmful effect, clients or other third parties may seek to hold us responsible for the freelancers’ acts or omissions and may lose confidence in our work marketplace, decrease or cease use of our work marketplace, or seek to obtain damages and costs; and
•we may suffer reputational damage adversely impacting our business as a result of the occurrence of any of the above.

We do not have control over users of our work marketplace and cannot ensure that any measures we have taken to detect, prevent, and mitigate these risks will stop or minimize the use of our work marketplace for, or to further, illegal or improper purposes. We have received in the past, and are likely to continue to receive in the future, increased complaints and inquiries from clients, freelancers, and other third parties, including law enforcement, administrative agencies, and the press, concerning misuse of our work marketplace and wrongful conduct of other users, especially as a result of increased fraudulent activity related to the COVID-19 pandemic. We have also brought claims against clients and other third parties for their misuse of our work marketplace, and may be required to bring similar claims in the future. Even if these claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the attention and resources of our management and adversely affect our business and operating results.
Changes to our pricing model have in the past and could in the future adversely affect our business.
We implemented a significant change to our pricing model in 2016, which, for a period of time following the change, contributed to GSV growing at a faster rate than revenue. From time to time we have made, and will continue to make, other changes, including in 2019 when we launched new paid membership types for clients and new Connects pricing for freelancers, which resulted in user dissatisfaction and negatively impacted fill rates for projects on our work marketplace. We anticipate further changes to Connects pricing and policies in the future, which may have a negative impact on our revenue or marketplace take rate. From time to time, we will make further changes to our pricing model due to a variety of reasons, including potentially in response to the COVID-19 pandemic, due to changes to the market for our products and services or our business strategy, as new competitors enter our market segment, as we introduce or refine our offerings, as competitors introduce new products and services, and to grow our international user base. Changes to any components of our pricing model, such as the recent changes made in the pricing and packaging of Connects purchases, have and may continue to, among other things, result in user dissatisfaction, lead to a loss of users on our work marketplace, result in a change to the way we recognize revenue, reduce the amount of revenue we generate as a percentage of GSV, reduce the rate or size of projects that get posted or completed on our work marketplace, negatively impact fill rates for projects on our work marketplace, or otherwise negatively impact our operating results, financial condition, and cash flows.
If we are unable to maintain our payment partner relationships on favorable terms, or at all, or if our payment partners cease providing services to us, our business could be adversely affected.
Our payment partners consist of payment processors and disbursement partners. We rely on banks and card processors to provide us with corporate banking services, escrow trust accounts, clearing, processing, and settlement functions for the funding of all transactions on our work marketplace, and we do not always have duplication in vendors in the event one relationship is terminated for any reason. We also rely on a network of disbursement partners to disburse funds to users.
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
•our payment partners could, and, in some cases, have notified us in the past that they would, increase the rates that they charge us or our users, especially in light of changes in those payment partners’ interpretation and enforcement of their rules, increased declines of client payment methods, or increased client-issued chargebacks due to the COVID-19 pandemic;
•our payment partners may be unable to effectively accommodate changing service needs, such as those which could result from rapid growth or higher volume or those which relate to international expansion and local jurisdictions;
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
For example, in June 2020, Wirecard AG, a prepaid card issuer used by one of our payment partners to issue prepaid cards to our non-U.S. users, filed for insolvency and was ordered by the UK Financial Conduct Authority to cease all licensed activity. As a result, our non-U.S. users who previously chose to withdraw their funds to a prepaid card could not access their funds for several days. The order was eventually lifted, allowing those users to access their funds; however this incident or any similar future incident concerning our payment partners or their respective vendors could cause our users to lose trust in our work marketplace and could have an adverse impact on our business.
Our revenue growth and ability to achieve and sustain profitability will depend in part on being able to increase the productivity, effectiveness, and efficiency of our sales force.
In order to increase our revenue from our premium offerings and achieve and sustain profitability, we must improve the effectiveness and efficiency of our sales force and generate additional revenue from new and existing users. For example, in the fourth quarter of 2020 we completed an evaluation of the efficiency, productivity, and effectiveness of our sales force at generating revenue from our Upwork Business offering, as well as our other premium offerings. As part of this evaluation, we undertook a reduction in force of approximately one-third of our sales employees in an effort to drive efficiencies in our sales organization. There can be no assurance that this reduction will increase the productivity or efficiency of our sales force.
There is significant competition for sales personnel with the skills and technical knowledge required to maintain a productive and efficient sales force. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, effectively deploying, and retaining sufficient numbers of sales and sales support personnel to support our growth. It is difficult to find, and we may be unable to retain, a sufficient number of sales personnel with the specific skills and technical knowledge needed to sell our Upwork Enterprise, and other premium offerings. Furthermore, hiring and effectively deploying sales personnel, particularly in new markets, is complex and requires additional costs that we may not recover if the sales personnel fail to achieve full productivity. Even if we are able to hire qualified personnel, doing so may be costly and lengthy, as new sales personnel require significant training and can take a number of months to achieve full productivity. In addition, new sales personnel do not always achieve productivity milestones within the timelines that we have projected, negatively impacting our ability to achieve our long-term financial projections associated with such personnel. Not all of our sales personnel and planned hires have or will become productive, or do so as quickly as we expect. When our new sales personnel do not become fully productive on the timelines that we have projected, or at all, our revenue will not increase at anticipated rates, or at all, and our ability to achieve long-term projections may be negatively impacted. The COVID-19 pandemic and restrictions intended to prevent its spread adversely affected the productivity of our sales force for a period of time, and may adversely affect it again. Moreover, after the COVID-19 pandemic has subsided, the productivity of our sales force may diminish as users return more frequently to physical offices or are otherwise no longer subject to restrictions related to the COVID-19 pandemic If our sales personnel are not successful in obtaining new business or increasing sales to our existing user base, our business and results of operations will be adversely affected.
Our revenue growth depends in part on the success of our strategic relationships with third parties and their continued performance.
To grow our business, we need to continue to establish and maintain relationships with third parties, such as staffing providers, banks, software and technology vendors, and payment processing and disbursement providers. For example, we work with third-party staffing providers, upon which we are dependent to support our employment offering, Upwork Payroll. As our agreements with third-party partners terminate or expire, we may be unable to renew or replace these agreements on favorable terms, or at all. Moreover, we cannot guarantee that the parties with which we have strategic relationships will continue to offer the services for which we rely on them at economically reasonable terms or at all, devote the resources necessary to expand our reach, increase our distribution, or support an increased number of users and associated use cases. Our dependence on any single third-party supplier increases when our supply of a particular service is more heavily concentrated with that third-party. Some of our strategic partners are experiencing delays, disruptions, or closures due to the COVID-19 pandemic, which may result in disruptions to the services they provide to us and our users. Further, some of our strategic partners offer, or could offer, competing products and services or also work with our competitors, the likelihood of which may increase due to the COVID-19 pandemic and the resulting macroeconomic downturn, increased unemployment rates, and increased adoption of remote work. As a result of these factors, many of our third-party partners may choose to develop alternative products and services in addition to, or in lieu of, our work marketplace, either on their own or in collaboration with others, including our competitors. If we are unsuccessful in establishing or maintaining our relationships with third parties on favorable terms, our ability to compete or to grow our total revenue could be impaired and our operating results may be adversely impacted. Even if we are successful in establishing and maintaining these relationships with third parties on comparable terms, we cannot ensure that these relationships will result in increased usage of our work marketplace or increased revenue.
Our business model subjects us to disputes with or between users of our work marketplace.
Our business model involves enabling connections between freelancers and clients that contract directly through our work marketplace. Freelancers and clients are free to negotiate any contract terms they choose, but we also provide optional service contract terms that they can elect to use. Disputes sometimes arise between freelancers and clients with regard to their contract terms, work relationship, or otherwise, including with respect to service standards, payment, confidentiality, work product, and intellectual property ownership and infringement. These disputes may occur more frequently during a macroeconomic downturn, such as the one caused by the COVID-19 pandemic. If either party believes the contract terms were not met, our standard terms and some individually negotiated services agreements provide a mechanism for the parties to request assistance from us, and, for some contracts, if that is unsuccessful, they may choose to resolve the dispute with the help of a third-party arbitrator. Whether or not freelancers and clients decide to seek assistance from us, if these disputes are not resolved amicably, the parties might escalate to formal proceedings, such as by filing claims with a court or arbitral authority. Given our role in facilitating and supporting these arrangements, claims are sometimes brought against us directly as a result of these disputes and freelancers or clients bring us into any claims filed against each other, particularly when the other user is insolvent or facing financial difficulties, like those caused by the COVID-19 pandemic. Through our terms of service and services agreements for premium services, we disclaim responsibility and liability for any disputes between users (except with respect to specified dispute assistance programs and services); however, we cannot guarantee that these terms will be effective in preventing or limiting our involvement in user disputes or that these terms will be enforceable or otherwise effectively prevent us from incurring liability as a result of disputes between users. In addition, from time to time users assert claims against us regarding their experience on our work marketplace, including related to their search ranking results, their feedback ratings, our advertising or marketing, our dispute resolution process, or admission or non-admission to the work marketplace or other programs and badges, including those designed to highlight successful freelancers. Moreover, for some premium services, we provide enhanced services and assistance with respect to disputes over work product, and clients or freelancers may pursue claims against us if they are not satisfied with those enhanced services. Disputes between clients and freelancers and between users and our company may become more frequent based on conditions outside our control, such as a macroeconomic downturn, like the one resulting from the COVID-19 pandemic. Any increase in the number of disputes may result in an adverse effect on our company, such as a loss of goodwill with users, reputational harm, lost GSV and revenue, and an increase in costs to us. Even if these claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could result in legal, settlement, or other financial costs; divert the resources of our management; and adversely affect our business and operating results.
Our business depends largely on our ability to attract and retain talented employees, including senior management and key personnel. If we lose the services of Hayden Brown, our President and Chief Executive Officer, or other members of our senior management team or key personnel, we may not be able to execute on our business strategy.
Our future success depends in large part on the continued services of senior management and other key personnel and our ability to retain and motivate them. In particular, we are dependent on the services of Hayden Brown, our President and Chief Executive Officer, and our future vision, strategic direction, work marketplace, and technology could be compromised if she were to take another position, become ill or incapacitated, or otherwise become unable to serve as our President and Chief Executive Officer. We rely on our leadership team in the areas of product, engineering, operations, security, marketing, sales, support, corporate development, and general and administrative functions. Our senior management and other key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason, and without notice, and we do not maintain any “key-person” life insurance policies. If we lose the services of senior management or other key personnel, if our succession plans prove inadequate, or if we are unable to attract, train, integrate, and retain the highly-skilled personnel we need, our business, operating results, and financial condition could be adversely affected.
From time to time, there have been and may be changes in our management team resulting from the hiring or departure of executives. For example, in December 2019, we announced that our prior President and Chief Executive Officer, Stephane Kasriel, was resigning from this position, and that Hayden Brown, our prior Chief Marketing and Product Officer, would take the position of President and Chief Executive Officer effective January 1, 2020. Additionally, in August 2020, we announced that our prior Chief Financial Officer, Brian Kinion, was resigning from this position and that Jeff McCombs would be appointed as our Chief Financial Officer. We have made, and may continue to make, other changes that have been and will be disruptive to our personnel, such as the reduction of a portion of our sales force in November 2020 and reorganizations of reporting lines of our workforce. These changes have resulted, and they or future changes may result, in increased attrition of our personnel, including senior management and key employees, stemming from organizational restructuring, as new reporting relationships are established, and as other companies may increasingly target our executives. Any such changes may also result in a loss of institutional knowledge, cause disruptions to our business or distract or result in diminished morale in or the loss of workers.
Our future success also depends on our continuing ability to attract, train, integrate, and retain highly-skilled personnel, including software engineers and sales personnel. We face intense competition for qualified personnel from numerous software and other technology companies. In addition, competition for qualified personnel, particularly software engineers, is particularly intense. We may not be able to retain our current key employees or attract, train, integrate, or retain other highly-skilled personnel in the future, all of which may be more difficult during the COVID-19 pandemic and the restrictions intended to prevent its spread. We may incur significant costs to attract and retain highly-skilled personnel, we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them, and our succession plans may be insufficient to ensure business continuity if we are unable to retain key personnel. To the extent we move into new geographies, we would need to attract and recruit skilled personnel in those areas.
Volatility or lack of appreciation in our stock price may also affect our ability to attract new talent and retain our key employees. Conversely, many of our senior personnel and other key employees have become, or will soon become, vested in a substantial amount of stock or stock options and may be more likely to leave us if the shares they own, or the shares underlying their vested options, have appreciated in value relative to the original purchase or issue price of the shares or the exercise price of the options. If we are unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements, on a timely basis or at all, or if we need to increase our compensation expense to retain our employees, our business, operating results, financial condition, and cash flows may be adversely affected.
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
The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain additional executive management and qualified board members. The additional requirements we must comply with may further strain our resources and divert management’s attention from other business concerns.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, which we refer to as the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of The Nasdaq Global Select Market, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources, particularly now that we are a large accelerated filer. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, or may have difficulty attracting and retaining sufficient employees, which would increase our costs and expenses.
In addition, changing laws, regulations, and standards relating to corporate governance, stockholder litigation, and public disclosure, including with respect to environmental and social matters, are creating uncertainty for public companies, increasing legal and financial compliance costs, making some activities more time-consuming, and increasing the likelihood and expense of litigation. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve or otherwise change over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters, higher costs necessitated by ongoing revisions to disclosure and governance practices, and increased expenses and management attention due to actual or threatened litigation. We intend to continue to invest resources to comply with evolving laws, regulations, and standards (or changing interpretations of them), and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with these laws, regulations, and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected. Being a public company and complying with the associated rules and regulations, and being subject to heightened likelihood of litigation, makes it more expensive for us to obtain director and officer liability insurance, the costs of which can fluctuate significantly from year-to-year due to general market conditions in obtaining such insurance, but in recent years have risen significantly, consistent with the increase in market rates. As a result, we may be required to accept reduced coverage, incur substantially higher costs to obtain coverage, or may be unable to obtain coverage on economically reasonable terms, or at all. These factors could also make it more difficult for us to attract and retain qualified executives and qualified members of our board of directors, particularly to serve on our audit, risk, and compliance committee, our compensation committee, and our nominating and governance committee.
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
Our business strategy may, from time to time, include acquiring complementary products, technologies, businesses, or other assets. We also may enter into relationships with other businesses to expand our work marketplace or our ability to provide our work marketplace in foreign jurisdictions, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing, or investments in other companies. Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to close these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close, and any acquisition, investment, or business relationship may result in unforeseen or additional operating difficulties, risks, and expenditures. For one or more of those transactions, we may:
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
Risks Related to Our Industry, Products, and Services
Because we derive the substantial majority of our revenue from our marketplace offerings—with most of our marketplace revenue derived from our Upwork Basic, Plus, and Enterprise offerings—our inability to generate revenue from our marketplace offerings would adversely affect our business operations, financial results, and growth prospects.
We derive, and expect to continue to derive in the near future, the substantial majority of our revenue from our marketplace offerings, with most of our marketplace revenue derived from our Upwork Basic, Plus, and Enterprise offerings. As such, market acceptance of our marketplace offerings is critical to our continued success, and any failure of our work marketplace or specific offerings to meet users’ expectations with respect to user experience or the failure of specific features to be effective in attracting and retaining users, such as onboarding, search, project bidding, or matching features, could have a negative impact on our business. Demand for our marketplace offerings is affected by a number of factors beyond our control, including the timing of development and release of new products and services by our competitors, our ability to respond to technological change and to innovate and grow, contraction in our market, client spending patterns, freelancer activity levels, changes in adoption of remote work, macroeconomic effects, such as those resulting from the COVID-19 pandemic, and the other risks identified herein. Moreover, as a result of the macroeconomic downturn caused by the COVID-19 pandemic, we may experience an increase in transaction losses due to declined payment methods and chargebacks. If we are unable to continue to meet user demands, to expand the categories of services offered on our work marketplace, or to achieve and maintain more widespread market acceptance of our marketplace offerings, our business operations, financial results, and growth prospects could be adversely affected.
We face intense competition and could lose market share to our competitors, which could adversely affect our business, operating results, and financial condition.
The market segment for freelancers and the clients that engage them is highly competitive, rapidly evolving, fragmented, and subject to changing technology, shifting needs, and frequent introductions of new competitors as well as new products and services. The level of competition within, and the frequency and likelihood of increased third-party investment and new competitors entering, such market segment may intensify further due to the COVID-19 pandemic and the resulting increase in remote work, macroeconomic downturn, and increased unemployment rates. We compete with a number of online and offline platforms and services domestically and internationally to attract and retain users and expand our share of user spend. Our main competitors fall into the following categories:
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
In addition, well-established internet companies, such as Google, LinkedIn, and Amazon, social media platforms, such as Facebook, and businesses that operate driving, delivery, and other commoditized marketplaces, such as Uber Technologies, have entered or may decide to enter into our market segment. Some of these companies have launched or may launch, or have acquired or may acquire companies or assets that offer products and services that directly compete with our work marketplace. For example, LinkedIn launched ProFinder in 2016 and Open for Business in 2019, and is developing a new offering called Marketplaces, each of which are services to connect LinkedIn members with one another for freelance service relationships, and recently announced that it intends to create a series of online vertical marketplaces addressing specific skill categories. Many of these established internet companies and other competitors are considerably larger than we are and have considerably greater financial and other resources than we do.
Internationally, we compete against online and offline channels and products and services in most countries. Local competitors, or competitors that have invested more in international expansion, might have greater brand recognition than us in their local country and a stronger understanding of local culture and commerce. Some competitors also offer their products and services in local languages and currencies that we do not offer. As our business grows internationally and we expand and grow our services offerings, we may increasingly compete with these international companies. We also compete against locally-sourced service providers and traditional, offline means of finding work and procuring services, such as staffing businesses, personal and professional networks, classified ads, and recruiters.
We also compete with companies that utilize emerging technologies, such as blockchain, artificial intelligence, augmented reality, and machine learning. These competitors may offer products and services that may, among other things, provide automated alternatives to the services that freelancers provide on our work marketplace, use machine learning algorithms to connect businesses with service providers more effectively than we do, or otherwise change the way that businesses engage or pay service providers so as to make our work marketplace less attractive to users. Many of the companies and services that utilize these technologies in our market are still new and not yet fully mature in their capabilities or network scale; however, we may face increased competition should these companies or services, or new entrants, succeed.
Many of our current and potential competitors, both online and offline, enjoy substantial competitive advantages, such as greater name recognition and more prominent brand reputation; pre-existing relationships with desirable clients; longer operating histories; greater financial, technical, and other resources; more users; newer technologies; and, in some cases, the ability to rapidly combine online platforms with traditional staffing and contingent worker solutions. Some of our current and potential competitors have recently undertaken, or may in the future undertake, an initial public offering or another equity or convertible debt issuance, which could improve their competitive position due to enhanced brand recognition and additional working capital. These companies may use these advantages to offer products and services similar to ours at a lower price, develop different or superior products and services to compete with our work marketplace, or respond more quickly and effectively than we do to new or changing opportunities, technologies, standards, regulatory conditions, or user preferences or requirements. In addition, while we compete intensely in more established markets, we also compete in developing technology markets that are characterized by dynamic and rapid technological change, many and different business models, and frequent disruption of incumbents by innovative online and offline entrants. The barriers to entry into these markets can be low, and businesses easily and quickly can launch online or mobile platforms and applications at nominal cost by using commercially available software or partnering with various established companies in these markets.
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
The Upwork brand did not exist before 2015. We believe that developing, maintaining, and enhancing awareness and integrity of our brand and reputation in a cost-effective manner are important to achieving widespread acceptance and use of our work marketplace and are important elements in attracting new users and retaining existing users. Successful promotion and positioning of our brand, products, and business model depend on, among other things, the effectiveness of our marketing efforts and brand messaging, our ability to provide a reliable, trustworthy, and useful work marketplace and products at competitive prices, the perceived value of our work marketplace and products, and our ability to provide quality support. In order to reach the brand awareness and acceptance levels of some of our competitors, we need to continuously invest in marketing programs that may not be successful in achieving meaningful awareness and acceptance levels, particularly during early phases of expansion into newer user awareness segments, such as international users. Further, brand promotion activities may not resonate with existing or potential users or yield increased revenue, including any brand promotion efforts in response to the COVID-19 pandemic or other global or national events, and even if they do, the increased revenue may not offset the expenses we incur in building and maintaining our brand and reputation. For example, we invested heavily in advertising in the United States in 2019 and 2020 to increase our brand awareness, which investment will continue in 2021, and it is not certain that these investments have had or will have sufficient positive impact on our brand to be cost effective. Likewise, publicity efforts or news coverage may undermine our brand promotion efforts or harm our reputation or may not resonate with existing or potential users. We have also recently evolved, and will continue to evolve, our marketing and brand positioning efforts to expand our focus on large enterprise, global account, mid-market, and other clients, with larger, longer-term talent and contracting needs and may not be successful in achieving the brand awareness and acceptance levels with this market segment, in a cost-effective manner, or without harming other areas of our business.
We also rely on our community of users in a variety of ways, including their willingness to give us feedback regarding our work marketplace, and failure of our users to provide feedback on their experience on our work marketplace or our failure to adequately address any concerns could negatively impact the willingness of them or prospective users to use our work marketplace. For example, the recent changes made in the pricing and packaging of Connects purchases has and may continue to result in user dissatisfaction and negatively impact fill rates for projects on our work marketplace. If we fail to promote and maintain our brand successfully, address user concerns, or to maintain loyalty among our users, or if we incur substantial expenses in unsuccessful attempts to promote and maintain our brand, we may fail to attract new users or retain our existing users and our business and financial condition may be adversely affected.
If we are not able to develop and release new products and services, or develop and release successful enhancements, new features, and modifications to our existing products and services, our business could be adversely affected.
The market for our work marketplace is characterized by rapid technological change, frequent product and service introductions and enhancements, changing user demands, and evolving industry standards. The introduction of products and services embodying new technologies can quickly make existing products and services obsolete and unmarketable. We invest substantial resources in researching and developing new products and services and enhancing our work marketplace by incorporating additional features, improving functionality, and adding other improvements to meet our users’ evolving demands in our increasingly highly competitive industry. For example, in 2020 we invested a significant amount of resources to launch a new product offering “Project Catalog,” through which freelancers offer pre-scoped projects easily purchased via a click-and-buy experience. The success of any enhancements or improvements to, or new features of, our work marketplace or any new products and services, such as Project Catalog, depends on several factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies on our work marketplace and third-party partners’ technologies, and overall demand and market acceptance consistent with the intent of such products or services. We cannot be sure that we will succeed, on a timely or cost-effective basis, in developing, marketing, and delivering enhancements or new features to our work marketplace or any new products and services that respond to continued changes in the market for talent or business services. Any enhancements or new features to our work marketplace or any new products and services may not achieve, and in the past certain features and offerings have not achieved, market acceptance, been cost-effective, or produced the intended effect. In the past, we have experienced unintended negative effects, including reduced client spend retention, diminished fill rates for projects on our work marketplace, and user dissatisfaction from certain modifications to our products, services, and features. For example, in 2019 and the first half of 2020, we experienced a decline in client spend retention which we believe was related to the launch of our U.S.-to-U.S. domestic marketplace offering in the second half of 2017.
Because further development of our work marketplace is complex, challenging, and dependent upon an array of factors, the timetable for the release of new products and services and enhancements to existing products and services is difficult to predict, and we may not offer new products and services as rapidly as users or prospective users of our work marketplace require or expect. Any new products or services that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, may not be properly integrated with new and existing technologies on our work marketplace or third-party partners’ technologies, may not achieve the intended market acceptance, or may adversely impact existing client spend and user growth and retention. Moreover, even if we introduce new products and services, we may experience a decline in revenue from our existing products and services that is not offset by revenue from the new products or services. In addition, we may lose existing users that choose to use competing products or services. This could result in a temporary or permanent decrease in revenue and adversely affect our business.
Because a substantial portion of the services offered by freelancers and sought by clients on our work marketplace is information technology services, a decline in freelancers offering information technology services or the market for information technology service providers on our work marketplace could adversely affect our business.
A significant portion of the services offered by freelancers and sought by clients on our work marketplace relates to information technology. If, for any reason, the market for information technology services declines, including as a result of the relaxation or lifting of restrictions intended to prevent the spread of COVID-19, a macroeconomic downturn such as the one caused by the COVID-19 pandemic, increased use of artificial intelligence, automation, or otherwise, if talent is not available on our work marketplace or willing to perform these services or businesses satisfy their needs for these services through alternative means, including through use of our competitors’ products, the growth in the number of users on our work marketplace may slow or decline and as a result our revenue and business may be adversely impacted.
Users circumvent our work marketplace, which could adversely impact our business.
Our business depends on users transacting through our work marketplace. Despite our efforts to prevent them from doing so, users circumvent our work marketplace and engage with or pay each other through other means to avoid the fees that we charge. Circumvention by users of our work marketplace is also likely to have increased and may continue to increase in response to a macroeconomic downturn, such as the macroeconomic downturn resulting from the COVID-19 pandemic, as users may be more cost-sensitive with respect to our fees. In addition, enhancements and changes we make with respect to our products, services, and features may unintentionally cause, and may have unintentionally caused in the past, users to circumvent our work marketplace. Moreover, the changes we make to decrease circumvention by users have in the past and could inadvertently result in user dissatisfaction, increased user circumvention, and a decline in user activity on our work marketplace. The loss of revenue associated with circumvention of our work marketplace may have an adverse impact on our business, cash flows, operating results, and financial condition. In addition, our efforts to reduce circumvention may be costly or disruptive to implement, fail to have the intended effect or have an adverse effect on our brand or user experience, cause users to cease using our work marketplace, reduce the attractiveness of our work marketplace, divert the attention of management, or otherwise harm our business.
Our sales efforts are increasingly targeted at large enterprise, global account, and mid-market clients, and as a result we may encounter greater pricing, implementation, and customization challenges, we may incur additional costs, and we may have to delay revenue recognition for more complicated transactions, each of which could adversely impact our business and operating results.
Our sales efforts are increasingly targeted at large enterprise, global account, and mid-market clients, and as a result, we face greater costs, longer sales cycles, and less predictability in completing some of our sales and in increasing spend by existing clients. For larger clients, use of our work marketplace may require approvals by multiple departments and executive-level personnel and require us to provide greater levels of services and client education regarding the uses, benefits, security, privacy, worker classification, payments, and compliance services offered on our work marketplace. Larger enterprises typically have longer decision-making and implementation cycles and may demand more customization, higher levels of support, a broader range of services, and greater payment flexibility. During the COVID-19 pandemic, some existing and potential clients have failed to respond to our sales outreach, slowed down decision-making, delayed planned work on our work marketplace, and sought to negotiate pricing and other terms that are less favorable to us. This has led, and may continue to lead, to diminished productivity and effectiveness of our sales force, longer sales cycles, and otherwise negatively impacting our sales efforts. Restrictions in place to prevent the spread of COVID-19 restrict our ability to travel and negotiate in person, which may also negatively impact our sales efforts. In addition, large enterprise, global account, and mid-market clients may require greater functionality and scalability that can lead to delays in sales or difficulties in growing client spend. We are often required to spend time and resources to better familiarize potential large enterprise, global account, and mid-market clients with the value propositions of our work marketplace generally. Despite our efforts in familiarizing potential large enterprise, global account, and mid-market clients with the benefits of our work marketplace, these potential clients may decide not to use our work marketplace if, among other reasons, they do not feel that their procurement or compliance needs are or will be met. In addition, sales opportunities with large enterprise, global account, and mid-market companies may require us to devote greater sales and administrative support and professional services resources to individual clients, which could increase our costs, lengthen our sales cycle, and divert our own sales and professional services resources to a smaller number of larger clients. We may spend substantial time, effort, and money in our sales efforts without being successful in producing sales or growing client spend.
Even if we reach an agreement with a client to use our work marketplace, the agreement may not be on pricing or other terms that are favorable to us. Moreover, a significant portion of the fees we typically receive from clients is contingent on the level of spend by the client. If a client negotiates pricing terms that are less favorable to us, does not engage freelancers on our work marketplace, or uses freelancers for few projects or projects of low value, our revenue from the relationship may be minimal.
We also have in the past agreed, and may in the future agree, to take on additional risk for worker classification, privacy, security, work product, payments, or other matters for larger enterprise, global account, and mid-market clients, or to other terms that are less favorable to us in order to secure a client’s business or increase its spend, including as discussed further in the risk factors titled “There may be adverse tax, legal, and other consequences if the contractor classification or employment status of freelancers that use our work marketplace is challenged.” All these factors can add further risk and expenses to business conducted with these clients even after a successful sale.
If the market for freelancers and the services they offer develops more slowly than we expect, our growth may slow or stall, and our operating results could be adversely affected.
The market for online freelancers and the services they offer is relatively new, rapidly evolving, and unproven. Our future success will depend in large part on the continued growth and expansion of this market and the willingness of businesses to engage freelancers to provide services. It is difficult to predict the size, growth rate, and expansion of this market, whether any expansion will be long-term or temporary, particularly in light of the recent shift toward remote work due to the COVID-19 pandemic, the entry of products and services that are competitive to ours, the success of existing competitive products and services, or technological, macroeconomic, legal, regulatory, or other developments that will impact the overall demand for freelancer services. Furthermore, many businesses may be unwilling to engage freelancers for a variety of reasons, including perceived negative connotations with outsourcing work, quality of work, or privacy or data security concerns or the rapidly evolving regulations that may impact the demand for independent contractor services more generally, including as discussed further in the risk factor titled “There may be adverse tax, legal, and other consequences if the contractor classification or employment status of freelancers that use our work marketplace is challenged.” If the market for freelancers and the services they offer does not achieve widespread adoption, or there is a reduction in demand for freelancer services, including once the COVID-19 pandemic has subsided, it could result in decreased revenue and our business could be adversely affected.
If we or our third-party partners experience a security breach, other hacking or phishing attack, ransomware or other malware attack, or other privacy or security incident, whether intentionally or unintentionally caused by us or by third parties, our work marketplace may be perceived as not being secure, our reputation may be harmed, demand for our work marketplace may be reduced, our operations may be disrupted, we may incur significant legal costs, fines, or liabilities, and our business could be adversely affected.
Our business involves the storage, processing, and transmission of users’ proprietary, confidential, and personal information as well as the use of third-party partners and vendors who store, process, and transmit users’ proprietary, confidential, and personal information. We also maintain certain other proprietary and confidential information relating to our business and personal information of our personnel. Our systems, and the systems of our vendors and third-party partners, may be vulnerable to privacy or security incidents, such as computer viruses and other malicious software, physical or electronic break-ins, or vulnerabilities resulting from intentional or unintentional service provider actions, and similar disruptions that could make all or portions of our website or applications unavailable for periods of time. Any such privacy or security incident, whether intentionally or unintentionally caused by us or by third parties, that we experience could result in unauthorized access to, misuse of, or unauthorized acquisition of our, our personnel’s, or our users’ data; the loss, corruption, or alteration of this data; interruptions in our operations; or damage to our computers or systems or those of our users. Any of these could expose us to claims, litigation, fines, enforcement actions, other potential liability, and reputational harm. An increasing number of online services have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their services. Additionally, ransomware or other malware, viruses, social engineering (including business email compromise and related wire-transfer fraud), and general hacking in our industry have become more prevalent and more complex. Bad actors often use uncertainty caused by a crisis, such as the COVID-19 pandemic, to try to take advantage of us, our users, and our vendors and third-party partners by using social engineering and other methods to persuade their victims to make fraudulent payments, or to download viruses, ransomware, or other malware into computer systems and networks. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target, we and our vendors and third-party partners may be unable to anticipate these techniques or to implement adequate preventative measures, despite our efforts to implement and maintain a robust information security program. If we or our vendors or third-party partners experience an actual or perceived breach or privacy or security incident, public perception of the effectiveness of our security measures and brand could be harmed, and we could lose users and business. Data security breaches and other privacy and security incidents may also result from non-technical means, such as, for example, actions taken by employees or contractors, such as freelancers that we engage on our work marketplace to perform services for us.
Any compromise of our security or the security of our vendors or third-party partners could result in a violation of applicable privacy and other laws, regulatory or other governmental investigations, enforcement actions, litigation, and legal and financial exposure, including potential contractual liability. We may also need to expend significant resources to protect against, and to address issues created by, security breaches and other privacy and security incidents. While we maintain cyber liability insurance, these liabilities may exceed the amounts covered by our insurance; further, we cannot be certain that our insurance coverage will extend to or be adequate for liabilities actually incurred, or that insurance will continue to be available to us on economically reasonable terms, or at all. Any such compromise could also result in damage to our reputation and a loss of confidence in our security measures. In addition, significant unavailability of our work marketplace due to security breaches and other privacy and security incidents could cause users to decrease their use of or cease using our work marketplace. Any of these effects could adversely impact our business.
Depending on the nature of the information compromised, in the event of a security breach or other privacy or security incident, we may also have obligations to notify affected individuals and regulators about the incident, and we may need to provide some form of remedy, such as a subscription to credit monitoring services, pay significant fines to one or more regulators, or pay compensation in connection with a class-action settlement (including under the private right of action under the California Consumer Privacy Act of 2018, which we refer to as the CCPA). Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises our, our users’, our employees’, our contractors’, or other confidential, proprietary, or personal information.

If internet search engines’ methodologies or other channels that we utilize to direct traffic to our website are modified to our disadvantage, or our search result page rankings decline for other reasons, our user growth could decline.
We depend in part on various internet search engines, such as Google, as well as other channels to direct a significant amount of traffic to our website. Our ability to maintain the number of visitors directed to our website is not entirely within our control. For example, our competitors’ search engine optimization and other efforts such as paid search may result in their websites receiving a higher search result page ranking than ours, internet search engines or other channels that we utilize to direct traffic to our website have in the past and could again revise their methodologies or implement other changes or penalties that adversely impact traffic to our website, or we may make changes to our website that adversely impact our search engine optimization rankings and traffic. As a result, links to our website may not be prominent enough to drive sufficient traffic to our website, and we may not be able to influence the results.
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
Our ability to attract and retain users is dependent in part on ease of use and reliability of our work marketplace and the quality of our support, and any failure to offer high-quality support could adversely impact our business, operating results, and financial condition.
Our ability to attract and retain users is dependent in part on the ease of use and reliability of our work marketplace, including our ability to provide high-quality support. Our users depend on our support organization to resolve any issues relating to our work marketplace and to communicate effectively concerning their accounts. Our ability to provide effective support is largely dependent on our ability to attract, resource, and retain service providers who are not only qualified to support users of our work marketplace, but are also well versed in our work marketplace. Offering our website and user support only in English may negatively impact our relationships with our users. As we seek to continue to grow our international user base, our support organization will face additional challenges, including those associated with delivering support and documentation in languages other than English. Any failure to maintain high-quality support or effectively communicate with our users, or any market perception that we do not maintain high-quality support or act professionally, fairly, or effectively in our communications and actions with respect to users, could harm our reputation, adversely affect our ability to sell our work marketplace to existing and prospective users, and could adversely impact our business, operating results, and financial condition.
Errors, defects, or disruptions in our work marketplace could diminish demand, adversely impact our financial results, and subject us to liability.
Our work marketplace enables our users to manage important aspects of their businesses, and any errors, defects, or disruptions in our work marketplace, or other performance problems with our work marketplace or infrastructure could harm our brand and reputation and may damage the businesses of users. As the usage of our work marketplace grows, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to operate our work marketplace. It is possible that we may fail to continue to effectively scale and grow our technical infrastructure to accommodate these increased demands, which may adversely affect our user experience. We also rely on third-party software and infrastructure, including the infrastructure of the internet, to provide our work marketplace. Any failure of or disruption to this software and infrastructure could also make our work marketplace unavailable to our users. For example, for a short period of time in May 2019, due to an inadvertent error by a regulatory agency in Bangladesh, users in Bangladesh were unable to access our website and other websites that included “-rk.com” in their website addresses. Also, certain jurisdictions, such as India, Pakistan, Uganda, and Myanmar, have in the past voluntarily shut down the internet in response to civil unrest or prior to contested political elections and, in the event any such governmental action were to take place again, it would adversely affect user activity on our work marketplace throughout the duration of such shut down. Our work marketplace is constantly changing with new updates, which may contain undetected errors when first introduced or released. Any errors, defects, disruptions in service, or other performance or stability problems with our work marketplace, or the inadequacy of our efforts to adequately prevent or timely remedy errors or defects, could result in negative publicity, loss of or delay in market acceptance of our work marketplace, loss of competitive position, our inability to timely and accurately maintain our financial records, inaccurate or delayed invoicing of clients, delay of payment to us or freelancers, claims by users for losses sustained by them, or investigation and corrective action taken by the DFPI or other regulatory agencies. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help resolve the issue. Accordingly, any errors, defects, or disruptions in our work marketplace could adversely impact our brand and reputation, revenue, and operating results.

We rely on AWS to deliver our work marketplace to our users, and any disruption of service from AWS or material change to our arrangement with AWS could adversely affect our business. We are also subject to litigation relating to our use of AWS.
We currently host our work marketplace, serve our users, and support our operations using AWS, a provider of cloud infrastructure services. We do not have control over the operations of the facilities of AWS that we use. AWS’s facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cybersecurity attacks, terrorist attacks, power losses, telecommunications failures, and similar events or could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism, and other misconduct. The occurrence of any of these events, a decision to close the facilities or cease or limit providing services to us without adequate notice, or other unanticipated problems could result in interruptions to our work marketplace, including lengthy interruptions. Our work marketplace’s continuing and uninterrupted performance is critical to our success and users may become dissatisfied by any system failure that interrupts our ability to provide our work marketplace to them. We may not be able to easily switch our AWS operations to another cloud or other data center provider if there are disruptions or interference with our use of AWS, and, even if we do switch our operations, other cloud and data center providers are subject to the same risks. Sustained or repeated system failures could reduce the attractiveness of our work marketplace to users, cause users to decrease their use of or cease using our work marketplace, and adversely affect our business. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our work marketplace. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service and we cannot be certain that insurance will continue to be available to us on economically reasonable terms, or at all.
AWS does not have an obligation to renew its agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements or unable to renew on commercially reasonable terms, our agreements are prematurely terminated, or we add additional infrastructure providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new data center providers. If these providers charge high costs for or increase the cost of their services, we may have to increase the fees to use our work marketplace and our operating results may be adversely impacted. We also plan to complete the transition during the first quarter of 2021 to a different AWS facility than the one we are currently using in an effort to reduce long-term costs, to gain access to servers with enhanced functionality, and increase operational resilience. During this transition, we may experience resulting downtime, cause errors in our work marketplace or services, including escrow or payment services, or incur additional costs, particularly if we encounter an unforeseen issue or incident during the migration. We expect to incur increased costs during the migration, as we will need to use two AWS data facilities at one time during the transition period.
In addition, we and other customers of AWS have been subject to litigation by third parties claiming that AWS and basic HTTP functions infringe their patents. Although we expect Amazon to indemnify us with respect to at least a portion of such claims, such litigation has been, and may in the future continue to be, time consuming, and may divert management’s attention and, if Amazon fails to fully indemnify us, adversely impact our operating results.
We are vulnerable to intellectual property infringement claims and challenges to our intellectual property rights brought against us by third parties.
We operate in a highly competitive industry, and there has been considerable activity in our industry to develop and enforce intellectual property rights. Intellectual property infringement claims against us or our users or third-party partners could result in monetary liability or a material disruption in the conduct of our business. We cannot be certain that aspects of our work marketplace, content, and brand names do not or will not infringe valid patents, trademarks, copyrights, or other intellectual property rights held by third parties, including our competitors. Also, we are now, have in the past been, and may in the future be, subject to legal proceedings and claims relating to the intellectual property of others, including our competitors, in the ordinary course of our business. The likelihood of intellectual property-related litigation and disputes may increase due to the increased attention on our market segment due to the recent shift to remote work resulting from the COVID-19 pandemic. Companies, including non-practicing entities and our competitors, have also sent us demand letters and instituted proceedings alleging that we infringe their intellectual property, seeking licensing fees, royalties and damages, and demanding that we cease certain commercial activity. We may receive such demand letters and be subject to similar proceedings in the future. Our competitors and other third parties have in the past challenged, and may in the future challenge, our registration or use of our trademarks, including “Upwork,” and other intellectual property rights, and, if successful, such a challenge could adversely affect our brand and business. Our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have or trademarks or other rights that pre-date and take precedence over our own. We may also be obligated to indemnify certain clients on our work marketplace or strategic partners or others in connection with such infringement claims, or to obtain licenses from third parties or modify our work marketplace or marketing strategy, and each such obligation would require us to expend additional resources. Some of our infringement indemnification obligations related to intellectual property are contractually capped at a very high amount or not capped at all.

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
•prevent us from offering aspects of our work marketplace or make expensive and disruptive changes to our work marketplace or our methods of doing business; or
•attempt to obtain a license to the relevant intellectual property from third parties, which may not be available on reasonable terms or at all.
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
Our success depends in large part on our proprietary technology and data. We rely on various intellectual property rights, including patents, copyrights, trademarks, and trade secrets, as well as confidentiality provisions and contractual arrangements, to protect our proprietary rights. In addition, to protect our brand, we also expend substantial resources to register and defend our trademarks and to prevent others from using the same or substantially similar marks. As the adoption of remote work becomes more prevalent and competitors enter our market segment, particularly due to the recent shift toward remote work resulting from the COVID-19 pandemic, our exposure to unauthorized copying and use of our work marketplace, technology, intellectual property, and other proprietary information may increase. If we do not protect and enforce our intellectual property rights successfully or cost-effectively, our competitive position may suffer, which would adversely impact our operating results.
Our pending patent or trademark applications may not be approved, or competitors or others may challenge the validity, enforceability, or scope of our patents, the registrability or validity of our trademarks, or the trade secret status of our proprietary information. If we are unsuccessful in a dispute or litigation, we may be unable to stop competitors or others from using our marks or confusingly similar marks, and we may suffer dilution, loss of reputation, genericization, or other harm to our brand. Efforts to protect and enforce our intellectual property rights, even if successful, may be costly, negatively impact our brand, negatively affect worker productivity, and be time consuming and distracting to our management. There can be no assurance that additional patents or trademarks will be issued or that any patents or trademarks that are issued will provide significant protection for our intellectual property. In addition, our patents, copyrights, trademarks, trade secrets, and other intellectual property rights may not provide us a significant competitive advantage. There is no assurance that the particular forms of intellectual property protection that we seek, including business decisions about when and where to file patents or register or renew trademarks and when and how to maintain and protect trade secrets, will be adequate to protect our business, or that common law protection will be sufficient for marks or in jurisdictions where we do not register the marks.
We may not pursue or file patent applications or apply for registration of copyrights or trademarks in the United States and foreign jurisdictions in which we have a presence with respect to our potentially patentable inventions, works of authorship, and marks and logos for a variety of reasons, including the cost of procuring such rights and the uncertainty involved in obtaining adequate protection from such applications and registrations. Moreover, recent amendments to, developing jurisprudence regarding, and possible changes to intellectual property laws and regulations, including U.S. and foreign patent law, may affect our ability to protect and enforce our intellectual property rights or defend against claims alleging we are infringing others’ rights. If the intellectual property rights that we develop are not sufficient to protect our proprietary technology and data, our brand, our business, financial condition and operating results could be adversely affected.
In addition, the laws of some countries do not provide the same level of protection for our intellectual property as do the laws of the United States. As our global reputation grows and we expand our international activities, our exposure to unauthorized copying and use of our work marketplace and proprietary information will likely increase. Despite our precautions, our intellectual property is vulnerable to unauthorized access through employee or third-party error or actions, theft, cybersecurity incidents, and other security breaches and incidents. It is possible for third parties to infringe upon or misappropriate our intellectual property, to copy our work marketplace, and to use information that we regard as proprietary to create products and services that compete with ours. Effective intellectual property protection may not be available to us in every country in which our work marketplace is available. In addition, many countries limit the enforceability of patents or other intellectual property rights against certain third parties, including government agencies or government contractors. In these countries, patents or other intellectual property rights may provide limited or no benefit. Further, certain countries impose additional conditions on the transfer of intellectual property rights from individuals to companies, which may make it more difficult for us to secure and maintain intellectual property protection in those countries. We may need to expend additional resources to defend our intellectual property rights domestically or internationally, which could be costly, time consuming, and distracting to management and could impair our business or adversely affect our domestic or international expansion. If we cannot adequately protect and defend our intellectual property, we may not remain competitive, and our business, operating results, and financial condition may be adversely affected.
We rely on trade secrets as an important aspect of our intellectual property program and to cover much of our technology and know-how. We seek to protect our trade secrets and obtain rights in intellectual property developed by service providers through confidentiality and invention assignment or intellectual property ownership agreements with our employees, contractors, and other parties. In addition, for employees of third-party staffing providers or other contractors, the employer agrees to enter into these agreements with individual workers. We also take other measures to protect our information and data, including implementing acceptable use policies, limiting access to our information and data through technological means, and monitoring and limiting the dissemination of our information and data outside of company-owned information systems. We cannot ensure that these agreements, or all the terms thereof, will be enforceable or compliant with applicable law, or these agreements and other measures will be effective in controlling access to, use of, and distribution of our proprietary information or in effectively securing and maintaining exclusive ownership of intellectual property developed by our current or former employees and contractors. Most of our employees and all of the contractors with which we work are remote, which may make it more difficult to control use of confidential materials, increasing the risk that our source code or other confidential or trade secret information may be exposed. Further, these agreements with our employees, contractors, and other parties may not prevent other parties from independently developing technologies that are substantially equivalent or superior to our work marketplace. Any failure to protect intellectual property that we develop or our proprietary technology and data would adversely affect our business, operating results, and financial condition.
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
Our work marketplace contains open source software components, and failure to comply with the terms of the underlying licenses could restrict our ability to market or operate our work marketplace.
Our work marketplace incorporates certain open source software. An open source license typically permits the use, modification, and distribution of software in source-code form subject to certain conditions. Some open source licenses contain conditions that any person who distributes a modification or derivative work of software that was subject to an open source license make the modified version subject to the same open source license. Distributing software that is subject to this kind of open source license can lead to a requirement that certain aspects of our work marketplace be distributed or made available in source code form. Although we do not believe that we have used open source software in a manner that might condition its use on our distribution of any portion of our work marketplace in source code form, the interpretation of open source licenses is complex and, despite our efforts, it is possible that we may be liable for copyright infringement, breach of contract, or other claims if our use of open source software is adjudged not to comply with the applicable open source licenses.

Moreover, we cannot ensure that our processes for controlling our use of open source software in our work marketplace will be effective. If we have not complied with the terms of an applicable open source software license, we may need to seek licenses from third parties to continue offering our work marketplace and the terms on which such licenses are available may not be economically feasible, to re-engineer our work marketplace to remove or replace the open source software, to discontinue offering our work marketplace if re-engineering could not be accomplished on a timely basis, to pay monetary damages, or to make available the source code for aspects of our proprietary technology, any of which could adversely affect our business, operating results, and financial condition.
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
Mobile devices are increasingly used for marketplace transactions. A significant and growing portion of our users access our work marketplace through mobile devices, including through the use of mobile applications. Our mobile applications rely on third parties maintaining open application store platforms, including the Apple App Store and Google Play, which make current and new applications or new versions of our mobile applications available for download and use on mobile devices. We cannot assure you that the platforms through which we distribute our applications will maintain their current structures or terms of access, that such marketplaces will continue to make our mobile applications or newer versions of our mobile applications available for download, or that such marketplaces will not charge us fees to list our applications for download, or charge us fees to offer products and services through our applications. Additionally, there is no guarantee that popular mobile devices will continue to support our work marketplace, that the use of mobile devices for payments or other transactions on our work marketplace will be available on commercially reasonable terms, or that mobile device users will use our work marketplace rather than competing products. We are dependent on the interoperability of our work marketplace with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems that degrade the functionality of our website or applications or give preferential treatment to competitors could adversely affect the usage of our work marketplace on mobile devices. Additionally, in order to deliver high-quality mobile products, it is important that our products are designed effectively and work well with a range of mobile devices, technologies, systems, networks, and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these devices, technologies, systems, networks, or standards. In the event that it is more difficult for our users to access and use our work marketplace on their mobile devices, our users find our mobile offering is not cost-effective, our users find our mobile offering does not meet their needs, our competitors develop products and services that are perceived to operate more effectively on mobile devices, or our users choose not to access or use our work marketplace on their mobile devices or use mobile products that do not offer access to our work marketplace, our user growth, user engagement, and business could be adversely impacted.
Risks Related to Legal and Regulatory Matters
We and our users may be subject to new and existing laws and regulations, both in the United States and internationally.
We and our users are subject to a wide variety of foreign and domestic laws. Laws, regulations, and standards governing issues that may affect us, such as worker classification, employment, worker health, payments, worker confidentiality obligations and whistleblowing, intellectual property, consumer protection, taxation, privacy, and data security are often complex and subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their enforcement and application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal and state administrative agencies. Many of these laws were adopted prior to the advent of the internet, mobile, and related technologies and, as a result, do not contemplate or address the unique issues of the internet, mobile, and related technologies. Other laws and regulations may be adopted in response to internet, mobile, and related technologies. New and existing laws and regulations (or changes in interpretation of existing laws and regulations), including those concerning worker classification, independent contractors, employment, discrimination and harassment, payments, whistleblowing and worker confidentiality obligations, intellectual property, consumer protection, taxation, privacy, data security, benefits, unionizing and collective action, arbitration agreements and class action waiver provisions, unfair competition, terms of service, website accessibility, background checks (such as the Fair Credit Reporting Act, 15 U.S.C. § 1681), escheatment, and federal contracting may also be adopted, implemented, or interpreted to apply to us and other online services marketplaces or our users. Likewise, these laws affect our users, and their application, or uncertainty around their application, may affect demand for our work marketplace.
New laws, regulations and orders enacted in response to the COVID-19 pandemic or the resulting macroeconomic downturn may also affect our business in ways that we did not anticipate, and existing laws and regulations may be interpreted and enforced differently than they have in the past in response to the COVID-19 pandemic. These laws may change rapidly and compliance may be costly to us. For example, the restrictions intended to prevent the spread of COVID-19 currently enacted in many jurisdictions may result in a loss of productivity of our workforce and an increase in data security breaches and other privacy and security incidents, among other things. On the other hand, a loosening of these restrictions as certain geographic areas begin to reopen may result in a decline in user activity on our work marketplace.
As our work marketplace’s geographic scope expands and as we expand the categories of services offered on our work marketplace, regulatory agencies or courts may claim that we, or our users, are subject to additional requirements, or are prohibited from conducting our business, or conducting business with us, in or with certain jurisdictions, either generally or with respect to certain services, or that we are otherwise required to change our business practices. It is also possible that certain provisions in agreements with our users or service providers, or between freelancers and clients, or the fees we charge, may be found to be unenforceable or not compliant with applicable law.
The level of regulatory scrutiny on larger companies, technology companies in general, and companies engaged in dealings with independent contractors, payments, or personal information in particular has increased significantly recently and may continue to increase. Legislators have enacted, and may continue to enact, new laws or regulatory agencies may promulgate new rules or regulations that are adverse to our business or the interests of our users, or they may view matters or interpret or enforce laws and regulations differently than they have in the past or in a manner adverse to our business or the interests of our users. Such legislative or regulatory scrutiny or action may create or enhance different or conflicting obligations on us from one jurisdiction to another.
New approaches to policy-making and legislation may also produce unintended harms for our business, which may impact our ability to operate our business in the manner in which we are accustomed. For example, there has been increased focus on worker classification and independent contractor regulations which led in part to the adoption of legislation in California, and it is possible that other jurisdictions will implement similar laws and regulations, as discussed in the risk factor titled “There may be adverse tax, legal, and other consequences if the contractor classification or employment status of freelancers that use our work marketplace is challenged.” These laws and regulations may have a far-reaching impact, including on the independent professionals that use our work marketplace and their clients. Any of these regulations could negatively impact our users, including perceptions regarding their use of our work marketplace, or have a material adverse effect on the demand for freelancers on our work marketplace or on the manner in which we are able to operate our work marketplace.
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
Our success, or perceived success, and increased visibility may also drive some third parties that view our business model to be a threat, or otherwise problematic, to raise concerns about our business model to local policymakers and regulators. These third parties and their trade association groups or other organizations may take actions and employ significant resources to shape the legal and regulatory regimes in countries where we have, or may seek to have, a significant number of users, in an effort to change such legal and regulatory regimes in ways intended to adversely affect or impede our business and the ability of users to utilize our work marketplace.

There may be adverse tax, legal, and other consequences if the contractor classification or employment status of freelancers that use our work marketplace is challenged.
Clients are generally responsible for properly classifying the freelancers they engage through our work marketplace under our terms of service. Some clients opt to classify freelancers as employees for certain work, while many freelancers are classified as independent contractors.
We offer an optional service to our Upwork Enterprise and premium clients, through which we help classify freelancers as employees of third-party staffing providers or independent contractors. For clients that subscribe to this service, subject to applicable law and the terms of our agreement with the client, we indemnify clients from misclassification risk and make warranties to the client, such as to compliance with applicable laws. In addition, we offer a number of other premium services where we provide increased assistance to users to find and contract with one another. Third-party staffing providers employ freelancers classified as employees for clients, and failure of these staffing providers to comply with all legal and tax requirements could adversely affect our business. Moreover, material business changes to one or more of our third-party staffing providers could lead to increased costs for clients or us, a reduced profit margin, a diminished user experience, or the inability to offer the staffing provider services in one or more jurisdictions. We also use our work marketplace to find, classify, and engage freelancers to provide services for us and for our managed services offering. In general, any time a court or administrative agency determines that we or our clients that use our work marketplace have misclassified a freelancer as an independent contractor, we or our users could incur tax and other liabilities for failing to properly withhold or pay taxes on the freelancer’s compensation as well as potential wage and hour and other liabilities depending on the circumstances and jurisdiction. We have in the past been, and may in the future be, subject to administrative inquiries and audits concerning the taxation and classification of our workers and the users of our work marketplace. We cannot be certain that any insurance coverage that we have or may obtain will extend to or be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.
There is often uncertainty in the application of worker classification laws, and consequently there is risk to us and to users, both freelancers and clients, that independent contractors could be deemed to be misclassified under applicable law. The tests governing whether a service provider is an independent contractor or an employee are typically highly fact sensitive and vary by governing law. Laws and regulations that govern the status and misclassification of independent contractors are also subject to change as well as to divergent interpretations by various authorities, which can create uncertainty and unpredictability. For example, in California, we are aware of the state supreme court’s 2018 decision in Dynamex Operations West, Inc. v. Superior Court of Los Angeles, as well as Assembly Bill 5, which we refer to as AB 5, which went into effect January 1, 2020 and which has the stated purpose of codifying the Dynamex holding. Together, they change the standard in California for determining worker classification and are widely viewed as expanding the scope of the definition of employee for most purposes under California law. Given the enactment of AB 5, there is little guidance from the courts or the regulatory authorities charged with its enforcement and there is a significant degree of uncertainty regarding its application.
A misclassification determination, allegation, claim, or audit creates potential exposure for users and for us, including but not limited to reputational harm and monetary exposure arising from or relating to failure to withhold and remit taxes, unpaid wages, and wage and hour laws and requirements (such as those pertaining to minimum wage and overtime); claims for employee benefits, social security contributions, and workers’ compensation and unemployment insurance; claims of discrimination, harassment, and retaliation under civil rights laws; claims under laws pertaining to unionizing, collective bargaining, and other concerted activity; and other claims, charges, or other proceedings under laws and regulations applicable to employers and employees, including risks relating to allegations of joint employer liability. Such claims could result in monetary damages (including but not limited to wage-based damages or restitution, compensatory damages, liquidated damages, and punitive damages), interest, fines, penalties, costs, fees (including but not limited to attorneys’ fees), criminal and other liability, assessment, injunctive relief, or settlement. These types of claims have become more frequent in light of deteriorating macroeconomic conditions as a result of the COVID-19 pandemic, more prone to agency error in light of overwhelmed agencies, more commonly submitted on a fraudulent basis, and more difficult to oppose due to COVID-19 related delays. Claims naming our company may also have become and may continue to be more prevalent in light of legislative and regulatory responses to the COVID-19 pandemic, such as the Pandemic Unemployment Assistance, which we refer to as PUA, program and state programs implementing PUA. Such an allegation, claim, or adverse determination, including but not limited to with respect to the freelancers that provide services to us, or the requirement for us to indemnify a client, could also harm our brand and reputation, which could adversely impact our business. While these risks are mitigated, in part, by our contractual rights of indemnification against third-party claims, any limitations or obligations that we include in our contracts with clients to limit our exposure to claims could be determined to be unenforceable, could be costly to enforce or ineffective, or may otherwise prove inadequate.

The regulatory landscape regarding contractor classification is rapidly changing, and changes in these laws could adversely affect demand for our services and platform and adversely affect our business.
Worker classification and independent contractor issues, including AB 5, have been the subject of widespread national discussion and it is possible that other jurisdictions, including New York, Washington, Illinois, and other states, as well as the European Union, which we refer to as the EU, through its work on the Platform Workers Directive and other legislative and regulatory instruments, may enact similar laws. Additionally, initiatives such as California’s Proposition 22 (which was passed in 2020) alter, and other potential legislation could alter, the legislative and regulatory landscape regarding how states, municipalities and the federal government may choose to regulate independent contractors broadly and specific sectors as well, which may affect how our users run their businesses depending on their locale. As a result, there is significant uncertainty regarding what the worker classification regulatory landscape will look like in future years, and compliance with any new legislation or regulations may be costly and difficult or they may be impossible to comply with in a commercially reasonable manner. In addition, any developments or changes in the regulatory environment impacting worker classification and independent contractors may reduce the demand for independent contractors more generally in one or more jurisdictions and have an adverse effect on our business, operating results, and financial condition.
The applicability of sales, use, and other tax laws or regulations on our business is uncertain. Adverse tax laws or regulations could be enacted or existing laws could be interpreted as applying or otherwise applied to us or users of our work marketplace, which could subject us or our users to additional tax liability and related interest and penalties, and adversely impact our business.
The application of federal, state, local, and international tax laws to services provided over the internet is evolving. In addition to income taxes, in the United States and various foreign jurisdictions, we may also be subject to non-income based taxes, such as payroll, sales, use, value-added, and goods and services taxes (including the “digital service tax”), and we may also be subject to increased obligations as a withholding agent. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the internet and ecommerce. In addition, governments are increasingly looking for ways to increase revenue, which has resulted in aggressive enforcement and new interpretations of existing tax laws, enacting new laws and promulgating new regulations (particularly those establishing an economic nexus as a basis to collect taxes from companies with no local presence), discussions about tax reform, and other legislative action to increase tax revenue, including through indirect taxes. New income, payroll, sales, use, value-added, goods and services, platform, intermediary, digital services, or other tax laws, statutes, rules, regulations, or ordinances are regularly enacted and could be enacted at any time (possibly with retroactive effect), could be applied solely or disproportionately to services provided over the internet, could target certain products and services offered on our work marketplace, or could otherwise affect our or our users’ tax obligations or financial position and operating results. Many countries in the EU, as well as the United Kingdom, India, and a number of other countries and organizations, such as the Organisation for Economic Co-operation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations. The impact and burden of these regulations and proposed regulations on our business and the businesses of our users is uncertain, but may have a negative impact on our business.
We currently collect and remit indirect taxes on our fees in a number of jurisdictions and from time to time we may begin collecting and remitting indirect taxes in additional jurisdictions. Our collection of indirect taxes on our fees in these jurisdictions may cause our users to use other platforms or other alternatives that do not collect indirect taxes on their fees, which may in turn affect our financial results. In addition, tax authorities may raise questions about, challenge or disagree with our determination as to whether we are obligated to collect indirect taxes or our calculation, reporting, or collection of taxes and may require us to remit additional taxes and interest, and could impose associated penalties and fees. Should any new taxes become applicable or the application of existing taxes be deemed to apply to us or our users, or if the taxes we pay are found to be deficient, our business could be adversely impacted. We have in the past been, and may in the future be, audited by tax authorities with respect to non-income taxes, and we may have exposure to additional non-income tax liabilities, which could have an adverse effect on our operating results and financial condition. In addition, our future effective tax rates could be favorably or unfavorably affected by changes in tax rates, changes in the valuation of our deferred tax assets or liabilities, the effectiveness of our tax planning strategies, or changes in tax laws or their interpretation. Such changes could have an adverse impact on our operating results and financial condition.
Moreover, state, local, and foreign tax jurisdictions have differing rules and regulations governing sales, income, use, value-added, payroll, services, and other taxes, and these rules and regulations can be complex and are subject to varying interpretations and enforcement positions that may change over time. Existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us or our users (possibly with retroactive effect), which could require us or our users to pay additional tax amounts on prior sales and going forward, as well as require us or our users to pay fines, penalties, and interest for past amounts. Although our terms of service require our users to pay all applicable sales and other taxes and to indemnify us for any requirement that we pay any withholding amount to the appropriate authorities, our work marketplace does not include functionality to easily enable users to charge any applicable taxes to one another, users may be unwilling or unable to pay back taxes and associated interest or penalties and may fail to indemnify us, we may determine that it would not be commercially feasible or cost-effective to seek reimbursement, the indemnification obligation may be deemed unenforceable, or the functionality and indemnification provisions may cause users to seek out other platforms. If we are required to collect and pay back taxes and associated interest and penalties, or we are unsuccessful in collecting such amounts from our users, we could incur potentially substantial unplanned expenses, thereby adversely impacting our operating results and cash flows. In addition, tax laws and regulations may subject us to audit by tax regulators and require us to provide certain data and information, including user information, from our work marketplace to tax regulators in certain jurisdictions. If we are obligated to provide such information to tax regulators in any jurisdiction, users may choose to use other platforms or other alternatives, which may in turn adversely affect our operating results and financial condition.
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
Even though we currently have a limited physical presence outside of the United States, our users have a global footprint that subjects us to the risks of being found to do business internationally. We have users on our work marketplace located in over 180 countries, including some markets where we have limited experience, where challenges can be significantly different from those we have faced in more developed markets, and where business practices may create greater internal control risks. Further, certain skills and services are offered by freelancers concentrated in countries with higher risks of instability and geopolitical uncertainty, such as Russia and Ukraine, both of which have experienced recent political unrest. In addition, we engage freelancers located in many countries to provide services for our managed services offering and to us for internal projects. Because our website is generally accessible by users worldwide, we have received in the past, and may continue to receive, notices from jurisdictions claiming that we or our users are required to comply with their laws. Laws outside of the United States regulating the internet, payments, escrow, data protection, data residency, privacy, taxation, terms of service, website accessibility, consumer protection, intellectual property ownership, services intermediaries, payment intermediaries, labor and employment, wage and hour, worker classification, worker health, background checks, and recruiting and staffing companies, among others, which could be interpreted to apply to us, are often less favorable to us than those in the United States, giving greater rights to competitors, users, and other third parties. Compliance with international laws and regulations may be more costly than expected, may require us to change our business practices or restrict our product offerings, and the imposition of any such laws or regulations on us, our users, or third parties that we or our users utilize to provide or use our services, may adversely impact our revenue and business. In addition, we may be subject to multiple overlapping legal or regulatory regimes that impose conflicting requirements which could lead to additional compliance costs and enhanced legal risks.
Risks inherent in conducting business with an international user base and engaging freelancers globally include, but are not limited to:
•being deemed to conduct business or have operations in the jurisdictions where users, including freelancers that provide services to us, are resident and being subject to their laws and regulatory requirements, including those concerning taxation;
•new, changed, or conflicting regulatory requirements;
•varying worker classification standards, regulations, and approaches to enforcement and requirements and expectations of employment;
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
•macroeconomic and political conditions, including in certain foreign jurisdictions such as the evolving relations between the United States and China and instability and geopolitical uncertainty in Russia and Ukraine;
•fluctuations in foreign currency exchange rates;
•lack of acceptance of localized services or of services generally because they are not localized;
•difficulties in, and costs of, staffing, managing, and operating international operations or support functions;
•weaker intellectual property protection;
•organizing or similar activity by workers, local unions, works councils, or other labor organizations in the U.S. or elsewhere;
•our ability to adapt to business practices and client requirements in different cultures;
•corporate or state-sponsored espionage or cyberterrorism; and
•geopolitical instability and security risks, such as armed conflict and civil or military unrest, political instability, human rights concerns, and terrorist activity in countries where we have users.
The risks described above may also make it costly or difficult for us to expand our operations internationally. Analysis of, and compliance with, global laws and regulations may substantially increase our cost of doing business. We may be unable to keep current with changes in laws and regulations as they develop. Although we have implemented policies and procedures designed to analyze whether these laws apply and, if applicable, support compliance with these laws and regulations, there can be no assurance that we will always maintain compliance, that our interpretations are or will remain correct, or that all of our employees, contractors, partners, users, and agents will comply. Any violations could result in enforcement actions or other proceedings, fines, civil and criminal penalties, damages, interest, costs and fees (including but not limited to legal fees), injunctions, loss of intellectual property rights, or reputational harm. If we are unable to comply with these laws and regulations or manage the complexity of global operations and supporting an international user base successfully and in a cost-effective manner, our business, operating results, and financial condition could be adversely affected.
Changes in laws or regulations relating to privacy or the protection, collection, storage, processing, transfer, or use of personal information, or any actual or perceived failure by us to comply with such laws and regulations or our privacy policies, could adversely affect our business.
We receive, collect, store, process, transfer, and use personal information and other user data. There are numerous federal, state, local, and international laws and regulations regarding privacy, data protection, information security, and the collection, storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other data. The scope of these laws and regulations is changing, subject to differing interpretations, and may be inconsistent among states and countries, or conflict with other laws and regulations. We are also subject to the terms of our privacy policies and legal and contractual obligations to third parties related to privacy, data protection, and information security. The regulatory framework for privacy and data protection worldwide is, and is likely to remain for the foreseeable future, uncertain and complex, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that we do not anticipate or that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Further, any significant change to applicable laws, regulations, or industry practices regarding the collection, use, retention, security, or disclosure of the data of our users, employees, contractors, or others, or their interpretation or enforcement, or any changes regarding the manner in which the express or implied consent of users for the collection, use, retention, or disclosure of such data must be obtained, including in response to the COVID-19 pandemic, could increase our costs and require us to modify our services and features, possibly in a material manner, which we may be unable to complete in a cost-effective manner, or at all, and may limit our ability to store and process user data or develop new services and features.
We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security that are proposed and enacted in various jurisdictions. For example, European legislators adopted the General Data Protection Regulation, which we refer to as the GDPR, which became effective in May 2018 and superseded the existing EU, data protection legislation, imposes more stringent EU data protection requirements, and provides for significant penalties for noncompliance. The GDPR created new compliance obligations applicable to our business, users, vendors, and third-party partners, which expose us to increased financial penalties for noncompliance, including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million, whichever is higher, for the most serious violations. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR has been and will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and there is a risk that we may be subject to governmental investigations or enforcement actions, fines and penalties, claims, litigation, and reputational harm in connection with any European activities.
Moreover, on July 16, 2020, the Court of Justice of the European Union, which we refer to as the CJEU, declared the EU-U.S. Privacy Shield to be an invalid mechanism for transferring personal information from the EU to the United States. In addition, while the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal information transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. The use of standard contractual clauses for the transfer of personal information specifically to the United States remains under review by a number of European data protection supervisory authorities. German and Irish supervisory authorities have indicated that the standard contractual clauses alone provide inadequate protection for EU-US data transfers. On August 10, 2020, the U.S. Department of Commerce and the European Commission announced new discussions to evaluate the potential for an enhanced EU-U.S. Privacy Shield framework to comply with the July 16 judgment of the CJEU. The CJEU’s decision (and certain regulatory guidance issued in its wake) and recent statements by EU supervisory authorities have led to uncertainty regarding the legality of EU-U.S. data flows in general and those conducted under the Privacy Shield in particular. The CJEU’s decision may continue to create new compliance obligations applicable to our business, users, vendors, and third-party partners, which could cause us to change our business practices. As further guidance is issued by European authorities, the full rights and responsibilities resulting from the CJEU’s decision may continue to change.
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
Further, in connection with its process of leaving the EU, the United Kingdom has enacted the Data Protection Act 2018, which we refer to as the Data Protection Act, that is substantially consistent with the GDPR. From the beginning of 2021 (when the transitional period following Brexit expired), we will have to continue to comply with the GDPR and also the Data Protection Act, with each regime having the ability to fine up to the greater of €20 million (£17 million) or 4% of global turnover. The relationship between the United Kingdom and the EU remains uncertain, for example, how data transfers between the United Kingdom and the EU and other jurisdictions will be treated and the role of the United Kingdom’s supervisory authority. These changes will lead to additional costs as we try to ensure compliance with new privacy legislation and will increase our overall risk exposure.
Additionally, in June 2018, California passed the CCPA, which provides new privacy rights for consumers and new operational requirements for companies. The CCPA became effective on January 1, 2020 and enforcement began on July 1, 2020, along with related regulations which came into force on August 14, 2020. Fines for noncompliance may be up to $7,500 per violation without limitations. Additionally, on November 3, 2020 Californians passed a ballot initiative called the California Privacy Rights Act, which we refer to as the CPRA, which extends the CCPA and imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. The costs of compliance with, and other burdens imposed by, the GDPR, CCPA, and CPRA may limit the use and adoption of our products and services and could have an adverse impact on our business. Because the GDPR, the UK’s Data Protection Act, the CCPA, and the CPRA are in force or recently passed, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal and state administrative agencies, and our interpretations of these laws and efforts to comply with the rules and regulations of these laws may be deemed invalid. Additionally, the CCPA has prompted a number of proposals for new federal and state-level privacy legislation, such as in New York, Nevada, Virginia, New Hampshire, and other jurisdictions. If passed, these new laws could add additional complexity, impact our business strategies, increase our potential liability, increase our compliance costs, and adversely affect our business.
Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to users, employees, contractors, or other third parties, or any other legal obligations or regulatory requirements relating to privacy, data protection, or information security may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our users to lose trust in us, and otherwise have an adverse effect on our reputation and business. Our ability to comply with a global patchwork of competing privacy regimes may be inhibited by the competing nature of those regimes. It is possible that, as new regulatory requirements come into law, especially those which may diverge, even slightly, from existing regulatory frameworks, such as the United Kingdom’s Data Protection Law as it leaves the EU, we may incur costs related to compliance, or may need to seek remedies to ensure such competing regimes are interpreted and enforced fairly. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our work marketplace.
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
Our subsidiary, Upwork Escrow, is licensed as an internet escrow agent under California’s Escrow Law and is subject to regulations applicable to internet escrow agents promulgated by the DFPI. While we have received two inquiries, each prior to 2014, from regulatory authorities inquiring whether we are engaging in payment activities through Upwork Escrow or oDesk (which is now Upwork Global Inc., which we refer to as Upwork Global), these inquiries were resolved in our favor and did not require us to obtain a license in the applicable jurisdiction.
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
Failure to comply with anti-corruption, anti-money laundering, and sanctions laws, including the U.S. Foreign Corrupt Practices Act, which we refer to as the FCPA, and similar laws associated with our activities outside of the United States, could subject us to penalties and other adverse consequences.
We have voluntarily implemented an anti-money laundering compliance program designed to address the risk of our work marketplace being used to facilitate money laundering, terrorist financing, or other illicit activity. We also have policies, procedures, and sophisticated technology designed to allow us to comply with U.S. economic sanctions laws and prevent our work marketplace from being used to facilitate business in countries, regions, or with persons or entities included on designated lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Control, which we refer to as OFAC, and equivalent foreign authorities. We may be subject to fines or other penalties in one or more jurisdictions levied by federal or state or local regulators, including state attorneys general, as well as those levied by foreign regulators in the event that we engage in any conduct, intentionally or not, that facilitates money laundering, terrorist financing, or other illicit activity, or that violates sanctions or otherwise constitutes sanctionable activity. Regulators continue to increase their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program, including the procedures that we use to verify the identity of our users and to monitor our work marketplace for suspicious or potential illegal activity. In addition, any policies and procedures that we implement to comply with OFAC regulations may not be effective, including in preventing users from using our services within the OFAC-sanctioned countries of North Korea, Syria, and Iran, and the Crimea region of Ukraine. Attempts by individuals or entities that have been designated by OFAC or are located in a country subject to an embargo by the United States to utilize our service or take advantage of us or our users may also be exacerbated during a macroeconomic downturn, such as the one caused by the COVID-19 pandemic. Given the technical limitations in developing controls to prevent, among other things, the ability of users to publish on our work marketplace false or deliberately misleading information or to develop sanctions-evasion methods, it is possible that we may inadvertently and without our knowledge provide services to individuals or entities that have been designated by OFAC or are located in a country subject to an embargo by the United States that may not be in compliance with the economic sanctions regulations administered by OFAC.
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
From time to time, we are involved in litigation and receive demands and claims threatening possible litigation. The outcome of any litigation (including class actions and individual lawsuits or arbitration), regardless of its merits, is inherently uncertain. Regardless of the merits or ultimate outcome of any claims that have been or may be brought against us or that we may bring against others, pending or future litigation could result in a diversion of management’s attention and resources and reputational harm, and we may be required to incur significant expenses defending against these claims or pursuing claims against third parties. If we are unable to prevail in litigation, we could incur substantial liabilities. We may also determine that the most cost-

effective and efficient way to resolve a dispute is to enter into a settlement agreement, and terms of any such settlement agreements are increasingly limited by legislation. Where we can make a reasonable estimate of the liability relating to pending litigation and determine that it is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of uncertainties relating to litigation, the amount of our estimates could be wrong as determining reserves for pending litigation is a complex, fact-intensive process that is subject to judgment calls. Any adverse determination related to litigation or adverse terms contained in a settlement agreement could require us to change our technology or our business practices in costly ways, prevent us from offering certain products or services, require us to pay monetary damages, fines, or penalties, or require us to enter into royalty or licensing arrangements, and could adversely affect our operating results and cash flows, harm our reputation, or otherwise negatively impact our business.
We may be required to comply with governmental export control laws and regulations. Our failure to comply with these laws and regulations could have an adverse effect on our business and operating results.
We may be subject to U.S. export controls and sanctions regulations that prohibit the shipment or provision of certain products and services to certain countries, governments, and persons targeted by U.S. sanctions. While we take precautions to prevent aspects of our work marketplace from being exported in violation of these laws, including implementing internet protocol address blocking, we cannot guarantee that the precautions we take will prevent violations of export control and sanctions laws. If we are found to be in violation of U.S. sanctions or export control laws, it could result in substantial fines and penalties for us and for the persons working for us.
In addition, various countries regulate the import and export of certain encryption and other technology, including imposing import and export permitting and licensing requirements, and have enacted laws that could limit our ability to distribute aspects of our work marketplace or could limit our users’ ability to access our work marketplace in those countries. Changes in our work marketplace, or future changes in export and import regulations may prevent our international users from utilizing our work marketplace or, in some cases, prevent the export or import of our work marketplace to certain countries, governments, or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our work marketplace by existing or potential users with international operations. Any decreased use of our work marketplace or limitation on our ability to export or sell our products would likely adversely affect our business, operating results, and financial results.
Risks Related to Finance, Accounting, and Tax Matters
We have a history of net losses, anticipate increasing our operating expenses in the future, and may not achieve or sustain profitability.
We have a history of incurring net losses, and we expect to incur net losses for the foreseeable future. For the years ended December 31, 2020, 2019, and 2018, we incurred net losses of $22.9, $16.7 million, and $19.9 million, respectively. As of December 31, 2020, we had an accumulated deficit of $194.8 million. We have made, and expect to continue to make, significant expenditures related to the development and expansion of our business, including investing in marketing programs and activities, such as brand promotion efforts, including those designed to reach new and existing clients seeking to engage with remote freelancers in light of the COVID-19 pandemic; enhancing our Upwork Enterprise and other premium offerings; expanding our services and features; expanding our international user base; broadening and deepening the categories on our work marketplace; promoting client engagement of those freelancers that typically optimize to deliver larger projects, including through our Upwork Payroll offering; localizing our offerings in select locations; enhancing our mobile product offering and our U.S.-to-U.S. domestic marketplace offering; expanding our sales force; and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These and other efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. While our revenue has grown in recent years, we may not be able to sustain the same level of growth in future periods, or at all. For example, we experienced a reduction in the growth of GSV and revenue in the second quarter of 2020, due to the effects of the COVID-19 pandemic and could experience a similar reduction in GSV and revenue growth following the COVID-19 pandemic. If our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot ensure that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.
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
•uncertainty regarding demand for our work marketplace following the COVID-19 pandemic;
•ongoing uncertainty and impact on the global economy and spending by large, medium and small companies relating to the COVID-19 pandemic, the shift to remote work, availability of qualified freelancers, and uncertainty regarding the timing and nature of any future economic recovery, as discussed further below;
•our ability to generate significant revenue from our Upwork Basic, Plus, and Enterprise offerings, and our other premium offerings;
•spending patterns of clients, including whether those clients that use our work marketplace frequently or for larger projects, reduce their spend, stop using our work marketplace, or change their method of payment to us, including in each case as a result of the implementation of macroeconomic or other external factors, new pricing or the introduction of new or modified products or services on our work marketplace, such as the changes made in the pricing and packaging of Connects purchases in 2019, and any pricing or other changes made in response to the COVID-19 pandemic;
•due to our tiered pricing model for freelancer service fees, the mix in any period between freelancers that have billed larger amounts to clients on our work marketplace, where we charge a lower rate on billings, and freelancers that have billed clients less on our work marketplace, where we charge a higher rate on billings;
•our ability to maintain and grow our community of users, including our ability to acquire large enterprise, global account, and mid-market clients with larger, longer-term talent needs and qualified freelancers;
•our ability to respond to competitive developments, including new and emerging competitors, pricing changes, and the introduction of new products and services by our competitors;
•our ability to attract, retain and grow small- and medium-sized business clients;
•the success of our marketing and brand positioning efforts;
•the productivity and effectiveness of our sales force;
•the length and complexity of our sales cycles;
•our ability to attract and retain freelancers that provide the types and quality of services sought by clients on our work marketplace, particularly freelancers that provide services for which client demand exceeds supply on our work marketplace;
•the demand for and types and quality of skills and services that are offered on our work marketplace by freelancers;
•ongoing uncertainty regarding U.S. and global political conditions;
•the number of users circumventing our work marketplace and our fees, which could increase during economic downturns, such as the current macroeconomic downturn resulting from the COVID-19 pandemic;
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
•fluctuations in the prices that freelancers charge clients on our work marketplace;
•changes to our pricing model, including associated fees, and any resulting change to how we recognize revenue;
•spending patterns and project bidding behavior of freelancers with respect to the products and services available to them on our work marketplace, such as membership fees and Connects purchases;
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
•seasonal spending patterns by clients or work patterns by freelancers, seasonality in the labor market, and mitigated impact of typical seasonality in the labor market due to the COVID-19 pandemic and the resulting restrictions intended to prevent its spread, as well as the number of business days, the number of Mondays (i.e., the day we bill and recognize revenue for a substantial portion of our client fees each week) or the number of Sundays (i.e., the day we bill and recognize revenue for the majority of our freelancer service fees each week) in any given quarter, as well as local, national, or international holidays;
•changes in the mix of products and services that our enterprise clients or other users demand;
•changes in the law or interpretation of law, or in the statutory, legislative, or regulatory environment, such as with respect to privacy, data security, wage and hour regulations, worker classification (including classification of independent contractors or similar workers and classification of employees as exempt or non-exempt), internet regulation, payment processing, global trade, or tax obligations;
•fluctuations in the mix of payment provider costs and the revenue generated from payment providers;
•the episodic nature of freelance work generally or changes to demand for freelance work due to political or regulatory changes or uncertainty;
•the impact of public health pandemics, especially the COVID-19 pandemic, or other global or regional events or conditions;
•fluctuations in transaction losses;
•fluctuations in trade and client receivables due to the timing of cash receipts from clients and the number of transactions on our work marketplace;
•increases in, and timing of, operating expenses that we may incur to grow and expand our operations and to remain competitive, such as advertising and other marketing expenses, including those associated with evolving our brand positioning;
•the cost and time needed to develop and upgrade our work marketplace to incorporate new technologies or develop new or improved offerings;
•the impact of outages of our work marketplace and associated reputational harm, including the planned outage resulting from our migration from the AWS data centers in California to the AWS data center in Oregon scheduled for the first quarter of 2021;
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
•non-cash accounting charges such as stock-based compensation expense, including those related to executive compensation arrangements, and depreciation and amortization;
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
We may expand the geographic scope of our product and marketing efforts, operations, and personnel to support our global user base. Our corporate structure and associated transfer pricing policies contemplate future growth into international markets, and consider the functions, risks, and assets of the various entities involved in the intercompany transactions. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of the various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to the intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties. This could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.
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
As of December 31, 2020, we had net operating loss carryforwards for U.S. federal income tax purposes and state income tax purposes of $343.1 million and $72.9 million, respectively, available to offset future taxable income. Our federal net operating loss carryforward amounts began to expire in 2019, including $14.5 million that expired in 2019, $15.1 million that expired in 2020, and $21.6 million that will expire in 2021, and will continue to expire in 2022 and future years. The state net operating loss carryforward amounts will begin to expire in 2028. Realization of these net operating loss carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our operating results.
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, which we refer to as the Internal Revenue Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards and other tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.
Our loan and security agreement provides our lender with a first-priority lien against substantially all of our assets (excluding our intellectual property), and contains financial covenants and other restrictions on our actions, which could limit our operational flexibility and otherwise adversely affect our financial condition.
Our loan and security agreement with Silicon Valley Bank, as amended, which we refer to as the Loan Agreement, restricts our ability to, among other things:
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
In order to support our growth and respond to business challenges, such as developing new features or enhancements to our work marketplace, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business and we intend to continue to make such investments. In addition, we may, from time to time, seek to acquire or strategically invest in other complementary products, technologies, or businesses. As a result, we may need to engage in equity or debt financings, in lieu of or in addition to borrowing funds under our Loan Agreement, to obtain the funds required for these investments, acquisitions, and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to those of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve additional restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions and strategic investments. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations. Moreover, the COVID-19 pandemic and resulting macroeconomic downturn may cause significant disruptions of global financial markets, which may impact our ability to access capital now and in the future, and capital may be available only on terms less favorable to us.
Our reported financial results may be adversely affected by changes in U.S. GAAP.
U.S. GAAP is subject to interpretation by the Financial Accounting Standards Board, which we refer to as the FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change and could result in variability of our financial results. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
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
As we expand our international footprint, we will become more exposed to the effects of fluctuations in currency exchange rates. Although we expect an increasing number of sales contracts to be denominated in currencies other than the U.S. dollar in the future, all of our sales contracts are and have historically been denominated in U.S. dollars. However, we offer clients the option to settle invoices denominated in U.S. dollars in the local currencies of several non-U.S. countries, and therefore, a portion of our revenue is subject to foreign currency risk. While we currently use derivative instruments to hedge certain exposures to fluctuations in foreign currency exchange rates, the use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, a strengthening of the U.S. dollar could increase the real cost of transacting on our work marketplace to clients located outside of the United States and could result in a loss of such clients, which could adversely affect our business, operating results, financial condition, and cash flows.
Risks Related to Ownership of Our Common Stock
The stock price of our common stock has been and may continue to be volatile, and you could lose all or part of your investment.
The market price of our common stock has been and may continue to be volatile, particularly in light of the macroeconomic uncertainty created by the COVID-19 pandemic. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control and some of which will be impacted by the COVID-19 pandemic and the resulting restrictions intended to prevent its spread and macroeconomic downturn, including:
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
•lawsuits threatened or filed against us or our key personnel, litigation involving our industry, or both, or lawsuits threatened or filed against our users relating to their use of our work marketplace;
•recruitment or departure of key personnel;
•developments or disputes concerning our or other parties’ products, services, or intellectual property rights;
•negative publicity related to the real or perceived quality or security of our work marketplace, as well as the failure to timely launch new products and services that gain market acceptance;
•acquisitions, strategic partnerships, joint ventures, or capital commitments;
•speculative trading practices by stockholders and other market participants;
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
•political changes or events, such as the ongoing U.S. and global political and international relations environment; and
•other events or factors, including those resulting from war, incidents of terrorism, or responses to these events.

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
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market. The perception that these sales might occur may also cause the market price of our common stock to decline. We had a total of 124,795,222 shares of our common stock outstanding as of December 31, 2020. All shares of our common stock are freely tradable, generally without restrictions or further registration under the Securities Act of 1933, as amended, which we refer to as the Securities Act subject to certain exceptions for shares held by our “affiliates” as defined in Rule 144 under the Securities Act.
In addition, as of December 31, 2020, we had outstanding (i) stock options that, if fully exercised, would result in the issuance of 4,858,590 shares of common stock and (ii) 5,568,225 unvested RSUs. We have filed registration statements on Form S-8 to register shares reserved for future issuance under our equity compensation plans. The shares issued upon exercise of outstanding stock options or settlement or outstanding RSUs will be available for immediate resale in the United States on the open market.
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
As of December 31, 2020, our executive officers, directors, 5% or greater stockholders, and affiliated entities together beneficially owned a meaningful portion of our common stock. As a result, these stockholders, acting together, could have substantial influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and might ultimately affect the market price of our common stock.
If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, the price of our common stock and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If industry analysts cease coverage of us or fail to publish reports on us regularly, the trading price and trading volume for our common stock would be negatively affected. As of December 31, 2020, there were six securities analysts that cover us and publish reports on us regularly. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of our common stock would likely decline. If one or more of these analysts cease coverage of us, which has occurred previously, or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.
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
Provisions in our restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our restated certificate of incorporation and amended and restated bylaws include provisions that:
•provide that our board of directors is classified into three classes of directors with staggered three-year terms;
•permit the board of directors to establish the number of directors and fill any vacancies and newly-created directorships;
•require super-majority voting to amend some provisions in our restated certificate of incorporation and amended and restated bylaws;
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
In addition, our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, which we refer to as the DGCL, our restated certificate of incorporation, or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. Our amended and restated bylaws also provide that the federal district courts of the United States would be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, which we refer to as the Federal Forum Provision. Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision.
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
General Risks
Adverse or changing economic conditions may negatively impact our business.
Our business depends on the overall demand for labor and on the economic health of current and prospective clients that use our work marketplace. Any significant weakening of the economy in the United States or Europe or of the global economy, including the macroeconomic downturn caused by the COVID-19 pandemic and the resulting increase in unemployment rates, more limited availability of credit, a reduction in business confidence and activity, decreased government spending, economic and political uncertainty, financial turmoil affecting the banking system or financial markets, trade wars and higher tariffs, a more limited market for independent professional service providers or information technology services, shifts away from remote work, and other adverse economic or market conditions may adversely impact our business and operating results. Global economic and political events or uncertainty may cause some of our current or potential clients to curtail spending on our work marketplace, and may ultimately result in new regulatory and cost challenges to our operations. In addition, small- and medium-sized businesses have been disproportionately impacted by the macroeconomic downturn resulting from the COVID-19 pandemic, some of which have reduced their spend on our work marketplace. These adverse conditions have resulted, and may continue to result, in reductions in revenue, increased operating expenses, longer sales cycles, slower adoption of new technologies, and increased competition. There is also risk that when overall global economic conditions are positive, our business could be negatively impacted by a decreased demand for freelancers as businesses utilize more full-time employees relative to their use of independent contractors. We cannot predict the timing, strength, or duration of any economic slowdown, including the macroeconomic downturn caused by the COVID-19 pandemic, or any subsequent recovery generally. If the conditions in the general economy continue to deteriorate as a result of the COVID-19 pandemic or otherwise, our business, financial condition, and operating results could continue to be adversely affected.
We may be adversely affected by natural disasters and other catastrophic events, including the current COVID-19 pandemic, by man-made problems such as terrorism, or failures of technology, that could disrupt our business operations and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
A significant natural disaster, such as an earthquake, blizzard, hurricane, fire, flood, or other catastrophic event, such as a power loss or telecommunications failure, or other technological failure resulting in the permanent destruction of data, could have a material adverse impact on our business, financial condition, and operating results. In the event of natural disaster or other catastrophic event, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our work marketplace, lengthy interruptions in service, security breaches, and loss of critical data, all of which could have an adverse effect on our operating results. Certain of our departments are situated primarily in one office location and any natural disaster or catastrophic event to such office or the surrounding communities where our employees live may impact productivity or revenue generating activities by employees based in that office. Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity and catastrophic fires. In addition, natural disasters and other catastrophic events could affect our partners’ ability to perform services for users on a timely basis. In the event any such partners’ information technology systems or service abilities are hindered by any of the events discussed above, our ability to provide our work marketplace and other services may be impaired, resulting in missing financial targets for a particular quarter or year, or longer period. Further, if a natural disaster or other catastrophic event occurs in a region from which we derive a significant portion of our revenue, users in that region may delay or forego use of our work marketplace or other services, which may adversely impact our operating results. In addition, acts of terrorism, civil disorder, public health pandemics (including the COVID-19 pandemic), or military conflict could cause disruptions in our business or the business and activity of our partners, users, or the economy as a whole. These disruptions may be more severe than in the case of natural disasters. All of the aforementioned risks may be augmented if our or our partners’ business continuity and disaster recovery plans prove to be inadequate. To the extent that any of the above results in delays or reductions in platform availability, activities or other services, our business, financial condition, and operating results would be adversely affected.
We may be adversely affected by the withdrawal of the United Kingdom from the EU Single Market and Customs Union.
In January 2020, the United Kingdom formally withdrew from the EU, which we refer to as Brexit. Upon its withdrawal, pursuant to an agreement reached between the United Kingdom and the EU, a transition period came into effect which ended on December 31, 2020, from which time the United Kingdom withdrew from the EU Single Market and Customs Union. On December 24, 2020, the EU and the United Kingdom agreed the terms of a trade and cooperation agreement which sets out the terms of their future relationship, which we refer to as the Trade Agreement. The Trade Agreement offers United Kingdom and EU businesses preferential access to each other’s markets, ensuring imported goods will be free of tariffs and quotas. However, economic relations between the United Kingdom and the EU will now be on more restricted terms than before and there remains uncertainty around the post-Brexit regulatory environment, as the provisions of the Trade Agreement do not cover the services sector. This uncertainty could cause significant economic disruption and further depress consumer confidence and the economy of the United Kingdom. Our results of operations derived from revenue earned from clients and freelancers in the United Kingdom may be adversely affected by such uncertainty. Brexit could also contribute to instability in global financial and foreign exchange markets, including volatility in the value of the Euro and the British Pound, which are currencies in which we transact business. In addition, we could be adversely impacted by changes in trade policies, labor, tax or other laws and regulations, and intellectual property rights and supply chain logistics. All or any one of these factors could adversely affect our business, revenue, financial condition, and results of operations.
Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
Our corporate headquarters are located in Santa Clara, California, where we occupy facilities totaling approximately 32,500 square feet under a sublease agreement that expires in October 2028.
We also lease office space in San Francisco, California and Chicago, Illinois and rent working space in Oslo, Norway.
We may procure additional space as we add employees and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations; however, in light of the COVID-19 pandemic and the restrictions intended to prevent its spread, we are evaluating our needs for current office space.
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
Holders of Record
As of January 31, 2021, there were approximately 730 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these record holders.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our capital stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, operating results, capital requirements, general business conditions, and other factors that our board of directors may deem relevant.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item will be included in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020, and is incorporated herein by reference.

Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Upwork Inc. under the Securities Act or the Exchange Act.
The following graph shows a comparison from October 3, 2018 (the date our common stock commenced trading on The Nasdaq Global Select Market), through December 31, 2020, of the cumulative total returns for our common stock, the NASDAQ Composite Index and the NASDAQ 100 Technology Index, respectively. The graph assumes $100 was invested at the market close on October 3, 2018 in the common stock of Upwork Inc. Such returns are based on historical results and are not intended to suggest future performance. The NASDAQ Composite Index and the NASDAQ 100 Technology Index assume reinvestment of any dividends.

Comparison of Cumulative Total Return of Upwork Inc.
$200
$175
$150
$125
$100
$75
$50
$25
$0
10/03/18
12/31/18
03/29/19
06/28/19
09/30/19
12/31/19
03/31/20
06/30/20
09/30/20
12/31/20
NASDAQ Composite
NASDAQ 100 Technology
Upwork Inc.

Recent Sales of Unregistered Securities
In October 2020, we issued 49,971 shares of our common stock upon the cashless exercise of a warrant to purchase up to an aggregate of 500,000 shares of common stock. The warrant was exercised as to all 50,000 then-vested and exercisable shares. In lieu of a cash payment, the holder of the warrant surrendered 29 shares of common stock to cover the exercise price in accordance with the terms of the warrant. The offer, sale, and issuance of these securities was deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act. The recipient of securities acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in this transaction. The recipient of the securities was an accredited or sophisticated person and had adequate access, through business or other relationships, to information about us.

Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Item 6. Selected Consolidated Financial Data.
The following tables present selected historical consolidated financial and other data for our business. We derived the selected consolidated statements of operations data for the years ended December 31, 2020, 2019, and 2018 and the consolidated balance sheet data as of December 31, 2020 and 2019 from our audited consolidated financial statements that are included elsewhere in this Annual Report. We derived the selected consolidated statements of operations data for the years ended December 31, 2017 and 2016 and the selected consolidated balance sheet data as of December 31, 2018, 2017, and 2016 from our audited consolidated financial statements not included in this Annual Report. Our historical results are not necessarily indicative of the results that may be expected for any other period in the future.
On December 31, 2019, we adopted Topic 606 effective as of January 1, 2019 using the modified retrospective method. Financial results for the years ended December 31, 2020 and 2019 are presented in accordance with this new revenue recognition standard. Historical financial results for reporting periods prior to 2019 are presented in conformity with amounts previously disclosed under the prior revenue recognition standard, Topic 605.

The following historical selected consolidated financial data should be read in conjunction with, and are qualified in their entirety by reference to, the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report. You should read this information in conjunction with the sections titled “Business” and “Risk Factors” included elsewhere in this Annual Report.

	Year Ended December 31,
	2020	2019	2018	2017	2016
Consolidated Statements of Operations Data:	(in thousands, except per share data and percentages)
Revenue
Marketplace	$338,152	$268,284	$223,831	$178,046	$138,484
Managed services	35,476	32,278	29,523	24,506	25,961
Total revenue	373,628	300,562	253,354	202,552	164,445
Cost of revenue(1)	104,267	88,144	81,458	65,443	62,578
Gross profit	269,361	212,418	171,896	137,109	101,867
Operating expenses
Research and development(1)	83,471	64,027	55,488	45,604	37,902
Sales and marketing(1)	133,225	95,891	72,963	53,044	37,437
General and administrative(1)	71,518	67,327	49,336	37,334	35,446
Provision for transaction losses	3,555	3,905	5,821	4,250	5,550
Total operating expenses	291,769	231,150	183,608	140,232	116,335
Loss from operations	(22,408)	(18,732)	(11,712)	(3,123)	(14,468)
Interest expense	778	1,306	2,038	960	858
Other (income) expense, net	(469)	(3,407)	6,142	62	908
Loss before income taxes	(22,717)	(16,631)	(19,892)	(4,145)	(16,234)
Income tax benefit (provision)	(150)	(28)	(15)	22	1
Net loss	(22,867)	(16,659)	(19,907)	(4,123)	(16,233)
Premium on repurchase of redeemable convertible preferred stock	—	—	—	(6,506)	—
Net loss attributable to common stockholders	$(22,867)	$(16,659)	$(19,907)	$(10,629)	$(16,233)
Net loss per share attributable to common stockholders, basic and diluted(2)	$(0.19)	$(0.15)	$(0.38)	$(0.32)	$(0.51)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	118,699	109,815	52,328	32,945	32,072

Other Financial and Operating Data: (3)
Core clients (4)	145.4	124.4	105.5	86.4	76.5
GSV (5)	$2,523,649	$2,087,055	$1,756,289	$1,373,161	$1,148,363
Client spend retention (6)	102%	102%	108%	99%	85%
Marketplace take rate (7)	13.6%	13.1%	13.0%	13.2%	12.3%
Adjusted EBITDA (8)	$14,022	$7,438	$3,824	$7,909	$1,260
(1)Includes stock-based compensation expense as follows:

Cost of revenue	$779	$456	$282	$290	$193
Research and development	9,783	6,471	3,258	1,797	1,820
Sales and marketing	4,440	2,609	1,637	1,299	1,052
General and administrative	10,506	9,262	5,184	3,460	4,201
Total	$25,508	$18,798	$10,361	$6,846	$7,266
(2)See “Note 2—Basis of Presentation and Summary of Significant Accounting Policies” and “Note 12—Net Loss per Share” of the notes to our consolidated financial statements included elsewhere in this Annual Report for an explanation of the calculations of our net loss per share, basic and diluted.
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

	As of December 31,
	2020	2019	2018	2017	2016
Consolidated Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$94,081	$48,392	$129,128	$21,595	$27,326
Marketable securities	75,570	85,481	—	—	—
Working capital	162,054	131,537	128,282	29,483	31,205
Total assets	529,227	446,380	391,573	275,189	249,600
Debt, current and noncurrent	10,723	18,283	23,910	33,833	16,962
Redeemable convertible preferred stock	—	—	—	166,486	178,785
Total stockholders’ equity (deficit)	299,310	259,424	243,745	(31,367)	(30,131)

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

The following table presents a reconciliation of net loss, the most directly comparable financial measure prepared in accordance with U.S. GAAP, to adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Net loss	$(22,867)	$(16,659)	$(19,907)	$(4,123)	$(16,233)
Add back (deduct):
Stock-based compensation expense	25,508	18,798	10,361	6,846	7,266
Depreciation and amortization	10,172	6,661	4,949	4,186	8,462
Interest expense	778	1,306	2,038	960	858
Other (income) expense, net	(469)	(3,407)	6,142	62	908
Income tax (benefit) provision	150	28	15	(22)	(1)
Tides Foundation common stock warrant expense	750	711	226	—	—
Adjusted EBITDA	$14,022	$7,438	$3,824	$7,909	$1,260

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
Overview
Business
Independent talent is an increasingly sought-after, critical, and expanding segment of the global workforce. We operate the world’s largest work marketplace that connects businesses with independent talent, as measured by GSV. GSV represents the total amount that clients spend on both our marketplace offerings and our managed services offering as well as additional fees we charge to both clients and freelancers for other services. We define freelancers as users that advertise and provide services to clients through our work marketplace, and we define clients as users that work with freelancers through our work marketplace. Freelancers on our work marketplace include independent professionals and agencies of varying sizes. The clients on our work marketplace range in size from small businesses to Fortune 100 companies. With users in over 180 countries, our work marketplace enabled $2.5 billion of GSV for the year ended December 31, 2020. For purposes of determining countries where we enable GSV, we include both the countries in which the clients that paid for the applicable services are located, as well as the countries in which the freelancers that provided those services are located.
As a global work marketplace that connects freelancers and clients regardless of their location, our GSV originates from around the world. Of the $2.5 billion of GSV enabled on our work marketplace in 2020, approximately 25% was generated from U.S. freelancers, our largest freelancer geography, as measured by GSV, in each of 2020, 2019, and 2018, while freelancers in India and the Philippines remained our next largest freelancer geographies in all three years. Of the $2.1 billion and $1.8 billion of GSV enabled on our work marketplace in 2019 and 2018, respectively, approximately 27% and 23%, respectively, was generated from freelancers in the United States.
Approximately 67% of our GSV in 2020 was generated from U.S. clients, compared to approximately 68% and 66% of GSV in 2019 and 2018, respectively, with clients in no other country representing more than 10% of our GSV in any year.
We generate revenue from both freelancers and clients, with a majority of our revenue generated from service fees charged to freelancers. We also generate revenue from fees charged to both clients and freelancers for other services, such as for transacting payments through our work marketplace, premium offerings, purchases of Connects, foreign currency exchange, and our Upwork Payroll offering. In addition, we provide a managed services offering where we engage freelancers to complete projects, directly invoice the client, and assume responsibility for work performed.
On December 31, 2019, we adopted Topic 606 effective as of January 1, 2019 using the modified retrospective method. As a result, revenue results for the years ended December 31, 2020 and 2019 are presented in accordance with this new revenue recognition standard while historical revenue results for reporting periods prior to 2019 are presented in conformity with amounts previously disclosed under the prior revenue recognition standard, Topic 605.
Financial Highlights for 2020
In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic, which continues to spread throughout the United States and the world, and has resulted in governmental authorities implementing numerous measures to contain the virus, including travel bans and restrictions, shelter-in-place orders, and business limitations and shutdowns. The COVID-19 pandemic and the resulting restrictions intended to prevent its spread have accelerated the secular shift toward remote and independent work, and, with our unique, remote-based business model, the COVID-19 pandemic has not impacted our clients’ access to highly-skilled freelancers to complete short- and long-term projects on our work marketplace. In 2020, we continued to identify opportunities to prioritize our advertising and marketing efforts in order to reach those new and existing clients seeking to engage with independent talent due to the COVID-19 pandemic, as well as companies that have already embraced a remote work model. As a result of these efforts, our 2020 results were fueled by both existing and new clients, who used our work marketplace to address their changing business needs.
We began to see the impact of the pandemic on our results at the end of the first quarter, when we experienced a temporary reduction in the growth rates of GSV and revenue. This trend continued into the beginning of the second quarter, driven by spend contraction by many of our clients, as the COVID-19 pandemic continued to disrupt their businesses. These trends stabilized in the second half of the second quarter, and improved thereafter, contributing to an overall increase in the growth rates of GSV and revenue in 2020. Also, beginning in the second half of the second quarter of 2020, we began to see an increase in client acquisition driven by the acceleration in the shift toward remote work, due in part to the COVID-19 pandemic and the execution of our strategic initiatives. This increase in client acquisition continued to accelerate in the second half of 2020 and drove an increase in freelancer billings, which, in turn, drove an increase in marketplace revenue.
As a result, our work marketplace enabled $2.5 billion of GSV in 2020, $2.1 billion in 2019, and $1.8 billion in 2018, representing year-over-year increases of 21% in 2020 and 19% in 2019. We generated revenue of $373.6 million in 2020, $300.6 million in 2019, and $253.4 million in 2018, representing year-over-year increases of 24% in 2020 and 19% in 2019. While we have not incurred significant disruptions to our business thus far from the COVID-19 pandemic, at this time, we are unable to fully assess the aggregate impact it will have on our business due to various uncertainties, which include, but are not limited to, the duration of the pandemic, its effect on the economy, its impact to the businesses of our clients, actions that may be taken by governmental authorities related to the pandemic, and other factors identified in Part I, Item 1A “Risk Factors” in this Annual Report, including the risk factor titled “Our business experienced, and may again experience, an adverse impact from the ongoing COVID-19 pandemic. In addition, users may reduce their use of our work marketplace following the COVID-19 pandemic.”
Additionally, while we have made significant investments to grow our business, including investments in sales and marketing to acquire new clients and drive brand awareness, in the fourth quarter of 2020, we decided that it was no longer cost-effective for our sales team to sell our Upwork Business offering. We do not expect this decision to have a material impact on our marketplace revenue, as we will service those clients that we had previously targeted with our Upwork Business offering with our other marketplace offerings, such as Upwork Basic and Plus. In 2020, we also made significant investments in research and development to build new product features and launch new offerings and in operations and personnel, and we intend to continue to focus on these efforts. As a result, we generated a net loss of $22.9 million in 2020 compared to a net loss of $16.7 million in 2019. Our adjusted EBITDA was $14.0 million in 2020, an increase of 89% from 2019. Adjusted EBITDA is a financial measure that is not prepared in accordance with, and is not an alternative to, financial measures prepared in accordance with U.S. GAAP. See the section titled “Selected Consolidated Financial Data—Non-GAAP Financial Measures” for a definition of adjusted EBITDA and information regarding our use of adjusted EBITDA and a reconciliation of net loss to adjusted EBITDA.
Key Financial and Operational Metrics
We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. On December 31, 2019, we adopted Topic 606 effective as of January 1, 2019 using the modified retrospective method. Financial results for the years ended December 31, 2020 and 2019 are presented in accordance with this new revenue recognition standard. Historical financial results for the year ended December 31, 2018 are presented in conformity with amounts previously disclosed under the prior revenue recognition standard, Topic 605.
Our key metrics were as follows as of or for the periods presented (in thousands, except percentages):

	As of or for the Year Ended December 31,
	2020	2019	2018
GSV	$2,523,649	$2,087,055	$1,756,289
Marketplace revenue	$338,152	$268,284	$223,831
Marketplace take rate	13.6%	13.1%	13.0%
Core clients	145.4	124.4	105.5
Client spend retention	102%	102%	108%
Net loss	$(22,867)	$(16,659)	$(19,907)
Adjusted EBITDA (1)	$14,022	$7,438	$3,824
(1)Adjusted EBITDA is not prepared in accordance with, and is not an alternative to, financial measures prepared in accordance with U.S. GAAP. See “Selected Consolidated Financial Data—Non-GAAP Financial Measures” above for a definition of adjusted EBITDA and for information regarding our use of adjusted EBITDA and a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure prepared under U.S. GAAP.
As discussed below with respect to each key metric, we believe these key financial and operational metrics are useful to evaluate period-over-period comparisons of our business and in understanding our operating results, and management uses these metrics to track our performance. For a discussion of limitations in the measurement of our key financial and operational metrics, see “Risk Factors—We track certain performance metrics with internal tools and do not independently verify such metrics. Certain of our performance metrics may not accurately reflect certain details of our business, are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.” GSV represents the total amount that clients spend on our marketplace offerings and our managed services offering as well as additional fees we charge to both clients and freelancers for other services. We believe that GSV is an important metric, as it represents the overall amount of business transacted through our work marketplace, which in turn is a key driver of our financial results. We believe our marketplace revenue, which represents a majority of our revenue, will grow as GSV grows, although they could grow at different rates. We evaluate the correlation between marketplace revenue and GSV by measuring marketplace take rate, which is calculated as marketplace revenue divided by marketplace GSV. We use the number of core clients to track the number of clients that we consider are actively using our work marketplace, and this metric in any given period drives both GSV and client spend retention. Similarly, client spend retention impacts the growth rate of GSV. For information on how we define core clients and how we calculate client spend retention and marketplace take rate, see “—Core Clients,” “—Client Spend Retention,” and “—Marketplace Take Rate,” respectively, below.
Gross Services Volume (GSV)
GSV includes both client spend and additional fees charged for other services. Client spend, which we define as the total amount that clients spend on both our marketplace offerings and our managed services offering, is the primary component of GSV. GSV also includes additional fees charged to both clients and freelancers for other services and offerings, such as for transacting payments through our work marketplace, user memberships, purchases of Connects, and foreign currency exchange.
GSV is an important metric because it represents the amount of business transacted through our work marketplace. Our marketplace revenue is primarily comprised of the service fees paid by freelancers as a percentage of the total amount freelancers charge clients for services accessed through our work marketplace. Therefore, marketplace revenue is correlated to GSV, and we believe that our marketplace revenue will grow as GSV grows, although they could grow at different rates. For a discussion of how we measure and evaluate the correlation between marketplace revenue and GSV, see “—Marketplace Take Rate” below. Growth in the number of core clients and increased client spend retention are the primary drivers of GSV growth, and we expect the client spend retention trends discussed in “—Client Spend Retention,” below, to affect the rate at which GSV grows. We derive a substantial portion of our GSV and revenue from small- and medium-sized businesses. In 2020, we continued to identify opportunities to prioritize our advertising and marketing efforts in order to reach those new and existing clients seeking to engage with independent talent. As a result, of these efforts, coupled with the secular shift towards remote work caused by the COVID-19 pandemic and the resulting restrictions intended to prevent its spread, our work marketplace enabled $2.5 billion of GSV in 2020, representing a year-over-year increase of 21%. We expect our GSV to fluctuate between periods due to a number of factors, including the current COVID-19 pandemic and its impact on our clients’ businesses; the number of Sundays (i.e., the day we bill and recognize revenue for the majority of our freelancer service fees each week) or the number of Mondays (i.e., the day we bill and recognize revenue for a substantial portion of our client fees each week) in any given quarter; and the volume of projects that are posted by clients on our work marketplace, the characteristics of those projects, such as size, duration, and pricing, and the availability and qualifications of freelancers to complete those projects.
Marketplace Revenue
Marketplace revenue, which represents the majority of our revenue, consists of revenue derived from our Upwork Basic, Plus, and Enterprise and other premium offerings. We generate marketplace revenue from both freelancers and clients. Our marketplace revenue is primarily comprised of service fees paid by freelancers as a percentage of the total amount freelancers charge clients for services accessed through our work marketplace, and to a lesser extent, payment processing and administration fees charged to clients. We also generate marketplace revenue from fees for premium offerings, freelancer memberships, purchases of Connects, and other services, such as foreign currency exchange and our Upwork Payroll offering.
Marketplace revenue is an important metric because it is the primary driver of our business, and we believe it provides greater comparability to other online marketplaces. The growth rate of marketplace revenue fluctuates in relation to the growth rate of GSV. Therefore, marketplace revenue is correlated to GSV, and we believe that our marketplace revenue will grow as GSV grows, although they could grow at different rates. The COVID-19 pandemic and execution of our strategic initiatives resulted in an increase in client acquisition in the second half of 2020. This increase in client acquisitions drove an increase in freelancer billings, and, in turn, drove an increase in marketplace revenue. We expect our marketplace revenue growth rates to continue to vary from period to period due to a variety of other factors such as the impact of the COVID-19 pandemic and any resulting macroeconomic impact on the businesses and spending behavior of our current and prospective clients; the number of Sundays (i.e., the day we bill and recognize revenue for the majority of our freelancer service fees each week) or the number of Mondays (i.e., the day we bill and recognize revenue for a substantial portion of our client fees each week) in any given quarter; the lapping of significant launches of new products, pricing changes, and other monetization efforts; the performance of client spend retention; and the ability of the recent and continued investment in our enterprise sales team to accelerate the acquisition of, and achieve increased spend from, Upwork Enterprise clients, and the timing of those results.

Marketplace Take Rate
Marketplace take rate measures the correlation between marketplace revenue and GSV and is calculated by dividing marketplace revenue by marketplace GSV. Marketplace take rate is an important metric because it is the key indicator of how well we monetize spend on our work marketplace from our Upwork Basic, Plus, and Enterprise and other premium offerings. During the year ended December 31, 2020, our marketplace take rate increased primarily as a result of an acceleration in the shift toward remote work, due in part to the COVID-19 pandemic and the execution of our strategic initiatives that resulted in an influx of new clients, which caused freelancers to bill at higher rates of our tiered service fee structure, as well as increased client payment processing fees, and other monetization efforts. We expect our marketplace take rate to vary from period to period as marketplace revenue and GSV vary as a result of a variety of factors, such as the number of Sundays (i.e., the day we bill and recognize revenue for the majority of our freelancer service fees each week) or the number of Mondays (i.e., the day we bill and recognize revenue for a substantial portion of our client fees each week) in any given quarter; pricing changes; the ability of the recent and continued investment in our enterprise sales team to accelerate the acquisition of, and achieve increased spend from, our Upwork Enterprise clients and the timing of those results; and ongoing efforts to improve processes on our work marketplace, including project proposals and purchases of Connects, among others.
Core Clients
We believe that the number of core clients is an indicator of our growth and the overall health of our business because core clients are a primary driver of GSV and, therefore, marketplace revenue. We define a core client as a client that has spent in the aggregate at least $5,000 since it began using our work marketplace and also had spend-activity on our work marketplace during the 12 months preceding the date of measurement. We believe that aggregate spend of at least $5,000 indicates that the client is actively using our work marketplace. Historically, these core clients have been more likely to continue using our work marketplace, although we saw a contraction in spend from many core clients during the first half of the second quarter that we believe was a result of the COVID-19 pandemic’s impact on the businesses of these clients. This trend stabilized in the second half of the second quarter of 2020, and then improved throughout the remainder of 2020, as spend from clients increased due to a greater need for remote work resulting from the COVID-19 pandemic. Additionally, we saw an increase in core client acquisitions, as we have seen new clients come to our work marketplace due in part to the increase in remote work resulting from the COVID-19 pandemic and the execution of our strategic initiatives. We continue to see businesses of all sizes use our work marketplace in a recurring way for larger, more complex projects, and we expect the number of core clients to continue to increase over time but could vary quarter by quarter depending, in part, on the extent to which the COVID-19 pandemic and any resulting macroeconomic downturn impacts our business, the businesses of our clients, and other factors identified in the section titled “Risk Factors” included elsewhere in this Annual Report, including the risk factor titled “Our business experienced, and may again experience, an adverse impact from the ongoing COVID-19 pandemic. In addition, users may reduce their use of our work marketplace following the COVID-19 pandemic.”
Client Spend Retention
We calculate client spend retention by dividing our recurring client spend by our base client spend. We define base client spend as the aggregate client spend from all clients during the four quarters ended one year prior to the date of measurement. We define our recurring client spend as the aggregate client spend during the four quarters ended on the date of measurement from the same clients included in our measure of base client spend. Our business is recurring in nature even though clients are not contractually required to spend on a recurring basis. We believe that client spend retention is an indicator of the value of our work marketplace and the overall health of our business because it impacts the growth rate of GSV, and, therefore, marketplace revenue. Long-term and recurring use by freelancers and clients are the primary drivers of growth in our marketplace and give us increased revenue visibility.
While continued use of our work marketplace by freelancers is a factor that impacts our ability to attract and retain clients, we currently have a significant surplus of freelancers in relation to the number of clients actively engaging freelancers for most categories of services on our work marketplace. As a result of this surplus, we primarily focus our efforts on retaining client spend and acquiring new clients, as opposed to acquiring new freelancers and retaining existing freelancers. Moreover, we generate revenue when clients engage and pay freelancers, and therefore, our key metrics and operating results are directly impacted by client spend. Additionally, the number of freelancers retained between periods is merely one of many factors that may impact client spend in a particular period and is not a primary driver of our key metrics and operating results.
As of December 31, 2020 and 2019, client spend retention was 102%. Although the COVID-19 pandemic did not have a material adverse impact on our financial results for the year ended December 31, 2020, we believe the COVID-19 pandemic’s disruption of the business of many of our clients resulted in a temporary reduction in spend from some of those affected clients in the second quarter. Client spend stabilized in the second half of the second quarter, and then improved throughout the remainder of 2020, due to the increased adoption of remote work resulting from the COVID-19 pandemic and execution against our strategic initiatives. This temporary reduction in spend in the second quarter, combined with the acceleration of client spend from existing clients in the second half of 2020, resulted in client spend retention remaining unchanged from 2019.

Additionally, client spend retention has declined—from its historically highest levels in 2018 and the first quarter of 2019—following an acceleration in client spend retention that occurred subsequent to the launch of our U.S.-to-U.S. domestic marketplace offering in the second half of 2017, which initiated a substantial increase in the average hourly earnings rate of freelancers. These hourly rates stabilized over the course of 2019, causing the reduction in retention rate. As we acquire more large enterprise, global account, and mid-market clients in current and future periods, we expect them to continue to make positive contributions to our client spend retention in future years. Client spend retention will continue to vary from period to period due to client size and spending behavior, among other factors, including the impact of the ongoing COVID-19 pandemic, the related restrictions intended to prevent its spread, and the resulting macroeconomic downturn on the businesses and spending behavior of our clients.
Adjusted EBITDA
We define adjusted EBITDA as net income (loss) adjusted for stock-based compensation expense, depreciation and amortization, interest expense, other (income) expense, net, income tax (benefit) provision, and, if applicable, other non-cash transactions. In 2020, we made significant investments to grow our business, acquire new clients, and drive brand awareness. As a result, our adjusted EBITDA was $14.0 million in 2020, representing an increase of 89% from 2019. Adjusted EBITDA is not prepared in accordance with, and is not an alternative to, financial measures prepared in accordance with U.S. GAAP. See the section titled “Selected Consolidated Financial Data—Non-GAAP Financial Measures” above for information on our use of adjusted EBITDA and a reconciliation of net loss to adjusted EBITDA.
Components of Our Results of Operations
Revenue
Marketplace Revenue. Marketplace revenue is generated from our Upwork Basic, Plus, and Enterprise and other premium offerings. Under these marketplace offerings, we generate revenue from both freelancers and clients. Marketplace revenue, which represents the majority of our total revenue, is primarily comprised of the service fees paid by freelancers as a percentage of the total amount that freelancers charge clients for services accessed through our work marketplace and, to a lesser extent, payment processing and administration fees paid by clients.
In the fourth quarter of 2020, we decided that it was no longer cost-effective for our sales team to sell our Upwork Business offering. We do not expect this decision to have a material impact on our marketplace revenue, as we will service those clients that we had previously targeted with our Upwork Business offering with our other marketplace offerings, such as Upwork Basic and Plus.
Our Upwork Basic and Plus offerings provide clients with access to freelancers with verified work history and client feedback on our work marketplace, the ability to instantly match with the right freelancers, and built-in collaboration features. For freelancers working with clients that are on our Upwork Basic and Plus offerings, we have a tiered freelancer service fee schedule based on cumulative lifetime billings by the freelancer to each client. Freelancers typically pay us 20% of the first $500, 10% for the next $9,500, and then 5% for any amount over $10,000 they bill to each client through our work marketplace. We recognize revenue on Sunday for the majority of our tiered freelancer service fees each week. To a lesser extent, we also generate revenue from freelancers through membership fees, purchases of Connects, and withdrawal and other fees.
In addition, we generate marketplace revenue from our Upwork Basic and Plus offerings by charging clients a payment processing and administration fee. Clients using our Upwork Basic offering pay a fee equal to 3% of their client spend. We recognize revenue on Monday for a substantial portion of our client fees each week. Clients using our Upwork Plus offering pay a flat fee of approximately $50 per month for additional features and pay a fee equal to 3% of their client spend unless they pay via ACH (in which case, provided all eligibility criteria are met, the fee is waived). To a lesser extent, we also generate revenue from clients through foreign currency exchange fees when clients choose to pay in currencies other than the U.S. Dollar.
Our Upwork Enterprise and other premium offerings, which are designed for larger clients, include access to additional product features, premium access to top freelancers, professional services, custom reporting, and flexible payment terms. For our Upwork Enterprise offering, we charge clients a monthly or annual subscription fee and a service fee calculated as a percentage of the client’s spend on freelancer services, in addition to the service fees paid by freelancers. Additionally, Upwork Enterprise clients can also subscribe to a compliance offering that includes worker classification services for an additional fee and may also choose to use our work marketplace to engage freelancers that were not originally sourced through our work marketplace for a lower fee percentage.
One of our premium offerings, Upwork Payroll, is available to clients when freelancers are classified as employees for engagements on our work marketplace. The client enters into an Upwork Payroll agreement with us, and we separately contract with unrelated third-party staffing providers that provide employment services to such clients. Revenue from Upwork Payroll is currently immaterial.
The COVID-19 pandemic and the resulting restrictions intended to prevent its spread have accelerated the secular shift toward remote and independent work. In 2020, we continued to identify opportunities to prioritize our advertising and marketing efforts in order to reach those new and existing clients seeking to engage with independent talent due to the COVID-19 pandemic, as well as companies that have already embraced a remote work model. As a result of these efforts, coupled with our execution against strategic initiatives, our 2020 results were fueled by both existing and new clients, who used our work marketplace to address their changing business needs and drove an increase in freelancer billings, which, in turn, drove an increase in marketplace revenue. Although the COVID-19 pandemic did not have a material adverse impact on our financial results for the year ended December 31, 2020, we are continuously evaluating the nature of and extent to which the COVID-19 pandemic will impact our business, operating results, and financial condition.
Managed Services Revenue. Through our managed services offering, we are responsible for providing services and engaging freelancers directly or as employees of third-party staffing providers to perform services for clients on our behalf. The freelancers providing services in connection with our managed services include independent talent and agencies of varying sizes. Under U.S. GAAP, we are deemed to be the principal in these managed services arrangements and therefore recognize the entire GSV of managed services projects as managed services revenue, as compared to recognizing only the percentage of the client spend that we receive, as we do with our marketplace offerings. Managed services revenue grew at a slower rate than our marketplace revenue in 2020 compared to 2019, and we anticipate this trend to continue, as we primarily focus on increasing client usage of and spend on our marketplace offerings.
Cost of Revenue and Gross Profit
Cost of Revenue. Cost of revenue consists primarily of the cost of payment processing fees, amounts paid to freelancers to deliver services for clients under our managed services offering, personnel-related costs for our services and support personnel, third-party hosting fees for our use of AWS, and the amortization expense associated with capitalized internal-use software and platform development costs. We define personnel-related costs as salaries, bonuses, benefits, travel and entertainment, and stock-based compensation costs for employees and the costs related to other service providers we engage.
We expect cost of revenue to increase in absolute dollars in future periods due to higher payment processing fees, third-party hosting fees, and personnel-related costs in order to support growth on our work marketplace. We expect third-party hosting fees to increase in 2021 as we complete our migration from the AWS data centers in California to the AWS data center in Oregon because we will need to use both AWS facilities during the migration period. We plan to complete this migration in the first quarter of 2021. Additionally, we are implementing disaster-relief protocols that will increase third-party hosting costs in future periods.
Amounts paid to freelancers in connection with our managed services offering are tied to the volume of managed services used by our clients. The level and timing of all of these items could fluctuate and affect our cost of revenue in the future.
Gross Profit and Gross Margin. Our gross profit and gross margin may fluctuate from period to period. Such fluctuations may be influenced by our revenue, the mix of payment methods that our clients choose, the timing and amount of investments to expand hosting capacity, our continued investments in our services and support teams, the timing and amounts paid to freelancers in connection with our managed services offering, and the amortization expense associated with capitalized internal-use software and platform development costs. In addition, gross margin will be impacted by fluctuations in our revenue mix between marketplace revenue and managed services revenue. For example, our managed services revenue grew at a slower rate than our marketplace revenue in 2020 compared to 2019, and we anticipate this trend to continue, as we primarily focus on increasing client usage of and spend on our marketplace offerings. As a result, we expect gross profit to increase in absolute dollars in future periods, although gross margin, expressed as a percentage of total revenue, may vary from period to period.
Operating Expenses
Research and Development. Research and development expense primarily consists of personnel-related costs and third-party hosting costs related to development. Research and development costs are expensed as incurred, except to the extent that such costs are associated with internal-use software and platform development that qualifies for capitalization. In 2020, we made significant investments in research and development to build new product features and launch new offerings, and we believe continued investments in research and development are important to attain our strategic objectives. As a result, we expect research and development expense to increase in absolute dollars in future periods, although this expense, expressed as a percentage of total revenue, may vary from period to period.
Sales and Marketing. Sales and marketing expense consists primarily of expenses related to personnel-related costs, including sales commissions, which we expense as they are incurred, and advertising and marketing activities. In 2020, we made significant investments to grow our business, including investments in sales and marketing to acquire new clients and drive brand awareness. However, in the fourth quarter of 2020, we decided that it was no longer cost-effective for our sales team to sell our Upwork Business offering. We do not expect this decision to have a material impact on our marketplace revenue, as we will service those clients that we had previously targeted with our Upwork Business offering with our other marketplace offerings, such as Upwork Basic and Plus. In light of the COVID-19 pandemic and the global macroeconomic downturn and their effect on client spend on our work marketplace, we continue to identify opportunities to prioritize our advertising and marketing efforts in order to reach those new and existing clients seeking to engage with independent talent due to the COVID-19 pandemic, as well as companies that have already embraced a remote work model. As a result, we expect this expense to increase in absolute dollars in future periods, although this expense expressed as a percentage of total revenue may vary from period to period.
General and Administrative. General and administrative expense consists primarily of personnel-related costs for our executive, finance, legal, human resources, corporate development, and operations functions; outside consulting, legal, and accounting services; and insurance. We expect to continue to invest in corporate infrastructure and to incur additional expenses associated with operating as a public company, including increased stock-based compensation expense related to executive compensation arrangements, legal and accounting costs, investor relations costs, insurance premiums, and compliance costs. Additionally, in light of the COVID-19 pandemic and the restrictions intended to prevent its spread, we are evaluating our needs for our current office space, and any reductions to our office space may impact the recoverability of our operating lease asset, which could result in impairment charges being recognized in general and administrative expense. As a result, we expect general and administrative expense to increase in absolute dollars in future periods, although this expense, expressed as a percentage of total revenue, may vary from period to period.
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

Results of Operations
The following table sets forth our consolidated results of operations for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	2020	2019	2018
Revenue:
Marketplace	$338,152	$268,284	$223,831
Managed services	35,476	32,278	29,523
Total revenue	373,628	300,562	253,354
Cost of revenue(1)	104,267	88,144	81,458
Gross profit	269,361	212,418	171,896
Operating expenses
Research and development(1)	83,471	64,027	55,488
Sales and marketing(1)	133,225	95,891	72,963
General and administrative(1)	71,518	67,327	49,336
Provision for transaction losses	3,555	3,905	5,821
Total operating expenses	291,769	231,150	183,608
Loss from operations	(22,408)	(18,732)	(11,712)
Interest expense	778	1,306	2,038
Other (income) expense, net	(469)	(3,407)	6,142
Loss before income taxes	(22,717)	(16,631)	(19,892)
Income tax provision	(150)	(28)	(15)
Net loss	$(22,867)	$(16,659)	$(19,907)

(1) Includes stock-based compensation expense as follows (in thousands):

Cost of revenue	$779	$456	$282
Research and development	9,783	6,471	3,258
Sales and marketing	4,440	2,609	1,637
General and administrative	10,506	9,262	5,184
Total	$25,508	$18,798	$10,361

Comparison of the Years Ended December 31, 2020 and 2019
Revenue

(in thousands, except percentages)	Year Ended December 31,		Change
	2020	2019	$	%
Marketplace	$338,152	$268,284	69,868	26%
Percentage of total revenue	91%	89%
Managed services	$35,476	$32,278	3,198	10%
Percentage of total revenue	9%	11%
Total revenue	$373,628	$300,562	$73,066	24%

For the year ended December 31, 2020, total revenue was $373.6 million, an increase of $73.1 million, or 24%, as compared to 2019.
Marketplace revenue represented 91% of total revenue and increased by $69.9 million, or 26%, compared to 2019. Marketplace revenue increased primarily due to an increase in GSV, which grew by 21% in 2020 as compared to 2019, and a 17% increase in the number of core clients as of December 31, 2020 compared to December 31, 2019. We believe these increases in marketplace revenue, GSV, and core clients were primarily due to investments in sales and marketing to accelerate the acquisition of new clients and drive brand awareness, the launch of new offerings such as Upwork Plus, the recent changes made in the pricing and packaging of Connects purchases in 2019, and investments in research and development to build new product features. Additionally, marketplace revenue also increased as a result of an increase in client acquisition that was driven by an acceleration in the shift toward remote work, due in part to the COVID-19 pandemic and execution of our strategic initiatives. This increase in client acquisition, which began in the second quarter of 2020 and accelerated throughout the remainder of the year, continued to drive an increase in freelancer billings, which, in turn, drove an increase in marketplace revenue. Freelancer service fees generated $199.3 million and $168.8 million of marketplace revenue during the years ended December 31, 2020 and 2019, respectively. Client payment processing and administration fees generated $55.2 million and $43.9 million of marketplace revenue during the years ended December 31, 2020 and 2019, respectively.
Managed services revenue represented 9% and 11% of total revenue for the years ended December 31, 2020 and 2019, respectively. Managed services revenue increased by $3.2 million, or 10%, for the year ended December 31, 2020 compared to 2019.
Cost of Revenue and Gross Margin

(in thousands, except percentages)	Year Ended December 31,		Change
	2020	2019	$	%
Cost of revenue	$104,267	$88,144	$16,123	18%
Components of cost of revenue:
Costs of freelancer services to deliver managed services	28,703	26,763	1,940	7%
Other components of cost of revenue	75,564	61,381	14,183	23%
Total gross margin	72%	71%

For the year ended December 31, 2020, cost of revenue increased by $16.1 million, or 18%, compared to 2019. The increase was primarily due to a $14.2 million, or 23%, increase in other components of cost of revenue, which was driven by an increase of $7.5 million in payment processing fees due to an increase in client spend on our work marketplace, $2.9 million in third-party hosting costs due to our AWS data center migration and implementation of disaster-relief protocols, $2.0 million in amortization of capitalized platform development costs, and $1.8 million in customer support, software, and other costs.
Research and Development

(in thousands, except percentages)	Year Ended December 31,		Change
	2020	2019	$	%
Research and development	$83,471	$64,027	$19,444	30%
Percentage of total revenue	22%	21%

For the year ended December 31, 2020, research and development expense increased by $19.4 million, or 30%, as compared to 2019. The increase was primarily due to increases in personnel-related costs of $18.6 million, which resulted from investments made to increase the size of our workforce in connection with the execution of our strategic initiatives, and licensed software and other costs of $2.1 million, partially offset by the capitalization of $1.3 million of additional internal-use software and platform development costs.
Sales and Marketing

(in thousands, except percentages)	Year Ended December 31,		Change
	2020	2019	$	%
Sales and marketing	$133,225	$95,891	$37,334	39%
Percentage of total revenue	36%	32%

For the year ended December 31, 2020, sales and marketing expense increased by $37.3 million, or 39%, as compared to 2019. This increase was primarily due to year-over-year increases of $20.3 million in personnel-related costs to expand our enterprise sales team, including sales commissions that we expense as incurred, $15.7 million in marketing and advertising costs due to our efforts to accelerate our acquisition of Upwork Enterprise clients and our ongoing focus on increasing brand awareness, and $1.3 million in amortization of licensed software and facilities-related and other costs resulting from ongoing business growth.

General and Administrative

(in thousands, except percentages)	Year Ended December 31,		Change
	2020	2019	$	%
General and administrative	$71,518	$67,327	$4,191	6%
Percentage of total revenue	19%	22%

For the year ended December 31, 2020, general and administrative expense increased by $4.2 million, or 6%, as compared to 2019. This increase was primarily due to increases of $5.2 million in personnel-related costs and $0.7 million in outside consulting and other costs, partially offset by reductions in facilities-related and other expenses of $1.7 million.
Provision for Transaction Losses

(in thousands, except percentages)	Year Ended December 31,		Change
	2020	2019	$	%
Provision for transaction losses	$3,555	$3,905	$(350)	(9)%
Percentage of total revenue	1%	1%

For the year ended December 31, 2020, provision for transaction losses decreased by $0.4 million, or 9%, as compared to 2019, and represented approximately 1% of revenue for each period.
Interest Expense and Other (Income) Expense, Net

(in thousands, except percentages)	Year Ended December 31,		Change
	2020	2019	$	%
Interest expense	$778	$1,306	$(528)	(40)%
Other income, net	(469)	(3,407)	2,938	(86)%

For the year ended December 31, 2020, interest expense decreased by $0.5 million, as compared to 2019. This resulted from lower balances outstanding on the Term Loans. See “Note 7—Debt” of the notes to our consolidated financial statements included elsewhere in this Annual Report.
For the year ended December 31, 2020, other income, net was $0.5 million, as compared to $3.4 million in 2019, which was primarily driven by lower investment income received from marketable securities of $1.5 million, as well as additional foreign currency exchange losses of $1.4 million from higher volumes of foreign currency transactions resulting from additional foreign currencies added in the second quarter of 2019.
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
Marketplace revenue represented 89% of total revenue for 2019, an increase of $44.5 million, or 20%, compared to 2018. Marketplace revenue increased primarily due to an increase in GSV, which grew by 19% in 2019 as compared to 2018. GSV grew primarily driven by an 18% increase in the number of core clients as of December 31, 2019 compared to December 31,

2018. We believe these increases in marketplace revenue, GSV, and core clients were primarily due to investments in sales and marketing to acquire new clients and drive brand awareness, the launch of new offerings such as Upwork Plus and Upwork Business, the recent changes made in the pricing and packaging of Connects purchases in 2019, and investments in research and development to build new product features. Freelancer service fees generated $168.8 million and $149.9 million of marketplace revenue during the years ended December 31, 2019 and 2018, respectively. Client payment processing and administration fees generated $43.9 million and $35.5 million of marketplace revenue during the years ended December 31, 2019 and 2018, respectively.
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

For the year ended December 31, 2019, cost of revenue increased by $6.7 million, or 8%, compared to 2018. The increase was partially due to a $2.3 million, or 9%, increase in cost of freelancer services to deliver managed services, which was driven by a corresponding increase of $2.8 million in managed services revenue for the year ended December 31, 2019 compared to 2018. In general, the cost of freelancer services to deliver managed services is directly correlated to our managed services revenue. Other components of cost of revenue increased by $4.4 million, which included an increase of $5.8 million in payment processing fees due to an increase in client spend on our work marketplace and $0.9 million in amortization of capitalized platform development costs, partially offset by a $1.7 million reduction in third-party hosting costs due to our migration to AWS and a $0.6 million reduction in personnel-related costs, amortization of licensed software, and other costs.
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

For the year ended December 31, 2019, provision for transaction losses decreased by $1.9 million, or 33%, as compared to 2018. These decreases were mainly due to improved payment collection processes and reducing fraudulent activity on our work marketplace. For the year ended December 31, 2019, provision for transaction losses represented approximately 1% of revenue for the same period.
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

Quarterly Results of Operations
The following tables summarize our selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2020. The information for each of these quarters has been prepared on a basis consistent with our audited financial statements included elsewhere in this Annual Report and, in the opinion of management, includes all adjustments of a normal, recurring nature that are necessary for the fair statement of the results of operations for these periods in accordance with U.S. GAAP. The data should be read in conjunction with our audited financial statements and notes thereto included elsewhere in this Annual Report. Our historical quarterly results are not necessarily indicative of the results that may be expected for a full year or in any future period.

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	(in thousands)
Revenue
Marketplace	$60,455	$65,728	$69,912	$72,189	$74,782	$78,464	$88,040	$96,866
Managed services	8,021	8,055	8,103	8,099	8,414	9,067	8,708	9,287
Total revenue	68,476	73,783	78,015	80,288	83,196	87,531	96,748	106,153
Cost of revenue(1)	21,125	21,588	22,494	22,937	23,485	25,408	26,596	28,778
Gross profit	47,351	52,195	55,521	57,351	59,711	62,123	70,152	77,375
Operating expenses
Research and development(1)	15,800	15,696	16,209	16,322	19,348	20,547	20,833	22,743
Sales and marketing(1)	20,518	24,479	25,322	25,572	30,678	34,440	33,577	34,530
General and administrative(1)	15,661	14,064	16,468	21,134	17,824	17,102	18,047	18,545
Provision for transaction losses	637	855	1,214	1,199	912	1,018	724	901
Total operating expenses	52,616	55,094	59,213	64,227	68,762	73,107	73,181	76,719
Income (loss) from operations	(5,265)	(2,899)	(3,692)	(6,876)	(9,051)	(10,984)	(3,029)	656
Interest expense	373	357	317	259	230	258	152	138
Other (income) expense, net	(479)	(832)	(462)	(1,634)	731	(248)	(452)	(500)
Income (loss) before income taxes	(5,159)	(2,424)	(3,547)	(5,501)	(10,012)	(10,994)	(2,729)	1,018
Income tax provision	(1)	(27)	—	—	(9)	(30)	(18)	(93)
Net income (loss)	$(5,160)	$(2,451)	$(3,547)	$(5,501)	$(10,021)	$(11,024)	$(2,747)	$925
Net income (loss) per share, basic and diluted	$(0.05)	$(0.02)	$(0.03)	$(0.05)	$(0.09)	$(0.09)	$(0.02)	$0.01
Weighted-average shares used to compute net income (loss) per share, basic and diluted	106,639	108,683	111,163	112,690	114,119	116,524	120,681	123,398

(1) Includes stock-based compensation expense as follows (in thousands):

Cost of revenue	$144	$73	$109	$130	$174	$202	$203	$200
Research and development	1,380	1,686	1,503	1,902	1,950	2,769	2,567	2,497
Sales and marketing	642	583	635	749	928	1,312	1,212	988
General and administrative	2,129	289	1,685	5,159	2,485	2,851	2,874	2,296
Total	$4,295	$2,631	$3,932	$7,940	$5,537	$7,134	$6,856	$5,981

The following table sets forth our unaudited quarterly consolidated results of operations data for each of the periods indicated as a percentage of total revenue:

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Revenue
Marketplace	88%	89%	90%	90%	90%	90%	91%	91%
Managed services	12	11	10	10	10	10	9	9
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue	31	29	29	29	28	29	27	27
Gross profit	69	71	71	71	72	71	73	73
Operating expenses
Research and development	23	21	21	20	23	23	22	21
Sales and marketing	30	33	32	32	37	39	35	33
General and administrative	23	19	21	26	21	20	19	17
Provision for transaction losses	1	1	2	1	1	1	1	1
Total operating expenses	77	75	76	80	83	84	76	72
Income (loss) from operations	(8)	(4)	(5)	(9)	(11)	(13)	(3)	1
Interest expense	1	—	—	—	—	—	—	—
Other (income) expense, net	(1)	(1)	(1)	(2)	1	—	—	—
Income (loss) before income tax	(8)	(3)	(5)	(7)	(12)	(13)	(3)	1
Income tax	—	—	—	—	—	—	—	—
Net income (loss)	(8)%	(3)%	(5)%	(7)%	(12)%	(13)%	(3)%	1%

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, and amounts available for borrowing under the Loan Agreement referred to below under “—Term and Revolving Loans.” In August 2020, we entered into an amendment to the Loan Agreement that, among other things, extended the maturity date of the revolving line of credit from September 2020 to September 2022 and eliminated a formula-based restriction that prohibited us from borrowing funds under the revolving line of credit in an amount that exceeded a specified percentage of eligible trade and client accounts receivable. Our cash equivalents and marketable securities primarily consist of commercial paper, treasury bills, and U.S. government securities. As of December 31, 2020 and 2019, we had $94.1 million and $48.4 million in cash and cash equivalents, respectively. As of December 31, 2020 and 2019, we had $75.6 million and $85.5 million in marketable securities, respectively.
We believe our existing cash and cash equivalents, marketable securities, cash flow from operations (in periods in which we generate cash flow from operations), and amounts available for borrowing under the Loan Agreement will be sufficient to meet our working capital requirements for at least the next 12 months. To the extent existing cash and cash equivalents, cash from marketable securities, cash from operations (in periods in which we generate cash flow from operations), and amounts available for borrowing under the Loan Agreement are insufficient to fund our working capital requirements, or should we require additional cash for other purposes, we will need to raise additional funds. In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership and economic interests of our existing stockholders will be diluted. If we raise additional financing by incurring additional indebtedness, we will be subject to additional debt service requirements and could also be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could also be unfavorable to our equity investors. There can be no assurances that we will be able to raise additional capital on terms we deem acceptable, or at all. The inability to raise additional capital as and when required would have an adverse effect, which could be material, on our results of operations, financial condition, and ability to achieve our business objectives.
We also believe that our principal sources of liquidity will allow us to manage the impact of the COVID-19 pandemic on our business operations for the foreseeable future, which could include reductions in revenue and delays in payments from users, as further described above in “Risk Factors—Our business experienced, and may again experience, an adverse impact from the ongoing COVID-19 pandemic. In addition, users may reduce their use of our work marketplace following the COVID-19 pandemic.” The challenges posed by the COVID-19 pandemic on our business are expected to continue to evolve. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to the COVID-19 pandemic.
Escrow Funding Requirements
As a licensed internet escrow agent, we offer escrow services to users of our work marketplace and, as such, we are required to hold our users’ escrowed cash and in-transit cash in trust as an asset and record a corresponding liability for escrow funds held on behalf of freelancers and clients on our balance sheet. We expect the balances of our funds held in escrow, including funds held in transit, and the related liability to grow as GSV grows and may vary from period to period. Escrow regulations require us to fund the trust with our operating cash to cover shortages due to the timing of cash receipts from clients for completed hourly billings. Freelancers submit their billings for hourly contracts to their clients on a weekly basis every Sunday, and the aggregate amount of such billings is added to escrow funds payable to freelancers on the same day. As of Sunday each week, we have not yet collected funds for hourly billings from clients as these funds are in transit. Therefore, in order to satisfy escrow funding requirements, every Sunday we fund the shortage of cash in trust with our own operating cash and typically collect this cash shortage from clients within the next several days. As a result, we expect our total cash and cash flows from operating activities to be impacted when a quarter ends on a Sunday. As of December 31, 2020 and 2019, funds held in escrow, including funds in transit, were $135.0 million and $108.7 million, respectively. To the extent we have not yet collected funds for hourly billings from clients which are in transit due to timing differences in receipt of cash from clients and payments of cash to freelancers, we may, from time to time, utilize the revolving line of credit under our Loan Agreement to satisfy escrow funding requirements. We drew down $25.0 million under the revolving line of credit for such purpose in each of March and June 2019, which we subsequently repaid in April and July 2019, respectively. We drew down $15.0 million under the revolving line of credit for the same purpose in September 2018, which we subsequently repaid in October 2018.
Term and Revolving Loans
Under our Loan Agreement, the aggregate amount of the facility is up to $49.0 million, consisting of a term loan in the original principal amount of $15.0 million, which we refer to as the First Term Loan, a term loan in the original principal amount of $9.0 million, which we refer to as the Second Term Loan and, together with the First Term Loan, the Term Loans, and a revolving line of credit, which permits borrowings of up to $25.0 million subject to customary conditions. The First Term Loan matures in March 2022, and the Second Term Loan and revolving line of credit mature in September 2022. All borrowings under the Loan Agreement bear interest at floating rates, and, therefore, our borrowing costs are affected by changes in market interest rates.
Specifically, the First Term Loan bears interest at the prime rate plus 0.25% per annum and has a repayment term of 18 months of interest-only payments that ended in March 2019, followed by equal monthly installments of principal plus interest until the maturity in March 2022. Accordingly, we commenced repayment of the First Term Loan in April 2019. For the years ended December 31, 2020 and 2019, we repaid $5.0 million and $3.8 million of principal of the First Term Loan, respectively.
In September 2018, we entered into a second amendment to the Loan Agreement, which, among other changes, provided for a reduction in the interest rate for the Second Term Loan, from the prime rate plus 5.25% per annum to the prime rate plus 0.25% per annum, from and after the occurrence of an initial public offering by us with net proceeds of more than $50.0 million. This reduction became effective following the completion of our IPO in October 2018. The Second Term Loan has a repayment term of 17 months of interest-only payments that ended in March 2019, followed by equal monthly installments of principal plus interest until the maturity in September 2022. Accordingly, we commenced repayment of the Second Term Loan in April 2019. For the years ended December 31, 2020 and 2019, we repaid $2.6 million and $1.9 million of principal of the Second Term Loan, respectively.
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
In August 2020, we entered into the fourth amendment to the Loan Agreement, which, among other things, extended the maturity date of the revolving line of credit from September 2020 to September 2022 and eliminated a formula-based restriction that prohibited us from borrowing funds under the revolving line of credit in an amount that exceeded a specified percentage of eligible trade and client accounts receivable. The revolving line of credit bears interest at the prime rate with accrued interest due monthly. As a result of the uncertainty caused by the COVID-19 pandemic, we drew down $15.0 million and $3.0 million under the revolving line of credit in March and April 2020, respectively, both of which we subsequently repaid in full in May

2020. Additionally, as described above under “—Escrow Funding Requirements,” to the extent we have not yet collected funds for hourly billings from clients that are in-transit due to timing differences in receipt of cash from clients, we may utilize the revolving line of credit to satisfy escrow funding requirements. In each of March and June 2019, we drew down $25.0 million under the revolving line of credit for such purpose, which we subsequently repaid in April and July 2019, respectively. We drew down $15.0 million under the revolving line of credit for such purpose in September 2018, which we subsequently repaid in October 2018. For further information, see “Note 7—Debt” in the notes to our consolidated financial statements included elsewhere in this Annual Report.
Our obligations under the Loan Agreement are secured by first priority liens on substantially all of our assets excluding our intellectual property (but including proceeds therefrom) and the funds and assets held by our subsidiary Upwork Escrow Inc. The Loan Agreement prohibits us from pledging our intellectual property. The Loan Agreement also includes a restriction on dividend payments, other than dividends payable solely in common stock. The Loan Agreement contains affirmative covenants, including a covenant requiring that we maintain an adjusted quick ratio, and also contains certain non-financial covenants. We were in compliance with our covenants under the Loan Agreement as of December 31, 2020 and 2019.
As of December 31, 2020, we had $10.8 million outstanding pursuant to the Term Loans and no borrowings outstanding under the revolving line of credit. As of December 31, 2019, we had $18.3 million outstanding pursuant to the Term Loans and no borrowings outstanding under the revolving line of credit.
Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	2020	2019	2018
Net cash provided by operating activities	$22,365	$1,058	$13,744
Net cash used in investing activities	(4,146)	(100,924)	(6,841)
Net cash provided by financing activities	54,641	29,402	112,065
Net increase (decrease) in cash, cash equivalents, and restricted cash	$72,860	$(70,464)	$118,968

Operating Activities
Our largest source of cash from operating activities is revenue generated from our work marketplace. Our primary uses of cash from operating activities are for personnel-related expenditures, marketing activities, including advertising, payment processing fees, amounts paid to freelancers to deliver services for clients under our managed services offering, and third-party hosting costs. In addition, because we are licensed as an internet escrow agent, our total cash and cash provided by operating activities may be impacted by the timing of the end of our fiscal quarter as discussed in the section titled “—Liquidity and Capital Resources—Escrow Funding Requirements.”
Net cash provided by operating activities during 2020 was $22.4 million, which resulted from non-cash charges of $43.0 million and net cash inflows of $2.2 million from changes in operating assets and liabilities, offset by a net loss of $22.9 million. The change in operating assets and liabilities primarily resulted from changes in trade and client receivables, accrued expenses, and other current and long-term liabilities. Due to fluctuations in revenue and the number of transactions on our work marketplace, coupled with fluctuations in the timing of cash receipts and payments, our operating assets and liabilities will likely continue to fluctuate in the future.
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

Investing Activities
Net cash used in investing activities during 2020 was $4.1 million, which was primarily a result of investing $107.3 million in various marketable securities during 2020, as well as $8.0 million of internal-use software and platform development costs that we paid during the period and purchases of property and equipment of $6.3 million primarily for leasehold improvements and furniture related to our office lease in Chicago, Illinois. These uses of cash were partially offset by proceeds from maturities of marketable securities of $117.5 million.
Net cash used in investing activities during 2019 was $100.9 million, which was primarily a result of investing $168.8 million in various marketable securities during 2019, as well as $5.9 million of internal-use software and platform development costs that we paid during the period and purchases of property and equipment of $10.8 million primarily for leasehold improvements and furniture related to our new office leases in Santa Clara, California and Chicago, Illinois. These uses of cash were partially offset by proceeds from maturities of marketable securities of $84.5 million.
Net cash used in investing activities during 2018 was $6.8 million, which resulted from capitalized internal-use software and platform development costs of $3.8 million and purchases of property and equipment of $3.0 million primarily for leasehold improvements and furniture.
Financing Activities
Net cash provided by financing activities during 2020 was $54.6 million, which resulted primarily from cash received from stock option exercises of $31.0 million, proceeds from our employee stock purchase program of $4.9 million, and an increase in escrow funds payable of $26.3 million, partially offset by net repayments of debt of $7.6 million.
Net cash provided by financing activities during 2019 was $29.4 million, which resulted primarily from cash received from stock option exercises of $18.2 million, proceeds from our employee stock purchase program of $6.4 million, and an increase in escrow funds payable of $10.5 million, partially offset by net repayments of debt of $5.7 million.
Net cash provided by financing activities during 2018 was $112.1 million, which was primarily due to proceeds received from our IPO, net of underwriting discounts and commissions, of $109.4 million, cash received from the exercise of stock options and common stock warrants of $8.2 million, and an increase in escrow funds payable of $10.9 million, partially offset by net repayments of debt of $10.0 million, payments of taxes related to net share settlements of $0.2 million, and the payment of costs related to our IPO of $6.2 million.
Obligations and Other Commitments
Our principal commitments consist of obligations under our non-cancellable operating leases for office space and the Loan Agreement. The following table summarizes our contractual obligations as of December 31, 2020 (in thousands):

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Leases(1)	$32,906	$6,405	$13,365	$8,199	$4,937
Debt principal	10,750	7,571	3,179	—	—
Total contractual obligations	$43,656	$13,976	$16,544	$8,199	$4,937
(1)Represents minimum operating lease payments under operating leases for office facilities, excluding potential lease renewals and tenant improvement allowances.
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
As of December 31, 2020 and 2019, we had accrued liabilities related to uncertain non-income tax positions based on management’s best estimate of its liability, which are reflected on our consolidated balance sheet. We could be subject to examination in various jurisdictions related to income and non-income tax matters. The resolution of these types of matters, giving recognition to the recorded reserve, could have an adverse impact on our business.
Additionally, in light of the COVID-19 pandemic and the restrictions intended to prevent its spread, we are evaluating our needs for our current office space. We may determine to either close or sublease certain of our offices, either of which may impact the recoverability of our operating lease asset, which could result in impairment charges being recognized in general and administrative expense.

Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have any relationships with other entities or financial partnerships such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from these estimates and assumptions. Certain of our accounting policies require higher degrees of judgement than others in their application. These include certain aspects of accounting for revenue recognition, goodwill, internal-use software and platform development costs, stock-based compensation, and income taxes.
Revenue Recognition
We primarily generate revenue from freelancers and clients from marketplace and managed service offerings. We account for revenue in accordance with Topic 606, which we adopted on December 31, 2019 effective as of January 1, 2019 using the modified retrospective method. Revenue is recognized upon transfer of control of promised services to users in an amount that reflects the consideration we expect to receive in exchange for those services.
Determining the method and amount of revenue to recognize requires management to make judgments and estimates. Other judgements include determining whether to present revenue gross, as a principal, or net, as an agent, and certain aspects of applying Topic 606 to our arrangements with freelancers subject to tiered service fees.
We apply judgement in the application of the portfolio approach practical expedient to our arrangements with freelancers subject to tiered service fees, which includes estimating the standalone selling price of the material rights and the period of time over which to defer and recognize the consideration allocated to the material rights. Specifically, management applies judgement in assessing the continued appropriateness for the estimates, which include assessing the continued appropriateness of the methodology and relevant data inputs to estimate the likelihood and the period of time over which to defer and recognize the consideration allocated to the material rights. We utilize historical user transaction data in developing these estimates. We recognize revenue related to the material rights based on our estimate of when the material rights are exercised, and adjust revenue for changes in estimates in the period of change on a cumulative catch-up basis.
Goodwill
Goodwill is not amortized, but is assessed for impairment at least annually, or more frequently if events or changes in circumstances indicate the goodwill may be impaired. For purposes of performing the impairment tests, we identify reporting units in accordance with U.S. GAAP. The identification of reporting units requires management judgment. We conduct our annual assessment during the fourth quarter of each calendar year based on a single reporting unit structure.
We have the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if we conclude otherwise, then we are required to perform a quantitative test. We compare the carrying value of the reporting unit to its estimated fair value, and if the fair value is determined to be less than the carrying value, we recognize an impairment loss for the difference.
For 2020, 2019, and 2018, we conducted our goodwill impairment testing by performing the quantitative test of the impairment model. The fair value was determined by us using quoted market prices of our common stock. We determined that the fair value of our reporting unit exceeded the net book value of our reporting unit, and as such, we concluded that there was no impairment of goodwill at the impairment testing date.
Internal-Use Software and Platform Development Costs
We capitalize certain internal-use software and platform development costs associated with creating and enhancing internal-use software related to our software platform and technology infrastructure. Once a project is substantially complete and the software and technologies are ready for their intended purpose, capitalization ends and amortization commences. Internal-use software and platform development costs are amortized using a straight-line method over the estimated useful life, and the determination of the estimated useful life requires management judgment.

Stock-Based Compensation
We measure and recognize compensation expense for all stock-based awards granted to service providers, including stock options, RSUs, and purchase rights granted under our 2018 Employee Stock Purchase Plan, which we refer to as the 2018 ESPP, based on the estimated fair value of the award on the grant date. We calculate the estimated fair value of stock options and purchase rights granted under the 2018 ESPP on the date of grant using the Black-Scholes option pricing model, which is impacted by the fair value of our common stock, as well as changes in assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected dividend yield, the expected term of the awards, the risk-free interest rates, and the expected common stock price volatility over the term of the option awards. Prior to our IPO, the estimated fair value of our common stock was determined by our board of directors, and had been based in part upon contemporaneous valuations performed at periodic intervals by unrelated third-party specialists. Because there had been no public market for our common stock, our board of directors considered this independent valuation and other factors, including, but not limited to, our actual operating and financial performance, the current status of the technical and commercial success of our operations, our financial condition, the stage of development, and competition to establish the fair value of our common stock at the time of grant of stock options. Following our IPO, we use the quoted market price of our common stock as reported on The Nasdaq Global Select Market for the fair value of RSUs and stock options and purchase rights under our 2018 ESPP. We generally recognize the fair value of stock options and RSUs on a straight-line basis over the period during which a service provider is required to provide services in exchange for the award (generally the vesting period). We recognize the fair value of purchase rights granted under the 2018 ESPP as an expense on a straight-line basis over the offering period and account for forfeitures as they occur.
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
Interest Rate Risk
The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not make investments for trading or speculative purposes. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Borrowings under our Loan Agreement have variable interest rates. We had $10.8 million and $18.3 million aggregate principal amount of borrowings outstanding under our Loan Agreement as of December 31, 2020 and 2019, respectively. We do not believe that a hypothetical increase or decrease in interest rates of 100 basis points would have a material impact on our operating results or financial condition.
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

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	76
Consolidated Balance Sheets as of December 31, 2020 and 2019	78
Consolidated Statements of Operations for the Years ended December 31, 2020, 2019, and 2018	79
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2020, 2019, and 2018	80
Consolidated Statements of Cash Flows for the Years ended December 31, 2020, 2019, and 2018	81
Notes to Consolidated Financial Statements	82

The supplementary financial information required by this item is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Upwork Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Upwork Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Changes in Accounting Principles
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers and the manner in which it accounts for leases in 2019.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Revenue Recognition – Estimation of Standalone Selling Price of the Freelancer Material Rights and the Period of Time Over Which to Defer and Recognize the Consideration Allocated to the Material Rights
As described in Notes 2 and 14 to the consolidated financial statements, the Company charges freelancers a service fee as a percentage of freelancer billings using a tiered service fee model based on cumulative lifetime billings by the freelancer to each client. The Company recorded total revenue of $373.6 million for the year ended December 31, 2020, of which $226.7 million related to revenue from freelancers. Certain of the Company’s contracts with freelancers contain multiple performance obligations in the event management determines a material right exists. Specifically, the arrangements with freelancers subject to tiered service fees include contract renewal options that represent a material right. For such arrangements, management allocates revenue to each performance obligation based on its relative standalone selling price by applying the portfolio approach practical expedient. Standalone selling prices for offerings subject to tiered service fees are estimated based on observable transactions when these services are sold on a standalone basis. Standalone selling price for a material right is estimated by determining the discount that the freelancer would obtain when exercising the option, adjusted for the likelihood that the option will be exercised. Management applies significant judgment in the application of the portfolio approach practical expedient, which includes estimating the standalone selling price of the material rights and the period of time over which to defer and recognize the consideration allocated to the material rights. Specifically, management applied significant judgment in assessing the appropriateness of the model for the estimates, which includes assessing the appropriateness of the methodology and relevant data inputs to (i) estimate the standalone selling price of the material rights, which includes the standalone selling price of the services when sold separately and the likelihood of exercise of the material rights, and (ii) estimate the period of time over which to defer and recognize the consideration allocated to the material rights. Management utilized historical client-freelancer transaction data in developing the estimates. The Company recognizes revenue related to the material rights based on management’s estimate of when the material rights are exercised.
The principal considerations for our determination that performing procedures relating to revenue recognition, specifically the estimation of standalone selling price of the freelancer material rights and the period of time over which to defer and recognize the consideration allocated to the material rights, is a critical audit matter are the significant judgment by management in assessing the appropriateness of the model, methodology and relevant data inputs to estimate the standalone selling price of the material rights, and the period of time over which to defer and recognize the consideration allocated to the material rights. This in turn led to significant auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s determination of the standalone selling price of the services when sold separately, the likelihood of exercise of the material rights, and the period of time over which to defer and recognize the consideration allocated to the material rights.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including the assessment of the appropriateness of the model, methodology and relevant data inputs to estimate the material rights standalone selling price and the period of time over which to defer and recognize the consideration allocated to the material rights. These procedures also included, among others, (i) evaluating the appropriateness of management’s model used in developing the estimates, the reasonableness of the selected methodology and relevant data inputs used in determining the standalone selling price of the services when sold separately and the likelihood of exercise of the material rights, and the period of time over which to defer and recognize the consideration allocated to the material rights, (ii) testing the completeness and accuracy of data inputs, and (iii) testing the mathematical accuracy of the model’s calculations and the amounts recorded for the material rights in the consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 23, 2021
We have served as the Company’s auditor since 2016.

UPWORK INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2020 and 2019
(In thousands, except share and per share data)

	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$94,081	$48,392
Marketable securities	75,570	85,481
Funds held in escrow, including funds in transit	135,042	108,721
Trade and client receivables – net of allowance of $1,661 and $2,215 as of December 31, 2020 and 2019, respectively	47,018	30,156
Prepaid expenses and other current assets	9,090	7,885
Total current assets	360,801	280,635
Property and equipment, net	28,139	21,454
Goodwill	118,219	118,219
Intangible assets, net	667	3,335
Operating lease asset	19,729	21,908
Other assets, noncurrent	1,672	829
Total assets	$529,227	$446,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,455	$652
Escrow funds payable	135,042	108,721
Debt, current	7,581	7,584
Accrued expenses and other current liabilities	32,868	18,342
Deferred revenue	16,801	13,799
Total current liabilities	198,747	149,098
Debt, noncurrent	3,142	10,699
Operating lease liability, noncurrent	20,506	21,186
Other liabilities, noncurrent	7,522	5,973
Total liabilities	229,917	186,956
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.0001 par value; 490,000,000 shares authorized as of December 31, 2020 and 2019; 124,795,222 and 113,604,398 shares issued and outstanding as of December 31, 2020 and 2019, respectively	12	11
Additional paid-in capital	494,122	431,370
Accumulated deficit	(194,824)	(171,957)
Total stockholders’ equity	299,310	259,424
Total liabilities and stockholders’ equity	$529,227	$446,380
The accompanying notes are an integral part of these consolidated financial statements.

UPWORK INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2020, 2019, and 2018
(In thousands, except per share data)

	2020	2019	2018
Revenue	$373,628	$300,562	$253,354
Cost of revenue	104,267	88,144	81,458
Gross profit	269,361	212,418	171,896
Operating expenses
Research and development	83,471	64,027	55,488
Sales and marketing	133,225	95,891	72,963
General and administrative	71,518	67,327	49,336
Provision for transaction losses	3,555	3,905	5,821
Total operating expenses	291,769	231,150	183,608
Loss from operations	(22,408)	(18,732)	(11,712)
Interest expense	778	1,306	2,038
Other (income) expense, net	(469)	(3,407)	6,142
Loss before income taxes	(22,717)	(16,631)	(19,892)
Income tax provision	(150)	(28)	(15)
Net loss	$(22,867)	$(16,659)	$(19,907)
Net loss per share, basic and diluted	$(0.19)	$(0.15)	$(0.38)
Weighted-average shares used to compute net loss per share, basic and diluted	118,699	109,815	52,328
The accompanying notes are an integral part of these consolidated financial statements.

UPWORK INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2020, 2019, and 2018
(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2017	61,279,079	$166,486	33,740,323	$3	$92,222	$(123,592)	$(31,367)
Issuance of common stock upon exercise of stock options and common stock warrants	—	—	3,567,917	1	8,159	—	8,160
Stock-based compensation expense	—	—	—	—	10,361	—	10,361
Issuance of common stock in connection with the initial public offering, net of discounts and commissions	—	—	7,840,908	1	109,380	—	109,381
Costs related to the initial public offering	—	—	—	—	(6,282)	—	(6,282)
Conversion of redeemable convertible preferred stock warrant in connection with the initial public offering	—	—	—	—	7,160	—	7,160
Conversion of redeemable convertible preferred stock in connection with the initial public offering	(61,279,079)	(166,486)	61,279,079	6	166,480	—	166,486
Issuance of common stock for settlement of RSUs	—	—	38,742	—	—	—	—
Shares withheld related to net share settlement of RSUs	—	—	(12,648)	—	(247)	—	(247)
Net loss	—	—	—	—	—	(19,907)	(19,907)
Balances as of December 31, 2018	—	—	106,454,321	11	387,233	(143,499)	243,745
Cumulative effect adjustment from adoption of new accounting pronouncement (Note 2)	—	—	—	—	—	(11,799)	(11,799)
Issuance of common stock upon exercise of stock options and common stock warrants	—	—	6,429,471	—	18,155	—	18,155
Stock-based compensation expense	—	—	—	—	18,616	—	18,616
Tides Foundation common stock warrant expense and other	—	—	—	—	975	—	975
Issuance of common stock for settlement of RSUs	—	—	163,943	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	—	—	556,663	—	6,391	—	6,391
Net loss	—	—	—	—	—	(16,659)	(16,659)
Balances as of December 31, 2019	—	—	113,604,398	11	431,370	(171,957)	259,424
Issuance of common stock upon exercise of stock options and common stock warrants	—	—	9,115,947	1	31,027	—	31,028
Stock-based compensation expense	—	—	—	—	25,677	—	25,677
Tides Foundation common stock warrant expense and other	—	—	—	—	1,135	—	1,135
Issuance of common stock for settlement of RSUs	—	—	1,590,225	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	—	—	484,652	—	4,913	—	4,913
Net loss	—	—	—	—	—	(22,867)	(22,867)
Balances as of December 31, 2020	—	$—	124,795,222	$12	$494,122	$(194,824)	$299,310
The accompanying notes are an integral part of these consolidated financial statements.

UPWORK INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2020, 2019, and 2018
(In thousands)

	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,867)	$(16,659)	$(19,907)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for transaction losses	2,919	3,118	5,110
Depreciation and amortization	10,172	6,661	4,949
Amortization of debt issuance costs	61	52	77
Amortization of discount on purchases of marketable securities	(320)	(1,158)	—
Change in fair value of redeemable convertible preferred stock warrant liability	—	—	6,056
Amortization of operating lease asset	3,860	3,945	—
Tides Foundation common stock warrant expense	750	711	226
Stock-based compensation expense	25,508	18,798	10,361
Loss on disposal of fixed assets	44	14	91
Changes in operating assets and liabilities:
Trade and client receivables	(20,000)	(10,918)	3,506
Prepaid expenses and other assets	(1,198)	(2,069)	(1,292)
Operating lease liability	(1,851)	(1,453)	—
Accounts payable	5,822	(1,457)	1,609
Accrued expenses and other liabilities	15,438	(2,957)	2,849
Deferred revenue	4,027	4,430	109
Net cash provided by operating activities	22,365	1,058	13,744
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(107,281)	(168,786)	—
Proceeds from maturities of marketable securities	117,500	84,500	—
Purchases of property and equipment	(6,320)	(10,752)	(3,002)
Internal-use software and platform development costs	(8,045)	(5,886)	(3,839)
Net cash used in investing activities	(4,146)	(100,924)	(6,841)
CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in escrow funds payable	26,321	10,535	10,991
Proceeds from exercises of stock options and common stock warrant	31,028	18,155	8,160
Taxes paid related to net share settlement of restricted stock units	—	—	(247)
Proceeds from borrowings on debt	18,000	50,000	15,000
Repayment of debt	(25,621)	(55,679)	(25,000)
Proceeds from employee stock purchase plan	4,913	6,391	—
Proceeds from the initial public offering, net of discounts and commissions	—	—	109,381
Payments of costs related to the initial public offering	—	—	(6,220)
Net cash provided by financing activities	54,641	29,402	112,065
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	72,860	(70,464)	118,968
Cash, cash equivalents, and restricted cash—beginning of year	159,603	230,067	111,099
Cash, cash equivalents, and restricted cash—end of year	$232,463	$159,603	$230,067
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$764	$1,291	$1,976
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchased but not yet paid	37	161	2,815
Internal-use software and platform development costs incurred but not yet paid	286	684	130
Conversion of redeemable convertible preferred stock warrant in connection with the initial public offering	—	—	7,160
Conversion of redeemable convertible preferred stock in connection with the initial public offering	—	—	166,486
The accompanying notes are an integral part of these consolidated financial statements.

UPWORK INC.
Notes to Consolidated Financial Statements
Note 1—Organization and Description of Business
Upwork Inc., which is referred to as the Company or Upwork, operates a work marketplace that connects businesses, which are referred to as clients, with independent talent. Independent talent on the Company’s work marketplace, which are referred to as freelancers, and, together with clients, as users, include independent professionals and agencies of varying sizes and are an increasingly sought-after, critical, and expanding segment of the global workforce. The Company was originally incorporated in the state of Delaware in December 2013 prior to and in connection with the combination, which is referred to as the Elance-oDesk Combination, of Elance, Inc., which is referred to as Elance, and oDesk Corporation, which is referred to as oDesk. The Company changed its name to Elance-oDesk, Inc. shortly before the Elance-oDesk Combination in March 2014, and later to Upwork Inc. In 2015, the Company relaunched as Upwork and commenced consolidation of its two operating platforms. In 2016, following completion of the platform consolidation, the Company began operating under a single work marketplace. The Company is currently headquartered in Santa Clara, California.
Unless otherwise expressly stated or the context otherwise requires, the terms “Upwork” and the “Company” in these notes to the consolidated financial statements refer to Upwork and its wholly-owned subsidiaries.
Initial Public Offering
In October 2018, the Company completed its initial public offering, which is referred to as the IPO, in which the Company issued and sold an aggregate of 7,840,908 of the Company’s common stock, including 1,022,727 shares pursuant to the exercise of the underwriters’ option to purchase additional shares. The shares were sold to the underwriters at the IPO price of $15.00 per share less an underwriting discount of $1.05 per share. The Company received aggregate net proceeds of $109.4 million from the IPO after deducting underwriting discounts and commissions but before deducting offering expenses payable by the Company.
Note 2—Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, which is referred to as U.S. GAAP, and include the accounts of Upwork Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under Topics 606 and 842, while prior period amounts have not been adjusted and continue to be reported under Topics 605 and 840.
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
Cash and Cash Equivalents
The Company classifies as cash and cash equivalents its cash held in checking and interest-bearing accounts and investments in money market funds and commercial paper with maturities of 90 days or less from the date of purchase.

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
Restricted Cash
As of December 31, 2020 and 2019, the Company maintained restricted cash of $3.3 million and $2.5 million, respectively, related to cash reserve requirements under the escrow laws and regulations of the California Department of Financial Protection and Innovation and collateral for letters of credit issued in conjunction with operating leases. Short-term restricted cash included in prepaid expenses and other current assets was $2.3 million and $1.7 million as of December 31, 2020 and 2019, respectively, and long-term restricted cash included in other assets, noncurrent was $1.0 million and $0.8 million as of December 31, 2020 and 2019, respectively.
Funds Held in Escrow, Including Funds in Transit
The Company maintains its users’ funds held in escrow in demand or checking accounts at U.S. financial institutions, as well as three California licensed money transmitters. The balance in these accounts was in excess of federally insured limits as of December 31, 2020 and 2019. Users’ funds held in escrow are denominated exclusively in U.S. dollars.
The Company is an internet escrow agent and is therefore required to hold its users’ escrowed funds and escrow funds in transit in trust as an asset and record a corresponding liability for escrow funds payable on its consolidated balance sheets. For this reason, funds held in escrow, including funds in transit, are restricted cash. Escrow funds in transit arise due to the time it takes to clear transactions through external payment networks. When clients fund their escrow account using credit cards, there is a clearing period before the cash is received and settled. Accordingly, the funds are treated as escrow funds in transit until the transaction is settled to the escrow trust bank account or, in the case of international credit card settlements, to the Company’s bank accounts. Escrow regulations require the Company to fund the trust with its own operating cash if there is ever a shortage due to the timing of cash receipts from clients for completed hourly billings. As of December 31, 2020 and 2019, the Company recorded $135.0 million and $108.7 million, respectively, as funds held in escrow, including funds in transit.
The below table reconciles cash, cash equivalents, and restricted cash as reported in the consolidated balance sheets to the total of the same amounts shown in the consolidated statements of cash flows for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	2020	2019	2018
Cash and cash equivalents	$94,081	$48,392	$129,128
Restricted cash	3,340	2,490	2,753
Funds held in escrow, including funds in transit	135,042	108,721	98,186
Total cash, cash equivalents, and restricted cash as shown in the consolidated statement of cash flows	$232,463	$159,603	$230,067

Marketable Securities
The Company’s marketable securities consist of commercial paper, treasury bills, and U.S. government securities, all of which have contractual maturities within 24 months from the date of purchase. The marketable securities are available for current operations and are classified as available-for-sale. These marketable securities are carried at estimated fair value with unrealized gains and losses, net of taxes, included within the stockholders’ equity section of the Company’s consolidated balance sheet.
The Company periodically assesses its portfolio of debt investments for impairment. For debt securities in an unrealized loss position, this assessment first takes into account the Company’s intent to sell, or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of these criteria are met, the debt security’s amortized cost basis is written down to fair value through other (income) expense, net. For debt securities in an unrealized loss position that do not meet the aforementioned criteria, the Company assesses whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. In making this assessment, the Company considers factors such as the extent to which fair value is less than the amortized cost basis, the financial condition of the issuer, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss may exist, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recorded through other (income) expense, net, limited by the amount that the fair value is less than the amortized cost basis. Any additional impairment not recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are reflected as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell are met. These changes are recorded in other (income) expense, net. The Company determines realized gains or losses from the sale of marketable securities on a specific identification method and records such gains or losses as other (income) expense, net within the Company’s consolidated statements of operations.

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
For the year ended December 31, 2020, the gross unrealized gains and losses on the Company’s marketable securities were immaterial. The Company did not record any impairment charges with respect to its marketable securities during the years ended December 31, 2020, 2019, and 2018.
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
Three clients each accounted for more than 10% of trade and client receivables as of December 31, 2020. Two clients each accounted for more than 10% of trade and client receivables as of December 31, 2019. For the year ended December 31, 2020, the Company did not have any clients that accounted for more than 10% of total revenue. For the years ended December 31, 2019 and 2018, the Company generated $32.0 million and $29.5 million, respectively, in revenue from one of these clients, which accounted for more than 10% of revenue during the years ended December 31, 2019 and 2018.
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
Trade and Client Receivables and Related Allowance for Doubtful Accounts
Trade and client receivables are primarily comprised of receivables from the Company’s managed services offering and amounts receivable from clients for completed work, including amounts in transit. It also includes unbilled amounts due from clients. Trade and client receivables are recorded and stated at realizable value, net of an allowance for doubtful accounts. Credit is extended generally without collateral to the Company’s managed services client and marketplace clients with Upwork Enterprise offerings based on an initial and ongoing evaluation of their financial condition and other factors. In aggregate, gross trade receivables were $15.9 million and $10.3 million and gross client receivables were $32.8 million and $22.1 million as of December 31, 2020 and 2019, respectively.
The allowance for doubtful accounts is the Company’s estimate of the probable credit losses on accounts receivable. The Company periodically assesses the collectability of the accounts and determines the allowance recognized by taking into consideration the aging of its receivable balances, historical write-off experience, probability of collection, and other relevant data. Trade and client receivables are written off against the allowance when management determines a balance is uncollectible and no longer actively pursues collection of the receivable.

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
The following table presents the changes in the allowance for doubtful accounts as of December 31, 2020, 2019, and 2018 (in thousands):

	2020	2019	2018
Allowance for doubtful accounts, beginning balance	$2,215	$2,832	$1,577
Provision for doubtful accounts	3,143	3,193	4,940
Amounts written off	(3,697)	(3,810)	(3,685)
Allowance for doubtful accounts, ending balance	$1,661	$2,215	$2,832

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
The notional amounts associated with the Company’s foreign currency forward contracts at December 31, 2020 and 2019 were $7.6 million and $5.4 million, respectively, none of which were designated as cash flow hedges. The carrying values of the foreign currency forward contracts approximated their fair values due to their relatively short settlement durations. The fair values of the Company’s outstanding foreign currency forward contracts not designated as hedging instruments as of December 31, 2020 and 2019 were not material. Losses on foreign currency forward contracts not designated as hedging instruments were $0.6 million for the year ended December 31, 2020. Gains on foreign currency forward contracts not designated as hedging instruments were $0.9 million for the year ended December 31, 2019. Losses on foreign currency forward contracts not designated as hedging instruments were $0.4 million for the year ended December 31, 2018.
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
Internal-Use Software and Platform Development Costs
The Company’s policy is to capitalize certain costs to develop its internal-use software and platform when (i) preliminary project planning is completed, (ii) the Company has committed project resourcing, and (iii) it is probable that the project will be completed and the software will be used as intended. Costs incurred for enhancements that are expected to result in additional significant functionality are also capitalized. Such costs are generally amortized on a straight-line basis over their estimated useful lives determined on a project-by-project basis, which historically has ranged between two to three years, beginning when the asset is ready for its intended use. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred. Amortization of capitalized internal-use software and platform development costs is allocated to functional expense categories based on headcount and the nature and intended use of the project.
Segment Information
The Company has one reportable segment. The Company’s chief operating decision maker is its President and Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.
Goodwill, Acquired Intangible Assets, and Other Long-Lived Assets
Goodwill represents the excess of the aggregate fair value of the consideration transferred over the fair value of the net tangible and identifiable intangible assets acquired in the Elance-oDesk Combination. Goodwill is not amortized, but rather is assessed for impairment at least annually, or more frequently if events and changes in circumstances indicate that its carrying amount may not be recoverable. The Company performs its annual impairment assessment during the fourth quarter of each calendar

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
year based on a single reporting unit structure by comparing the carrying value of the reporting unit to its fair value. An impairment would occur if the carrying amount of a reporting unit exceeded the fair value of that reporting unit. There has been no impairment of goodwill for any of the periods presented.
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
For 2020, the Company conducted its goodwill impairment testing by performing the first step of the two-step impairment model. The fair value was determined by the Company using quoted market prices of the Company’s common stock. The Company determined that the fair value of its reporting unit exceeded the carrying value, and, as such, the Company concluded that there was no impairment of goodwill at the impairment testing date.
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
Revenue Recognition
The Company primarily generates revenue from clients from its marketplace and managed service offerings and from freelancers from its marketplace. The Company accounts for revenue in accordance with Financial Accounting Standards Board, which is referred to as FASB, Accounting Standards Update, which is referred to as ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), which the Company adopted on December 31, 2019 effective as of January 1, 2019 using the modified retrospective method. Revenue is recognized upon transfer of control of promised services to users in an amount that reflects the consideration the Company expects to receive in exchange for those services.
In the ordinary course of business, the Company makes payments to users when those users provide services in their capacity as vendors. These payments are for distinct services and are at fair value. These transactions are primarily with certain financial institutions that the Company uses as payment processors on the work marketplace. The Company accounts for the consideration payable to these users in their capacity as vendors as a purchase of services from a vendor and records such payments in either cost of revenue or sales and marketing within the consolidated statements of operations.
Marketplace
The Company’s marketplace revenue is derived from Upwork Basic, Plus, and Enterprise and other premium offerings.
Upwork Basic and Plus
The Company earns fees from freelancers under the Upwork Basic and Plus offerings, which represent a single promise to provide continuous access (i.e. stand-ready performance obligation) to the Company’s work marketplace and site services. As each day of providing access to the work marketplace and site services (including, but not limited to, communication, invoicing, reporting, dispute resolution, and payment services) is substantially the same and the freelancer simultaneously receives and consumes the benefits as access is provided, the Company’s single promise under its Upwork Basic and Plus offerings is comprised of a series of distinct service periods. The Company allocates variable consideration received to each distinct service period within the series and recognizes revenue as each distinct service period is performed. The Company’s Upwork Basic and Plus arrangements may include fixed and variable consideration, or a combination of the two, comprised of the following:

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
Service fees. Freelancers are provided access to the Upwork work marketplace to market their businesses, send proposals to and communicate with prospective clients, and, if engaged by a client, to perform specified services agreed between freelancers and clients, which are referred to as freelancer services. Freelancers charge clients on an hourly or a milestone basis for services rendered to clients through the Upwork work marketplace, which are referred to as freelancer billings; billings charged on an hourly basis are variable consideration; and billings on a milestone basis represent fixed consideration. The Company charges freelancers a service fee as a percentage of freelancer billings using a tiered service fee model based on cumulative lifetime billings by the freelancer to each client. The arrangements subject to tiered service fees also include contract renewal options that represent a material right. The Company takes no responsibility for the freelancer services, and therefore, does not control the freelancer services. Additionally, freelancers and clients negotiate and agree upon the scope and the price for freelancer services directly with each other, and the Company is not a party to those agreements. Accordingly, for these tiered service fee arrangements, the Company presents revenue on a net basis, as an agent. The Company recognizes the service fee as services are rendered for each distinct time increment in the series.
Withdrawal fees. The Company charges withdrawal fees to freelancers when the freelancers withdraw their escrow funds held by the Company. A withdrawal fee is charged for each withdrawal transaction, which represents variable consideration. The Company presents revenue from withdrawal fees on a gross basis as a principal and not net of the third-party payment processing costs incurred because the Company controls the payment processing services prior to providing to the Company's freelancers. The Company recognizes the withdrawal fees when transactions are processed for each distinct time increment in the series.
Membership fees. The Company charges membership fees to freelancers. These fees are fixed consideration and are charged monthly. The Company recognizes the revenue over the period of the membership consistent with the common measure of progress for the entire performance obligation.
Connects fees. The Company charges fees to freelancers for the purchase of Connects, which are virtual tokens that are required for freelancers to bid on projects on the Company’s work marketplace. These fees represent variable consideration, and the Company recognizes revenue as Connects are used in each distinct time increment in the series.
The Company earns fees from clients under the Upwork Basic and Plus offerings, which represent a single promise to provide continuous access (i.e. stand-ready performance obligation) to the Company’s work marketplace and site services. As each day of providing access to the work marketplace and site services is substantially the same and the client simultaneously receives and consumes the benefits as access is provided, the Company’s single promise under its Upwork Basic and Plus offerings is comprised of a series of distinct service periods. The Company allocates variable consideration received to each distinct service period within the series and recognizes revenue as each distinct service period is performed. The Company’s Upwork Basic and Plus arrangements may include fixed and variable consideration, or a combination of the two, comprised of the following:
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
Upwork Payroll service fees. The Company charges clients using the Upwork Payroll offering when their freelancers are classified as employees for engagements on the Upwork work marketplace. The client enters into an Upwork Payroll agreement with the Company, and Upwork separately contracts with unrelated third-party staffing providers that provide employment services to such clients. In such arrangements, freelancers providing freelancer services to clients become employees of third-party staffing providers. In arrangements where clients enter into Upwork Payroll agreements, the Company charges Upwork Payroll service fees to clients and does not charge service fees to the freelancers who are employees of the third-party staffing providers. Such service fees are variable consideration and charged as a fixed percentage of the total freelancer billings. Under an Upwork Payroll agreement, the Company provides the client access to

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
the Upwork work marketplace to procure and manage freelancer services, as well as access to employment services provided by the third-party staffing providers. The Company presents Upwork Payroll service fees revenue on a net basis as an agent of the client for providing access to employment services provided by the third-party staffing provider. The Company does not control these employment services performed by the third-party on behalf of the client or for the services performed by the freelancers that are employed by the third-party staffing provider. Therefore, the Company is not considered the principal for these services. The Company recognizes the Upwork payroll service fee as revenue as the services are provided for each distinct time increment in the series.
Upwork Enterprise and Other Premium Offerings
The Company earns fees from freelancers under Upwork Enterprise and other premium offerings, which represent a single promise to provide continuous access (i.e. stand-ready performance obligation) to the Company’s work marketplace and site services. As each day of providing access to the work marketplace and site services is substantially the same and the freelancer simultaneously receives and consumes the benefits as access is provided, the Company’s single promise under its Upwork Enterprise and other premium offerings is comprised of a series of distinct service periods. The Company allocates variable consideration received to each distinct service period within the series and recognizes revenue as each distinct service period is performed. These arrangements include variable consideration as follows:
Service fees. The Company provides freelancers access to the Upwork work marketplace to perform freelancer services for clients. The Company charges freelancers a service fee as a percentage of freelancer billings. The Company earns service fees based on a fixed percentage of freelancer billings. For service fees charged to freelancers, the Company presents revenue on a net basis, as an agent, for providing access to the Upwork work marketplace as it does not control the freelancer services provided to clients, and therefore the Company is not considered the principal for the freelancer services. Additionally, freelancers and clients negotiate and agree upon the scope and the price for freelancer services directly with each other, and the Company is not a party to their agreement. The Company recognizes the service fee as services are rendered for each distinct time increment in the series.
The Company earns fees from clients under Upwork Enterprise and other premium offerings, each of which represent a single promise to provide continuous access (i.e. stand-ready performance obligation) to the Company’s work marketplace and site services. As each day of providing access to the work marketplace and site services is substantially the same and the client simultaneously receives and consumes the benefits as access is provided, the Company’s single promise under its Upwork Enterprise and other premium offerings is comprised of a series of distinct service periods. The Company allocates variable consideration received to each distinct service period within the series and recognizes revenue as each distinct service period is performed. These arrangements may include fixed and variable consideration, or a combination of the two, comprised of the following:
Client service fees. The Company offers clients access to the Company’s work marketplace to source freelancers in exchange for a client service fee calculated as a percentage of freelancer billings; these fees represent variable consideration. The Company recognizes the service fee as services are rendered for each distinct time increment in the series.
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

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
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
Arrangements with Multiple Performance Obligations
Certain of the Company’s contracts with freelancers contain multiple performance obligations in the event the Company determines a material right exists. Specifically, the arrangements with freelancers subject to tiered service fees include contract renewal options that represent a material right. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price by applying the portfolio approach practical expedient under Topic 606. Standalone selling prices for offerings subject to tiered service fees are estimated based on observable transactions when these services are sold on a standalone basis. Standalone selling price for a material right is estimated by determining the discount that the freelancer would obtain when exercising the option, adjusted for the likelihood that the option will be exercised. Significant judgment is applied in the application of the portfolio approach practical expedient, which includes estimating the standalone selling price of the material rights and the period of time over which to defer and recognize the consideration allocated to the material rights. Specifically, management applied significant judgment in assessing the appropriateness of the model for the estimates, which include assessing the appropriateness of the methodology and relevant data inputs to (i) estimate the standalone selling price of the material rights, which includes the standalone selling price of the services when sold separately and the likelihood of exercise of the material rights; and (ii) estimate the period of time over which to defer and recognize the consideration allocated to the material rights. The Company utilized historical user transaction data in developing the estimates. The Company recognizes revenue related to the material rights based on the Company’s estimate of when the material rights are exercised and adjusts revenue for changes in estimates in the period of change on a cumulative catch-up basis.
Deferred Revenue
Deferred revenue consists of subscription, membership, and Connects fees collected in advance of performing the service. The Company also recognizes deferred revenue for amounts attributable to unexercised material rights related to arrangements with freelancers that are subject to tiered service fees.
Cost of Revenue
Cost of revenue consists primarily of the cost of payment processing fees, costs of freelancers to deliver services under the Company’s managed services offering, personnel-related costs for the Company’s services and support personnel, third-party hosting fees, and amortization expense associated with acquired intangibles and capitalized internal-use software. The Company defines personnel-related costs as salaries, bonuses, benefits, and stock-based compensation costs for employees, and costs related to other service providers the Company engages to provide internal services to the Company.
Research and Development
Research and development expense primarily consists of personnel-related costs and third-party hosting costs related to development. Research and development costs are expensed as incurred, except to the extent that such costs are associated with internal-use software and platform development that qualify for capitalization.
Advertising Expense
The Company expenses advertising costs as incurred. The Company incurred $51.4 million, $37.4 million, and $23.6 million in advertising expenses during the years ended December 31, 2020, 2019, and 2018, respectively.

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
Provision for Transaction Losses
Provision for transaction losses consists primarily of losses resulting from fraud on the work marketplace and bad debt expense associated with the Company’s trade and client receivables balance and transaction losses expense related to chargebacks. Provision for these items represent estimates of losses based on the Company’s actual historical incurred losses and other factors.
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
Stock-Based Compensation
The Company accounts for stock options, restricted stock units, which are referred to as RSUs, and purchase rights granted under the 2018 Employee Stock Purchase Plan, which is referred to as the 2018 ESPP, to employees and directors based on their estimated fair value on the date of grant. The fair value of each stock option and purchase rights granted under the 2018 ESPP is estimated using the Black-Scholes valuation model. The model requires the Company to make a number of assumptions, including the value of the Company’s common stock, expected volatility, expected term, risk-free interest rate, and expected dividends. The Company evaluates the assumptions used to value option awards upon each grant of stock options. The fair value of RSUs awarded to employees is based on the closing price of the Company’s common stock, as reported on The Nasdaq Global Select Market on the date of grant.
The Company generally recognizes stock-based compensation expense for stock options and RSUs on a straight-line basis over the vesting term. Stock-based compensation for purchase rights granted under the 2018 ESPP is recognized over the offering period. The Company accounts for forfeitures as they occur.
Foreign Currency
The functional currency of the Company and its subsidiaries is the U.S. dollar. Transactions with users denominated in currencies other than the U.S. dollar are remeasured at the exchange rate in effect on the date of the transaction. At the end of each reporting period, monetary assets and liabilities are remeasured using exchange rates in effect at the balance sheet date. Foreign currency transaction gains and losses are included in other (income) expense, net in the consolidated statements of operations. The Company recorded net foreign currency transaction losses of $0.6 million for the year ended December 31, 2020, net foreign currency transaction gains of $0.9 million for the year ended December 31, 2019, and net foreign currency transaction losses of $0.4 million for the year ended December 31, 2018.
Comprehensive Loss
For the year ended December 31, 2020, net unrealized losses from the Company’s marketable securities were immaterial. Comprehensive loss approximates net loss for all periods presented. Accordingly, the consolidated statements of comprehensive loss have been omitted from the consolidated financial statements.
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

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
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
Net Loss per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss is computed by adjusting net loss to reallocate undistributed earnings based on the potential impact of dilutive securities, including outstanding common stock options, RSUs, warrants to purchase common stock, and common stock issuable in connection with the 2018 ESPP. For periods in which the Company has reported net losses, diluted net loss per share is the same as basic net loss per share because dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.
Recent Accounting Pronouncements Not Yet Adopted
The Company has reviewed all recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a material impact on the Company’s consolidated financial statements.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016–13, Financial Instruments—Credit Losses (Topic 326). This standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments in this update represent changes to clarify, correct errors in, or improve the Codification. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326). The amendments in this update provide entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments—Overall, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of Topic 326. This guidance is effective January 1, 2020 with early adoption permitted. The standard requires a modified retrospective method of adoption. The Company adopted ASU No. 2016-13 and related updates on January 1, 2020. The adoption did not have a material impact on the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Others (Topic 350): Simplifying the Test for Goodwill Impairment. ASU No. 2017-04 eliminates Step 2 from the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under ASU No. 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount and recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the loss not exceeding the total amount of goodwill allocated to that reporting unit. The guidance becomes effective for the Company on January 1, 2020 on a prospective basis for its annual or any interim goodwill impairment tests during the 2020 fiscal year. The Company adopted ASU No. 2017-04 on January 1, 2020. The adoption did not have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. ASU No. 2018-13 is effective for the Company beginning January 1, 2020. The Company adopted ASU No. 2018-13 on January 1, 2020. The adoption did not have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (“Subtopic 350-40”): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU No. 2018-15 aligns the requirements for capitalizing implementation costs in a cloud computing arrangement

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. ASU No. 2018-15 is effective for the Company beginning January 1, 2020. The Company adopted ASU No. 2018-15 on January 1, 2020 using the prospective adoption method. The adoption did not have a material impact on the Company’s consolidated financial statements.
Note 3—Revenue
Disaggregation of Revenue
See Note 14 for the Company’s revenue disaggregated by type of service and geographic area.
Remaining Performance Obligations
As of December 31, 2020, the Company had approximately $21.0 million of remaining performance obligations. The Company’s remaining performance obligations consist of transaction price that has been allocated to unexercised material rights related to the Company’s arrangements with freelancers subject to tiered service fees, subscriptions, memberships, Connects, and certain incentive payments made to the Company by payment processors. As of December 31, 2020, the Company expects to recognize approximately $16.8 million over the next 12 months, with the remaining balance recognized thereafter.
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
Contract Balances
The following table provides information about the balances of the Company’s trade and client receivables, net of allowance and contract liabilities included in deferred revenue and other liabilities, noncurrent as of December 31, 2020 and 2019 (in thousands):

	2020	2019
Trade and client receivables, net of allowance	$47,018	$30,156
Contract liabilities
Deferred revenue	16,801	13,799
Deferred revenue (component of other liabilities, noncurrent)	4,177	3,153

During 2020, changes in the contract liabilities balances were a result of normal business activity, deferral of revenue related to arrangements with freelancers subject to tiered service fees and related allocation of transaction price to material rights, and a change in estimate related to the period of time over which to recognize the consideration allocated to the material rights.
Revenue recognized during the year ended December 31, 2020 that was included in deferred revenue as of December 31, 2019 was $13.0 million. Revenue recognized during the year ended December 31, 2019 that was included in deferred revenue as of January 1, 2019 was $10.1 million.
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

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
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
The Company’s financial instruments that are carried at fair value consist of Level I and Level II assets as of December 31, 2020 and 2019. The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	December 31, 2020
	Level I	Level II	Level III	Total
Cash equivalents
Money market funds	$65,723	$—	$—	$65,723
Commercial paper	—	5,999	—	5,999
Marketable securities
Commercial paper	—	50,965	—	50,965
Treasury Bills	4,499	—	—	4,499
U.S. government securities	20,106	—	—	20,106
Total financial assets	$90,328	$56,964	$—	$147,292

	December 31, 2019
	Level I	Level II	Level III	Total
Cash equivalents—money market funds	$35,286	$—	$—	$35,286
Marketable securities
Commercial paper	—	50,794	—	50,794
U.S. government securities	34,687	—	—	34,687
Total financial assets	$69,973	$50,794	$—	$120,767

As of December 31, 2020 and 2019, the Company had debt obligations outstanding of $10.8 million and $18.3 million, respectively, under the Company’s Loan and Security Agreement, as amended, which is referred to as the Loan Agreement. As of December 31, 2020 and 2019, the carrying value approximated fair value as borrowings under the Loan Agreement bore interest at variable rates, and the Company believes its credit risk quality is consistent with when the debt was originated. The Company considered the balances outstanding under the Loan Agreement to be Level II liabilities as of December 31, 2020 and 2019. See “Note 7—Debt.”
Prior to the IPO, the Company measured its redeemable convertible preferred stock warrant liability at fair value on a recurring basis, and it was classified within Level III because the warrants were valued using a Black-Scholes valuation model, for which some inputs are unobservable in the market. The valuation methodology and underlying assumptions are discussed further in Note 9. For the year ended December 31, 2018, the Company recorded $6.1 million related to the revaluation of its redeemable convertible preferred stock warrant liability, which is included in other (income) expense, net in the Company’s consolidated statement of operations. Upon the closing of the IPO in October 2018, the redeemable convertible preferred stock warrant converted to a common stock warrant. As such, the Company reclassified its redeemable convertible preferred stock warrant liability to additional paid-in capital.
The following table sets forth a summary of the changes in the fair value of the redeemable convertible preferred stock warrant liability (in thousands):

Fair value at December 31, 2017	$1,104
Change in fair value	6,056
Conversion to common stock warrant in connection with the initial public offering	(7,160)
Fair value at December 31, 2018	$—

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
Note 5—Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following as of December 31, 2020 and 2019 (in thousands):

	2020	2019
Computer equipment and software	$4,819	$3,613
Internal-use software and platform development costs	20,727	12,726
Leasehold improvements	14,613	10,576
Office furniture and fixtures	3,354	2,454
Total property and equipment	43,513	29,369
Less: Accumulated depreciation	(15,374)	(7,915)
Property and equipment, net	$28,139	$21,454

Depreciation expense related to property and equipment was $3.6 million, $2.8 million, and $2.2 million for the years ended December 31, 2020, 2019, and 2018, respectively.
The Company capitalized $8.0 million, $6.4 million, and $4.0 million of internal-use software and platform development costs during the years ended December 31, 2020, 2019, and 2018, respectively.
Amortization expense related to the capitalized internal-use software and platform development costs was $3.9 million for the year ended December 31, 2020, of which $2.9 million was included in cost of revenue related to developed technology used on the work marketplace. Amortization expense related to the capitalized internal-use software and platform development costs was $1.2 million for the year ended December 31, 2019, of which $0.9 million was included in cost of revenue related to developed technology used on the work marketplace. Amortization expense related to the capitalized internal-use software and platform development costs was $0.1 million for the year ended December 31, 2018.
Intangible Assets, Net
All of the Company’s identifiable intangible assets were acquired in March 2014 from the Elance-oDesk Combination. Intangible assets, net consisted of the following (in thousands):

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	$2,293	$2,293	$—
User relationships	18,678	18,011	667
Developed technology	10,356	10,356	—
Domain names	529	529	—
Total	$31,856	$31,189	$667

	As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	$2,293	$2,293	$—
User relationships	18,678	15,343	3,335
Developed technology	10,356	10,356	—
Domain names	529	529	—
Total	$31,856	$28,521	$3,335

Total amortization expense of intangible assets was $2.7 million for each of the years ended December 31, 2020, 2019, and 2018. Amortization expense is included in general and administrative expenses. As of December 31, 2020, the remaining useful life for user relationships was 0.3 years.

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
As of December 31, 2020, the estimated future amortization expense for the acquired intangible assets is as follows (in thousands):

Year Ended December 31,	Estimated Amortization Expense
2021	$667
Total	$667

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of December 31, 2020 and 2019 (in thousands):

	2020	2019
Accrued compensation and related benefits	$14,007	$5,344
Accrued freelancer costs	1,235	622
Accrued indirect taxes	3,818	2,401
Accrued vendor expenses	8,662	5,485
Accrued payment processing fees	1,219	832
Operating lease liability, current	3,725	3,214
Other	202	444
Total accrued expenses and other current liabilities	$32,868	$18,342

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
The Company’s significant judgments include determining whether an arrangement is or contains a lease, the determination of the discount rate used to calculate the lease liability, and whether or not lease incentives are reasonably certain to occur in the initial measurement of the lease liability. Operating lease assets and lease liabilities are recognized at commencement date and initially measured based on the present value of lease payments over the defined lease term. Lease expense is recognized on a straight-line basis over the lease term.
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
The Company’s leases have remaining lease terms of approximately one year to eight years, which may include the option to extend the lease. The Company includes lease payments associated with renewal options in its operating lease asset and liability only when it becomes reasonably certain the company will exercise the renewal option. The Company has not included renewal options for any of its operating leases in its determination of lease liabilities. The Company does not have lease agreements with residual value guarantees, sale leaseback terms, or material restrictive covenants. Leases with an initial term of 12 months or less are not recognized on the consolidated balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
The following table summarizes the Company’s operating lease assets and lease liabilities as of December 31, 2020 and 2019 (in thousands):

Balance Sheet Classification		2020	2019
Assets
Operating—noncurrent	Operating lease asset	$19,729	$21,908
Liabilities
Operating—current	Accrued expenses and other current liabilities	3,725	3,214
Operating—noncurrent	Operating lease liability, noncurrent	20,506	21,186
Total lease liabilities		$24,231	$24,400

For the years ended December 31, 2020 and 2019, operating lease cost, inclusive of variable lease charges, was $6.0 million and $5.9 million, respectively, and sublease income recognized was approximately $0.3 million and $0.4 million, respectively. For the years ended December 31, 2020 and 2019, charges related to operating leases that are variable, and therefore not included in the measurement of the lease liabilities, were $0.7 million and $0.6 million, respectively. The Company made lease payments of $3.3 million and $3.3 million during the years ended December 31, 2020 and 2019, respectively.
On January 1, 2020, the Company commenced an operating lease of one additional floor in its Chicago, Illinois office. As a result, the Company recognized a $1.7 million operating lease asset and $1.7 million operating lease liability on January 1, 2020, which are included in operating lease asset and operating lease liability, noncurrent, respectively, on the Company’s consolidated balance sheet as of December 31, 2020. The lease has an initial term of five years with the option to renew for an additional five years at the end of the initial lease term. Total minimum lease payments under the initial term are $2.1 million. For the initial measurement of the present value of the lease payments associated with this lease, the Company used its incremental borrowing rate, which is a collateralized rate and approximates the rate at which the Company could borrow, on a secured basis for a similar term, an amount equal to its lease payments in a similar economic environment.
As of December 31, 2020 and 2019, the Company had no material finance leases.
The following table shows the Company’s future lease commitments due in each of the next five years and thereafter for operating leases (in thousands):

Year Ended December 31,	Leases
2021	$3,919
2022	5,391
2023	6,519
2024	5,843
2025	2,356
Thereafter	4,937
Total lease payments	28,965
Adjustment for discount to present value	(4,734)
Total	$24,231

As of and for the year ended December 31, 2020, the weighted-average remaining lease term is 5.4 years, and the weighted-average discount rate is 5.80%.
Note 6—Commitments and Contingencies
Letters of Credit
In conjunction with the operating lease agreements, as of December 31, 2020 and 2019, the Company had three irrevocable letters of credit outstanding in the aggregate amount of $1.0 million and $0.8 million, respectively. The letters of credit are collateralized by restricted cash in the same amount. No amounts had been drawn against these letters of credit as of December 31, 2020 and 2019.

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
Contingencies
The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Potential contingencies may include various claims and litigation or non-income tax matters that arise from time to time in the normal course of business. Due to uncertainties inherent in such contingencies, the Company can give no assurance that it will prevail in any such matters, which could subject the Company to significant liability or damages. Any claims, litigation, or other contingencies could have an adverse effect on the Company’s business, financial position, results of operations or cash flows in or following the period that claims, litigation or other contingencies are resolved.
As of December 31, 2020 and 2019, the Company was not a party to any material legal proceedings or claims, nor is the Company aware of any pending or threatened litigation or claims, including non-income tax matters, that could reasonably be expected to have a material adverse effect on its business, operating results, cash flows, or financial condition. Accordingly, the amounts accrued for contingencies for which the Company believes a loss is probable were not material as of and for the years-ended December 31, 2020 and 2019.
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
Note 7—Debt
The following table presents the carrying value of the Company’s debt obligations as of December 31, 2020 and 2019 (in thousands):

	2020	2019
First term loan—18 months of interest-only payments ended in March 2019 followed by 36 equal monthly installments of principal plus interest, maturing March 2022; interest at prime plus 0.25% per annum	$6,250	$11,250
Second term loan—17 months of interest-only payments ended in March 2019 followed by 42 equal monthly installments of principal plus interest, maturing September 2022; interest at prime plus 0.25% per annum	4,500	7,071
Total debt	10,750	18,321
Less: Unamortized debt discount issuance costs	(27)	(38)
Balance	10,723	18,283
Debt, current	(7,581)	(7,584)
Debt, noncurrent	$3,142	$10,699
Weighted-average interest rate	5.64%	6.93%

In September 2017, the Company entered the Loan Agreement, which was subsequently amended in November 2017, September 2018, March 2019, and August 2020. Under the Loan Agreement, the aggregate amount of the facility is up to $49.0 million, consisting of a term loan in the original principal amount of $15.0 million, which is referred to as the First Term Loan, a term loan in the original principal amount of $9.0 million, which is referred to as the Second Term Loan and, together with the First Term Loan, the Term Loans, and a revolving line of credit, which permits borrowings of up to $25.0 million subject to customary conditions. The Company has granted its lender first-priority liens against substantially all of its assets, as collateral, excluding the Company’s intellectual property (but including proceeds therefrom) and the funds and assets held by the Company’s subsidiary, Upwork Escrow Inc. The Company has also agreed to a negative pledge on its intellectual property. The Loan Agreement also requires that the Company maintain an adjusted quick ratio of 1.75. The Loan Agreement also includes a restrictive covenant on dividend payments other than dividends paid solely in common stock.
In March 2019, the Company entered into a third amendment to the Loan Agreement, which, among other changes, (i) amended the adjusted quick ratio financial covenant to provide that the Company will maintain an adjusted quick ratio of 1.75 to 1.00

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
(previously 1.30 to 1.00), (ii) reduced the frequency with which the Company is required to provide certain financial information to the lender during periods in which it maintains an adjusted quick ratio of 2.50 to 1.00, and (iii) eliminated the minimum EBITDA covenant with which the Company was required to comply. The Company was in compliance with its covenants under the Loan Agreement as of December 31, 2020 and 2019.
In August 2020, the Company entered into a fourth amendment to the Loan Agreement that, among other things, extended the maturity date of the revolving line of credit from September 2020 to September 2022 and eliminated a formula-based restriction that prohibited the Company from borrowing funds under the revolving line of credit in an amount that exceeded a specified percentage of eligible trade and client accounts receivable.
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
Pursuant to the terms of the Loan Agreement, the Company commenced repayment on the Term Loans in April 2019. During the year ended December 31, 2020, the Company repaid $5.0 million and $2.6 million related to the First Term Loan and the Second Term Loan, respectively. During the year ended December 31, 2019, the Company repaid $3.8 million and $1.9 million related to the First Term Loan and the Second Term Loan, respectively.
Amortization expense related to the debt discount was immaterial for the years ended December 31, 2020, 2019, and 2018.
Future maturities of principal payments, excluding potential early payments, as of December 31, 2020, were expected to be as follows (in thousands):

Year Ended December 31,	Principal Payments
2021	$7,571
2022	3,179
Total	$10,750

Note 8—Redeemable Convertible Preferred Stock
Prior to the IPO, the Company financed its operations and capital expenditures primarily through sales of convertible preferred stock, bank borrowings, and utilization of cash generated from operations in the periods in which the Company generated cash flows from operations.
The Company completed its IPO in October 2018, in which the Company issued and sold 7,840,908 shares of common stock at a public offering price of $15.00 per share, before deducting underwriting discounts and commissions and offering expenses payable by the Company. As a result, all of the Company’s 61,279,079 shares of then-outstanding redeemable convertible preferred stock automatically converted into shares of common stock on a one-for-one basis. Therefore, there were no issued or outstanding shares of redeemable convertible preferred stock as of December 31, 2020 and 2019.
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

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
Prior to the IPO, the Company estimated the fair value of each redeemable convertible preferred stock warrant using the Black-Scholes valuation model. For the year ended December 31, 2018, the Company recorded $6.1 million related to the revaluation of its redeemable convertible preferred stock warrant liability, which is included in other (income) expense, net in the Company’s consolidated statement of operations. The following assumptions were used to calculate the estimated fair value of the then-outstanding warrants until the closing date of the Company’s IPO:

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
In 2020, this warrant was exercised as to all 50,000 of the then-vested and exercisable shares. In lieu of a cash payment, the holder of the warrant surrendered 29 shares of common stock to cover the exercise price. The Company issued 49,971 shares of common stock upon the exercise of this common stock warrant.
For the years ended December 31, 2020, 2019, and 2018, the Company recorded $0.8 million, $0.7 million, and $0.2 million, respectively, of expense related to this warrant, which is included in general and administrative expense in the Company’s consolidated statement of operations.
Note 10—Preferred and Common Stock
Preferred Stock
As of December 31, 2020 and 2019, the Company was authorized to issue up to 10,000,000 shares of undesignated preferred stock, $0.0001 par value per share. The Company did not have any outstanding shares of preferred stock as of December 31, 2020 and 2019.
Common Stock
Holders of common stock are entitled to one vote per share and are entitled to receive dividends, if any, on a pro rata basis whenever funds are legally available and when, as, and if declared by the Company’s board of directors.
As of December 31, 2020 and 2019, the Company was authorized to issue 490,000,000 shares of common stock. As of December 31, 2020 and 2019, the Company had reserved shares of common stock for future issuance as follows:

	2020	2019
Options issued and outstanding	4,858,590	15,140,579
RSUs issued and outstanding	5,568,225	2,503,182
Warrant to purchase common stock	400,000	450,000
Remaining shares reserved for future issuances under 2018 Equity Incentive Plan	18,332,765	16,091,801
Remaining shares reserved for future issuances under 2018 Employee Stock Purchase Plan	2,419,154	1,994,971
Total	31,578,734	36,180,533

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
Note 11—Stock-Based Compensation
Equity Incentive Plans
Assumed Awards
In connection with the Elance-oDesk Combination, the Company assumed substantially all stock options outstanding under the Elance 1999 Stock Option Plan, which is referred to as the Elance 1999 Plan, and the Elance 2009 Stock Option Plan, which is referred to as the Elance 2009 Plan. Such assumed options were converted into options to purchase the Company’s common stock. In addition, all stock options outstanding under the oDesk Corporation 2004 Stock Plan, which is referred to as the oDesk Plan, were converted into options to purchase shares of the Company’s common stock, with the number of shares that could be purchased under each option reduced by approximately 16.14%. The exercise price of all options was simultaneously increased such that the then-aggregate exercise price payable by holders did not change. These options generally vest over a four-year period from the original date of grant and expire ten years from the original grant date.
2014 Equity Incentive Plan
In March 2014, the Company’s board of directors and, in June 2014, the Company’s stockholders approved the 2014 Equity Incentive Plan, which is referred to as the 2014 EIP. The total number of shares of common stock reserved and available for grant and issuance pursuant to such plan was originally 12,462,985 plus (i) shares that were then subject to outstanding option grants under the oDesk Plan, the Elance 1999 Plan, and the Elance 2009 Plan, which are referred to collectively as the Prior Plans, but subsequently ceased to be subject to an award for any reason other than exercise of a stock option, (ii) shares that had been reserved but not subject to any outstanding awards under the Prior Plans and (iii) shares issued under the Prior Plans that were repurchased, forfeited, or used to pay employee withholding or exercise price obligations. The number of shares available for grant under the 2014 EIP was increased by 3,001,091 shares, 4,500,000 shares and 100,000 shares in August 2014, October 2017 and August 2018, respectively. Under the terms of the 2014 EIP, incentive stock options may be granted at prices not less than 100% of the fair value of the Company’s common stock on the date of grant unless determined in writing by the Company’s board of directors. The options granted under the 2014 EIP generally vest over a four-year period from the original date of grant and expire ten years from the original grant date.
2018 Equity Incentive Plan
In 2018, the Company’s board of directors and stockholders each adopted the 2018 Equity Incentive Plan, which is referred to as the 2018 EIP, which became effective on the date immediately prior to the date of the IPO. A total of 10,701,505 shares of common stock were initially reserved for issuance pursuant to future awards under the 2018 EIP. On January 1 of each year, shares available for issuance are increased based on the provisions of the 2018 EIP. Any shares subject to outstanding awards under the 2014 EIP that are canceled or repurchased subsequent to the 2018 EIP’s effective date are returned to the pool of shares reserved for issuance under the 2018 EIP. Awards granted under the 2018 EIP may be (i) incentive stock options, (ii) nonqualified stock options, (iii) RSUs, (iv) restricted stock awards, or (v) stock appreciation rights, as determined by the Company’s board of directors or compensation committee at the time of grant.
Pursuant to the terms of the 2018 EIP, the number of shares available for grant was increased by 5,680,219 shares in January 2020.
On December 8, 2019, which is referred to as the Modification Date, the Company entered into a transition agreement, which is referred to as the Transition Agreement, with Stephane Kasriel pursuant to which Mr. Kasriel tendered his resignation as the Company’s President and Chief Executive Officer effective as of December 31, 2019, which is referred to as the Resignation Date. The Transition Agreement provides that Mr. Kasriel will be entitled to any amounts that Mr. Kasriel has earned under the Bonus Plan and that Mr. Kasriel will become a special advisor to the Board through April 30, 2021 pursuant to an advisory services agreement, which is referred to as the Advisory Agreement. Among other terms, the Advisory Agreement provides that while he is providing advisory services, (i) the Company will pay Mr. Kasriel a fee of $40,000 per calendar month, beginning January 1, 2020 and ending December 31, 2020, (ii) the vesting terms of certain of Mr. Kasriel’s outstanding stock options was modified to allow for vesting to continue through the term of the Advisory Agreement, and (iii) the period of time over which Mr. Kasriel can exercise certain of his outstanding stock options was extended to the later of December 31, 2020 or three months following such date as he ceases to provide services to the Company. The Company accounted for the modification of any vested non-qualified options as a Type I (probable-to-probable) modification given that the options were already vested. The incremental fair value, recognized as of the Modification Date, was measured by taking the difference between the fair value of the options immediately before and after the Modification Date. Additionally, the Company accounted for the modification of any unvested options as a Type III (improbable-to-probable) modification. Accordingly, the Company reversed the cumulative compensation cost recognized for the original award, and immediately recognized the fair value of the modified award as the Company concluded the services to be provided by Mr. Kasriel beyond December 31, 2019 were nonsubstantive.

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
As a result, for the year ended December 31, 2019, the Company recorded $3.5 million of additional stock-based compensation expense related to the Transition Agreement.
The fair values of the awards modified by the Transition Agreement were estimated using the Black-Scholes valuation model with the following assumptions:

Dividend yield	—%
Expected term (in years)	0.3 - 1.3
Risk-free interest rates	1.5% - 1.6%
Expected volatility	38% - 39%

Determination of Fair Value
The Company did not grant any stock option awards during the years ended December 31, 2020 and 2019. For the year ended December 31, 2018, the fair value of stock options granted to employees was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

Dividend yield	—%
Expected term (in years)	5.2 - 6.1
Risk-free interest rates	2.5% - 2.9%
Expected volatility	38% - 45%

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

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
The following table summarizes activity under the Company’s stock option plans:

	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2019	15,140,579	$3.61	6.19	$106,967
Exercised	(9,065,976)	3.42
Forfeited and canceled	(1,216,013)	4.08
Balances at December 31, 2020	4,858,590	3.83	5.80	149,046
Vested and exercisable as of December 31, 2020	3,876,252	3.74	5.55	119,303
Vested and expected to vest as of December 31, 2020	4,858,590	3.83	5.80	149,046

Before the IPO, the aggregate intrinsic value represented the difference between the exercise price of the options and the estimated fair value of the Company’s common stock as determined by its board of directors. Following the IPO, the aggregate intrinsic value represented the difference between the exercise price of the options and the closing price of the Company’s common stock on The Nasdaq Global Select Market on the day prior to the date of exercise. The intrinsic value of options exercised was $124.1 million, $73.0 million, and $18.0 million for the years ended December 31, 2020, 2019, and 2018, respectively.
For the year ended December 31, 2018, the weighted-average grant-date fair value of options granted was $3.65. As of December 31, 2020, total unrecognized stock-based compensation cost was $1.9 million, which is expected to be generally recognized on a straight-line basis over a weighted-average period of 1.2 years.
The fair value of RSUs awarded to employees is based on the closing price of the Company’s common stock, as reported on The Nasdaq Global Select Market on the date of grant.
The following table summarizes the RSU activity and related information under the 2018 EIP:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value
Unvested balance - January 1, 2020	2,503,182	$15.82
Granted	5,750,034	10.96
Vested	(1,590,225)	13.15
Forfeited/canceled	(1,094,766)	12.70
Unvested balance - December 31, 2020	5,568,225	$12.20

During 2018, 35,494 fully vested RSUs were granted to a consultant of the Company, which totaled $0.5 million. The consultant’s estimated tax liability associated with this vesting was $0.2 million. To satisfy this tax liability, the consultant surrendered 12,648 shares of common stock to the Company. The associated tax liability was paid in full prior to December 31, 2018.
For the years ended December 31, 2020, 2019, and 2018, the weighted-average grant-date fair value of RSUs granted was $10.96, $16.15, and $15.00, respectively. For the years ended December 31, 2020 and 2019, the fair value of RSUs vested was $20.3 million and $2.6 million, respectively. For the year ended December 31, 2018, the fair value of RSUs vested was immaterial. As of December 31, 2020, there was $62.8 million of unrecognized stock-based compensation expense related to outstanding RSUs to employees that is expected to be recognized over a weighted-average period of 2.9 years.
2018 Employee Stock Purchase Plan
In August 2018, the Company’s board of directors and stockholders each adopted the 2018 ESPP, which became effective prior to the completion of the IPO. A total of 1,700,000 shares of common stock was initially reserved for issuance under the 2018 ESPP. On January 1 of each year, shares available for issuance are increased based on the provisions of the 2018 ESPP. The 2018 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount of up to 15% through payroll deductions of their eligible compensation, subject to any plan limitations. Except for the initial offering period, the 2018 ESPP provides for 24-month offering periods beginning November 15 and May 15 of each year, and each offering period consists of four 6-month purchase periods. Pursuant to the terms of the 2018 ESPP, in January 2020, the number of shares of common stock available for issuance was increased by 908,835 shares.

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
For the years ended December 31, 2020, 2019, and 2018, the assumptions used to determine the fair value of the shares to be awarded was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	2020	2019	2018
Dividend yield	0%	0%	0%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rates	0.1% - 0.2%	1.5% - 2.4%	2.4% - 2.9%
Expected volatility	50% - 82%	38% - 47%	37%

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
Additionally, in the event the fair market value of the Company’s common stock on the first day of a subsequent offering period is less than the fair market value of the Company’s common stock on the offering date of the current offering period, the offering period resets, and the new lower price becomes the new offering price for a new 24 month offering period. During the year ended December 31, 2020, the Company issued 484,652 shares of common stock under the 2018 ESPP.
As of December 31, 2020, there was $2.3 million of unrecognized stock-based compensation expense that is expected to be recognized over the remaining term of the respective offering periods.
Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	2020	2019	2018
Cost of revenue	$779	$456	$282
Research and development	9,783	6,471	3,258
Sales and marketing	4,440	2,609	1,637
General and administrative	10,506	9,262	5,184
Total	$25,508	$18,798	$10,361

Stock-Based Compensation to Employees
Stock-based compensation expense related to employees for the year ended December 31, 2020 was $2.5 million, $20.0 million, and $3.2 million related to stock option grants, RSU grants, and the 2018 ESPP, respectively. Stock-based compensation expense related to employees for the year ended December 31, 2019 was $8.5 million, $7.9 million, and $2.6 million related to stock option grants, RSU grants, and the 2018 ESPP, respectively. Stock-based compensation expense related to employees for the year ended December 31, 2018 was $8.6 million, $1.1 million, and $0.6 million related to stock option grants, RSUs, and the 2018 ESPP, respectively.

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
Note 12—Net Loss per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share for the years ended December 31, 2020, 2019, and 2018 (in thousands, except share and per share data):

	2020	2019	2018
Numerator:
Net loss	$(22,867)	$(16,659)	$(19,907)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	118,698,567	109,814,604	52,327,518
Net loss per share, basic and diluted	$(0.19)	$(0.15)	$(0.38)

For the years ended December 31, 2020, 2019, and 2018, the following potentially dilutive shares were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	2020	2019	2018
Options to purchase common stock	4,858,590	15,140,579	23,774,279
Common stock issuable upon exercise of common stock warrants	400,000	450,000	898,331
Common stock issuable upon vesting of restricted stock units	5,568,225	2,503,182	288,460
Common stock issuable in connection with employee stock purchase plan	540,580	1,651,263	—
Total	11,367,395	19,745,024	24,961,070

Note 13—Income Taxes
For the years ended December 31, 2020, 2019, and 2018, the loss before income taxes consisted of the following (in thousands):

	2020	2019	2018
Domestic	$(22,748)	$(16,658)	$(19,925)
Foreign	31	27	33
Total loss before income taxes	$(22,717)	$(16,631)	$(19,892)

UPWORK INC.
Notes to Consolidated Financial Statements — Continued

For the years ended December 31, 2020, 2019, and 2018, the components of the income tax provision were as follows (in thousands):

	2020	2019	2018
Current:
Federal	$(19)	$—	$—
State	(127)	(26)	(11)
Foreign	(4)	(2)	(4)
Total current	$(150)	$(28)	$(15)
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total deferred	$—	$—	$—
Total income tax benefit (provision)	$(150)	$(28)	$(15)

The Company had an effective tax rate of (0.66)%, (0.17)%, and (0.07)% for the years ended December 31, 2020, 2019, and 2018, respectively. The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2020, 2019, and 2018 were as follows:

	2020	2019	2018
Tax at federal statutory rate	21.00%	21.00%	21.00%
State tax, net of federal benefit	(0.49)	(0.27)	1.88
Stock-based compensation	94.02	51.45	(5.84)
Warrant expense	—	—	(6.98)
Other items	(0.59)	(4.34)	(1.46)
Research and development credits	9.74	13.74	10.54
Net operating loss expiration	(14.00)	(18.33)	—
Change in valuation allowance	(110.34)	(63.42)	(19.21)
Effective tax rate	(0.66)%	(0.17)%	(0.07)%

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2020 and 2019, the significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$77,230	$48,988
Stock-based compensation	230	4,192
Operating lease liability	5,555	10,248
Non-deductible accrued expenses, reserves and other	4,903	2,596
Research and development credits	11,352	8,762
Gross deferred tax assets	99,270	74,786
Valuation allowance	(92,390)	(63,542)
Total deferred tax assets	6,880	11,244
Deferred tax liabilities:
Acquired intangible assets	(89)	(693)
Operating lease asset	(4,523)	(9,202)
Depreciation and amortization	(2,268)	(1,349)
Total deferred tax liabilities	(6,880)	(11,244)
Net deferred tax assets	$—	$—

The change in valuation allowance for deferred tax assets was as follows for the periods presented (in thousands):

Year Ended December 31,	Balance at Beginning of Year	Additions Charged to Costs & Expenses	Additions Charged to Other Accounts	Deductions	Balance at End of Year
2020	$63,542	$28,848	$—	$—	$92,390
2019	49,439	14,103	—	—	63,542
2018	45,364	4,075	—	—	49,439

The Company records a full valuation allowance of $92.4 million and $63.5 million as of December 31, 2020 and 2019, respectively, against its net deferred tax assets. The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the history of losses the Company has generated in the past, the Company believes that it is not more likely than not that all of the deferred tax assets can be realized as of December 31, 2020. Accordingly, the Company has recorded a full valuation allowance on its deferred tax assets.
The Company has federal net operating loss, which is referred to as NOL, carryforwards of approximately $343.1 million and $220.4 million as of December 31, 2020 and 2019, respectively. The federal NOLs generated in the years ended December 31, 2017 and prior are subject to expiration, including $15.1 million that expired in 2020 and $21.6 million that will expire in 2021. NOLs originating before January 1, 2018, are eligible to offset taxable income, if not otherwise limited under Internal Revenue Code, which is referred to as IRC, §382 limitations. NOLs generated after December 31, 2017, have an infinite carryforward period and subject to 80% deduction limitation based upon pre-NOL deduction taxable income. The Company has California NOL carryforwards of approximately $72.9 million and $50.3 million as of December 31, 2020 and 2019, respectively. California NOLs generated in the years ended December 31, 2008 through 2018 will begin to expire in 2028. California NOLs generated before 2008 have expired in accordance the California Revenue Taxation Code and related regulations.
The Company has federal research and development credits, which are referred to as Credits, of approximately $12.0 million and $10.1 million as of December 31, 2020 and 2019, respectively. In 2020, $0.2 million of federal research and development credits expired and the remaining carryforward is subject to expiration through 2039. The Company has California Credits of approximately $13.1 million and $11.3 million as of December 31, 2020 and 2019, respectively. California Credits have an infinite carryforward period.

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
Utilization of the NOL and Credit carryforwards that were generated prior to January 1, 2018, may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by IRC §382 and §383, as well as similar state provisions.
Uncertain Tax Positions
As of December 31, 2020, the Company’s total amount of unrecognized tax benefits was $13.3 million, none of which would impact the Company’s effective tax rate, if recognized.
For the years ended December 31, 2020, 2019, and 2018, the activity related to the unrecognized tax benefits were as follows (in thousands):

	2020	2019	2018
Gross unrecognized tax benefits—beginning balance	$12,782	$10,973	$10,200
Increase related to tax positions taken during prior year	131	—	108
Decrease related to tax positions taken during prior year	—	(164)	(2)
Increase related to tax positions taken during current year	608	1,973	667
Decrease related to tax positions taken during current year	—	—	—
Decrease related to expiration of unrecognized tax benefit	(183)	—	—
Gross unrecognized tax benefits—ending balance	$13,338	$12,782	$10,973
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the provision for income taxes in the period that such determination is made. As of December 31, 2020, the Company did not currently recognize any penalties or interest charges relating to uncertain tax positions. The Company does not anticipate the recorded reserves to change significantly in the next 12 months.
The Company is subject to taxation in the United States and various other state and foreign jurisdictions. Due to certain tax attribute carryforwards, the tax years 2001 to 2020 remain open to examination by the major taxing jurisdictions in which the Company is subject to tax. As of December 31, 2020, the Company was not under examination by the Internal Revenue Service or any state or foreign tax jurisdiction.

UPWORK INC.
Notes to Consolidated Financial Statements — Continued
Note 14—Segment and Geographical Information
The Company operates as one operating and reportable segment for purposes of allocating resources and evaluating financial performance.
The following table sets forth total revenue by type of service for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	2020	2019	2018
Marketplace	$338,152	$268,284	$223,831
Managed services	35,476	32,278	29,523
Total	$373,628	$300,562	$253,354

The Company generates its revenue from freelancers and clients. The following table sets forth total revenue by geographic area based on the billing address of its freelancers and clients for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	2020	2019	2018
Freelancers:
United States	$60,861	$50,154	$40,313
India	33,109	27,369	25,485
Philippines	22,924	19,660	17,057
Rest of world	109,805	90,259	80,387
Total freelancers	226,699	187,442	163,242
Clients:
United States	107,359	87,241	65,578
Rest of world	39,570	25,879	24,534
Total clients	146,929	113,120	90,112
Total	$373,628	$300,562	$253,354

Substantially all of the Company’s long-lived assets were located in the United States as of December 31, 2020 and 2019.
Note 15—401(k) Plan
The Company offers the Upwork Retirement Savings Plan, which is referred to as the Retirement Plan, a defined contribution plan that allows employees to contribute a portion of their salary, subject to the annual limits. Under the Retirement Plan, eligible employees may defer a portion of their pretax salaries, but not more than the statutory limits. The Retirement Plan provides for a discretionary employer cash matching contribution. The Company makes matching cash contributions equal to 50% of each dollar contributed, subject to a maximum contribution of $5,000 annually per participant. The Company’s total expense for the matching contributions was $2.5 million, $2.0 million, and $1.7 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Note 16—Subsequent Events
On January 18, 2021, which is referred to as the Grant Date, the compensation committee of the board of directors of the Company approved a stock option grant exercisable for up to 1,500,000 shares of the Company’s common stock to Hayden Brown, the Company’s Chief Executive Officer, under the 2018 EIP, which is referred to as the CEO Award. The CEO Award will vest in sixteen equal quarterly installments, which is referred to as the service condition, subject to the achievement of certain volume weighted-average common stock price targets, which is referred to as the market condition, conditioned upon Ms. Brown’s continued employment as the Chief Executive Officer of the Company. Stock-based compensation expense associated with the CEO Award will be recognized over the longer of the expected achievement period for each of the market condition or service condition.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, as of December 31, 2020. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.
Management’s Report on Internal Control Over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2020. This report appears on page 76.
Remediation of Previously Disclosed Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be included in our Proxy Statement for the 2021 Annual Meeting of Stockholders, which we refer to as the Proxy Statement, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020, and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2020, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2020, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2020, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2020, and is incorporated herein by reference.

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
(3) Exhibits.
Exhibit Index

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation.	10-Q	001-38678	3.1	November 8, 2018
3.2	Amended and Restated Bylaws.	8-K	001-38678	3.1	December 22, 2020
4.1	Form of Common Stock Certificate.	S-1	333-227207	4.1	September 6, 2018
4.2	Amended and Restated Investors’ Rights Agreement, dated August 19, 2014, by and among Upwork and certain security holders of Upwork, as amended.	S-1	333-227207	4.2	September 6, 2018
4.3	Warrant, dated May 1, 2018, by and between Upwork and Tides Foundation.	S-1	333-227207	4.4	September 6, 2018
4.4	Description of Securities Registered Under Section 12 of the Exchange Act.					X
10.1*	Form of Indemnification Agreement by and between Upwork and each of its directors and executive officers.	S-1	333-227207	10.1	September 6, 2018
10.2*	oDesk 2004 Stock Plan, as amended, and forms of equity agreements thereunder.	S-1	333-227207	10.2	September 6, 2018
10.3*	2014 Equity Incentive Plan, as amended, and forms of equity agreements thereunder.	S-1	333-227207	10.3	September 6, 2018
10.4*	2018 Equity Incentive Plan and forms of award agreements thereunder.	S-1	333-227207	10.4	September 6, 2018
10.5*	2018 Employee Stock Purchase Plan and enrollment forms thereunder.	S-1	333-227207	10.5	September 6, 2018
10.6*	Offer Letter, dated February 25, 2015, by and between Upwork and Elizabeth Nelson.	S-1	333-227207	10.13	September 6, 2018
10.7*	Offer Letter, dated August 3, 2018, by and between Upwork and Gary Steele.	S-1	333-227207	10.16	September 6, 2018
10.8	Loan and Security Agreement, dated September 19, 2017, by and between Upwork and Silicon Valley Bank, as amended.	S-1	333-227207	10.14	September 21, 2018
10.9*	Upwork Performance Bonus Plan.	10-Q	001-38678	10.2	May 8, 2019
10.10	Sublease Agreement, dated February 25, 2019, by and between Upwork and Veritas Technologies LLC.	10-Q	001-38678	10.3	May 8, 2019
10.11*	Offer Letter, dated June 17, 2019 by and between Upwork and Leela Srinivasan.	10-Q	001-38678	10.2	August 7, 2019
10.12*	Change in Control and Severance Agreement, dated December 8, 2019, by and between Upwork and Hayden Brown.	10-K	001-38678	10.8	March 2, 2020
10.13*	Amended and Restated Offer Letter, dated December 8, 2019, by and between Upwork and Hayden Brown.	10-K	001-38678	10.11	March 2, 2020
10.14*	Transition Agreement, dated December 8, 2019, by and between Upwork and Stephane Kasriel.	10-K	001-38678	10.13	March 2, 2020
10.15*	Advisory Agreement, dated December 8, 2019, by and between Upwork and Stephane Kasriel.	10-K	001-38678	10.14	March 2, 2020
10.16*	Change in Control and Severance Agreement, dated May 29, 2018, by and between Upwork and Randoll Eric Gilpin.	10-Q	001-38678	10.1	August 4, 2020
10.17*	Amended and Restated Offer Letter, dated May 29, 2018, by and between Upwork and Randoll Eric Gilpin.	10-Q	001-38678	10.2	August 4, 2020
10.18*	Offer Letter, dated July 10, 2020, by and between Upwork Inc. and Jeff McCombs.	10-Q	001-38678	10.1	November 4, 2020
10.19*	Change in Control and Severance Agreement, dated August 4, 2020, by and between Upwork Inc. and Jeff McCombs.	10-Q	001-38678	10.2	November 4, 2020
10.20	Fourth Amendment to Loan and Security Agreement, dated August 13, 2020, by and between Upwork Inc. and Silicon Valley Bank.	10-Q	001-38678	10.4	November 4, 2020
10.21*	Offer Letter, dated October 13, 2020, by and between Upwork Inc. and Anilu Vazquez-Ubarri.					X

21.1	List of Subsidiaries.	S-1	333-227207	21.1	September 6, 2018
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature page to Annual Report).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 is formatted in Inline XBRL.					X
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

Upwork Inc.
Date: February 23, 2021	By:	/s/ Hayden Brown
Hayden Brown
President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Hayden Brown and Jeff McCombs, and each of them, as his or her true and lawful attorneys-in-fact, proxies, and agents, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies, and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies, and agents, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hayden Brown	President, Chief Executive Officer, and Director	February 23, 2021
Hayden Brown	(Principal Executive Officer)

/s/ Jeff McCombs	Chief Financial Officer	February 23, 2021
Jeff McCombs	(Principal Financial and Accounting Officer)

/s/ Gregory C. Gretsch	Director	February 23, 2021
Gregory C. Gretsch

/s/ Kevin Harvey	Director	February 23, 2021
Kevin Harvey

/s/ Thomas Layton	Director	February 23, 2021
Thomas Layton

/s/ Elizabeth Nelson	Director	February 23, 2021
Elizabeth Nelson

/s/ Leela Srinivasan	Director	February 23, 2021
Leela Srinivasan

/s/ Gary Steele	Director	February 23, 2021
Gary Steele

/s/ Anilu Vazquez-Ubarri	Director	February 23, 2021
Anilu Vazquez-Ubarri