Form 10-Q
period 2021-03-31
UPWORK, INC
filed 2021-05-04
CIK 1627475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number: 001-38678
________________________________________________
UPWORK INC.
(Exact Name of Registrant as Specified in its Charter)
________________________________________________

Delaware		46-4337682
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
475 Brannan Street, Suite 430
San Francisco,	California	94107
(Address of principal executive offices)		(Zip Code)

(650) 316-7500
(Registrant’s telephone number, including area code)

2625 Augustine Drive, Suite 601
Santa Clara, California 95054
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of April 30, 2021, there were 126,144,849 shares of the registrant’s common stock outstanding.

Unless otherwise expressly stated or the context otherwise requires, references in this Quarterly Report on Form 10-Q, which we refer to as this Quarterly Report, to “Upwork,” “Company,” “our,” “us,” and “we” and similar references refer to Upwork Inc. and its wholly-owned subsidiaries.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
UPWORK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$104,316	$94,081
Marketable securities	65,513	75,570
Funds held in escrow, including funds in transit	161,403	135,042
Trade and client receivables – net of allowance of $1,792 and $1,661 as of March 31, 2021 and December 31, 2020, respectively	51,894	47,018
Prepaid expenses and other current assets	10,742	9,090
Total current assets	393,868	360,801
Property and equipment, net	27,868	28,139
Goodwill	118,219	118,219
Intangible assets, net	—	667
Operating lease asset	18,818	19,729
Other assets, noncurrent	1,560	1,672
Total assets	$560,333	$529,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,080	$6,455
Escrow funds payable	161,403	135,042
Debt, current	7,586	7,581
Accrued expenses and other current liabilities	26,762	32,868
Deferred revenue	18,157	16,801
Total current liabilities	225,988	198,747
Debt, noncurrent	1,263	3,142
Operating lease liability, noncurrent	19,714	20,506
Other liabilities, noncurrent	7,867	7,522
Total liabilities	254,832	229,917
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.0001 par value; 490,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 125,962,107 and 124,795,222 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	13	12
Additional paid-in capital	508,147	494,122
Accumulated deficit	(202,659)	(194,824)
Total stockholders’ equity	305,501	299,310
Total liabilities and stockholders’ equity	$560,333	$529,227
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$113,619	$83,196
Cost of revenue	30,441	23,485
Gross profit	83,178	59,711
Operating expenses
Research and development	26,613	19,348
Sales and marketing	39,604	30,678
General and administrative	23,531	17,824
Provision for transaction losses	1,127	912
Total operating expenses	90,875	68,762
Loss from operations	(7,697)	(9,051)
Interest expense	199	230
Other (income) expense, net	(78)	731
Loss before income taxes	(7,818)	(10,012)
Income tax provision	(17)	(9)
Net loss	$(7,835)	$(10,021)

Net loss per share, basic and diluted	$(0.06)	$(0.09)
Weighted-average shares used to compute net loss per share, basic and diluted	125,279	114,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

Three Months Ended March 31, 2021	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2020	124,795,222	$12	$494,122	$(194,824)	$299,310
Issuance of common stock upon exercise of stock options	748,396	1	2,596	—	2,597
Stock-based compensation expense	—	—	11,264	—	11,264
Issuance of common stock for settlement of RSUs	418,489	—	—	—	—
Tides Foundation common stock warrant expense and other	—	—	165	—	165
Net loss	—	—	—	(7,835)	(7,835)
Balances as of March 31, 2021	125,962,107	$13	$508,147	$(202,659)	$305,501

Three Months Ended March 31, 2020	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2019	113,604,398	$11	$431,370	$(171,957)	$259,424
Issuance of common stock upon exercise of stock options	949,887	—	3,165	—	3,165
Stock-based compensation expense	—	—	5,327	—	5,327
Issuance of common stock for settlement of RSUs	312,653	—	—	—	—
Tides Foundation common stock warrant expense and other	—	—	841	—	841
Net loss	—	—	—	(10,021)	(10,021)
Balances as of March 31, 2020	114,866,938	$11	$440,703	$(181,978)	$258,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,835)	$(10,021)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for transaction losses	901	767
Depreciation and amortization	3,194	2,308
Amortization of debt issuance costs	19	13
Amortization of premium (discount) on purchases of marketable securities, net	10	(174)
Amortization of operating lease asset	911	969
Tides Foundation common stock warrant expense	188	188
Stock-based compensation expense	11,226	5,537
Changes in operating assets and liabilities:
Trade and client receivables	(5,584)	(5,891)
Prepaid expenses and other assets	(1,542)	(464)
Operating lease liability	(401)	(459)
Accounts payable	5,540	994
Accrued expenses and other liabilities	(6,291)	3,881
Deferred revenue	1,540	650
Net cash provided by (used in) operating activities	1,876	(1,702)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(20,976)	(26,789)
Proceeds from maturities of marketable securities	31,000	33,000
Purchases of property and equipment	(70)	(1,288)
Internal-use software and platform development costs	(2,298)	(1,999)
Net cash provided by investing activities	7,656	2,924
CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in escrow funds payable	26,360	14,834
Proceeds from exercises of stock options	2,597	3,165
Proceeds from borrowings on debt	—	15,000
Repayment of debt	(1,893)	(1,893)
Net cash provided by financing activities	27,064	31,106
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	36,596	32,328
Cash, cash equivalents, and restricted cash—beginning of period	232,463	159,603
Cash, cash equivalents, and restricted cash—end of period	$269,059	$191,931
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$105	$239
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
Property and equipment purchased but not yet paid	$173	$2,435
Internal-use software and platform development costs incurred but not yet paid	$—	$40
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1—Description of Business
Upwork Inc., which is referred to as the Company or Upwork, operates a work marketplace that connects businesses, which are referred to as clients, with independent talent. Independent talent on the Company’s work marketplace, which are referred to as freelancers, and, together with clients, as users, include independent professionals and agencies of varying sizes and are an increasingly sought-after, critical, and expanding segment of the global workforce. The Company is currently headquartered in San Francisco, California.
Unless otherwise expressly stated or the context otherwise requires, the terms “Upwork” and the “Company” in these notes to the condensed consolidated financial statements refer to Upwork and its wholly-owned subsidiaries.
Note 2—Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, which is referred to as U.S. GAAP, and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which is referred to as the Annual Report, filed with the SEC on February 24, 2021.
The condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by U.S. GAAP.
The condensed consolidated financial statements include the accounts of Upwork and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
The accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, changes in stockholders’ equity and cash flows for the interim periods, but do not purport to be indicative of the results of operations or financial condition to be anticipated for the full year ending December 31, 2021.
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
Due to the COVID-19 pandemic and the restrictions intended to prevent its spread, the Company is evaluating its current need for office space. The Company may determine to either close or sublease certain of its offices, either of which may result in impairment charges primarily related to the Company’s operating lease asset and associated leasehold improvements.
Notwithstanding the foregoing, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Recently Adopted Accounting Pronouncements
The significant accounting policies applied in the Company’s audited consolidated financial statements, as disclosed in the Annual Report, are applied consistently in these unaudited interim condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
The Company has reviewed all accounting pronouncements issued during the three months ended March 31, 2021 and concluded they were either not applicable or not expected to have a material impact on the Company’s condensed consolidated financial statements.
Note 3—Revenue
Disaggregation of Revenue
See “Note 9—Segment and Geographical Information” for the Company’s revenue disaggregated by type of service and geographic area.
Remaining Performance Obligations
As of March 31, 2021, the Company had approximately $22.5 million of remaining performance obligations. The Company’s remaining performance obligations consist of transaction price that has been allocated to unexercised material rights related to the Company’s arrangements with freelancers subject to tiered service fees, subscriptions, memberships, “Connects” (virtual tokens that allow freelancers to bid on projects on the Company’s platform), and certain incentive payments made to the Company by payment processors. As of March 31, 2021, the Company expects to recognize approximately $18.2 million over the next 12 months, with the remaining balance recognized thereafter.
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
Contract Balances
The following table provides information about the balances of the Company’s trade and client receivables, net of allowance and contract liabilities included in deferred revenue and other liabilities, noncurrent (in thousands):

	March 31, 2021	December 31, 2020
Trade and client receivables, net of allowance	$51,894	$47,018
Contract liabilities
Deferred revenue	18,157	16,801
Deferred revenue (component of other liabilities, noncurrent)	4,361	4,177
During the three months ended March 31, 2021, changes in the contract liabilities balances were a result of normal business activity and deferral of revenue related to arrangements with freelancers subject to tiered service fees and related allocation of transaction price to material rights.
Revenue recognized during the three months ended March 31, 2021 that was included in deferred revenue as of December 31, 2020 was $6.2 million. Revenue recognized during the three months ended March 31, 2020 that was included in deferred revenue as of December 31, 2019 was $5.1 million.
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
The Company’s financial instruments that are carried at fair value consist of Level I and Level II assets as of March 31, 2021 and December 31, 2020. The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	March 31, 2021
	Level I	Level II	Level III	Total
Cash equivalents
Money market funds	$90,036	$—	$—	$90,036
Marketable securities
Commercial paper	—	50,971	—	50,971
Treasury bills	4,500	—	—	4,500
U.S. government securities	10,042	—	—	10,042
Total financial assets	$104,578	$50,971	$—	$155,549

	December 31, 2020
	Level I	Level II	Level III	Total
Cash equivalents
Money market funds	$65,723	$—	$—	$65,723
Commercial paper	—	5,999	—	5,999
Marketable securities
Commercial paper	—	50,965	—	50,965
Treasury Bills	4,499	—	—	4,499
U.S. government securities	20,106	—	—	20,106
Total financial assets	$90,328	$56,964	$—	$147,292
For each of the three months ended March 31, 2021 and 2020, the gross unrealized gains and losses on the Company’s marketable securities were immaterial. As of March 31, 2021 and 2020, the Company considered any decreases in market value to be temporary in nature and did not consider any of the Company’s marketable securities to be other-than-temporarily impaired. As such, the Company did not record any impairment charges with respect to its marketable securities during each of the three months ended March 31, 2021 and 2020.

As of March 31, 2021 and December 31, 2020, the Company had debt obligations outstanding of $8.9 million and $10.8 million, respectively, under the Company’s Loan and Security Agreement, as amended, which is referred to as the Loan Agreement. As of March 31, 2021, the carrying value approximated fair value as borrowings under the Loan Agreement bore interest at variable rates, and the Company believes its credit risk quality is consistent with when the debt was originated. The Company considered the balances outstanding under the Loan Agreement to be Level II liabilities as of March 31, 2021 and December 31, 2020. See “Note 7—Debt.”
Note 5—Balance Sheet Components
Cash and Cash Equivalents, Restricted Cash, and Funds Held In Escrow, Including Funds In Transit
The following table reconciles cash and cash equivalents, restricted cash, and funds held in escrow that are restricted as reported in the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$104,316	$94,081
Restricted cash	3,340	3,340
Funds held in escrow, including funds in transit	161,403	135,042
Total cash, cash equivalents, and restricted cash as shown in the condensed consolidated statement of cash flows	$269,059	$232,463
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Computer equipment and software	$5,006	$4,819
Internal-use software and platform development	22,798	20,727
Leasehold improvements	14,612	14,613
Office furniture and fixtures	3,354	3,354
Total property and equipment	45,770	43,513
Less: accumulated depreciation	(17,902)	(15,374)
Property and equipment, net	$27,868	$28,139
For the three months ended March 31, 2021 and 2020, depreciation expense related to property and equipment was $1.0 million and $0.7 million, respectively.
For the three months ended March 31, 2021 and 2020, the Company capitalized $2.1 million and $1.6 million of internal-use software and platform development costs, respectively.
For the three months ended March 31, 2021 and 2020, amortization expense related to the capitalized internal-use software and platform development costs was $1.5 million and $0.9 million, respectively.
Intangible Assets, Net
All of the Company’s identifiable intangible assets were acquired in March 2014 from the combination of Elance, Inc. and oDesk Corporation. For each of the three months ended March 31, 2021 and 2020, amortization expense of intangible assets was $0.7 million. As of March 31, 2021, all of the Company’s identifiable intangible assets were fully amortized.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued compensation and related benefits	$9,203	$14,007
Accrued freelancer costs	963	1,235
Accrued indirect taxes	2,522	3,818
Accrued vendor expenses	8,036	8,662
Accrued payment processing fees	1,618	1,219
Operating lease liability, current	4,116	3,725
Other	304	202
Total accrued expenses and other current liabilities	$26,762	$32,868
Stockholders’ Equity
On January 18, 2021, which is referred to as the CEO Award Grant Date, the compensation committee of the board of directors of the Company approved a stock option grant, which is referred to as the CEO Award, exercisable for up to 1,500,000 shares of the Company’s common stock to Hayden Brown, the Company’s President and Chief Executive Officer, under the Company’s 2018 Employee Incentive Plan, which is referred to as the 2018 EIP. The CEO Award is subject to a service-based vesting requirement, which is referred to as the Service Condition, and a performance-based vesting requirement, which is referred to as the Market Condition. In order for any shares subject to the CEO Award to be exercisable, both the Service Condition and the Market Condition must be satisfied with respect to such shares. The CEO Award vests with respect to the Service Condition in sixteen equal quarterly installments following the CEO Award Grant Date, subject to Ms. Brown’s continuous service to the Company as Chief Executive Officer, Executive Chairperson, or any C-level officer position. The CEO Award vests with respect to the Market Condition upon the achievement of certain volume weighted-average common stock price targets measured over any consecutive 90-day period between the CEO Award Grant Date and April 18, 2026. The 90-day volume weighted-average common stock price targets, and the number of shares of the CEO Award that become vested with respect to the Market Condition upon the achievement of each such target, are reflected in the following table:

Stock Price	Number of Shares Vested
$60	100,000
$70	200,000
$80	300,000
$90	400,000
$100	500,000

Stock-based compensation expense associated with the CEO Award will be recognized over the longer of the expected achievement period for the Market Condition and the Service Condition. The Market Condition period and the valuation of each tranche of the CEO Award were determined using a Monte Carlo simulation. Stock-based compensation expense for the CEO Award is recorded as a component of general and administrative expense in the Company’s condensed consolidated statement of operations. In the event the Market Condition is met prior to the expected achievement period, any then-unrecognized compensation expense associated with the shares that have vested with respect to both the Market Condition and the Service Condition will be recognized immediately in the Company’s condensed consolidated statements of operations.
For the three months ended March 31, 2021, the Company recorded stock-based compensation expense of $2.5 million related to the CEO Award. As of March 31, 2021, total unrecognized stock-based compensation cost was $26.3 million, which is expected to be recognized over a weighted-average period of 1.9 years.

On February 17, 2021, which is referred to as the PSU Grant Date, the compensation committee of the board of directors of the Company approved performance stock unit awards, which are referred to as PSU Awards, to certain members of the Company’s leadership team under the 2018 EIP. The number of performance stock units, which are referred to as PSUs, that are earned by the recipients, which is referred to as Earned PSUs, will be determined based on the Company’s revenue achievement during fiscal year 2021, which is referred to as the PSU Performance Condition. Upon attainment of the PSU Performance Condition, the Earned PSUs will be subject to a time-based vesting requirement conditioned on the recipient of the PSU Award continuing to provide service to the Company for four years from the PSU Grant Date, which is referred to as the PSU Service Condition. The Earned PSUs will vest with respect to 25% of the Earned PSUs on the one-year anniversary of the PSU Grant Date and 1/16th of the Earned PSUs on a quarterly basis thereafter.
Stock-based compensation expense associated with the PSU Awards is a component of operating expenses in the Company’s condensed consolidated statements of operations and will be recognized over the longer of the expected achievement period for the PSU Performance Condition and the PSU Service Condition. The grant date fair value of the PSU Awards was determined using the Company’s closing common stock price on the PSU Grant Date multiplied by the number of PSUs that were probable of being earned on the PSU Grant Date. At each interim reporting date prior to the date on which the compensation committee of the board of directors certifies the PSU Performance Condition, the number of PSUs that are probable of being earned is reassessed and any changes are reflected in the total stock-based compensation expense associated with the PSU Awards.
During the three months ended March 31, 2021, the Company recorded stock-based compensation expense of $0.4 million related to the PSU Awards. As of March 31, 2021, total unrecognized stock-based compensation cost was $5.5 million, which is expected to be recognized over a weighted-average period of 1.7 years.
Note 6—Commitments and Contingencies
Letters of Credit
In conjunction with the Company’s operating lease agreements, as of March 31, 2021 and December 31, 2020, the Company had three irrevocable letters of credit outstanding in the aggregate amount of $1.0 million. The letters of credit are collateralized by restricted cash in the same amount. No amounts had been drawn against these letters of credit as of March 31, 2021 and December 31, 2020.
Contingencies
The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Potential contingencies may include various claims and litigation or non-income tax matters that arise from time to time in the normal course of business. Due to uncertainties inherent in such contingencies, the Company can give no assurance that it will prevail in any such matters, which could subject the Company to significant liability or damages. Any claims, litigation, or other contingencies could have an adverse effect on the Company’s business, financial position, results of operations, or cash flows in or following the period that claims, litigation, or other contingencies are resolved.
As of March 31, 2021 and December 31, 2020, the Company was not a party to any material legal proceedings or claims, nor is the Company aware of any pending or threatened litigation or claims, including non-income tax matters, that could reasonably be expected to have a material adverse effect on its business, operating results, cash flows, or financial condition. Accordingly, the amounts accrued for contingencies for which the Company believes a loss is probable were not material as of March 31, 2021 and December 31, 2020.
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
Note 7—Debt
The following table presents the carrying value of the Company’s debt obligations as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
First Term Loan—18 months of interest-only payments ended in March 2019 followed by 36 equal monthly installments of principal plus interest, maturing March 2022; interest at prime plus 0.25% per annum	$5,000	$6,250
Second Term Loan—17 months of interest-only payments ended in March 2019 followed by 42 equal monthly installments of principal plus interest, maturing September 2022; interest at prime plus 0.25% per annum	3,857	4,500
Total debt	8,857	10,750
Less: unamortized debt discount issuance costs	(8)	(27)
Balance	8,849	10,723
Debt, current	(7,586)	(7,581)
Debt, noncurrent	$1,263	$3,142
Weighted-average interest rate	4.39%	5.64%
Under the Loan Agreement, the aggregate amount of the facility is up to $49.0 million, consisting of a term loan in the original principal amount of $15.0 million, which is referred to as the First Term Loan, a term loan in the original principal amount of $9.0 million, which is referred to as the Second Term Loan, and, together with the First Term Loan, as the Term Loans, and a revolving line of credit, which permits borrowings of up to $25.0 million subject to customary conditions. The Company has granted its lender first-priority liens against substantially all of its assets, as collateral, excluding the Company’s intellectual property (but including proceeds therefrom) and the funds and assets held by the Company’s subsidiary, Upwork Escrow Inc. The Company has also agreed to a negative pledge on its intellectual property. The Loan Agreement also requires that the Company maintain an adjusted quick ratio of 1.75. The Loan Agreement also includes a restrictive covenant on dividend payments other than dividends paid solely in common stock. The Company was in compliance with its covenants under the Loan Agreement as of March 31, 2021 and December 31, 2020.
Pursuant to the terms of the Loan Agreement, the Company commenced repayment on the Term Loans in April 2019. During the three months ended March 31, 2021, the Company repaid $1.3 million and $0.6 million related to the First Term Loan and Second Term Loan, respectively. During the three months ended March 31, 2020, the Company repaid $1.3 million and $0.6 million related to the First Term Loan and Second Term Loan, respectively.

Note 8—Net Loss per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented (in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(7,835)	$(10,021)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	125,279,109	114,118,958

Net loss per share, basic and diluted	$(0.06)	$(0.09)

The following potentially dilutive shares were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	As of March 31,
	2021	2020
Options to purchase common stock	5,578,018	13,181,714
Common stock issuable upon exercise of common stock warrants	400,000	450,000
Common stock issuable upon vesting of restricted stock units	5,849,692	6,132,421
Common stock issuable in connection with employee stock purchase plan	498,084	1,454,352
Total	12,325,794	21,218,487

Note 9—Segment and Geographical Information
The Company operates as one operating and reportable segment for purposes of allocating resources and evaluating financial performance.
The following table sets forth total revenue by type of service for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Marketplace	$104,670	$74,782
Managed services	8,949	8,414
Total revenue	$113,619	$83,196

The Company generates its revenue from freelancers and clients. The following table sets forth total revenue by geographic area based on the billing address of its freelancers and clients for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Freelancers
United States	$18,115	$13,997
India	9,587	7,473
Philippines	7,073	5,137
Rest of world	33,689	24,355
Total freelancers	68,464	50,962
Clients
United States	33,261	22,959
Rest of world	11,894	9,275
Total clients	45,155	32,234
Total revenue	$113,619	$83,196

Substantially all of the Company’s long-lived assets were located in the United States as of March 31, 2021 and December 31, 2020.

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
Overview
Independent talent is an increasingly sought-after, critical, and expanding segment of the global workforce. We operate the world’s largest work marketplace that connects businesses, which we refer to as clients, with independent talent, as measured by gross services volume, which we refer to as GSV. GSV represents the total amount that clients spend on both our marketplace offerings and our managed services offering as well as additional fees we charge to both clients and freelancers for other services. We define freelancers as users that advertise and provide services to clients through our work marketplace, and we define clients as users that work with freelancers through our work marketplace. Freelancers on our work marketplace include independent professionals and agencies of varying sizes. The clients on our work marketplace range in size from small businesses to Fortune 100 companies. With users in over 180 countries, our work marketplace enabled $0.8 billion and $0.6 billion of GSV for the three months ended March 31, 2021 and 2020, respectively, representing a period-over-period increase of 41%. For purposes of determining countries where we enable GSV, we include both the countries in which the clients that paid for the applicable services are located, as well as the countries in which the freelancers that provided those services are located.
We generate revenue from both freelancers and clients, with a majority of our revenue generated from service fees charged to freelancers. We also generate revenue from fees charged to both clients and freelancers for other services, such as for transacting payments through our work marketplace, premium offerings, purchases of “Connects” (virtual tokens that allow freelancers to bid on projects on our platform), foreign currency exchange, and our Upwork Payroll offering. In addition, we provide a managed services offering where we engage freelancers to complete projects, directly invoice the client, and assume responsibility for work performed.
In the first quarter of 2021, we continued to identify opportunities to prioritize our advertising and marketing efforts in order to reach new and existing clients seeking to engage with independent talent. As a result, we continued to experience strong client acquisition, and our first quarter results were fueled by both new and existing clients. For the three months ended March 31, 2021 and 2020, we generated total revenue of $113.6 million and $83.2 million, respectively, representing a period-over-period increase of 37%.
In the first quarter, we also made significant investments in research and development to build new product features and launch new offerings and in operations and personnel, and we intend to continue to focus on these efforts. For the three months ended March 31, 2021, we generated a net loss of $7.8 million and adjusted EBITDA of $6.9 million, compared to a net loss of $10.0 million and adjusted EBITDA loss of $1.0 million for the three months ended March 31, 2020. Adjusted EBITDA is a financial measure that is not prepared in accordance with, and is not an alternative to, financial measures prepared in accordance with U.S. generally accepted accounting principles, which we refer to as U.S. GAAP. See the section titled “Key Financial and Operational Metrics—Non-GAAP Financial Measures” below for a definition of adjusted EBITDA and information regarding our use of adjusted EBITDA and a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure prepared under U.S. GAAP.
Impact of the COVID-19 Pandemic on Our Business
The COVID-19 pandemic and the resulting restrictions intended to prevent its spread have accelerated the secular shift toward remote and independent work. While we have not incurred significant disruptions to our business thus far from the COVID-19 pandemic, we continue to monitor the potential impact it could have on our business as well as various uncertainties, which include, but are not limited to, the duration of the pandemic, its effect on the economy, its impact to the businesses of our clients, actions that may be taken by governmental authorities related to the pandemic, and other factors identified in Part II, Item 1A “Risk Factors” in this Quarterly Report, including the risk factor titled “Our business experienced, and may again experience, an adverse impact from the ongoing COVID-19 pandemic. In addition, users may reduce their use of our work marketplace as the pandemic subsides.”
Key Financial and Operational Metrics
We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Our key metrics were as follows as of or for the periods presented:

	Three Months Ended March 31,		Change
	2021	2020	$	%

	(in thousands, except percentages)
GSV	$786,777	$559,493	$227,284	41%
Marketplace revenue	$104,670	$74,782	$29,888	40%
Marketplace take rate	13.5%	13.6%	N/A	(0.1)%
Net loss	$(7,835)	$(10,021)	$2,186	22%
Adjusted EBITDA (1)	$6,911	$(1,018)	$7,929	779%
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

	As of March 31,
	2021	2020	Change

	(in thousands, except percentages)
Core clients	152.4	128.8	23.6	18%
Client spend retention	106%	102%	N/A	4%

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
GSV is an important metric because it represents the amount of business transacted through our work marketplace. Our marketplace revenue is primarily comprised of the service fees paid by freelancers as a percentage of the total amount freelancers charge clients for services accessed through our work marketplace. Therefore, marketplace revenue is correlated to GSV, and we believe that our marketplace revenue will grow as GSV grows, although they could grow at different rates. For a discussion of how we measure and evaluate the correlation between marketplace revenue and GSV, see “—Marketplace Take Rate” below. Growth in the number of core clients and increased client spend retention are the primary drivers of GSV growth, and we expect the client spend retention trends discussed in “—Client Spend Retention,” below, to affect the rate at which GSV grows. We derive a substantial portion of our GSV and revenue from small- and medium-sized businesses. In the first quarter, we continued to invest in advertising, marketing, and brand awareness campaigns in order to reach new and existing clients seeking to engage with independent talent. As a result, we continued to experience strong client acquisition, and our first quarter results were fueled by both new and existing clients. For the three months ended March 31, 2021, our work marketplace enabled $0.8 billion of GSV, representing a period-over-period growth rate of 41%. We expect our GSV to fluctuate between periods due to a number of factors, including the current COVID-19 pandemic and its impact on our clients’ businesses; the number of Sundays (i.e., the day we bill and recognize revenue for the majority of our freelancer service fees each week) or the number of Mondays (i.e., the day we bill and recognize revenue for a substantial portion of our client fees each week) in any given quarter; and the volume of projects that are posted by clients on our work marketplace, the characteristics of those projects, such as size, duration, and pricing, and the availability and qualifications of freelancers to complete those projects.
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
Marketplace revenue is the primary driver of our business and provides comparability to other online marketplaces. The growth rate of marketplace revenue fluctuates in relation to the growth rate of GSV. Therefore, marketplace revenue is correlated to GSV, and we believe that our marketplace revenue will grow as GSV grows, although they could grow at different rates. Our first quarter results were fueled by both existing and new clients, who drove an increase in freelancer billings, which, in turn, drove an increase in marketplace revenue. We expect our marketplace revenue growth rates to continue to vary from period to period due to a variety of other factors such as the impact of the COVID-19 pandemic and any resulting macroeconomic impact on the businesses and spending behavior of our current and prospective clients; the number of Sundays (i.e., the day we bill and recognize revenue for the majority of our freelancer service fees each week) or the number of Mondays (i.e., the day we recognize revenue for a substantial portion of our client fees each week) in any given quarter; the lapping of significant launches of new products, pricing changes, and other monetization efforts; the performance of client spend retention; and the ability of the recent and continued investments in marketing, brand awareness campaigns, and sales to acquire, and achieve increased spend from, clients and the timing of those results.
Marketplace Take Rate
Marketplace take rate measures the correlation between marketplace revenue and GSV and is calculated by dividing marketplace revenue by marketplace GSV. Marketplace take rate is an important metric because it is the key indicator of how well we monetize spend on our work marketplace from our Upwork Basic, Plus, and Enterprise and other premium offerings. We expect our marketplace take rate to vary from period to period as marketplace revenue and GSV vary as a result of a variety of factors, such as the number of Sundays (i.e., the day we bill and recognize revenue for the majority of our freelancer service fees each week) or the number of Mondays (i.e., the day we recognize revenue for a substantial portion of our client fees each week) in any given quarter; pricing changes; the ability of the recent and continued investments in marketing, brand awareness campaigns, and sales to acquire, and achieve increased spend from, clients and the timing of those results; and ongoing efforts to improve processes on our work marketplace, including project proposals and purchases of Connects, among others.
Core Clients
We believe that the number of core clients is an indicator of our growth and the overall health of our business because core clients are a primary driver of GSV and, therefore, marketplace revenue. We define a core client as a client that has spent at least $5,000 in the aggregate since it began using our work marketplace and also had spend activity on our work marketplace during the 12 months preceding the date of measurement. We believe that aggregate spend of at least $5,000 indicates that the client is actively using our work marketplace. Historically, these core clients have been more likely to continue using our work marketplace. In the first quarter of 2021, we continued to prioritize our advertising and marketing efforts in order to reach new and existing clients seeking to engage with independent talent. As a result of these efforts, we saw an increase in core client acquisitions. We continue to see businesses of all sizes use our work marketplace in a recurring way for larger, more complex projects, and we expect the number of core clients to continue to increase over time but could vary quarter by quarter depending, in part, on the extent to which the COVID-19 pandemic and any resulting macroeconomic downturn impacts our business, the businesses of our clients, and other factors identified in Part II, Item 1A “Risk Factors” in this Quarterly Report, including the risk factor titled “Our business experienced, and may again experience, an adverse impact from the ongoing COVID-19 pandemic. In addition, users may reduce their use of our work marketplace as the pandemic subsides.”
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
As of March 31, 2021 and 2020, client spend retention was 106% and 102%, respectively. As a result of the COVID-19 pandemic and execution against our strategic initiatives, we experienced an acceleration in client spend from new and existing clients in 2020 that continued throughout the first quarter of 2021. As a result, we experienced an increase in client spend retention as of March 31, 2021 compared to March 31, 2020. As we acquire more large enterprise, global account, and mid-market clients in current and future periods, we expect them to continue to make positive contributions to our client spend retention in future years. Client spend retention will continue to vary from period to period due to client size and spending behavior, among other factors, including the impact of the ongoing COVID-19 pandemic, the related restrictions intended to prevent its spread, and the resulting macroeconomic downturn on the businesses and spending behavior of our clients.
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
The following table presents a reconciliation of net loss, the most directly comparable financial measure prepared in accordance with U.S. GAAP, to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Net Loss	$(7,835)	$(10,021)
Add back (deduct):
Stock-based compensation expense	11,226	5,537
Depreciation and amortization	3,194	2,308
Interest expense	199	230
Other (income) expense, net	(78)	731
Income tax provision	17	9
Tides Foundation common stock warrant expense	188	188
Adjusted EBITDA	$6,911	$(1,018)

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
The COVID-19 pandemic and the resulting restrictions intended to prevent its spread have accelerated the secular shift toward remote and independent work. In the first quarter of 2021, we continued to execute on opportunities to prioritize our advertising and marketing efforts in order to reach new and existing clients seeking to engage with independent talent. As a result, we continued to experience strong client acquisition, and our first quarter results were fueled by both new and existing clients, who drove an increase in freelancer billings, which, in turn, drove an increase in marketplace revenue. We are continuously evaluating the nature of and extent to which the COVID-19 pandemic will impact our business, operating results, and financial condition.
Managed Services Revenue. Through our managed services offering, we are responsible for providing services and engaging freelancers directly or as employees of third-party staffing providers to perform services for clients on our behalf. The freelancers providing services in connection with our managed services include independent talent and agencies of varying sizes. Under U.S. GAAP, we are deemed to be the principal in these managed services arrangements and therefore recognize the entire GSV of managed services projects as managed services revenue, as compared to recognizing only the percentage of the client spend that we receive, as we do with our marketplace offerings. Managed services revenue grew at a slower rate than our marketplace revenue in the first quarter of 2021, and we anticipate this trend to continue, as we primarily focus on increasing client usage of and spend on our marketplace offerings.
Cost of Revenue and Gross Profit
Cost of Revenue. Cost of revenue consists primarily of the cost of payment processing fees, amounts paid to freelancers to deliver services for clients under our managed services offering, personnel-related costs for our services and support personnel, third-party hosting fees for our use of Amazon Web Services, which we refer to as AWS, and the amortization expense associated with capitalized internal-use software and platform development costs. We define personnel-related costs as salaries, bonuses, benefits, travel and entertainment, and stock-based compensation costs for employees and the costs related to other service providers we engage.
We expect cost of revenue to increase in absolute dollars in future periods due to higher payment processing fees, third-party hosting fees, and personnel-related costs in order to support growth on our work marketplace. Compared to 2020, we expect third-party hosting fees to increase in 2021, as we complete our migration from the AWS data centers in California to the AWS data center in Oregon, because we will need to use both AWS facilities during the migration period. We plan to substantially complete this migration in the second quarter of 2021. Additionally, we are implementing disaster-relief protocols that will increase third-party hosting costs in future periods.
Amounts paid to freelancers in connection with our managed services offering are tied to the volume of managed services used by our clients. The level and timing of all of these items could fluctuate and affect our cost of revenue in the future.
Gross Profit and Gross Margin. Our gross profit and gross margin may fluctuate from period to period. Such fluctuations may be influenced by our revenue, the mix of payment methods that our clients choose, the timing and amount of investments to expand hosting capacity, our continued investments in our services and support teams, the timing and amounts paid to freelancers in connection with our managed services offering, and the amortization expense associated with capitalized internal-use software and platform development costs. In addition, gross margin will be impacted by fluctuations in our revenue mix between marketplace revenue and managed services revenue. For example, our managed services revenue grew at a slower rate than our marketplace revenue for the three months ended March 31, 2021 compared to the same period in 2020, and we anticipate this trend to continue, as we primarily focus on increasing client usage of and spend on our marketplace offerings. As a result, we expect gross profit to increase in absolute dollars in future periods, although gross margin, expressed as a percentage of total revenue, may vary from period to period.
Operating Expenses
Research and Development. Research and development expense primarily consists of personnel-related costs and third-party hosting costs related to development. Research and development costs are expensed as incurred, except to the extent that such costs are associated with internal-use software and platform development that qualifies for capitalization. In the first quarter of 2021, we continued to make significant investments in research and development to build new product features and launch new offerings, and we believe continued investments in research and development are important to attain our strategic objectives. As a result, we expect research and development expense to increase in absolute dollars in future periods, although this expense, expressed as a percentage of total revenue, may vary from period to period.
Sales and Marketing. Sales and marketing expense consists primarily of expenses related to personnel-related costs, including sales commissions, which we expense as they are incurred, and advertising and marketing activities. We continue to invest in marketing, brand awareness campaigns, and sales. We expect this expense to increase in absolute dollars in future periods, although this expense expressed as a percentage of total revenue may vary from period to period.
General and Administrative. General and administrative expense consists primarily of personnel-related costs for our executive, finance, legal, human resources, corporate development, and operations functions; outside consulting, legal, and accounting services; and insurance. We expect to continue to invest in corporate infrastructure and to incur additional expenses associated with operating as a public company, including increased stock-based compensation expense related to executive compensation arrangements, legal and accounting costs, investor relations costs, insurance premiums, and compliance costs. Additionally, in light of the COVID-19 pandemic and the restrictions intended to prevent its spread, we are evaluating our current need for office space. In April 2021, we entered into a sublease providing for the sublease of the entirety of our former headquarters in Santa Clara, California. The sub-sublease requires the consent of our landlord and master lessor, both of which have not been obtained as of this filing. We are currently evaluating the impact this agreement could have on our condensed financial statements and, if fully executed, could result in the recognition of an impairment charge in an amount between $7.0 million and $8.0 million during the second quarter of 2021. Additionally, we may determine to either close or sublease certain of our other offices, either of which could result in further impairment charges being recognized in general and administrative expense. As a result, we expect general and administrative expense to increase in absolute dollars in future periods, although this expense, expressed as a percentage of total revenue, may vary from period to period.
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

Results of Operations
The following table sets forth our condensed consolidated results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue
Marketplace	$104,670	$74,782
Managed services	8,949	8,414
Total revenue	113,619	83,196
Cost of revenue(1)	30,441	23,485
Gross profit	83,178	59,711
Operating expenses
Research and development(1)	26,613	19,348
Sales and marketing(1)	39,604	30,678
General and administrative(1)	23,531	17,824
Provision for transaction losses	1,127	912
Total operating expenses	90,875	68,762
Loss from operations	(7,697)	(9,051)
Interest expense	199	230
Other (income) expense, net	(78)	731
Loss before income taxes	(7,818)	(10,012)
Income tax provision	(17)	(9)
Net loss	$(7,835)	$(10,021)
(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$201	$174
Research and development	3,297	1,950
Sales and marketing	1,278	928
General and administrative	6,450	2,485
Total stock-based compensation	$11,226	$5,537

Comparison of the Three Months Ended March 31, 2021 and 2020
Revenue

(in thousands, except percentages)	Three Months Ended March 31,
	2021	2020	Change
Marketplace	$104,670	$74,782	$29,888	40%
Percentage of total revenue	92%	90%
Managed services	$8,949	$8,414	535	6%
Percentage of total revenue	8%	10%
Total revenue	$113,619	$83,196	$30,423	37%
For the three months ended March 31, 2021, total revenue was $113.6 million, an increase of $30.4 million, or 37%, as compared to the same period in 2020.
For the three months ended March 31, 2021, marketplace revenue represented 92% of total revenue and increased by $29.9 million, or 40%, compared to the same period in 2020. Marketplace revenue increased primarily due to an increase in GSV, which grew by 41% during the three months ended March 31, 2021 as compared to the same period in 2020, and an 18% increase in the number of core clients as of March 31, 2021 compared to March 31, 2020. We believe these increases in marketplace revenue, GSV, and core clients were primarily due to investments in marketing to accelerate the acquisition of new clients and drive brand awareness and investments in research and development to build new product features. Marketplace revenue also increased as a result of an increase in spend from existing clients and new client acquisition that was driven by the shift toward remote work, due in part to the COVID-19 pandemic and execution of our strategic initiatives. This increase in client acquisition, which began in 2020 and accelerated throughout the first quarter of 2021, continued to drive an increase in freelancer billings, which, in turn, drove an increase in marketplace revenue. Freelancer service fees generated $62.1 million and $44.1 million of marketplace revenue during the three months ended March 31, 2021 and 2020, respectively. Client payment processing and administration fees generated $17.3 million and $12.2 million of marketplace revenue during the three months ended March 31, 2021 and 2020, respectively.
Managed services revenue represented 8% and 10% of total revenue for the three months ended March 31, 2021 and 2020, respectively. Managed services revenue increased by $0.5 million, or 6%, for the three months ended March 31, 2021 compared to the same period in 2020. Managed services revenue grew at a slower rate than our marketplace revenue in the three months ended March 31, 2021 compared to the same period in 2020, and we anticipate this trend to continue as we primarily focus on increasing client usage of and spend on our marketplace offerings.
Cost of Revenue and Gross Margin

(in thousands, except percentages)	Three Months Ended March 31,
	2021	2020	Change
Cost of revenue	$30,441	$23,485	$6,956	30%
Components of cost of revenue:
Cost of freelancer services to deliver managed services	7,208	6,962	246	4%
Other components of cost of revenue	23,233	16,523	6,710	41%
Total gross margin	73%	72%
For the three months ended March 31, 2021, cost of revenue increased by $7.0 million, or 30%, compared to the same period in 2020. The increase was primarily due to a $6.7 million, or 41%, increase in other components of cost of revenue, which was driven by an increase of $4.9 million in payment processing fees due to an increase in client spend on our platform, $1.2 million in third-party hosting costs, $0.3 million in amortization of capitalized platform development costs, and $0.3 million in personnel-related and other costs.

Research and Development

(in thousands, except percentages)	Three Months Ended March 31,
	2021	2020	Change
Research and development	$26,613	$19,348	$7,265	38%
Percentage of total revenue	23%	23%
For the three months ended March 31, 2021, research and development expense increased by $7.3 million, or 38%, as compared to the same period in 2020. The increase was primarily due to investments we made to increase the size of our workforce in connection with the execution of our strategic initiatives, which resulted in increases in personnel-related costs of $5.8 million and outside consultant costs of $0.6 million, as well as licensed software and other costs of $0.9 million.
Sales and Marketing

(in thousands, except percentages)	Three Months Ended March 31,
	2021	2020	Change
Sales and marketing	$39,604	$30,678	$8,926	29%
Percentage of total revenue	35%	37%
For the three months ended March 31, 2021, sales and marketing expense increased by $8.9 million, or 29%, as compared to the same period in 2020. This increase was primarily due to increases of $8.3 million in marketing, brand awareness, and advertising costs and increases in bonus expense and other costs of $0.6 million.
In an effort to further our acquisition of, and achieve increased spend from, clients, we will continue to invest in marketing, brand awareness campaigns, and sales.
General and Administrative

(in thousands, except percentages)	Three Months Ended March 31,
	2021	2020	Change
General and administrative	$23,531	$17,824	$5,707	32%
Percentage of total revenue	21%	21%
For the three months ended March 31, 2021, general and administrative expense increased by $5.7 million, or 32%, as compared to the same period in 2020. This increase was primarily due to an increase of $5.4 million in personnel-related costs, including increased stock-based compensation expense related to executive compensation arrangements, and $0.3 million in insurance, facilities-related, and other expenses.
In light of the COVID-19 pandemic and the restrictions intended to prevent its spread, we are evaluating our current need for office space. In April 2021, we entered into a sublease providing for the sublease of the entirety of our former headquarters in Santa Clara, California. The sub-sublease requires the consent of our landlord and master lessor, both of which have not been obtained as of this filing. We are currently evaluating the impact this agreement could have on our condensed financial statements and, if fully executed, could result in the recognition of an impairment charge in an amount between $7.0 million and $8.0 million during the second quarter of 2021. Additionally, we may determine to either close or sublease certain of our other offices, either of which could result in further impairment charges being recognized in general and administrative expense. As a result, we expect general and administrative expense to increase in absolute dollars in future periods, although this expense, expressed as a percentage of total revenue, may vary from period to period.

Provision for Transaction Losses

(in thousands, except percentages)	Three Months Ended March 31,
	2021	2020	Change
Provision for transaction losses	$1,127	$912	$215	24%
Percentage of total revenue	1%	1%
For the three months ended March 31, 2021, provision for transaction losses increased by $0.2 million, or 24%, as compared to the same period in 2020, and represented approximately 1% of revenue for the three months ended March 31, 2021 and 2020. We expect provisions for transaction losses to approximate 1% of revenue and to increase proportionally as GSV grows.
Interest Expense and Other (Income) Expense, Net

(in thousands, except percentages)	Three Months Ended March 31,
	2021	2020	Change
Interest expense	$199	$230	$(31)	(13)%
Other (income) expense, net	(78)	731	(809)	(111)%
For the three months ended March 31, 2021, other income, net was $0.1 million, as compared to other expense, net of $0.7 million for the same period in 2020, which was primarily driven by foreign currency exchange gains of $0.7 million in the first quarter of 2021.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, and amounts available for borrowing under our Loan and Security Agreement, as amended, which we refer to as the Loan Agreement, referred to below under “—Term and Revolving Loans.” Our cash equivalents and marketable securities primarily consist of money market funds, commercial paper, treasury bills, and U.S. government securities. As of March 31, 2021 and December 31, 2020, we had $104.3 million and $94.1 million in cash and cash equivalents, respectively. As of March 31, 2021 and December 31, 2020, we had $65.5 million and $75.6 million in marketable securities, respectively.
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
We also believe that our principal sources of liquidity will allow us to manage the impact of the COVID-19 pandemic on our business operations for the foreseeable future, which could include reductions in revenue and delays in payments from users, as further described below in “Risk Factors—Our business experienced, and may again experience, an adverse impact from the ongoing COVID-19 pandemic. In addition, users may reduce their use of our work marketplace as the pandemic subsides” in Part II, Item 1A in this Quarterly Report. The challenges posed by the COVID-19 pandemic on our business are expected to continue to evolve. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to the COVID-19 pandemic.
Escrow Funding Requirements
As a licensed internet escrow agent, we offer escrow services to users of our work marketplace and, as such, we are required to hold our users’ escrowed cash and in-transit cash in trust as an asset and record a corresponding liability for escrow funds held on behalf of freelancers and clients on our balance sheet. We expect the balances of our funds held in escrow, including funds held in transit, and the related liability to grow as GSV grows and may vary from period to period. Escrow regulations require us to fund the trust with our operating cash to cover shortages due to the timing of cash receipts from clients for completed hourly billings. Freelancers submit their billings for hourly contracts to their clients on a weekly basis every Sunday, and the aggregate amount of such billings is added to escrow funds payable to freelancers on the same day. As of each Sunday of each week, we have not yet collected funds for hourly billings from clients as these funds are in transit. Therefore, in order to satisfy escrow funding requirements, every Sunday we fund the shortage of cash in trust with our own operating cash and typically collect this cash shortage from clients within the next several days. As a result, we expect our total cash and cash flows from operating activities to be impacted when a quarter ends on a Sunday. As of March 31, 2021 and December 31, 2020, funds held in escrow were $161.4 million and $135.0 million, respectively. To the extent we have not yet collected funds for hourly billings from clients which are in transit due to timing differences in receipt of cash from clients and payments of cash to freelancers, we may, from time to time, utilize the revolving line of credit under our Loan Agreement to satisfy escrow funding requirements.
Term and Revolving Loans
Under our Loan Agreement, the aggregate amount of the facility is up to $49.0 million, consisting of a term loan in the original principal amount of $15.0 million, which we refer to as the First Term Loan, a term loan in the original principal amount of $9.0 million, which we refer to as the Second Term Loan, and, together with the First Term Loan, as the Term Loans, and a revolving line of credit, which permits borrowings of up to $25.0 million subject to customary conditions. The First Term Loan matures in March 2022, and the Second Term Loan and revolving line of credit mature in September 2022. All borrowings under the Loan Agreement bear interest at floating rates, and, therefore, our borrowing costs are affected by changes in market interest rates.
Our obligations under the Loan Agreement are secured by first priority liens on substantially all of our assets excluding our intellectual property (but including proceeds therefrom) and the funds and assets held by our subsidiary Upwork Escrow Inc., which we refer to as Upwork Escrow. The Loan Agreement prohibits us from pledging our intellectual property. The Loan Agreement also includes a restriction on dividend payments, other than dividends payable solely in common stock. The Loan Agreement contains affirmative covenants, including a covenant requiring that we maintain an adjusted quick ratio, and also contains certain non-financial covenants. We were in compliance with our covenants under the Loan Agreement as of March 31, 2021 and December 31, 2020.
Pursuant to the terms of the Loan Agreement, we commenced repayment on the Term Loans in April 2019. During the three months ended March 31, 2021, we repaid $1.3 million and $0.6 million related to the First Term Loan and Second Term Loan, respectively. During the three months ended March 31, 2020, we repaid $1.3 million and $0.6 million related to the First Term Loan Second Term Loan, respectively.

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in) operating activities	$1,876	$(1,702)
Net cash provided by investing activities	7,656	2,924
Net cash provided by financing activities	27,064	31,106
Net increase in cash, cash equivalents, and restricted cash(1)	$36,596	$32,328
(1) Includes increases in funds held in escrow, including funds in transit of $26.4 million and $14.8 million during the three months ended March 31, 2021 and 2020, respectively.
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
For the three months ended March 31, 2021, net cash provided by operating activities was $1.9 million, which resulted from non-cash charges of $16.4 million, offset by a net loss of $7.8 million and net cash outflows of $6.7 million from changes in operating assets and liabilities. The change in operating assets and liabilities primarily resulted from the increase in trade and client receivables of $5.6 million. Due to fluctuations in revenue and the number of transactions on our platform, coupled with fluctuations in the timing of cash receipts from clients, our trade and client receivables will likely continue to fluctuate in the future.
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
Investing Activities
For the three months ended March 31, 2021, net cash provided by investing activities was $7.7 million, which was primarily a result of proceeds from maturities of marketable securities of $31.0 million, offset by investing $21.0 million in various marketable securities, as well as $2.3 million of internal-use software and platform development costs that we paid during the period.
For the three months ended March 31, 2020, net cash provided by investing activities was $2.9 million, which was primarily a result of proceeds from maturities of marketable securities of $33.0 million, partially offset by investing $26.8 million in various marketable securities, as well as $2.0 million of internal-use software and platform development costs that we paid during the period and purchases of property and equipment of $1.3 million primarily for leasehold improvements and furniture related to our office lease in Chicago, Illinois.
Financing Activities
For the three months ended March 31, 2021, net cash provided by financing activities was $27.1 million, which resulted primarily from an increase in escrow funds payable of $26.4 million and cash received from stock option exercises of $2.6 million, partially offset by repayments of borrowings on debt of $1.9 million.
For the three months ended March 31, 2020, net cash provided by financing activities was $31.1 million, which resulted primarily from an increase in escrow funds payable of $14.8 million, net proceeds from borrowings on debt of $13.1 million, and cash received from stock option exercises of $3.2 million.

Obligations and Other Commitments
Our principal commitments consist of obligations under our non-cancellable operating leases for office space and the Loan Agreement. The following table summarizes our contractual obligations as of March 31, 2021 (in thousands):

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Leases(1)	$31,329	$6,450	$13,459	$6,908	$4,512
Debt principal	8,857	7,571	1,286	—	—
Total contractual obligations	$40,186	$14,021	$14,745	$6,908	$4,512
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
As of March 31, 2021 and December 31, 2020, we had accrued liabilities related to uncertain non-income tax positions based on management’s best estimate of its liability, which are reflected on our condensed consolidated balance sheets. We could be subject to examination in various jurisdictions related to income and non-income tax matters. The resolution of these types of matters, giving recognition to the recorded reserve, could have an adverse impact on our business.
Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any relationships with other entities or financial partnerships such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Except as otherwise disclosed in “Note 2—Basis of Presentation and Summary of Significant Accounting Policies” of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2020, which we refer to as our Annual Report.

Recent Accounting Pronouncements
See “Note 2—Basis of Presentation and Summary of Significant Accounting Policies” of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report for recently issued accounting pronouncements not yet adopted as of the date of this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign currency exchange rates.
Interest Rate Risk
The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not make investments for trading or speculative purposes. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Borrowings under our Loan Agreement have variable interest rates. We had $8.9 million and $10.8 million aggregate principal amount of borrowings outstanding under our Loan Agreement as of March 31, 2021 and December 31, 2020, respectively. We do not believe that a hypothetical increase or decrease in interest rates of 100 basis points would have a material impact on our operating results or financial condition.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, as of March 31, 2021. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, which we refer to as the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Our business experienced, and may again experience, an adverse impact from the ongoing COVID-19 pandemic. In addition, users may reduce their use of our work marketplace as the pandemic subsides.
•We face payment and fraud risks that could adversely impact our business.
•We have a limited operating history under our current business strategy and pricing model, and may continue to evolve our business strategy and pricing model, which makes it difficult to evaluate our business and future prospects.
•Changes to our pricing model have in the past adversely affected, and could in the future adversely affect, our business.
•If we are unable to maintain our payment partner relationships on favorable terms, or at all, our business could be adversely affected.
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
•If the market for freelancers and the services they offer develops more slowly than we expect, our growth may slow or stall, and our operating results could be adversely affected.

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
•Users circumvent our work marketplace, which adversely impacts our business.
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
The size of our community of users, including both freelancers and clients, is critical to our success. Our ability to achieve significant growth in revenue in the future will depend, in large part, upon our ability to attract new users, including large enterprise, global account, and mid-market clients, as well as freelancers that meet the criteria sought by such clients, to, and retain existing users on, our work marketplace. Moreover, if we retain users but they do not transact at the rates we expect, our growth will be negatively impacted. Achieving growth in, and retention of, our community of users may require us to increasingly engage in sophisticated, costly, and lengthy sales and marketing and internationalization or localization efforts that may not result in additional users that transact on our work marketplace or effectively retain our current users that transact on our work marketplace, or may not do so in a cost-effective manner. For example, in 2019 and 2020 we made significant investments in sales and marketing to acquire new clients and drive brand awareness, and have continued to do so in 2021. We may also modify our pricing model, offerings, or other services and features to attract and retain such users. Such modifications may not have the intended effect of attracting and retaining users and may have unintended negative consequences, such as a loss of users or a reduction of user activity or spend on our work marketplace. For example, in 2019 and the first half of 2020, we experienced a decline in client spend retention, which we believe was related to the launch of our U.S.-to-U.S. domestic marketplace offering in the second half of 2017.
In addition, as discussed below, the COVID-19 pandemic and the resulting global macroeconomic downturn adversely affected our business for a period of time, and may adversely affect it again, including to the extent the pandemic worsens in regions in which a large number of freelancers are located. In particular, the increases in user acquisition that we have experienced due in part to the shift toward remote work as a result of the COVID-19 pandemic may slow or decline once the impact of the COVID-19 pandemic is mitigated and users return more frequently to physical offices or are otherwise no longer subject to restrictions related to the COVID-19 pandemic.
If we fail to attract new users, new users fail to transact at the rates we expect, or we fail to maintain or increase activity by existing users in a cost-effective manner or at all, our revenue will grow more slowly than expected or may decline and our business will be adversely impacted.
Freelancers have many different ways of marketing their services, securing clients, and obtaining payments from clients, including advertising to, and engaging with, prospective clients through other online or offline platforms and methods, signing up for online or offline third-party agencies and staffing firms, using other payment services, or finding full-time or part-time on-site or remote employment directly with a business. If we fail to attract new freelancers, including freelancers located in specific geographic regions from which clients are seeking to engage remote freelancers, freelancers decrease their use of, or cease using, our work marketplace or prefer to take remote employment opportunities that are increasingly available as a result of the shift to remote work, the quality or types of services provided by freelancers that use our work marketplace are not satisfactory to clients, or freelancers increase their fees for services more than clients are willing to pay, clients may decrease their use of, or cease using, our work marketplace and our revenue may be adversely impacted.
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
Users can generally decide to cease using our work marketplace and related services at any time. Users may stop using our work marketplace and related services if the quality of the user experience on our work marketplace, including our support capabilities, does not meet their expectations or keep pace with the quality of the user experience generally offered by competitive products and services. Users may also choose, and in the past have chosen, to cease using our work marketplace if they perceive that our pricing model, including associated fees, is not in line with the value they derive from our work marketplace, or for other reasons, including cost-cutting measures or other effects of the COVID-19 pandemic. Moreover, as discussed below in the risk factor titled “Users circumvent our work marketplace, which adversely impacts our business,” users circumvent the payment services on our work marketplace and pay freelancers directly or through another service, which is likely to happen more frequently during a macroeconomic downturn, such as the one caused by the COVID-19 pandemic, as users may be more cost sensitive during such period. In addition, expenditures by clients may be cyclical and may reflect overall macroeconomic conditions or budgeting patterns.
Additionally, three clients each accounted for more than 10% of our trade and client receivables as of December 31, 2020 and two clients each accounted for more than 10% of our trade and client receivables as of December 31, 2019. Although for the year ended December 31, 2020, we did not have any clients that accounted for more than 10% of our revenue, a decrease in spend from any of these clients could have an adverse effect on our operating results.
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
We have experienced growth in a relatively short period of time. For example, our total revenue for the three months ended March 31, 2021 was $113.6 million, representing a period-over-period growth rate of 37% over the same period in 2020. This revenue growth was due in part to the shift toward remote work resulting from the COVID-19 pandemic and therefore may not be indicative of future growth. Moreover, future period-over-period revenue growth rates, when compared against the third and fourth quarters of 2020 and the first quarter of 2021, may fail to meet the expectations of investors or securities analysts given the accelerated revenue growth experienced during such periods due to the COVID-19 pandemic and the resulting increased adoption of remote work and reduced seasonality experienced during such periods. Over time, we plan to continue to expand our operations and personnel significantly. Sustaining our growth will place significant demands on our management as well as on our administrative, operational, and financial resources. To manage our growth, we must continue to improve our operational, financial, and management information systems and processes; expand, motivate, and effectively manage and train our workforce; and effectively collaborate with our third-party partners, all of which can be more difficult with an increasingly remote workforce. If we are unable to manage our growth successfully without compromising our quality of service or our profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, operating results, financial condition, and ability to successfully market our work marketplace and serve our users could be adversely affected.
Our recent and historical growth should not be considered indicative of our future performance. We have encountered, and will encounter in the future, risks, challenges, and uncertainties frequently experienced by growing companies in rapidly changing and highly competitive industries. If our assumptions regarding these risks, challenges, and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our financial condition and operating results could differ materially from our expectations and those of investors and securities analysts, our growth rates may slow, and our business would be adversely impacted.
Our business experienced, and may again experience, an adverse impact from the ongoing COVID-19 pandemic. In addition, users may reduce their use of our work marketplace as the pandemic subsides.
The COVID-19 pandemic adversely impacted our business for a period of time and has resulted in reductions in demand for our products and services by some of our clients, including small- and medium-sized business clients, which have been most impacted by the resulting macroeconomic downturn and from which we derive a substantial portion of our GSV and revenue. If these clients continue to reduce their spending or cease operations entirely, the COVID-19 pandemic may have a material adverse effect on our business, financial condition, results of operations, and cash flows. Conversely, beginning in 2020 we experienced an increase in GSV and revenue growth driven by an acceleration in the shift toward remote work, due in part to the COVID-19 pandemic. These positive impacts may not continue following the COVID-19 pandemic and the relaxation or lifting of restrictions intended to prevent its spread.
The extent to which the ongoing COVID-19 pandemic will adversely affect our business, financial condition, results of operations, and cash flow will depend on future developments, which are highly uncertain and cannot reasonably be predicted with confidence at this time, including the duration, spread, and severity of the outbreak, or the occurrence of additional “waves” of the outbreak; the emergence of variant strains of the virus; the timing, availability, and efficacy of vaccinations; government responses to the pandemic and potential restrictions on our business and the businesses of our users; the impact of the pandemic on the U.S. and global economies and demand for our offerings; how quickly and to what extent normal economic and operating conditions resume; and the reaction of users and potential users to these developments, among others. The potential impacts of such developments include, but are not limited to:
•decline in demand on our work marketplace, resulting in lower GSV and lower revenue, following relaxation or lifting of restrictions intended to prevent the spread of COVID-19;
•reduced client spend on our products and services;
•diminished ability to acquire new clients, particularly large enterprise, global account, and mid-market clients;
•increased competition as new competitors enter our market segment due to the accelerated shift toward remote work;
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
•any impairment charges on our operating lease asset and related leasehold improvements being recognized as a general and administrative expense due to a reduction to our office space and our potential sublease of such office space at a rental rate that is less than our rent expense for such office space, or any termination fees we may incur as a result of our termination of the operating lease for such office space;
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
•reduced ability to attract, train, integrate, and retain highly skilled personnel;
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
Although the COVID-19 pandemic did not have a material adverse impact on our financial results for the year ended December 31, 2020 or the three months ended March 31, 2021, the rapidly changing market and macroeconomic conditions caused by the COVID-19 pandemic have impacted the business of many of our clients, which resulted in a reduction in spend on our work marketplace for some of those affected clients. There can be no assurance that the positive impacts from the COVID-19 pandemic, such as increased client acquisitions, increased client spend, and increased client retention, will continue to offset those parts of our business that have been adversely impacted. Many of these risk factors are unpredictable and outside of our control, and any of these factors could amplify the other risks and uncertainties described elsewhere in this Quarterly Report. It is uncertain what impact that the various legislative and other government responses being undertaken in the United States and other countries, including with respect to the approval and distribution of vaccines, in which our users are located will have on the economy, our industry, our partners, our users, and our company. In connection with the COVID-19 pandemic, we have also implemented measures to protect the health of our workforce, including by adopting a flexible work model that we believe will result in most of our employees working remotely even after the pandemic is over. These measures may negatively impact the health and safety of our employees, impact workforce productivity, increase the risk of data security breaches and other privacy and security incidents, and may cause other disruptions to our business. As and to the extent offices reopen, our efforts to comply with applicable health guidelines may not prove sufficient to protect the health of our employees and other visitors to our offices, and our adoption of these measures may adversely affect our business operations. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business due to the macroeconomic downturn that has occurred as a result and is likely to continue in the future. Furthermore, any increase in client acquisition due to the shift toward remote work as a result of the COVID-19 pandemic may slow or decline once the impact of the COVID-19 pandemic is mitigated and users are no longer subject to restrictions intended to prevent the spread of COVID-19.
We face payment and fraud risks that could adversely impact our business.
Our work marketplace systems and controls relating to user authentication and fraud detection are complex. If our user authentication and fraud detection measures are not effective, our work marketplace may be perceived as not being secure, our reputation may be harmed, and our business may be adversely impacted. In addition, bad actors around the world use increasingly sophisticated methods to engage in illegal activities involving personal information, such as unauthorized or fraudulent use of another’s identity, payment information, or other information; misrepresentation of the user’s identity or skills, including using accounts that they have purchased, sold, or leased; and the improper acquisition or use of credit or debit card details and banking or other payment account information. These types of illegal activities may increase as platforms like ours gain more prominence, including due to the shift toward remote work as a result of the COVID-19 pandemic or in the event of a macroeconomic downturn, such as the downturn resulting from the COVID-19 pandemic, as bad actors seek to take increasing advantage of us or our users. This conduct on our site could result in any of the following, each of which could adversely impact our business:
•bad actors may use our work marketplace, including our payment processing and disbursement methods, to engage in unlawful or fraudulent conduct, such as money laundering, moving funds to regions or persons restricted by sanctions or export controls, terrorist financing, fraudulent sale of services, bribery, breaches of security, unauthorized acquisition of data, extortion or use of ransomware, distribution or creation of malware or viruses, piracy or misuse of software and other copyrighted or trademarked content, and other misconduct;
•we may be, and historically have been, held liable for the unauthorized use of credit or debit card details and banking or other payment account information and required by card issuers, banks, and other payment partners to return the funds at issue and pay a chargeback or return fee, and if our chargeback or return rate becomes excessive, credit card networks may also require us to pay fines or other fees or cease doing business with us and the California Department of Financial Protection and Innovation, which we refer to as the DFPI, may require us to hold larger cash reserves or take other action with respect to our internet escrow license;
•we may be subject to additional risk and liability exposure, including for negligence, fraud, or other claims, if employees or third-party service providers, including freelancers that provide services to us, misappropriate our banking, payment, or other information or user information for their own gain or to facilitate the fraudulent use of such information;
•users that are subjected or exposed to the unlawful, fraudulent, or improper conduct of other users or other third parties may seek to hold us responsible for the conduct of or content posted by users, may lose confidence in our work marketplace, decrease or cease use of our work marketplace, seek to obtain damages and costs, or publicize their negative experiences, and law enforcement or administrative agencies could seek to hold us responsible for the conduct of or content posted by users, impose fines and penalties, bring criminal action, or require us to change our business practices, and private or public enforcement may increase depending on interpretations of and possible changes to intermediary liability provisions such as Section 230 of the Communications Decency Act of 1996;
•we may be subject to additional risk if clients fail to pay freelancers for services rendered, as freelancers may seek to hold us responsible for the clients’ conduct and may lose confidence in our work marketplace, may decrease or cease use of our work marketplace, may publicize their negative experiences, or seek to obtain damages and costs;
•if freelancers misstate their qualifications or location, provide misinformation about their skills, identity, or otherwise, perform services they are not qualified or authorized to provide, produce insufficient or defective work product or work product with a viral or other harmful effect, clients or other third parties may seek to hold us responsible for the freelancers’ acts or omissions and may lose confidence in our work marketplace, decrease or cease use of our work marketplace, or seek to obtain damages and costs; and
•we may suffer reputational damage adversely impacting our business as a result of the occurrence of any of the above.
We do not have control over users of our work marketplace and cannot ensure that any measures we have taken to detect, prevent, and mitigate these risks will stop or minimize the use of our work marketplace for, or to further, illegal or improper purposes. We have received in the past, and are likely to continue to receive in the future, complaints and inquiries from clients, freelancers, and other third parties, including law enforcement, administrative agencies, and the press, concerning misuse of our work marketplace and wrongful conduct of other users, especially as a result of increased fraudulent activity related to the COVID-19 pandemic. We have also brought claims against clients and other third parties for their misuse of our work marketplace, and may be required to bring similar claims in the future. Even if these claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the attention and resources of our management, negatively impact our reputation, and adversely affect our business and operating results.

We have a limited operating history under our current business strategy and pricing model, and may continue to evolve our business strategy and pricing model, which makes it difficult to evaluate our business and future prospects.
We recently evolved, and will continue to evolve, our sales, marketing, and brand positioning efforts, as well as our business strategy. Recently we have expanded our focus on large enterprise, global account, mid-market, and other clients with larger, longer-term talent needs. In an effort to better serve this market segment, in recent years we have expanded our Upwork Enterprise offering and, in 2019, launched our Upwork Business offering, both of which were designed to help enterprises and other larger businesses connect with freelancers and provide these larger clients with additional products and services. We also continue to develop our current offerings and create and test additional premium offerings, features, and services to serve this and other market segments. We regularly launch new offerings, including two recent offerings “Direct Contracts,” a service for freelancers to easily charge clients that are not registered users on Upwork’s work marketplace, and “Project Catalog,” a feature through which freelancers can market pre-scoped projects easily purchased via a click-and-buy experience. Creating new offerings is expensive and time consuming, diverts the attention of our management, and not all offerings achieve market acceptance at the levels we expect and therefore may not be cost-effective to maintain. For example, in the fourth quarter of 2020, we decided that it was no longer cost-effective for our sales team to sell our Upwork Business offering. This decision resulted in a reduction in force of approximately one-third of our sales employees in November 2020.
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
Changes to our pricing model have in the past adversely affected, and could in the future adversely affect, our business.
We implemented a significant change to our pricing model in 2016, which, for a period of time following the change, contributed to GSV growing at a faster rate than revenue. From time to time we have made, and will continue to make, other changes, including in 2019 when we launched new paid membership types for clients and new Connects pricing for freelancers, which resulted in user dissatisfaction and negatively impacted fill rates for projects on our work marketplace. We anticipate further changes to Connects pricing and policies in the future, which may have a negative impact on our revenue or marketplace take rate. From time to time, we will make further changes to our pricing model due to a variety of reasons, including due to changes to the market for our products and services or our business strategy, as new competitors enter our market segment, as we introduce or refine our offerings, as competitors introduce new products and services, and to grow our user base. Changes to any components of our pricing model, such as the recent changes made in the pricing and packaging of Connects purchases, have and may continue to, among other things, result in user dissatisfaction, lead to a loss of users on our work marketplace, result in a change to the way we recognize revenue, reduce the amount of revenue we generate as a percentage of GSV, reduce the rate or size of projects that get posted or completed on our work marketplace, negatively impact fill rates for projects on our work marketplace, or otherwise negatively impact our reputation, operating results, financial condition, and cash flows.
If we are unable to maintain our payment partner relationships on favorable terms, or at all, our business could be adversely affected.
Our payment partners consist of payment processors and disbursement partners. We rely on banks and card processors to provide us with corporate banking services, escrow trust accounts, and clearing, processing, and settlement functions for the funding of all transactions on our work marketplace, and we do not always have a sufficient surplus of vendors in the event one relationship is terminated for any reason. We also rely on a network of disbursement partners to disburse funds to users.
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
•our payment partners could be subject to delays, limitations, or closures of their own businesses, networks, or systems, especially in light of the COVID-19 pandemic, causing them to be unable to process payments or disburse funds for certain periods of time; or
•we may be forced to cease doing business with payment processors if card association operating rules, certification requirements and laws, regulations, or rules governing electronic funds transfers to which we are subject, change or are interpreted to make it difficult or impossible for us to comply.
For example, in June 2020, Wirecard AG, a prepaid card issuer used by one of our payment partners to issue prepaid cards to our non-U.S. users, filed for insolvency and was ordered by the UK Financial Conduct Authority to cease all licensed activity. As a result, our non-U.S. users who previously chose to withdraw their funds to a prepaid card could not access their funds for several days. The order was eventually lifted, allowing those users to access their funds; however, this incident or any similar future incident concerning our payment partners or their respective vendors could cause our users to lose trust in our work marketplace and could have an adverse impact on our business.

Our revenue growth and ability to achieve and sustain profitability will depend in part on being able to increase the productivity, effectiveness, and efficiency of our sales force.
In order to increase our revenue from our premium offerings and achieve and sustain profitability, we must improve the effectiveness and efficiency of our sales force and generate additional revenue from new and existing users. For example, in the fourth quarter of 2020 we completed an evaluation of the efficiency, productivity, and effectiveness of our sales force at generating revenue from our Upwork Business offering, as well as our other premium offerings. As part of this evaluation, we undertook a reduction in force of approximately one-third of our sales employees in an effort to drive efficiencies in our sales organization. This reduction may result in unintended consequences such as low employee morale and a decrease in the productivity and efficiency of our sales force.
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
To grow our business, we need to continue to establish and maintain relationships with third parties, such as staffing providers, banks, software and technology vendors, and payment processing and disbursement providers. For example, we work with third-party staffing providers, upon which we are dependent to support our employment offering, Upwork Payroll. As our agreements with third-party partners terminate or expire, we may be unable to renew or replace these agreements on favorable terms, or at all. Moreover, we cannot guarantee that the parties with which we have strategic relationships will continue to offer the services for which we rely on them at economically reasonable terms or at all, devote the resources necessary to expand our reach, increase our distribution, or support an increased number of users and associated use cases. Our dependence on any single third-party supplier increases when our supply of a particular service is more heavily concentrated with that third-party. Some of our strategic partners are experiencing delays, disruptions, or closures due to the COVID-19 pandemic, which may result in disruptions to the services they provide to us and our users. Further, some of our strategic partners offer, or could offer, competing products and services or also work with our competitors, the likelihood of which may increase due to the COVID-19 pandemic and the resulting macroeconomic downturn, increased unemployment rates, and increased adoption of remote work. As a result of these factors, many of our third-party partners may choose to develop or support alternative products and services in addition to, or in lieu of, our work marketplace, either on their own or in collaboration with others, including our competitors. If we are unsuccessful in establishing or maintaining our relationships with third parties on favorable terms, our ability to compete or to grow our total revenue could be impaired and our operating results may be adversely impacted. Even if we are successful in establishing and maintaining these relationships with third parties on comparable terms, we cannot ensure that these relationships will result in increased usage of our work marketplace or increased revenue.

Our business model subjects us to disputes with or between users of our work marketplace.
Our business model involves enabling connections between freelancers and clients that contract directly through our work marketplace. Freelancers and clients are free to negotiate any contract terms they choose, but we also provide optional service contract terms that they can elect to use. Disputes sometimes arise between freelancers and clients with regard to their contract terms, work relationship, or otherwise, including with respect to service standards, payment, confidentiality, work product, and intellectual property ownership and infringement. These disputes may occur more frequently during a macroeconomic downturn. If either party believes the contract terms were not met, our standard terms and some individually negotiated services agreements provide a mechanism for the parties to request assistance from us, and, for some contracts, if that is unsuccessful, they may choose to resolve the dispute with the help of a third-party arbitrator. Whether or not freelancers and clients decide to seek assistance from us, if these disputes are not resolved amicably, the parties might escalate to formal proceedings, such as by filing claims with a court or arbitral authority. Given our role in facilitating and supporting these arrangements, claims are sometimes brought against us directly as a result of these disputes and freelancers or clients bring us into any claims filed against each other, particularly when the other user is insolvent or facing financial difficulties, like those caused by the COVID-19 pandemic. Through our terms of service and services agreements for premium services, we disclaim responsibility and liability for any disputes between users (except with respect to specified dispute assistance programs and services); however, we cannot guarantee that these terms will be effective in preventing or limiting our involvement in user disputes or that these terms will be enforceable or otherwise effectively prevent us from incurring liability as a result of disputes between users. In addition, from time to time users assert claims against us regarding their experience on our work marketplace, including related to their search ranking results, their feedback ratings, our advertising or marketing, our dispute resolution process, or admission or non-admission to the work marketplace or other programs and badges, including those designed to highlight successful freelancers. Moreover, for some premium services, we provide enhanced services and assistance with respect to disputes over work product, and clients or freelancers may pursue claims against us if they are not satisfied with those enhanced services. Disputes between clients and freelancers and between users and our company may become more frequent based on conditions outside our control, such as a macroeconomic downturn, like the one resulting from the COVID-19 pandemic. Such disputes, or any increase in the number of disputes, may result in an adverse effect on our company, such as a loss of goodwill with users, reputational harm, lost GSV and revenue, and an increase in costs to us. Even if these claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could result in legal, settlement, or other financial costs; divert the resources of our management; and adversely affect our business and operating results.
Our business depends largely on our ability to attract and retain talented employees, including senior management and key personnel. If we lose the services of Hayden Brown, our President and Chief Executive Officer, or other members of our senior management team or key personnel, we may not be able to execute on our business strategy.
Our future success depends in large part on the continued services of senior management and other key personnel and our ability to retain and motivate them. In particular, we are dependent on the services of Hayden Brown, our President and Chief Executive Officer, and our future vision, strategic direction, work marketplace, and technology could be compromised if she were to take another position, become ill or incapacitated, or otherwise become unable to serve as our President and Chief Executive Officer. We rely on our leadership team and other key personnel in the areas of product, engineering, operations, security, marketing, sales, support, corporate development, and general and administrative functions. Our senior management and other key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason, and without notice, and we do not maintain any “key-person” life insurance policies. If we lose the services of senior management or other key personnel, if our succession plans prove inadequate, or if we are unable to attract, train, integrate, and retain the highly skilled personnel we need, our business, operating results, and financial condition could be adversely affected.
There have been, and may continue to be, changes in our management team resulting from the hiring or departure of executives. For example, in December 2019, we announced that our prior President and Chief Executive Officer, Stephane Kasriel, was resigning from this position, and that Hayden Brown, our prior Chief Marketing and Product Officer, would take the position of President and Chief Executive Officer effective January 1, 2020. Additionally, in August 2020, we announced that our prior Chief Financial Officer, Brian Kinion, was resigning from this position and that Jeff McCombs would be appointed as our Chief Financial Officer. We have made, and may continue to make, other changes that have been and will be disruptive to our personnel, such as the reduction of a portion of our sales force in November 2020 and reorganizations of reporting lines of our workforce. These changes have resulted, and future personnel changes may result, in increased attrition or reduced productivity of our personnel, including senior management and key personnel, stemming from organizational restructuring, as new reporting relationships are established, and as other companies may increasingly target our executives. Any such changes may also result in a loss of institutional knowledge, cause disruptions to our business, or distract or result in diminished morale in or the loss of workers.
Our future success also depends on our continuing ability to attract, train, integrate, and retain highly skilled personnel, including software engineers and sales personnel. We face intense competition for qualified personnel from numerous software and other technology companies. In addition, competition for qualified personnel, particularly software engineers, is particularly intense. We may not be able to retain our current key personnel or attract, train, integrate, or retain other highly skilled personnel in the future, all of which may be more difficult during the COVID-19 pandemic. We may incur significant costs to attract and retain highly skilled personnel, we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them, and our succession plans may be insufficient to ensure business continuity if we are unable to retain key personnel. To the extent we move into new geographies, we would need to attract and recruit skilled personnel in those areas.
Volatility or lack of appreciation in our stock price may also affect our ability to attract new talent and retain our key personnel. Conversely, many of our senior management and other key personnel have become, or will soon become, vested in a substantial amount of stock or stock options and may be more likely to leave us if the shares they own, or the shares underlying their vested options, have appreciated in value relative to the original purchase or issue price of the shares or the exercise price of the options. If we are unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements, on a timely basis or at all, or if we need to increase our compensation expense to retain our employees, our business, operating results, financial condition, and cash flows may be adversely affected.
Clients sometimes fail to pay their invoices, necessitating action by us to compel payment.
In connection with our Upwork Enterprise offering, and for certain legacy clients, we advance payments to freelancers for invoiced services on behalf of the client and subsequently invoice the client for such services. In addition, in certain instances, we will advance payment on a freelancer invoice if the client issues a chargeback or their payment method is declined and the freelancer assigns us the right to recover any funds from the client. From time to time, clients fail to pay for these services rendered by a freelancer, and as a result, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the applicable agreement or our terms of service, including through arbitration or litigation. Furthermore, some clients may seek bankruptcy protection or other similar relief and fail to pay amounts due, or pay those amounts more slowly, either of which could adversely affect our operating results, financial position, and cash flow. All of these risks are made more likely during a macroeconomic downturn, such as the one caused by the COVID-19 pandemic, and could result in increased costs to us as we advance payments to freelancers and seek to compel payment from our clients.
The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain additional executive management and qualified board members.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, which we refer to as the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of The Nasdaq Global Select Market, and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming, or costly, and increases demand on our systems and resources. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results.
In addition, changing laws, regulations, and standards relating to corporate governance, stockholder litigation, and public disclosure, including with respect to environmental and social matters, are creating uncertainty for public companies, increasing legal and financial compliance costs, making some activities more time-consuming, and increasing the likelihood and expense of litigation. We intend to continue to invest resources to comply with these evolving laws, regulations, and standards (or changing interpretations of them), which may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with these laws, regulations, and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected. Complying with the public company rules and regulations, and being subject to heightened likelihood of litigation, makes it more expensive for us to obtain director and officer liability insurance, the costs of which can fluctuate significantly from year-to-year due to general market conditions in obtaining such insurance, but in recent years have risen significantly, consistent with the increase in market rates. As a result, we may be required to accept reduced coverage, incur substantially higher costs to obtain coverage, or may be unable to obtain coverage on economically reasonable terms, or at all. These factors could also make it more difficult for us to attract and retain qualified executives and qualified members of our board of directors, particularly to serve on our audit, risk and compliance committee, our compensation committee, and our nominating and governance committee.
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
•encounter difficulties retaining key personnel of the acquired company or integrating diverse software codes or business cultures;
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
We derive, and expect to continue to derive in the near future, the substantial majority of our revenue from our marketplace offerings, with most of our marketplace revenue derived from our Upwork Basic, Plus, and Enterprise offerings. As such, market acceptance of our marketplace offerings is critical to our continued success, and any failure of our marketplace or offerings to meet users’ expectations with respect to user experience or the failure of specific features to be effective in attracting and retaining users, such as onboarding, search, project bidding, or matching features, could have a negative impact on our business. Demand for our marketplace offerings is affected by a number of factors beyond our control, including the timing of development and release of new products and services by our competitors, our ability to respond to technological change and to innovate and grow, contraction in our market, client spending patterns, freelancer activity levels, changes in adoption of remote work, macroeconomic effects, such as those resulting from the COVID-19 pandemic, and the other risks identified herein. If we are unable to meet user demands, to expand the categories of services offered on our work marketplace, or to achieve and maintain more widespread market acceptance of our marketplace offerings, our business operations, financial results, and growth prospects could be adversely affected.
We face intense competition and could lose market share to our competitors, which could adversely affect our business, operating results, and financial condition.
The market segment for freelancers and the clients that engage them is highly competitive, rapidly evolving, fragmented, and subject to changing technology, shifting needs, and frequent introductions of new competitors as well as new products and services. The level of competition within such market segment has intensified, and may intensify further, due to the COVID-19 pandemic and the resulting increase in remote work, macroeconomic downturn, and increased unemployment rates. We compete with a number of online and offline platforms and services domestically and internationally to attract and retain users and expand our share of user spend. Our main competitors fall into the following categories:
•traditional contingent workforce and staffing service providers and other outsourcing providers, such as The Adecco Group, Randstad, Recruit, Allegis Group, and Robert Half International;
•online freelancer platforms that serve either a diverse range of skill categories, such as Fiverr, Guru, and Freelancer.com, or specific skill categories;
•other online providers of products and services for individuals or businesses seeking work or to advertise their services, including personal and professional social networks, such as LinkedIn and GitHub (each owned by Microsoft), employment marketplaces, platforms providing compliance services, recruiting websites, and project-based deliverable providers;
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
In addition, well-established internet companies, such as Google, LinkedIn, and Amazon, social media platforms, such as Facebook, and businesses that operate driving, delivery, and other commoditized marketplaces, such as Uber Technologies, have entered or may decide to enter into our market segment. Some of these companies have launched or may launch, or have acquired or may acquire companies or assets that offer products and services that directly compete with our work marketplace. For example, LinkedIn launched ProFinder in 2016 and Open for Business in 2019, and in 2021 announced it is developing a new offering called Marketplaces, each of which are services to connect LinkedIn members with one another for freelance service relationships. Many of these established internet companies and other competitors are considerably larger than we are and have considerably greater financial and other resources than we do.
Internationally, we compete against online and offline channels and products and services in most countries. Local competitors, or competitors that have invested more in international expansion, might have greater brand recognition than us in their local country and a stronger understanding of local culture and commerce. Some competitors also offer their products and services in local languages and currencies that we do not offer. As our business grows internationally and we expand and grow our services offerings, we may increasingly compete with these international companies. We also compete against locally sourced service providers and traditional, offline means of finding work and procuring services, such as staffing businesses, personal and professional networks, classified ads, and recruiters.
We also compete with companies that utilize emerging technologies and assets, such as blockchain, artificial intelligence, augmented reality, cryptocurrency, and machine learning. These competitors may offer products and services that may, among other things, provide automated alternatives to the services that freelancers provide on our work marketplace, use machine learning algorithms to connect businesses with service providers more effectively than we do, or otherwise change the way that businesses engage or pay service providers so as to make our work marketplace less attractive to users. Many of the companies and services that utilize these technologies in our market are still new and not yet fully mature in their capabilities or network scale; however, we may face increased competition should these companies or services, or new entrants, succeed.
Many of our current and potential competitors, both online and offline, enjoy substantial competitive advantages, such as greater name recognition and more prominent brand reputation; pre-existing relationships with desirable clients; more experience with international operations and localization of their offerings; longer operating histories; greater financial, technical, and other resources; more users; newer technologies; and, in some cases, the ability to rapidly combine online platforms with traditional staffing and contingent worker solutions. Some of our current and potential competitors have recently undertaken, or may in the future undertake, an initial public offering or another equity or convertible debt issuance, which could improve their competitive position due to enhanced brand recognition and additional working capital. These companies may use these advantages to offer products and services similar to ours at a lower price, develop different or superior products and services to compete with our work marketplace, or respond more quickly and effectively than we do to new or changing opportunities, technologies, standards, regulatory conditions, or user preferences or requirements. In addition, while we compete intensely in more established markets, we also compete in developing technology markets that are characterized by dynamic and rapid technological change, many and different business models, and frequent disruption of incumbents by innovative online and offline entrants. The barriers to entry into these markets can be low, and businesses easily and quickly can launch online or mobile platforms and applications at nominal cost by using commercially available software or partnering with various established companies in these markets.
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
The Upwork brand did not exist before 2015. We believe that developing, maintaining, evolving, and enhancing awareness and integrity of our brand and reputation in a cost-effective manner are important to achieving widespread acceptance and use of our work marketplace and are important elements in attracting new users and retaining existing users. Successful promotion and positioning of our brand, products, and business model depend on, among other things, the effectiveness of our marketing efforts and brand messaging, our ability to provide a reliable, trustworthy, and useful work marketplace and products at competitive prices, the perceived value of our work marketplace and products, and our ability to provide quality support. In order to reach the brand awareness and acceptance levels of some of our competitors, we need to continuously invest in marketing programs that may not be successful in achieving meaningful awareness and acceptance levels, particularly during early phases of expansion into newer user awareness segments, such as international users. Further, brand promotion activities may not resonate with existing or potential users or yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building, evolving, and maintaining our brand and reputation. For example, we invested heavily in advertising in the United States in 2019 and 2020 to increase our brand awareness, which investment has continued in 2021, and it is not certain that these investments have had or will have sufficient positive impact on our brand to be cost effective. Likewise, publicity efforts or news coverage may undermine our brand promotion efforts or harm our reputation or may not resonate with existing or potential users. We have also recently evolved, and will continue to evolve, our marketing and brand positioning efforts, including to expand our focus on large enterprise, global account, mid-market, and other clients, with larger, longer-term talent and contracting needs and may not be successful in achieving the brand awareness and acceptance levels in a cost-effective manner, or without harming other areas of our business.
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
The market for our work marketplace is characterized by rapid technological change, frequent product and service introductions and enhancements, changing user demands, and evolving industry standards. The introduction of products and services embodying new technologies can quickly make existing products and services obsolete and unmarketable. We invest substantial resources in researching and developing new products and services and enhancing our work marketplace by incorporating additional features, improving functionality, and adding other improvements to meet our users’ evolving demands in our increasingly highly competitive industry. For example, in 2020 we invested a significant amount of resources to launch a new product feature “Project Catalog,” through which freelancers can market pre-scoped projects easily purchased via a click-and-buy experience. The success of any enhancements or improvements to, or new features of, our work marketplace or any new products and services, such as “Project Catalog,” depends on several factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies on our work marketplace and third-party partners’ technologies, and overall demand and market acceptance consistent with the intent of such products or services. We cannot be sure that we will succeed, on a timely or cost-effective basis, in developing, marketing, and delivering enhancements or new features to our work marketplace or any new products and services that respond to continued changes in the market for talent or business services. Any enhancements or new features to our work marketplace or any new products and services may not achieve, and in the past certain features and offerings have not achieved, market acceptance, been cost-effective, or produced the intended effect. In the past, we have experienced unintended negative effects, including reduced client spend retention, diminished fill rates for projects on our work marketplace, and user dissatisfaction from certain modifications to our products, services, and features. For example, in 2019 and the first half of 2020, we experienced a decline in client spend retention which we believe was related to the launch of our U.S.-to-U.S. domestic marketplace offering in the second half of 2017.
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
A significant portion of the services offered by freelancers and sought by clients on our work marketplace relates to information technology. If, for any reason, the market for information technology services declines, including as a result of the relaxation or lifting of restrictions intended to prevent the spread of COVID-19, a macroeconomic downturn such as the one caused by the COVID-19 pandemic, increased use of artificial intelligence, automation, or otherwise, if talent is not available on our work marketplace or willing to perform these services or businesses satisfy their needs for these services through alternative means, including through use of our competitors’ products, or if the freelancers on our work marketplace are not located in specific geographic regions in which clients are seeking to engage remote freelancers, the growth in the number of users on our work marketplace may slow or decline and as a result our revenue and business may be adversely impacted.
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
Depending on the nature of the information compromised, in the event of a security breach or other privacy or security incident, we may also have obligations to notify affected individuals and entities and regulators about the incident, and we may need to provide some form of remedy, such as a subscription to credit monitoring services, pay significant fines to one or more regulators, or pay compensation in connection with a class-action settlement (including under the private right of action under the California Consumer Privacy Act of 2018, which we refer to as the CCPA). Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises our, our users’, our employees’, our contractors’, or other confidential, proprietary, or personal information.

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
Our ability to attract and retain users is dependent in part on the ease of use and reliability of our work marketplace, including our ability to provide high-quality support. Our users depend on our support organization to resolve any issues relating to our work marketplace and to communicate effectively concerning their accounts. Our ability to provide effective support is largely dependent on our ability to attract, resource, and retain service providers who are not only qualified to support users of our work marketplace, but are also well versed in our work marketplace. Offering our website and user support only in English may negatively impact our relationships with our users, particularly users in non-English speaking countries. As we seek to continue to grow our international user base, our support organization will face additional challenges, including those associated with delivering support and documentation in languages other than English. Any failure to maintain high-quality support or effectively communicate with our users, or any market perception that we do not maintain high-quality support or act professionally, fairly, or effectively in our communications and actions with respect to users, could harm our reputation, adversely affect our ability to sell our work marketplace to existing and prospective users, and could adversely impact our business, operating results, and financial condition.
Users circumvent our work marketplace, which adversely impacts our business.
Our business depends on users transacting through our work marketplace. Despite our efforts to prevent them from doing so, users circumvent our work marketplace and engage with or pay each other through other means to avoid the fees that we charge. Circumvention by users of our work marketplace is also likely to have increased and may continue to increase in response to a macroeconomic downturn, such as the macroeconomic downturn caused by the COVID-19 pandemic, as users may be more cost-sensitive with respect to our fees. In addition, enhancements and changes we make with respect to our products, services, and features may unintentionally cause, and may have unintentionally caused in the past, users to circumvent our work marketplace. Moreover, the changes we make to decrease circumvention by users have in the past and could inadvertently result in user dissatisfaction, increased user circumvention, and a decline in user activity on our work marketplace. The loss of revenue associated with circumvention of our work marketplace has an adverse impact on our business, cash flows, operating results, and financial condition. In addition, our efforts to reduce circumvention may be costly or disruptive to implement, fail to have the intended effect or have an adverse effect on our brand or user experience, cause users to cease using our work marketplace, reduce the attractiveness of our work marketplace, divert the attention of management, or otherwise harm our business.

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
Moreover, in the fourth quarter of 2020, we undertook a reduction in force of approximately one-third of our sales employees in an effort to drive efficiencies in our sales organization. This reduction may result in unintended consequences such as low employee morale and a decrease in the productivity and efficiency of our sales force.
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
We also have in the past agreed, and may in the future agree, to take on additional risk for worker classification, privacy, security, work product, payments, or other matters for larger enterprise, global account, and mid-market clients, or to other terms that are less favorable to us in order to secure a client’s business or increase its spend, including as discussed further in the risk factor titled “There may be adverse tax, legal, and other consequences if the contractor classification or employment status of freelancers that use our work marketplace is challenged.” All these factors can add further risk and expenses to business conducted with these clients even after a successful sale.
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
AWS does not have an obligation to renew its agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements or unable to renew on commercially reasonable terms, our agreements are prematurely terminated, or we add additional infrastructure providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new data center providers. If these providers charge high costs for or increase the cost of their services, we may have to increase the fees to use our work marketplace and our operating results may be adversely impacted. We also plan to substantially complete the transition during the second quarter of 2021 to a different AWS facility in an effort to reduce long-term costs, to gain access to servers with enhanced functionality, and increase operational resilience. During this transition, we may experience resulting downtime, cause errors in our work marketplace or services, including escrow or payment services, or incur additional costs, particularly if we encounter an unforeseen issue or incident during the migration. We expect to incur increased costs during the migration, as we will need to use two AWS data facilities at one time during the transition period.
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
We spend significant time and resources securing and monitoring our intellectual property rights, and we may or may not be able to detect infringement by third parties. Our competitive position may be adversely impacted if our efforts to secure and protect our intellectual property are not successful, or we cannot detect infringement or enforce our intellectual property rights quickly or at all. In some circumstances, we may choose not to pursue enforcement because an infringer may have a dominant intellectual property position or for other business reasons. In addition, competitors might avoid infringement by designing around our intellectual property rights or by developing non-infringing competing technologies. We have in the past been, and may in the future be, forced to rely on litigation, opposition, and cancellation actions, and other claims and enforcement actions to protect our intellectual property, including to dispute registration, use of marks that may be confusingly similar to our own marks, or use of technologies that infringe on our intellectual property. Similar claims and other litigation may be necessary in the future to enforce and protect our intellectual property rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property rights may be met with defenses; counterclaims attacking the scope, validity, and enforceability of our intellectual property rights; or counterclaims and countersuits asserting infringement by us of third-party intellectual property rights. Our failure to secure, protect, and enforce our intellectual property rights could adversely affect our brand and our business, and we could lose the right to use certain intellectual property or lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property against others.
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
Mobile devices are increasingly used for marketplace transactions. A significant and growing portion of our users access our work marketplace through mobile devices, including through the use of mobile applications. Our mobile applications rely on third parties maintaining open application store platforms, including the Apple App Store and Google Play, which make current and new applications or new versions of our mobile applications available for download and use on mobile devices. We cannot assure you that the platforms through which we distribute our applications will maintain their current structures or terms of access, that such marketplaces will continue to make our mobile applications or newer versions of our mobile applications available for download, or that such marketplaces will not charge us fees to list our applications for download, or charge us new or additional fees to offer products and services through our applications. Additionally, there is no guarantee that popular mobile devices will continue to support our work marketplace, that the use of mobile devices for payments or other transactions on our work marketplace will be available on commercially reasonable terms, or that mobile device users will use our work marketplace rather than competing products. We are dependent on the interoperability of our work marketplace with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems that degrade the functionality of our website or applications or give preferential treatment to competitors could adversely affect the usage of our work marketplace on mobile devices. Additionally, in order to deliver high-quality mobile products, it is important that our products are designed effectively and work well with a range of mobile devices, technologies, systems, networks, and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these devices, technologies, systems, networks, or standards. In the event that it is more difficult for our users to access and use our work marketplace on their mobile devices, our users find our mobile offering is not cost-effective, our users find our mobile offering does not meet their needs, our competitors develop products and services that are perceived to operate more effectively on mobile devices, or our users choose not to access or use our work marketplace on their mobile devices or use mobile products that do not offer access to our work marketplace, our user growth, user engagement, and business could be adversely impacted.
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
New laws, regulations and orders enacted in response to the COVID-19 pandemic or the resulting macroeconomic downturn may also affect our business in ways that we did not anticipate, and existing laws and regulations may be interpreted and enforced differently than they have in the past in response to the pandemic. These laws may change rapidly and compliance may be costly to us. For example, the restrictions intended to prevent the spread of COVID-19 currently enacted in many jurisdictions may result in a loss of productivity of our workforce and an increase in data security breaches and other privacy and security incidents, among other things. On the other hand, a loosening of these restrictions as certain geographic areas begin to reopen may result in a decline in user activity on our work marketplace.
As our work marketplace’s geographic scope expands, including efforts to increase adoption by users outside the United States and extending our physical presence internationally, and as we expand the categories of services offered on our work marketplace, regulatory agencies or courts may claim that we, or our users, are subject to additional requirements, or are prohibited from conducting our business, or conducting business with us, in or with certain jurisdictions, either generally or with respect to certain services, or that we are otherwise required to change our business practices. It is also possible that certain provisions in agreements with our users or service providers, or between freelancers and clients, or the fees we charge, may be found to be unenforceable or not compliant with applicable law.
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
Even though we currently have a limited physical presence outside of the United States, our users have a global footprint that subjects us to the risks of being found to do business internationally. We have users on our work marketplace located in over 180 countries, including some markets where we have limited experience, where challenges can be significantly different from those we have faced in more developed markets, and where business practices may create greater internal control risks. Further, certain skills and services are offered by freelancers concentrated in countries with higher risks of instability and geopolitical uncertainty, such as Russia and Ukraine, both of which have experienced recent political unrest. In addition, we engage freelancers located in many countries to provide services for our managed services offering and to us for internal projects. Because our website is generally accessible by users worldwide, we have received in the past, and may continue to receive, notices from jurisdictions claiming that we or our users are required to comply with their laws. Laws outside of the United States regulating the internet, payments, escrow, data protection, data residency, privacy, taxation, terms of service, website accessibility, consumer protection, intellectual property ownership, services intermediaries, payment intermediaries, labor and employment, wage and hour, worker classification, worker health, background checks, and recruiting and staffing companies, among others, which could be interpreted to apply to us, are often less favorable to us than those in the United States, giving greater rights to competitors, users, and other third parties. Compliance with international laws and regulations may be more costly than expected, may require us to change our business practices or restrict our product offerings, and the imposition of any such laws or regulations on us, our users, or third parties that we or our users utilize to provide or use our services, may adversely impact our revenue and business. In addition, we may be subject to multiple overlapping legal or regulatory regimes that impose conflicting requirements which could lead to additional compliance costs and enhanced legal risks. Moreover, all of these risks will be exacerbated if we expand our operations internationally, including extending our physical presence outside the United States or investing in localization efforts.
Risks inherent in conducting business with an international user base, engaging freelancers globally, localizing our work marketplace, and expanding our operations internationally include, but are not limited to:
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
The risks described above may also make it costly or difficult for us to expand our operations internationally. Analysis of, and compliance with, global laws and regulations may substantially increase our cost of doing business. We may be unable to keep current with changes in laws and regulations as they develop. Although we have implemented policies and procedures designed to analyze whether these laws apply and, if applicable, support compliance with these laws and regulations, there can be no assurance that we will always maintain compliance, that our interpretations are or will remain correct, or that all of our employees, contractors, partners, users, and agents will comply. Any violations could result in enforcement actions or other proceedings, fines, civil and criminal penalties, damages, interest, costs and fees (including but not limited to legal fees), injunctions, loss of intellectual property rights, or reputational harm. If we are unable to comply with these laws and regulations or manage the complexity of global operations and support an international user base successfully and in a cost-effective manner, our business, operating results, and financial condition could be adversely affected.
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
There is often uncertainty in the application of worker classification laws, and consequently there is risk to us and to users, both freelancers and clients, that independent contractors could be deemed to be misclassified under applicable law. The tests governing whether a service provider is an independent contractor or an employee are typically highly fact sensitive and vary by governing law. Laws and regulations that govern the status and misclassification of independent contractors are also subject to change as well as to divergent interpretations by various authorities, which can create uncertainty and unpredictability. For example, in California, we are aware of the state supreme court’s 2018 decision in Dynamex Operations West, Inc. v. Superior Court of Los Angeles, as well as Assembly Bill 5, which we refer to as AB 5, which went into effect January 1, 2020 and which has the stated purpose of codifying the Dynamex holding. Together, they retroactively change the standard in California for determining worker classification and are widely viewed as expanding the scope of the definition of employee for most purposes under California law. Given the enactment of AB 5, there is little guidance from the courts or the regulatory authorities charged with its enforcement and there is a significant degree of uncertainty regarding its application.
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
Worker classification and independent contractor issues, including AB 5, have been the subject of widespread national discussion and it is possible that other jurisdictions, including the federal government, several states such as

New York, Washington, Illinois, and others, as well jurisdictions outside the United States, such as the United Kingdom and the European Union, which we refer to as the EU, through its work on the Platform Workers Directive and other legislative and regulatory instruments, may enact similar laws. Additionally, initiatives such as California’s Proposition 22 (which was passed in 2020) alter, and other potential legislation could alter, the legislative and regulatory landscape regarding how governments may choose to regulate independent contractors broadly and specific sectors as well, which may affect how our users run their businesses. In addition, legislation may be passed with retroactive effect, such as AB 5. As a result, there is significant uncertainty regarding the worker classification regulatory landscape and what it will look like in future years, and compliance with any new legislation or regulations may be costly and difficult or they may be impossible to comply with in a commercially reasonable manner. In addition, any developments or changes in the regulatory environment impacting worker classification and independent contractors may reduce the demand for independent contractors more generally in one or more jurisdictions and have an adverse effect on our business, operating results, and financial condition.
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
We currently collect and remit indirect taxes on our fees in a number of jurisdictions and may begin collecting and remitting indirect taxes in additional jurisdictions. Our collection of indirect taxes on our fees in these jurisdictions may cause our users to use other platforms or other alternatives that do not collect indirect taxes on their fees, which may in turn affect our financial results. In addition, tax authorities may raise questions about, challenge or disagree with our determination as to whether we are obligated to collect indirect taxes or our calculation, reporting, or collection of taxes and may require us to remit additional taxes and interest, and could impose associated penalties and fees. Should any new taxes become applicable or the application of existing taxes be deemed to apply to us or our users, or if the taxes we pay are found to be deficient, our business could be adversely impacted. We have in the past been, and may in the future be, audited by tax authorities with respect to non-income taxes, and we may have exposure to additional non-income tax liabilities, which could have an adverse effect on our operating results and financial condition. In addition, our future effective tax rates could be favorably or unfavorably affected by changes in tax rates, changes in the valuation of our deferred tax assets or liabilities, the effectiveness of our tax planning strategies, or changes in tax laws or their interpretation. Such changes could have an adverse impact on our operating results and financial condition.
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
We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security that are proposed and enacted in various jurisdictions. For example, European legislators adopted the General Data Protection Regulation, which we refer to as the GDPR, which became effective in May 2018 and superseded the existing EU data protection legislation, imposes more stringent EU data protection requirements, and provides for significant penalties for noncompliance. The GDPR created new compliance obligations applicable to our business, users, vendors, and third-party partners, which expose us to increased financial penalties for noncompliance, including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million, whichever is higher, for the most serious violations. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR has been and will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and there is a risk that we may be subject to governmental investigations or enforcement actions, fines and penalties, claims, litigation, and reputational harm in connection with any European activities.

Moreover, on July 16, 2020, the Court of Justice of the European Union, which we refer to as the CJEU, declared the EU-U.S. Privacy Shield to be an invalid mechanism for transferring personal information from the EU to the United States. In addition, while the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal information transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. The use of standard contractual clauses for the transfer of personal information specifically to the United States remains under review by a number of European data protection supervisory authorities. German and Irish supervisory authorities have indicated that the standard contractual clauses alone provide inadequate protection for EU-U.S. data transfers. On August 10, 2020, the U.S. Department of Commerce and the European Commission announced new discussions to evaluate the potential for an enhanced EU-U.S. Privacy Shield framework to comply with the July 16 judgment of the CJEU. The CJEU’s decision (and certain regulatory guidance issued in its wake) and recent statements by EU supervisory authorities have led to uncertainty regarding the legality of EU-U.S. data flows in general and those conducted under the Privacy Shield in particular. The CJEU’s decision may continue to create new compliance obligations applicable to our business, users, vendors, and third-party partners, which could cause us to change our business practices. As further guidance is issued by European authorities, the full rights and responsibilities resulting from the CJEU’s decision may continue to change.
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
Further, in connection with its process of leaving the EU, the United Kingdom has enacted the Data Protection Act 2018, which we refer to as the Data Protection Act, that is substantially consistent with the GDPR. From the beginning of 2021 (when the transitional period following Brexit (as defined below) expired), we will have to continue to comply with the GDPR and also the Data Protection Act, with each regime having the ability to fine up to the greater of €20 million (£17 million) or 4% of global turnover. The relationship between the United Kingdom and the EU remains uncertain, for example, how data transfers between the United Kingdom and the EU and other jurisdictions will be treated and the role of the United Kingdom’s supervisory authority. These changes will lead to additional costs as we try to ensure compliance with new privacy legislation and will increase our overall risk exposure.
Additionally, in June 2018, California passed the CCPA, which provides new privacy rights for consumers and new operational requirements for companies. The CCPA became effective on January 1, 2020 and enforcement began on July 1, 2020, along with related regulations which came into force thereafter. Fines for noncompliance may be up to $7,500 per violation without limitations. Additionally, on November 3, 2020 Californians passed a ballot initiative called the California Privacy Rights Act, which we refer to as the CPRA, which will (upon becoming effective in 2023) extend the CCPA and impose additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. The costs of compliance with, and other burdens imposed by, the GDPR, CCPA, and CPRA may limit the use and adoption of our products and services and could have an adverse impact on our business. Because the GDPR, the UK’s Data Protection Act, the CCPA, and the CPRA are in force or recently passed, their application in practice may change or develop over time through judicial decisions or as new regulations, guidance or interpretations are provided by regulatory and governing bodies, such as federal and state administrative agencies, and our interpretations of these laws and efforts to comply with the rules and regulations of these laws may be deemed invalid. Additionally, the CCPA has prompted a number of proposals for new federal and state-level privacy legislation, such as in New York, New Hampshire, and other jurisdictions. If passed, these new laws could add additional complexity, impact our business strategies, increase our potential liability, increase our compliance costs, and adversely affect our business. For example, Virginia recently passed the Virginia Consumer Data Protection Act into law on March 2, 2021, which will go into effect on January 1, 2023.
Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to users, employees, contractors, or other third parties, or any other legal obligations or regulatory requirements relating to privacy, data protection, or information security may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our users to lose trust in us, and otherwise have an adverse effect on our reputation and business. Our ability to comply with a global patchwork of competing privacy regimes may be inhibited by the competing nature of those regimes. It is possible that, as new regulatory requirements come into law, especially those which may diverge, even slightly, from existing regulatory frameworks, such as the United Kingdom’s Data Protection Law, we may incur costs related to compliance, or may need to seek remedies to ensure such competing regimes are interpreted and enforced fairly. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our work marketplace.
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
From time to time, we are involved in litigation and make and receive demands and claims threatening possible litigation. The outcome of any litigation (including class actions and individual lawsuits or arbitration), regardless of its merits, is inherently uncertain. Regardless of the merits or ultimate outcome of any claims that have been or may be brought against us or that we may bring against others, pending or future litigation could result in a diversion of management’s attention and resources and reputational harm, and we may be required to incur significant expenses defending against these claims or pursuing claims against third parties. If we are unable to prevail in litigation, we could incur substantial liabilities. We may also determine that the most cost-effective and efficient way to resolve a dispute is to enter into a settlement agreement, and terms of any such settlement agreements are increasingly limited by legislation. Where we can make a reasonable estimate of the liability relating to pending litigation and determine that it is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of uncertainties relating to litigation, the amount of our estimates could be wrong as determining reserves for pending litigation is a complex, fact-intensive process that is subject to judgment calls. Any adverse determination related to litigation or adverse terms contained in a settlement agreement could require us to change our technology or our business practices in costly ways, prevent us from offering certain products or services, require us to pay monetary damages, fines, or penalties, or require us to enter into royalty or licensing arrangements, and could adversely affect our operating results and cash flows, harm our reputation, or otherwise negatively impact our business.
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
Although we believe that our operations comply with existing U.S. federal, state, and international laws and regulatory requirements related to escrow, money transmission, and the handling or moving of money, the laws or regulations may change, and interpretations of existing laws and regulations may also change. As a result, Upwork Escrow or Upwork Global could be required to be licensed as an escrow agent or a money transmitter (or other similar licensee) in other U.S. states or other jurisdictions or may choose to obtain such a license even if not required. Such a decision could also require Upwork Escrow or Upwork Global to register as a money services business under federal laws and regulations. It is also possible that Upwork Escrow or Upwork Global could become subject to regulatory enforcement or other proceedings in those states or other jurisdictions with escrow, money transmission, or other similar statutes or regulatory requirements related to the handling or moving of money, which could in turn have a significant impact on our business, even if we were to ultimately prevail in such proceedings. Upwork Escrow or Upwork Global may also be required to become licensed as a payment institution (or obtain a similar license) under the European Payment Services Directive or other international laws and regulations or may choose to obtain such a license even if not required. Any developments or inconsistencies in the laws or regulations related to escrow, money transmission, or the handling or moving of money; material changes to the mandate, purview or regulatory approach at the DFPI; or increased scrutiny of our business may lead to additional compliance costs and administrative overhead.
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
We have voluntarily implemented an anti-money laundering compliance program designed to address the risk of our work marketplace being used to facilitate money laundering, terrorist financing, or other illicit activity. We also have policies, procedures, and technology designed to allow us to comply with U.S. economic sanctions laws and prevent our work marketplace from being used to facilitate business in countries, regions, or with persons or entities included on designated lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Control, which we refer to as OFAC, and equivalent foreign authorities. We may be subject to fines or other penalties in one or more jurisdictions levied by federal or state or local regulators, including state attorneys general, as well as those levied by foreign regulators in the event that we engage in any conduct, intentionally or not, that facilitates money laundering, terrorist financing, or other illicit activity, or that violates sanctions or otherwise constitutes sanctionable activity. Regulators continue to increase their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program, including the procedures that we use to verify the identity of our users and to monitor our work marketplace for suspicious or potential illegal activity. In addition, any policies and procedures that we implement to comply with OFAC regulations may not be effective, including in preventing users from using our services within the OFAC-sanctioned countries and regions. Attempts by individuals or entities that have been designated by OFAC or are located in a country subject to an embargo by the United States to utilize our service or take advantage of us or our users may also be exacerbated during a macroeconomic downturn, such as the one caused by the COVID-19 pandemic. Given the technical limitations in developing controls to prevent, among other things, the ability of users to publish on our work marketplace false or deliberately misleading information or to develop sanctions-evasion methods, it is possible that we may inadvertently and without our knowledge provide services to individuals or entities that have been designated by OFAC or are located in a country subject to an embargo by the United States that may not be in compliance with the economic sanctions regulations administered by OFAC.
Consequences for failing to comply with applicable rules and regulations could include fines, criminal and civil lawsuits, forfeiture of significant assets, or other enforcement actions. We could also be required to make costly and burdensome changes to our business practices or compliance programs as a result of regulatory scrutiny, voluntary changes we may make to our business strategy, or the expansion of our operations internationally, including expanding our presence outside the United States. In addition, any perceived or actual breach of compliance by us, our users, or payment partners with respect to applicable laws, rules, and regulations could have a significant impact on our reputation and could cause us to lose existing users, prevent us from obtaining new users, cause other payment partners to terminate or not renew their agreements with us, negatively impact investor sentiment about our company, require us to expend significant funds to remedy problems caused by violations and to avert further violations, and expose us to legal risk and potential liability, all of which may adversely affect our business, operating results, and financial condition and may cause the price of our common stock to decline. Further, even if we maintain proper controls and remain in compliance with OFAC regulations, should any of our competitors not implement sufficient OFAC controls and be found to have violated OFAC regulations, user perception of online freelance marketplaces in general may decrease and our business, brand, and reputation may be adversely affected.
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
We may be subject to U.S. export controls and sanctions regulations that prohibit the shipment or provision of certain products and services to certain countries, governments, and persons. While we take precautions to prevent aspects of our work marketplace from being exported in violation of these laws, including implementing internet protocol address blocking, we cannot guarantee that the precautions we take will prevent violations of export control and sanctions laws. If we are found to be in violation of U.S. sanctions or export control laws, it could result in substantial fines and penalties for us and for the persons working for us.
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
We have a history of incurring net losses, and we expect to incur net losses for the foreseeable future. For the three months ended March 31, 2021 and years ended December 31, 2020 and 2019, we incurred net losses of $7.8 million, $22.9 million, and $16.7 million, respectively. As of March 31, 2021, we had an accumulated deficit of $202.7 million. We have made, and expect to continue to make, significant expenditures related to the development and expansion of our business, including investing in marketing programs and activities, such as brand promotion efforts, including those designed to reach new and existing clients seeking to engage with remote freelancers in light of the COVID-19 pandemic; enhancing our Upwork Enterprise and other premium offerings; expanding our services and features; expanding our international user base; localizing our offerings in select locations; broadening and deepening the categories on our work marketplace; promoting client engagement of those freelancers that typically optimize to deliver larger projects, including through our Upwork Payroll offering; enhancing our mobile product offering and our U.S.-to-U.S. domestic marketplace offering; expanding our sales force; and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These and other efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. While our revenue has grown in recent years, we may not be able to sustain the same level of growth in future periods, or at all. For example, we experienced a reduction in the growth of GSV and revenue in the second quarter of 2020 due to the effects of the COVID-19 pandemic and could experience a similar reduction in GSV and revenue growth following the COVID-19 pandemic. If our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot ensure that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.
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
•ongoing uncertainty and impact on the global economy and spending by large, medium, and small companies relating to the COVID-19 pandemic, the shift to remote work, availability of qualified freelancers, and uncertainty regarding the timing and nature of any future economic recovery, as discussed further below;
•our ability to generate significant revenue from our Upwork Basic, Plus, and Enterprise offerings, and our other premium offerings;
•spending patterns of clients, including whether those clients that use our work marketplace frequently or for larger projects, reduce their spend, stop using our work marketplace, or change their method of payment to us, including in each case as a result of the implementation of macroeconomic or other external factors such as increased competition, pricing changes, or the introduction of new or modified products or services on our work marketplace, such as changes made in the pricing and packaging of Connects;
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
•our ability to attract and retain freelancers in geographic regions in which clients are seeking to engage remote freelancers;
•the success of our marketing and brand positioning efforts;
•the productivity and effectiveness of our sales force;
•the length and complexity of our sales cycles;
•the demand for and types and quality of skills and services that are offered on our work marketplace by freelancers;
•ongoing uncertainty regarding U.S. and global political conditions;
•the number of users circumventing our work marketplace and our fees, which could increase during economic downturns, such as the current macroeconomic downturn caused by the COVID-19 pandemic;
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
•changes to our pricing model, including associated fees, and any resulting change in our ability to generate revenue, such as the pricing and packaging of Connects purchases, or how we recognize revenue;
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
•any impairment charges on our operating lease asset and related leasehold improvements being recognized as a general and administrative expense due to a reduction to our office space and our potential sublease of such office space at a rental rate that is less than our rent expense for such office space, or any termination fees we may incur as a result of our termination of the operating lease for such office space;
•the impact of sales, use, and other tax laws and regulations in jurisdictions in which we have users, including the requirement in certain jurisdictions to collect indirect taxes on user fees, to withhold and remit taxes related to income or earnings, or to pay any such taxes or resulting penalties as a result of our failure to comply with such requirements;

•seasonal spending patterns by clients or work patterns by freelancers, seasonality in the labor market, mitigated impact of typical seasonality in the labor market due to the COVID-19 pandemic and the resulting restrictions intended to prevent its spread, and the unpredictable seasonal work patterns of users following the relaxation or lifting of such restrictions, as well as the number of business days, the number of Mondays (i.e., the day we recognize revenue for a substantial portion of our client fees each week) or the number of Sundays (i.e., the day we bill and recognize revenue for the majority of our freelancer service fees each week) in any given quarter, as well as local, national, or international holidays;
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
•increases in, and timing of, operating expenses that we may incur to grow and expand our operations and to remain competitive, such as advertising and other marketing expenses, including those associated with evolving our brand positioning and as we seek to grow our international user base;
•the cost and time needed to develop and upgrade our work marketplace to incorporate new technologies or develop new or improved offerings;
•the impact of outages of our work marketplace and associated reputational harm;
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
•fluctuations in transaction losses;
•fluctuations in currency exchange rates;
•operating lease expenses and other real estate expenses;
•lease termination fees or rent expense that is in excess of sublease income for a particular office space;
•non-cash accounting charges such as stock-based compensation expense, including those related to executive compensation arrangements, and depreciation and amortization; and

•losses and expenses from indemnification, dispute assistance, and similar contractual obligations we owe to clients.
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
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards and other tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.
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
U.S. GAAP is subject to interpretation by the Financial Accounting Standards Board, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change and could result in variability of our financial results. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
Risks Related to Ownership of Our Common Stock
Sales of substantial amounts of our common stock in the public markets, particularly sales by our directors, executive officers, and significant stockholders, or the perception that these sales could occur, could cause the market price of our common stock to decline and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market. The perception that these sales might occur may also cause the market price of our common stock to decline. A substantial portion of our common stock is held by stockholders that acquired their shares prior to the initial public offering of our common stock. We are unable to predict the timing of when such stockholders will sell all or a portion of their common stock or the effect on the market price of our common stock of any such sales. All shares of our common stock are freely tradable, generally without restrictions or further registration under the Securities Act of 1933, as amended, which we refer to as the Securities Act, subject to certain exceptions for shares held by our “affiliates” as defined in Rule 144 under the Securities Act. In addition, the shares issued upon exercise of outstanding stock options or settlement or outstanding RSUs will be available for immediate resale in the United States on the open market.
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
•lawsuits threatened or filed against or by us or against our key personnel, litigation involving our industry, or lawsuits threatened or filed against our users relating to their use of our work marketplace;
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
•increased interest and trading in our stock from retail investors;
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
As of March 31, 2021, our executive officers, directors, 5% or greater stockholders, and affiliated entities together beneficially owned a meaningful portion of our common stock. As a result, these stockholders, acting together, could have substantial influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and might ultimately affect the market price of our common stock.
If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, the price of our common stock and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If industry analysts cease coverage of us or fail to publish reports on us regularly, the trading price and trading volume for our common stock would be negatively affected. As of March 31, 2021, there were six securities analysts that cover us and publish reports on us regularly. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of our common stock would likely decline. If one or more of these analysts cease coverage of us, which has occurred previously, or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.
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
•permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships;
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
Our business depends on the overall demand for labor and on the economic health of current and prospective clients that use our work marketplace. Any significant weakening of the economy in the United States or Europe or of the global economy, including the macroeconomic downturn caused by the COVID-19 pandemic and the resulting increase in unemployment rates, more limited availability of credit, a reduction in business confidence and activity, decreased government spending, economic and political uncertainty, financial turmoil affecting the banking system or financial markets, trade wars and higher tariffs, a more limited market for independent professional service providers or information technology services, shifts away from remote work, and other adverse economic or market conditions may adversely impact our business and operating results. Global economic and political events or uncertainty, including the current geopolitical uncertainty in Russia and Ukraine, may cause some of our current or potential users to curtail their use of our work marketplace, and may ultimately result in new regulatory and cost challenges to our operations. In addition, small- and medium-sized businesses have been disproportionately impacted by the macroeconomic downturn caused by the COVID-19 pandemic, some of which have reduced their spend on our work marketplace. These adverse conditions have resulted, and may continue to result, in reductions in revenue, increased operating expenses, longer sales cycles, and increased competition. There is also risk that when overall global economic conditions are positive, our business could be negatively impacted by a decreased demand for freelancers as businesses utilize more full-time employees relative to their use of independent contractors. We cannot predict the timing, strength, or duration of any economic slowdown, including the macroeconomic downturn caused by the COVID-19 pandemic, or any subsequent recovery generally. If the conditions in the general economy deteriorate, as a result of the COVID-19 pandemic or otherwise, our business, financial condition, and operating results could be adversely affected.
We may be adversely affected by natural disasters and other catastrophic events, including the current COVID-19 pandemic, by man-made problems such as terrorism, or failures of technology, that could disrupt our business operations and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
A significant natural disaster, such as an earthquake, blizzard, hurricane, fire, flood, or other catastrophic event, such as a power loss or telecommunications failure, or other technological failure resulting in the permanent destruction of data, could have a material adverse impact on our business, financial condition, and operating results. In the event of natural disaster or other catastrophic event, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our work marketplace, lengthy interruptions in service, security breaches, and loss of critical data, all of which could have an adverse effect on our operating results. Certain of our departments are situated primarily in one geographical area and any natural disaster or catastrophic event to such area or the surrounding communities where our employees live may impact productivity or revenue generating activities by employees based in that office. Our corporate headquarters and many key personnel are located in the San Francisco Bay Area, a region known for seismic activity and catastrophic fires. In addition, natural disasters and other catastrophic events could affect our partners’ ability to perform services for users on a timely basis. In the event any such partners’ information technology systems or service abilities are hindered by any of the events discussed above, our ability to provide our work marketplace and other services may be impaired, resulting in missing financial targets for a particular quarter or year, or longer period. Further, if a natural disaster or other catastrophic event occurs in a region from which we derive a significant portion of our revenue, users in that region may delay or forego use of our work marketplace or other services, which may adversely impact our operating results. In addition, acts of terrorism, civil disorder, public health pandemics (including the COVID-19 pandemic), or military conflict could cause disruptions in our business or the business and activity of our partners, users, or the economy as a whole. These disruptions may be more severe than in the case of natural disasters. All of the aforementioned risks may be exacerbated if our or our partners’ business continuity and disaster recovery plans prove to be inadequate. To the extent that any of the above results in delays or reductions in platform availability, activities or other services, our business, financial condition, and operating results would be adversely affected.
We may be adversely affected by the withdrawal of the United Kingdom from the EU Single Market and Customs Union.
In January 2020, the United Kingdom formally withdrew from the EU, which we refer to as Brexit. Upon its withdrawal, pursuant to an agreement reached between the United Kingdom and the EU, a transition period came into effect which ended on December 31, 2020, from which time the United Kingdom withdrew from the EU Single Market and Customs Union. On December 24, 2020, the EU and the United Kingdom agreed the terms of a trade and cooperation agreement which sets out the terms of their future relationship, which we refer to as the Trade Agreement. The Trade Agreement has been approved by the UK Parliament, and applies provisionally until the end of April 2021, until the European Parliament approves the Trade Agreement. The Trade Agreement offers United Kingdom and EU businesses preferential access to each other’s markets, ensuring imported goods will be free of tariffs and quotas. However, economic relations between the United Kingdom and the EU will now be on more restricted terms than before and there remains uncertainty around the post-Brexit regulatory environment, as the provisions of the Trade Agreement do not cover the services sector. This uncertainty could cause significant economic disruption and further depress consumer confidence and the economy of the United Kingdom. Our results of operations derived from revenue earned from clients and freelancers in the United Kingdom may be adversely affected by such uncertainty. Brexit could also contribute to instability in global financial and foreign exchange markets, including volatility in the value of the Euro and the British Pound, which are currencies in which we transact business. In addition, we could be adversely impacted by changes in trade policies, labor, tax or other laws and regulations, and intellectual property rights and supply chain logistics. All or any one of these factors could adversely affect our business, revenue, financial condition, and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 6. Exhibits.

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1	Stock Option Agreement, dated January 18, 2021, by and between Upwork Inc. and Hayden Brown.					X
10.2	Fifth Amendment to Loan and Security Agreement, dated February 8, 2021, by and between Upwork Inc. and Silicon Valley Bank.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
_________________________
* The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

UPWORK INC.

Date: May 4, 2021	By:	/s/ Hayden Brown
Hayden Brown
President and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2021	By:	/s/ Jeff McCombs
Jeff McCombs
Chief Financial Officer (Principal Financial and Accounting Officer)