Form 10-Q
period 2021-06-30
UPWORK, INC
filed 2021-07-29
CIK 1627475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of June 30, 2021, there were 127,616,789 shares of the registrant’s common stock outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
UPWORK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$131,448	$94,081
Marketable securities	40,990	75,570
Funds held in escrow, including funds in transit	165,082	135,042
Trade and client receivables – net of allowance of $1,886 and $1,661 as of June 30, 2021 and December 31, 2020, respectively	62,232	47,018
Prepaid expenses and other current assets	12,526	9,090
Total current assets	412,278	360,801
Property and equipment, net	23,683	28,139
Goodwill	118,219	118,219
Intangible assets, net	—	667
Operating lease asset	13,674	19,729
Other assets, noncurrent	1,406	1,672
Total assets	$569,260	$529,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,625	$6,455
Escrow funds payable	165,082	135,042
Debt, current	6,344	7,581
Accrued expenses and other current liabilities	33,211	32,868
Deferred revenue	19,164	16,801
Total current liabilities	232,426	198,747
Debt, noncurrent	633	3,142
Operating lease liability, noncurrent	18,757	20,506
Other liabilities, noncurrent	8,916	7,522
Total liabilities	260,732	229,917
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.0001 par value; 490,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 127,616,789 and 124,795,222 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	13	12
Additional paid-in capital	527,712	494,122
Accumulated deficit	(219,197)	(194,824)
Total stockholders’ equity	308,528	299,310
Total liabilities and stockholders’ equity	$569,260	$529,227
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$124,181	$87,531	$237,800	$170,727
Cost of revenue	33,083	25,408	63,524	48,893
Gross profit	91,098	62,123	174,276	121,834
Operating expenses
Research and development	28,124	20,547	54,737	39,895
Sales and marketing	45,817	34,440	85,421	65,118
General and administrative	32,355	17,102	55,886	34,926
Provision for transaction losses	1,197	1,018	2,324	1,930
Total operating expenses	107,493	73,107	198,368	141,869
Loss from operations	(16,395)	(10,984)	(24,092)	(20,035)
Interest expense	110	258	309	488
Other (income) expense, net	17	(248)	(61)	483
Loss before income taxes	(16,522)	(10,994)	(24,340)	(21,006)
Income tax provision	(16)	(30)	(33)	(39)
Net loss	$(16,538)	$(11,024)	$(24,373)	$(21,045)

Net loss per share, basic and diluted	$(0.13)	$(0.09)	$(0.19)	$(0.18)
Weighted-average shares used to compute net loss per share, basic and diluted	126,742	116,524	126,011	115,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

Three Months Ended June 30, 2021	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of March 31, 2021	125,962,107	$13	$508,147	$(202,659)	$305,501
Issuance of common stock upon exercise of stock options	926,721	—	3,130	—	3,130
Stock-based compensation expense	—	—	13,562	—	13,562
Issuance of common stock for settlement of RSUs	492,503	—	—	—	—
Tides Foundation common stock warrant expense and other	—	—	185	—	185
Issuance of common stock in connection with employee stock purchase plan	235,458	—	2,688	—	2,688
Net loss	—	—	—	(16,538)	(16,538)
Balances as of June 30, 2021	127,616,789	$13	$527,712	$(219,197)	$308,528

Three Months Ended June 30, 2020	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of March 31, 2020	114,866,938	$11	$440,703	$(181,978)	$258,736
Issuance of common stock upon exercise of stock options	3,697,663	1	12,844	—	12,845
Stock-based compensation expense	—	—	6,866	—	6,866
Issuance of common stock for settlement of RSUs	438,849	—	—	—	—
Tides Foundation common stock warrant expense and other	—	—	59	—	59
Issuance of common stock in connection with employee stock purchase plan	264,244	—	2,661	—	2,661
Net loss	—	—	—	(11,024)	(11,024)
Balances as of June 30, 2020	119,267,694	$12	$463,133	$(193,002)	$270,143

Six Months Ended June 30, 2021	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2020	124,795,222	$12	$494,122	$(194,824)	$299,310
Issuance of common stock upon exercise of stock options	1,675,117	1	5,726	—	5,727
Stock-based compensation expense	—	—	24,826	—	24,826
Issuance of common stock for settlement of RSUs	910,992	—	—	—	—
Tides Foundation common stock warrant expense and other	—	—	350	—	350
Issuance of common stock in connection with employee stock purchase plan	235,458	—	2,688	—	2,688
Net loss	—	—	—	(24,373)	(24,373)
Balances as of June 30, 2021	127,616,789	$13	$527,712	$(219,197)	$308,528

Six Months Ended June 30, 2020	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balances as of December 31, 2019	113,604,398	$11	$431,370	$(171,957)	$259,424
Issuance of common stock upon exercise of stock options	4,647,550	1	16,009	—	16,010
Stock-based compensation expense	—	—	12,193	—	12,193
Issuance of common stock for settlement of RSUs	751,502	—	—	—	—
Tides Foundation common stock warrant expense and other	—	—	900	—	900
Issuance of common stock in connection with employee stock purchase plan	264,244	—	2,661	—	2,661
Net loss	—	—	—	(21,045)	(21,045)
Balances as of June 30, 2020	119,267,694	$12	$463,133	$(193,002)	$270,143
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,373)	$(21,045)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for transaction losses	1,907	1,606
Depreciation and amortization	5,748	4,786
Amortization of debt issuance costs	39	26
Amortization of premium (discount) on purchases of marketable securities, net	22	(257)
Amortization of operating lease asset	1,774	1,945
Tides Foundation common stock warrant expense	375	376
Stock-based compensation expense	24,760	12,671
Impairment expense	7,389	—
Changes in operating assets and liabilities:
Trade and client receivables	(16,835)	(4,773)
Prepaid expenses and other assets	(2,871)	(968)
Operating lease liability	(861)	(925)
Accounts payable	2,168	4,403
Accrued expenses and other liabilities	(273)	7,232
Deferred revenue	3,451	1,585
Net cash provided by operating activities	2,420	6,662
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(29,967)	(47,748)
Proceeds from maturities of marketable securities	64,500	64,000
Purchases of property and equipment	(334)	(5,627)
Internal-use software and platform development costs	(3,581)	(3,559)
Net cash provided by investing activities	30,618	7,066
CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in escrow funds payable	30,040	20,832
Proceeds from exercises of stock options	5,727	16,010
Proceeds from borrowings on debt	—	18,000
Repayment of debt	(3,786)	(21,786)
Proceeds from employee stock purchase plan	2,688	2,661
Net cash provided by financing activities	34,669	35,717
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	67,707	49,445
Cash, cash equivalents, and restricted cash—beginning of period	232,463	159,603
Cash, cash equivalents, and restricted cash—end of period	$300,170	$209,048
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$283	$499
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
Property and equipment purchased but not yet paid	$39	$478
Internal-use software and platform development costs incurred but not yet paid	$36	$170

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
The Company shifted to a flexible work model for its workforce and is evaluating its current need for office space. During the three months ended June 30, 2021, the Company executed a sub-sublease agreement to sublease the entirety of its former headquarters in Santa Clara, California. As a result, during the three months ended June 30, 2021, the Company incurred an impairment charge of $7.4 million related to the associated operating lease asset and property and equipment. The Company may determine to either close or sublease certain of its other offices, either of which may result in further impairment charges. See Note 5 for additional information regarding this impairment.

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
Recent Accounting Pronouncements Not Yet Adopted
The Company has reviewed all accounting pronouncements issued during the six months ended June 30, 2021 and concluded they were either not applicable or not expected to have a material impact on the Company’s condensed consolidated financial statements.
Note 3—Revenue
Disaggregation of Revenue
See “Note 9—Segment and Geographical Information” for the Company’s revenue disaggregated by type of service and geographic area.
Remaining Performance Obligations
As of June 30, 2021, the Company had approximately $24.4 million of remaining performance obligations. The Company’s remaining performance obligations consist of transaction price that has been allocated to unexercised material rights related to the Company’s arrangements with freelancers subject to tiered service fees, subscriptions, memberships, “Connects” (virtual tokens that allow freelancers to bid on projects on the Company’s platform), and certain incentive payments made to the Company by payment processors. As of June 30, 2021, the Company expects to recognize approximately $19.2 million over the next 12 months, with the remaining balance recognized thereafter.
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
Contract Balances
The following table provides information about the balances of the Company’s trade and client receivables, net of allowance and contract liabilities included in deferred revenue and other liabilities, noncurrent (in thousands):

	June 30, 2021	December 31, 2020
Trade and client receivables, net of allowance	$62,232	$47,018
Contract liabilities
Deferred revenue	19,164	16,801
Deferred revenue (component of other liabilities, noncurrent)	5,265	4,177
During the three and six months ended June 30, 2021, changes in the contract liabilities balances were a result of normal business activity and deferral, and subsequent recognition, of revenue related to arrangements with freelancers subject to tiered service fees and related allocation of transaction price to material rights.
Revenue recognized during the three and six months ended June 30, 2021 that was included in deferred revenue as of March 31, 2021 and December 31, 2020 was $6.1 million and $9.6 million, respectively. Revenue recognized during the three and six months ended June 30, 2020 that was included in deferred revenue as of March 31, 2020 and December 31, 2019 was $4.9 million and $8.0 million, respectively.

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
The Company’s financial instruments that are carried at fair value consist of Level I and Level II assets as of June 30, 2021 and December 31, 2020. The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	June 30, 2021
	Level I	Level II	Level III	Total
Cash equivalents
Money market funds	$119,806	$—	$—	$119,806
Marketable securities
Commercial paper	—	35,983	—	35,983
U.S. government securities	5,007	—	—	5,007
Total financial assets	$124,813	$35,983	$—	$160,796

	December 31, 2020
	Level I	Level II	Level III	Total
Cash equivalents
Money market funds	$65,723	$—	$—	$65,723
Commercial paper	—	5,999	—	5,999
Marketable securities
Commercial paper	—	50,965	—	50,965
Treasury Bills	4,499	—	—	4,499
U.S. government securities	20,106	—	—	20,106
Total financial assets	$90,328	$56,964	$—	$147,292

For each of the three and six months ended June 30, 2021 and 2020, the gross unrealized gains and losses on the Company’s marketable securities were immaterial. As of June 30, 2021 and 2020, the Company considered any decreases in market value to be temporary in nature and did not consider any of the Company’s marketable securities to be other-than-temporarily impaired. As such, the Company did not record any impairment charges with respect to its marketable securities during each of the three and six months ended June 30, 2021 and 2020.
As of June 30, 2021 and December 31, 2020, the Company had debt obligations outstanding of $7.0 million and $10.8 million, respectively, under the Company’s Loan and Security Agreement, as amended, which is referred to as the Loan Agreement. As of June 30, 2021, the carrying value approximated fair value as borrowings under the Loan Agreement bore interest at variable rates, and the Company believes its credit risk quality is consistent with when the debt was originated. The Company considered the balances outstanding under the Loan Agreement to be Level II liabilities as of June 30, 2021 and December 31, 2020. See Note 7.
Note 5—Balance Sheet Components
Cash and Cash Equivalents, Restricted Cash, and Funds Held In Escrow, Including Funds In Transit
The following table reconciles cash and cash equivalents, restricted cash, and funds held in escrow that are restricted as reported in the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$131,448	$94,081
Restricted cash	3,640	3,340
Funds held in escrow, including funds in transit	165,082	135,042
Total cash, cash equivalents, and restricted cash as shown in the condensed consolidated statement of cash flows	$300,170	$232,463
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Computer equipment and software	$5,052	$4,819
Internal-use software and platform development	24,126	20,727
Leasehold improvements	11,704	14,613
Office furniture and fixtures	3,239	3,354
Total property and equipment	44,121	43,513
Less: accumulated depreciation	(20,438)	(15,374)
Property and equipment, net	$23,683	$28,139
For the three months ended June 30, 2021 and 2020, depreciation expense related to property and equipment was $1.0 million and $0.8 million, respectively. For the six months ended June 30, 2021 and 2020, depreciation expense related to property and equipment was $2.0 million and $1.5 million, respectively.
For the three months ended June 30, 2021 and 2020, the Company capitalized $1.3 million and $1.7 million of internal-use software and platform development costs, respectively. For the six months ended June 30, 2021 and 2020, the Company capitalized $3.4 million and $3.3 million of internal-use software and platform development costs, respectively.
For the three months ended June 30, 2021 and 2020, amortization expense related to the capitalized internal-use software and platform development costs was $1.6 million and $1.1 million, respectively. For the six months ended June 30, 2021 and 2020, amortization expense related to the capitalized internal-use software and platform development costs was $3.1 million and $2.0 million, respectively.
The Company shifted to a flexible work model for its workforce and is evaluating its current need for office space. In April 2021, the Company executed a sub-sublease agreement to sublease the entirety of its former headquarters in Santa Clara, California. The sub-sublease agreement became effective in May 2021 upon receipt of the consent of the Company’s landlord and master lessor. The term of the sub-sublease commenced on June 1, 2021 and expires on

May 31, 2024 unless terminated earlier in accordance therewith. Rent payments begin on January 1, 2022 and approximate $0.1 million per month. Rent payments will be recorded within general and administrative expenses within the Company’s condensed consolidated statements of operations. Neither party has the option to renew or extend the sub-sublease agreement.
Under the sub-sublease agreement, the Company is not relieved of its original obligation with the master lessor that expires on October 15, 2028. The Company determined the sub-sublease agreement is an operating lease, which is consistent with the classification of the original sublease with the master lessor. As a result of the execution of the sub-sublease agreement, the Company determined that indicators of impairment existed with respect to the asset group that consisted of the Santa Clara office operating lease asset and associated leasehold improvements, furniture and fixtures, and hardware. Accordingly, the Company conducted an impairment test to assess whether the fair value of the asset group was lower than its carrying value. The results of the impairment test indicated that the fair value of the asset group was lower than its carrying value. The Company determined the fair value of the asset group using the discounted cash flow method. The assumptions used in the discounted cash flow analysis included projected sublease income over the remaining term of the original sublease with the master lessor, expected downtime prior to the commencement of future subleases, and a discount rate the Company believes reflects the level of risk associated with these future cash flows. The Company considers these assumptions to be Level III inputs in accordance with the fair value hierarchy described in Note 4.
During the three months ended June 30, 2021, the Company recorded an impairment charge of $7.4 million, of which $4.3 million was allocated to the Santa Clara office operating lease asset, $2.9 million was allocated to the associated leasehold improvements, and $0.2 million was allocated to the associated furniture and fixtures and hardware. The Company recorded this impairment charge within general and administrative expenses within its condensed consolidated statement of operations for the three and six months ended June 30, 2021.
Intangible Assets, Net
All of the Company’s identifiable intangible assets were fully amortized as of March 31, 2021. For the three months ended June 30, 2020, amortization expense of intangible assets was $0.7 million. For the six months ended June 30, 2021 and 2020, amortization expense of intangible assets was $0.7 million and $1.3 million, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued compensation and related benefits	$12,100	$14,007
Accrued freelancer costs	1,141	1,235
Accrued indirect taxes	3,037	3,818
Accrued vendor expenses	9,921	8,662
Accrued payment processing fees	2,079	1,219
Operating lease liability, current	4,613	3,725
Other	320	202
Total accrued expenses and other current liabilities	$33,211	$32,868
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
For the three and six months ended June 30, 2021, the Company recorded stock-based compensation expense of $2.8 million and $5.3 million, respectively, related to the CEO Award. As of June 30, 2021, total unrecognized stock-based compensation cost was $23.5 million, which is expected to be recognized over a weighted-average period of 2.2 years.
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
During the three and six months ended June 30, 2021, the Company recorded stock-based compensation expense of $0.9 million and $1.3 million related to the PSU Awards. As of June 30, 2021, total unrecognized stock-based compensation cost was $4.9 million, which is expected to be recognized over a weighted-average period of 2.0 years.

Note 6—Commitments and Contingencies
Letters of Credit
In conjunction with the Company’s operating lease agreements, as of June 30, 2021 and December 31, 2020, the Company had three irrevocable letters of credit outstanding in the aggregate amounts of $0.8 million and $1.0 million, respectively. The letters of credit are collateralized by restricted cash in the same amount. No amounts had been drawn against these letters of credit as of June 30, 2021 and December 31, 2020.
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
As of June 30, 2021 and December 31, 2020, the Company was not a party to any material legal proceedings or claims, nor is the Company aware of any pending or threatened litigation or claims, including non-income tax matters, that could reasonably be expected to have a material adverse effect on its business, operating results, cash flows, or financial condition. Accordingly, the amounts accrued for contingencies for which the Company believes a loss is probable were not material as of June 30, 2021 and December 31, 2020.
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

Note 7—Debt
The following table presents the carrying value of the Company’s debt obligations as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
First Term Loan—18 months of interest-only payments ended in March 2019 followed by 36 equal monthly installments of principal plus interest, maturing March 2022; interest at prime plus 0.25% per annum	$3,750	$6,250
Second Term Loan—17 months of interest-only payments ended in March 2019 followed by 42 equal monthly installments of principal plus interest, maturing September 2022; interest at prime plus 0.25% per annum	3,214	4,500
Total debt	6,964	10,750
Add (less): unamortized debt issuance and other costs, net	13	(27)
Balance	6,977	10,723
Debt, current	(6,344)	(7,581)
Debt, noncurrent	$633	$3,142
Weighted-average interest rate	5.10%	5.64%
Under the Loan Agreement, the aggregate amount of the facility is up to $49.0 million, consisting of a term loan in the original principal amount of $15.0 million, which is referred to as the First Term Loan, a term loan in the original principal amount of $9.0 million, which is referred to as the Second Term Loan, and, together with the First Term Loan, as the Term Loans, and a revolving line of credit, which permits borrowings of up to $25.0 million subject to customary conditions. The Company has granted its lender first-priority liens against substantially all of its assets, as collateral, excluding the Company’s intellectual property (but including proceeds therefrom) and the funds and assets held by the Company’s subsidiary, Upwork Escrow Inc. The Company has also agreed to a negative pledge on its intellectual property. The Loan Agreement also requires that the Company maintain an adjusted quick ratio of 1.75. The Loan Agreement also includes a restrictive covenant on dividend payments other than dividends paid solely in common stock. The Company was in compliance with its covenants under the Loan Agreement as of June 30, 2021 and December 31, 2020.
During the three and six months ended June 30, 2021, the Company repaid $1.3 million and $2.5 million related to the First Term Loan, respectively, and $0.6 million and $1.3 million related to the Second Term Loan, respectively. During the three and six months ended June 30, 2020, the Company repaid $1.3 million and $2.5 million related to the First Term Loan, respectively, and $0.6 million and $1.3 million related to the Second Term Loan, respectively. As of June 30, 2021 and December 31, 2020, no amounts were outstanding on the Company’s revolving line of credit.

Note 8—Net Loss per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(16,538)	$(11,024)	$(24,373)	$(21,045)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	126,742,452	116,523,570	126,010,689	115,321,264

Net loss per share, basic and diluted	$(0.13)	$(0.09)	$(0.19)	$(0.18)
The following potentially dilutive shares were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	As of June 30,
	2021	2020
Options to purchase common stock	4,636,338	9,878,333
Common stock issuable upon exercise of common stock warrants	400,000	450,000
Common stock issuable upon vesting of restricted stock units	5,066,960	6,191,541
Common stock issuable in connection with employee stock purchase plan	287,448	964,974
Total	10,390,746	17,484,848
Note 9—Segment and Geographical Information
The Company operates as one operating and reportable segment for purposes of allocating resources and evaluating financial performance.
The following table sets forth total revenue by type of service for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Marketplace	$114,460	$78,464	$219,130	$153,246
Managed services	9,721	9,067	18,670	17,481
Total revenue	$124,181	$87,531	$237,800	$170,727

The Company generates its revenue from freelancers and clients. The following table sets forth total revenue by geographic area based on the billing address of its freelancers and clients for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Freelancers
United States	$18,764	$14,300	$36,879	$28,297
India	10,734	7,879	20,321	15,352
Philippines	7,993	5,304	15,066	10,441
Rest of world	36,377	25,833	70,066	50,188
Total freelancers	73,868	53,316	142,332	104,278
Clients
United States	37,353	24,354	70,614	47,313
Rest of world	12,960	9,861	24,854	19,136
Total clients	50,313	34,215	95,468	66,449
Total revenue	$124,181	$87,531	$237,800	$170,727
Substantially all of the Company’s long-lived assets were located in the United States as of June 30, 2021 and December 31, 2020.

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
Impact of the COVID-19 Pandemic on Our Business
The COVID-19 pandemic and the resulting restrictions intended to prevent its spread have accelerated the secular shift toward remote and independent work. We derive a substantial portion of our GSV and revenue from small- and medium-sized businesses, but we continue to see businesses of all sizes use our work marketplace in a recurring way for larger, more complex projects. We expect our business to continue to grow over time, and while we have not incurred significant disruptions to our business thus far from the COVID-19 pandemic, we continue to monitor the potential impact it could have on our business as well as various uncertainties, which include, but are not limited to, the duration of the pandemic, its effect on the economy, its impact on our users, including their demand for talent on our work marketplace as the pandemic subsides, and other factors identified in Part II, Item 1A “Risk Factors” in this Quarterly Report, including the risk factor titled “Our business experienced, and may again experience, an adverse impact from the ongoing COVID-19 pandemic. In addition, users may reduce their use of our work marketplace as the pandemic continues to subside and the restrictions intended to prevent its spread are relaxed or lifted.”
Key Financial and Operational Metrics
As of and for the three and six months ended June 30, 2021, our key financial and operating metrics are as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2021	2020		2021	2020

	(in thousands, except percentages)
GSV	$875,806	$581,950	50%	$1,662,583	$1,141,444	46%
Marketplace revenue	$114,460	$78,464	46%	$219,130	$153,246	43%
Marketplace take rate	13.2%	13.7%	(0.5)%	13.3%	13.6%	(0.3)%
Net loss	$(16,538)	$(11,024)	(50)%	$(24,373)	$(21,045)	(16)%
Adjusted EBITDA[1]	$7,269	$(1,184)	714%	$14,180	$(2,202)	744%

1 Adjusted EBITDA is not prepared in accordance with, and is not an alternative to, financial measures prepared in accordance with U.S. GAAP. See “Key Financial and Operational Metrics—Non-GAAP Financial Measures” below for a definition of adjusted EBITDA and for information regarding our use of adjusted EBITDA and a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure prepared under U.S. GAAP.

	As of June 30,		% Change
	2021	2020

	(active and core clients are in thousands)
Active clients	725	570	27%
GSV per active client	$4,198	$3,897	8%
Core clients	162	133	21%
Client spend retention	114%	100%	14%
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
In order to provide better insight into our business and a better understanding of its performance, on a quarterly basis, we will report the number of active clients and GSV per active client and will no longer be reporting core clients and client spend retention as operating metrics following this filing. We believe active clients and GSV per active client provide more relevant insight into our current business performance and align with how management views the business.
Gross Services Volume (GSV)
GSV includes both client spend and additional fees charged for other services. Client spend, which we define as the total amount that clients spend on both our marketplace offerings and our managed services offering, is the primary component of GSV. GSV is an important metric because it represents the amount of business transacted through our work marketplace.
Active Clients and GSV per Active Client
We define an active client as a client that has had spend activity on our work marketplace during the 12 months preceding the date of measurement. GSV per active client is calculated by dividing total GSV during the four quarters ended on the date of measurement by the number of active clients at the date of measurement. We believe that the number of active clients and GSV per active client are indicators of the growth and overall health of our business. The number of active clients is a primary driver of GSV and, therefore, marketplace revenue.
Marketplace Revenue
Marketplace revenue, which represents the majority of our revenue, is the primary driver of our business and provides comparability to other online marketplaces. Marketplace revenue is generated from our Upwork Basic, Plus, and Enterprise and other premium offerings and is primarily comprised of both the service fees paid by freelancers as a percentage of the total amount that freelancers charge clients for services accessed through our work marketplace and, to a lesser extent, payment processing and administration fees paid by clients.
Marketplace Take Rate
Marketplace take rate measures the correlation between marketplace revenue and GSV from our marketplace offerings and is a key indicator of how well we monetize spend from our Upwork Basic, Plus, and Enterprise and other premium offerings on our work marketplace. Marketplace take rate is calculated by dividing marketplace revenue by GSV from our marketplace offerings.
Core Clients
We define a core client as a client that has spent at least $5,000 in the aggregate since it began using our work marketplace and had spend activity on our work marketplace during the 12 months preceding the date of measurement. In order to provide more relevant insight into our current business performance and align with how management views the business, we will no longer report the number of core clients and will instead report the number of active clients in our future filings.
Client Spend Retention
We calculate client spend retention by dividing our recurring client spend by our base client spend. We define base client spend as the aggregate client spend from all clients during the four quarters ended one year prior to the date of measurement. We define our recurring client spend as the aggregate client spend during the four quarters ended on the date of measurement from the same clients included in our measure of base client spend. In order to provide more relevant insight into our current business performance and align with how management views the business, we will no longer report client spend retention and will instead report GSV per active client in our future filings.
Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. GAAP, adjusted EBITDA is a non-GAAP measure that we believe is useful in evaluating our operating performance.
We define adjusted EBITDA as net income (loss) adjusted for stock-based compensation expense, depreciation and amortization, interest expense, other (income) expense, net, income tax (benefit) provision, and, if applicable, other non-cash transactions. For the three and six months ended June 30, 2021, other non-cash transactions included an impairment charge of $7.4 million related to certain of our operating lease assets and associated property and equipment. Adjusted EBITDA is not prepared in accordance with, and is not an alternative to, financial measures prepared in accordance with U.S. GAAP.
The following table presents a reconciliation of net loss, the most directly comparable financial measure prepared in accordance with U.S. GAAP, to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Loss	$(16,538)	$(11,024)	$(24,373)	$(21,045)
Add back (deduct):
Stock-based compensation expense	13,534	7,134	24,760	12,671
Depreciation and amortization	2,554	2,478	5,748	4,786
Interest expense	110	258	309	488
Other (income) expense, net	17	(248)	(61)	483
Income tax provision	16	30	33	39
Tides Foundation common stock warrant expense	187	188	375	376
Impairment expense	7,389	—	7,389	—
Adjusted EBITDA	$7,269	$(1,184)	$14,180	$(2,202)
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
Components of Our Results of Operations
Marketplace Revenue. Marketplace revenue represents the majority of our revenue and is generated from our Upwork Basic, Plus, and Enterprise and other premium offerings. Under these marketplace offerings, we generate revenue from both freelancers and clients.
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
Cost of Revenue. Cost of revenue consists primarily of the cost of payment processing fees, amounts paid to freelancers to deliver services for clients under our managed services offering, personnel-related costs for our services and support personnel, third-party hosting fees, and the amortization expense associated with capitalized internal-use software and platform development costs. We define personnel-related costs as salaries, bonuses, benefits, travel and entertainment, and stock-based compensation costs for employees and the costs related to other service providers we engage.
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
General and Administrative. General and administrative expense consists primarily of personnel-related costs for our executive, finance, legal, human resources, corporate development, and operations functions; outside consulting, legal, and accounting services; impairment expense; and insurance.
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
Results of Operations
The following table sets forth our condensed consolidated results of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Marketplace	$114,460	$78,464	$219,130	$153,246
Managed services	9,721	9,067	18,670	17,481
Total revenue	124,181	87,531	237,800	170,727
Cost of revenue(1)	33,083	25,408	63,524	48,893
Gross profit	91,098	62,123	174,276	121,834
Operating expenses
Research and development(1)	28,124	20,547	54,737	39,895
Sales and marketing(1)	45,817	34,440	85,421	65,118
General and administrative(1)	32,355	17,102	55,886	34,926
Provision for transaction losses	1,197	1,018	2,324	1,930
Total operating expenses	107,493	73,107	198,368	141,869
Loss from operations	(16,395)	(10,984)	(24,092)	(20,035)
Interest expense	110	258	309	488
Other (income) expense, net	17	(248)	(61)	483
Loss before income taxes	(16,522)	(10,994)	(24,340)	(21,006)
Income tax provision	(16)	(30)	(33)	(39)
Net loss	$(16,538)	$(11,024)	$(24,373)	$(21,045)
(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$179	$202	$380	$376
Research and development	3,988	2,769	7,285	4,719
Sales and marketing	1,613	1,312	2,891	2,240
General and administrative	7,754	2,851	14,204	5,336
Total stock-based compensation	$13,534	$7,134	$24,760	$12,671

Comparison of the Three and Six Months Ended June 30, 2021 and 2020
Revenue

(in thousands, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change		2021	2020	Change
Marketplace	$114,460	$78,464	$35,996	46%	$219,130	$153,246	$65,884	43%
Percentage of total revenue	92%	90%			92%	90%
Managed services	$9,721	$9,067	654	7%	$18,670	$17,481	1,189	7%
Percentage of total revenue	8%	10%			8%	10%
Total revenue	$124,181	$87,531	$36,650	42%	$237,800	$170,727	$67,073	39%
In the second quarter of 2021, we experienced strong client acquisition as we continue to execute on our strategic initiatives, including prioritizing our advertising efforts to reach new and existing clients seeking to engage with independent talent, investing in marketing to accelerate the acquisition of new clients and drive brand awareness, and investing in research and development to build new product features. Strong client acquisition in the second quarter, as well as in the preceding three quarters, contributed to the increase in active clients of 27% and contributed to the growth of GSV and marketplace revenue. For the three and six months ended June 30, 2021, GSV increased 50% and 46%, respectively, as compared to the same periods in 2020. Marketplace revenue was fueled by client spend, which for the three and six months ended June 30, 2021, drove increases in freelancer service fees of 44% and 43%, respectively, as compared to the same periods in 2020, and client payment processing and administrative fees of 50% and 46%, respectively, as compared to the same periods in 2020.
Marketplace revenue grew more slowly than GSV from our marketplace offerings, and for the three and six months ended June 30, 2021, our marketplace take rate was 13.2% and 13.3%, respectively, as compared to 13.7% and 13.6%, respectively, for the same periods in 2020. This trend was the result of a few factors. In particular, we have seen the initial client cohorts following the start of the COVID-19 pandemic mature into higher value clients and continue to increase their spend with particular freelancers, which resulted in a higher mix of freelancers at the lower rates of our tiered service fee structure. Additionally, in the fourth quarter of 2020, to drive GSV, we increased the number of free “Connects” (virtual tokens that allow freelancers to bid on projects on the Company’s platform) issued to freelancers, which drove revenue and GSV, but resulted in slightly lower revenue as a percentage of GSV during the three and six months ended June 30, 2021. We anticipate these trends to continue in the near term.
For the three and six months ended June 30, 2021, managed services revenue grew at a slower rate than our marketplace revenue, and we anticipate this trend will continue as we primarily focus on increasing client usage of and spend on our marketplace offerings.
Cost of Revenue and Gross Margin

(in thousands, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change		2021	2020	Change
Cost of revenue	$33,083	$25,408	$7,675	30%	$63,524	$48,893	$14,631	30%
Components of cost of revenue:
Cost of freelancer services to deliver managed services	7,796	7,272	524	7%	15,003	14,234	769	5%
Other components of cost of revenue	25,287	18,136	7,151	39%	48,521	34,659	13,862	40%
Total gross margin	73%	71%			73%	71%
For the three and six months ended June 30, 2021, cost of revenue increased primarily as a result of increases in payment processing fees of $6.4 million and $11.3 million, respectively, as compared to the same periods in 2020, primarily due to increased client spend. Additionally, for the six months ended June 30, 2021, third-party hosting costs increased $1.1 million and personnel-related costs increased $0.9 million, as compared to the same period in 2020.
We expect cost of revenue to increase in absolute dollars in future periods as we continue to support growth on our work marketplace. Amounts paid to freelancers in connection with our managed services offering are tied to the volume of managed services used by our clients. The level and timing of these items could fluctuate and affect our cost of revenue in the future. Because our managed services revenue and marketplace revenue grow at different rates, we expect gross profit to increase in absolute dollars in future periods, although gross margin, expressed as a percentage of total revenue, may vary from period to period.
Research and Development

(in thousands, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change		2021	2020	Change
Research and development	$28,124	$20,547	$7,577	37%	$54,737	$39,895	$14,842	37%
Percentage of total revenue	23%	23%			23%	23%
For the three and six months ended June 30, 2021, research and development expense increased due to our ongoing and significant investments to build new product features and launch new offerings. Specifically, investments we made to increase the size of our research and development workforce resulted in increases in personnel-related costs of $5.4 million and $11.2 million, respectively, as compared to the same periods in 2020, as well as increases in software licenses and other costs of $0.8 million and $1.0 million, respectively, and outside consulting costs of $0.4 million and $0.9 million, respectively.
We believe continued investments in research and development are important to attain our strategic objectives, and we expect research and development expense to increase in absolute dollars in future periods, although this expense, expressed as a percentage of total revenue, may vary from period to period.
Sales and Marketing

(in thousands, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change		2021	2020	Change
Sales and marketing	$45,817	$34,440	$11,377	33%	$85,421	$65,118	$20,303	31%
Percentage of total revenue	37%	39%			36%	38%
For the three and six months ended June 30, 2021, sales and marketing expense increased due to increases in marketing and brand awareness campaigns of $9.5 million and $16.5 million, respectively, as compared to the same periods in 2020, as well as increases in personnel-related costs of $1.1 million and $3.4 million, respectively.
In an effort to further our acquisition of, and achieve increased spend from, clients, we will continue to invest in marketing and brand awareness. In particular, we expect to increase our investment in brand marketing beginning in the second half of 2021.
General and Administrative

(in thousands, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change		2021	2020	Change
General and administrative	$32,355	$17,102	$15,253	89%	$55,886	$34,926	$20,960	60%
Percentage of total revenue	26%	20%			24%	20%
For the three and six months ended June 30, 2021, general and administrative expense increased due to increases in personnel-related costs of $7.5 million and $13.0 million, respectively, as compared to the same periods in 2020, primarily because of increased stock-based compensation expense related to executive compensation arrangements. Additionally, in the second quarter of 2021, we incurred an impairment charge of $7.4 million related to certain of our operating lease assets and associated property and equipment.

We expect to continue to invest in corporate infrastructure, including increased stock-based compensation expense related to executive compensation arrangements, legal and accounting costs, insurance premiums, and compliance costs. Additionally, we shifted to a flexible work model for our workforce and are evaluating our current need for office space. As a result, we may determine to either close or sublease certain of our other offices, either of which could result in further impairment charges being recognized in general and administrative expense.
Provision for Transaction Losses

(in thousands, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change		2021	2020	Change
Provision for transaction losses	$1,197	$1,018	$179	18%	$2,324	$1,930	$394	20%
Percentage of total revenue	1%	1%			1%	1%
For the three and six months ended June 30, 2021, provision for transaction losses represented 1% of total revenue. We expect provision for transaction losses to approximate 1% of revenue and to increase proportionally as GSV grows.
Interest Expense and Other (Income) Expense, Net

(in thousands, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change		2021	2020	Change
Interest expense	$110	$258	$(148)	(57)%	$309	$488	$(179)	(37)%
Other (income) expense, net	17	(248)	265	(107)%	(61)	483	(544)	(113)%
For the three and six months ended June 30, 2021, interest expense decreased as a result of lower outstanding principal balances in 2021. For the three and six months ended June 30, 2021, other income, net was driven by net foreign currency transaction gains.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, and amounts available for borrowing under our Loan and Security Agreement, as amended, which we refer to as the Loan Agreement, referred to below under “—Term and Revolving Loans.” Our cash equivalents and marketable securities primarily consist of money market funds, commercial paper, treasury bills, and U.S. government securities. As of June 30, 2021 and December 31, 2020, we had $131.4 million and $94.1 million in cash and cash equivalents, respectively. As of June 30, 2021 and December 31, 2020, we had $41.0 million and $75.6 million in marketable securities, respectively.
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

We also believe that our principal sources of liquidity will allow us to manage the impact of the COVID-19 pandemic on our business operations for the foreseeable future, which could include reductions in revenue and delays in payments from users, as further described below in “Risk Factors—Our business experienced, and may again experience, an adverse impact from the ongoing COVID-19 pandemic. In addition, users may reduce their use of our work marketplace as the pandemic continues to subside and the restrictions intended to prevent its spread are relaxed or lifted.” in Part II, Item 1A in this Quarterly Report. The challenges posed by the COVID-19 pandemic on our business are expected to continue to evolve. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to the COVID-19 pandemic.
Escrow Funding Requirements
As a licensed internet escrow agent, we offer escrow services to users of our work marketplace and, as such, we are required to hold our users’ escrowed cash and in-transit cash in trust as an asset and record a corresponding liability for escrow funds held on behalf of freelancers and clients on our balance sheet. We expect the balances of our funds held in escrow, including funds held in transit, and the related liability to grow as GSV grows and may vary from period to period. Escrow regulations require us to fund the trust with our operating cash to cover shortages due to the timing of cash receipts from clients for completed hourly billings. Freelancers submit their billings for hourly contracts to their clients on a weekly basis every Sunday, and the aggregate amount of such billings is added to escrow funds payable to freelancers on the same day. As of each Sunday of each week, we have not yet collected funds for hourly billings from clients as these funds are in transit. Therefore, in order to satisfy escrow funding requirements, every Sunday we fund the shortage of cash in trust with our own operating cash and typically collect this cash shortage from clients within the next several days. As a result, we expect our total cash and cash flows from operating activities to be impacted when a quarter ends on a Sunday. As of June 30, 2021 and December 31, 2020, funds held in escrow were $165.1 million and $135.0 million, respectively. To the extent we have not yet collected funds for hourly billings from clients which are in transit due to timing differences in receipt of cash from clients and payments of cash to freelancers, we may, from time to time, utilize the revolving line of credit under our Loan Agreement to satisfy escrow funding requirements.
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
Our obligations under the Loan Agreement are secured by first priority liens on substantially all of our assets excluding our intellectual property (but including proceeds therefrom) and the funds and assets held by our subsidiary Upwork Escrow Inc., which we refer to as Upwork Escrow. The Loan Agreement prohibits us from pledging our intellectual property. The Loan Agreement also includes a restriction on dividend payments, other than dividends payable solely in common stock. The Loan Agreement contains affirmative covenants, including a covenant requiring that we maintain an adjusted quick ratio, and also contains certain non-financial covenants. We were in compliance with our covenants under the Loan Agreement as of June 30, 2021 and December 31, 2020.
During the three and six months ended June 30, 2021, we repaid $1.3 million and $2.5 million related to the First Term Loan, respectively, and $0.6 million and $1.3 million related to the Second Term Loan, respectively. During the three and six months ended June 30, 2020, we repaid $1.3 million and $2.5 million related to the First Term Loan, respectively, and $0.6 million and $1.3 million related to the Second Term Loan, respectively. As of June 30, 2021 and December 31, 2020, no amounts were outstanding on our revolving line of credit.

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$2,420	$6,662
Net cash provided by investing activities	30,618	7,066
Net cash provided by financing activities	34,669	35,717
Net increase in cash, cash equivalents, and restricted cash(1)	$67,707	$49,445
(1) Includes increases in funds held in escrow, including funds in transit of $30.0 million and $20.8 million during the six months ended June 30, 2021 and 2020, respectively.
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
For the six months ended June 30, 2021, net cash provided by operating activities was $2.4 million, which resulted from non-cash charges of $42.0 million, offset by a net loss of $24.4 million and net cash outflows of $15.2 million from changes in operating assets and liabilities. The change in operating assets and liabilities primarily resulted from the increase in trade and client receivables of $16.8 million.
For the six months ended June 30, 2020, net cash provided by operating activities was $6.7 million, which resulted from non-cash charges of $21.2 million and net cash inflows of $6.5 million from changes in operating assets and liabilities, partially offset by a net loss of $21.0 million. The change in operating assets and liabilities primarily resulted from the increase in accounts payable of $4.4 million, which was a result of the timing of payments of invoices, and the increase in accrued expenses and other current liabilities of $7.2 million, which was a result of additional accruals related to our ongoing marketing and brand awareness and other efforts, partially offset by a reduction in trade and client receivables of $4.8 million.
Investing Activities
For the six months ended June 30, 2021, net cash provided by investing activities was $30.6 million, which was primarily a result of proceeds from maturities of marketable securities of $64.5 million, offset by investing $30.0 million in various marketable securities, as well as $3.6 million of internal-use software and platform development costs that we paid during the period.
For the six months ended June 30, 2020, net cash provided by investing activities was $7.1 million, which was primarily a result of proceeds from maturities of marketable securities of $64.0 million, partially offset by investing $47.7 million in various marketable securities, as well as $3.6 million of internal-use software and platform development costs that we paid during the period and purchases of property and equipment of $5.6 million primarily for leasehold improvements and furniture related to our office lease in Chicago, Illinois.
Financing Activities
For the six months ended June 30, 2021, net cash provided by financing activities was $34.7 million, which resulted primarily from an increase in escrow funds payable of $30.0 million, cash received from stock option exercises of $5.7 million, and proceeds received from our employee stock purchase plan of $2.7 million, partially offset by repayments of borrowings on debt of $3.8 million.

For the six months ended June 30, 2020, net cash provided by financing activities was $35.7 million, which resulted primarily from an increase in escrow funds payable of $20.8 million, cash received from stock option exercises of $16.0 million, and proceeds received from our employee stock purchase plan of $2.7 million, partially offset by net repayments of borrowings on debt of $3.8 million.
Obligations and Other Commitments
Our principal commitments consist of obligations under our non-cancellable operating leases for office space and the Loan Agreement. The following table summarizes our contractual obligations as of June 30, 2021 (in thousands):

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Leases(1)	$29,745	$6,496	$13,553	$5,613	$4,083
Debt principal	6,964	6,321	643	—	—
Total contractual obligations	$36,709	$12,817	$14,196	$5,613	$4,083
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
As of June 30, 2021 and December 31, 2020, we had accrued liabilities related to uncertain non-income tax positions based on management’s best estimate of its liability, which are reflected on our condensed consolidated balance sheets. We could be subject to examination in various jurisdictions related to income and non-income tax matters. The resolution of these types of matters, giving recognition to the recorded reserve, could have an adverse impact on our business.
Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any relationships with other entities or financial partnerships such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Interest Rate Risk
The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not make investments for trading or speculative purposes. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Borrowings under our Loan Agreement have variable interest rates. We had $7.0 million and $10.8 million aggregate principal amount of borrowings outstanding under our Loan Agreement as of June 30, 2021 and December 31, 2020, respectively. We do not believe that a hypothetical increase or decrease in interest rates of 100 basis points would have a material impact on our operating results or financial condition.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, as of June 30, 2021. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, which we refer to as the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Our business experienced, and may again experience, an adverse impact from the ongoing COVID-19 pandemic. In addition, users may reduce their use of our work marketplace as the pandemic continues to subside and the restrictions intended to prevent its spread are relaxed or lifted.
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
The size of our community of users, including both freelancers and clients, is critical to our success. Our ability to achieve significant growth in revenue in the future will depend, in large part, upon our ability to attract new users, including large enterprise, global account, and mid-market clients, as well as freelancers that meet the criteria sought by such clients, to, and retain existing users on, our work marketplace. Moreover, if we retain users but they do not transact at the rates we expect, our growth will be negatively impacted. Achieving growth in, and retention of, our community of users may require us to increasingly engage in sophisticated, costly, and lengthy sales and marketing and internationalization or localization efforts that may not result in additional users that transact on our work marketplace or effectively retain our current users that transact on our work marketplace, or may not do so in a cost-effective manner. For example, since 2019, we have made significant investments in sales and marketing to acquire new clients and drive brand awareness, and we expect to increase our investment in brand marketing beginning in the second half of 2021. We may also modify our pricing model, offerings, or other services and features to attract and retain such users. Such modifications may not have the intended effect of attracting and retaining users and may have unintended negative consequences, such as a loss of users or a reduction of user activity or spend on our work marketplace. For example, in 2019 and the first half of 2020, we experienced a decline in client spend retention, which we believe was related to the launch of our U.S.-to-U.S. domestic marketplace offering in the second half of 2017. In addition, there can be no assurance that our investment in sales and marketing will result in increased clients and revenues.
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
Beginning in the second half of 2019, we began evolving our offerings, products, brand positioning, and marketing to better address large enterprise, global account, and mid-market prospects and clients with larger, longer-term talent needs. And more recently, in the wake of the COVID-19 pandemic, we have prioritized our advertising, marketing, and certain product development efforts to reach those new and existing clients seeking to engage with remote freelancers in light of the restrictions intended to prevent the spread of COVID-19. The evolution of these and other efforts, either individually or in the aggregate, may not be successful in producing sales or growing client spend from these target clients, and in the event these efforts result in the loss of or reduction in spend by other clients that is not offset by increased activity from these target clients, they may result in a temporary or long-term deceleration in GSV growth. In addition, any increase in user acquisition resulting from the COVID-19 pandemic may slow or decline as the impact of the COVID-19 pandemic continues to subside.
Users can generally decide to cease using our work marketplace and related services at any time. Users may stop using our work marketplace and related services if the quality of the user experience on our work marketplace, including our support capabilities, does not meet their expectations or keep pace with the quality of the user experience generally offered by competitive products and services. Users may also choose, and in the past have chosen, to cease using our work marketplace if they perceive that our pricing model, including associated fees, is not in line with the value they derive from our work marketplace, or for other reasons, including cost-cutting measures or other effects of the COVID-19 pandemic. Moreover, as discussed below in the risk factor titled “Users circumvent our work marketplace, which adversely impacts our business,” users circumvent the payment services on our work marketplace and pay freelancers directly or through another service, which is likely to happen more frequently during a macroeconomic downturn, as users may be more cost sensitive during such period. In addition, expenditures by clients may be cyclical and may reflect overall macroeconomic conditions or budgeting patterns.
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
We have experienced growth in a relatively short period of time. For example, our total revenue for the six months ended June 30, 2021 was $237.8 million, representing a period-over-period growth rate of 39% over the same period in 2020. This revenue growth was due in part to the shift toward remote work resulting from the COVID-19 pandemic and therefore may not be indicative of future growth. For example, future period-over-period revenue growth rates, when compared against the third and fourth quarters of 2020 and the first and second quarters of 2021, may fail to meet the expectations of investors or securities analysts given the accelerated revenue growth experienced during such periods due to the COVID-19 pandemic and the resulting increased adoption of remote work and reduced seasonality experienced during such periods. Moreover, typical seasonality in the labor market may be exaggerated (for example, extended summer holidays) as the COVID-19 pandemic subsides and the restrictions intended to prevent its spread are relaxed or lifted, which may further impact period-over-period revenue growth rates. Over time, we plan to continue to expand our operations and personnel significantly. Sustaining our growth will place significant demands on our management as well as on our administrative, operational, and financial resources. To manage our growth, we must continue to improve our operational, financial, and management information systems and processes; expand, motivate, retain, and effectively manage and train our workforce; and effectively collaborate with our third-party partners, all of which can be more difficult with an increasingly remote workforce. If we are unable to manage our growth successfully without compromising our quality of service or our profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, operating results, financial condition, and ability to successfully market our work marketplace and serve our users could be adversely affected.
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

Our business experienced, and may again experience, an adverse impact from the ongoing COVID-19 pandemic. In addition, users may reduce their use of our work marketplace as the pandemic continues to subside and the restrictions intended to prevent its spread are relaxed or lifted.
The COVID-19 pandemic adversely impacted our business for a period of time and has resulted in reductions in demand for our products and services by some of our clients, including small- and medium-sized business clients, which have been most impacted by the resulting macroeconomic downturn and from which we derive a substantial portion of our GSV and revenue. Conversely, beginning in 2020 we experienced an increase in GSV and revenue growth driven by an acceleration in the shift toward remote work, due in part to the COVID-19 pandemic. These positive impacts may not continue following the COVID-19 pandemic and the relaxation or lifting of restrictions intended to prevent its spread. Moreover, typical seasonality in the labor market may be exaggerated (for example, extended summer holidays) as the COVID-19 pandemic subsides and the restrictions intended to prevent its spread are relaxed or lifted, which may negatively impact our GSV and revenue growth.
The extent to which the ongoing COVID-19 pandemic will adversely affect our business, financial condition, results of operations, and cash flow will depend on future developments, which are highly uncertain and cannot reasonably be predicted with confidence at this time, including the duration, spread, and severity of the outbreak, or the occurrence of additional “waves” of the outbreak; the emergence of variant strains of the virus; the timing, availability, and efficacy of vaccinations; government responses to the pandemic and potential restrictions on our business and the businesses of our users; the impact of the pandemic on the U.S. and global economies and demand for our offerings; how quickly and to what extent normal economic and operating conditions resume; and the reaction of users and potential users to these developments, among others. The potential impacts of such developments include, but are not limited to:
•decline in demand on our work marketplace, resulting in lower GSV and lower revenue, following relaxation or lifting of restrictions intended to prevent the spread of COVID-19, including the impact of resulting exaggerated seasonality;
•reduced client spend on our products and services;
•diminished ability to acquire new clients, particularly large enterprise, global account, and mid-market clients;
•increased competition as new competitors enter our market segment due to the accelerated shift toward remote work;
•increased costs or reduced revenue as a result of marketing and promotional efforts;
•increased risk of fraud or other illegal activity conducted by bad actors seeking to take advantage of our users or us due to the uncertainty around the COVID-19 pandemic;
•longer sales cycles due to slower decision-making, reduced budgets, or delays in planned work by existing and potential clients;
•any impairment charges on our operating lease asset and related leasehold improvements being recognized as a general and administrative expense due to a reduction to our office space and our potential sublease of such office space at a rental rate that is less than our rent expense for such office space, or any termination fees we may incur as a result of our termination of the operating lease for such office space. For example, in the second quarter of 2021, as a result of our shift to a flexible work model for our workforce, we incurred an impairment charge of $7.4 million related to the sublease of our former headquarters in Santa Clara, California;
•reduced spend by clients or availability of freelancers located in areas or regions more affected by the COVID-19 pandemic;
•reduced GSV and revenue as a result of increased user circumvention of our work marketplace;
•increased employee and contractor attrition and reduced availability of key personnel to conduct important business activities, such as providing support to users and developing new products or offerings;
•reduced ability to retain, attract, train, and integrate highly skilled personnel;

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
•delayed or missed client payments to us or freelancers on our work marketplace, which may also result in reductions in revenue, increased transaction losses, numbers of disputes with users, and costs as we seek to compel payment, which we may not be able to recover;
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
Although the COVID-19 pandemic did not have a material adverse impact on our financial results for the year ended December 31, 2020 or the six months ended June 30, 2021, the rapidly changing market and macroeconomic conditions caused by the COVID-19 pandemic have impacted the business of many of our clients, which resulted in a reduction in spend on our work marketplace for some of those affected clients. There can be no assurance that the positive impacts from the COVID-19 pandemic, such as increased client acquisitions, increased client spend, and increased client retention, will continue to offset those parts of our business that have been adversely impacted. Many of these risk factors are unpredictable and outside of our control, and any of these factors could amplify the other risks and uncertainties described elsewhere in this Quarterly Report. It is uncertain what impact that the various legislative and other government responses being undertaken in the United States and other countries, including with respect to the approval and distribution of vaccines, in which our users are located will have on the economy, our industry, our partners, our users, and our company. In connection with the COVID-19 pandemic, we have also implemented measures to protect the health of our workforce, including by adopting a flexible work model for our workforce that we believe will result in most of our employees working remotely even after the pandemic is over. These measures may negatively impact the health and safety of our employees, impact workforce productivity, increase the risk of data security breaches and other privacy and security incidents, and may cause other disruptions to our business. As and to the extent offices reopen, our efforts to comply with applicable health guidelines may not prove sufficient to protect the health of our employees and other visitors to our offices, and our adoption of these measures may adversely affect our business operations. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business. For example, any increase in client acquisition due to the shift toward remote work as a result of the COVID-19 pandemic may slow or decline once the impact of the COVID-19 pandemic is mitigated and users are no longer subject to restrictions intended to prevent the spread of COVID-19.

We face payment and fraud risks that could adversely impact our business.
Our work marketplace systems and controls relating to user authentication and fraud detection are complex. If our user authentication and fraud detection measures are not effective, our work marketplace may be perceived as not being secure, our reputation may be harmed, and our business may be adversely impacted. In addition, bad actors around the world use increasingly sophisticated methods to engage in illegal activities involving personal information, such as unauthorized or fraudulent use of another’s identity, payment information, or other information; misrepresentation of the user’s identity or skills, including using accounts that they have purchased, sold, or leased; and the improper acquisition or use of credit or debit card details and banking or other payment account information. These types of illegal activities may increase as platforms like ours gain more prominence, including due to the ongoing shift toward remote work or in the event of a macroeconomic downturn, as bad actors seek to take increasing advantage of us or our users. This conduct on our site could result in any of the following, each of which could adversely impact our business:
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

We do not have control over users of our work marketplace and cannot ensure that any measures we have taken to detect, prevent, and mitigate these risks will stop or minimize the use of our work marketplace for, or to further, illegal or improper purposes. We have received in the past, and are likely to continue to receive in the future, complaints and inquiries from clients, freelancers, and other third parties, including law enforcement, administrative agencies, and the press, concerning misuse of our work marketplace and wrongful conduct of other users. We have also brought claims against clients and other third parties for their misuse of our work marketplace, and may be required to bring similar claims in the future. Even if these claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the attention and resources of our management, negatively impact our reputation, and adversely affect our business and operating results.
We have a limited operating history under our current business strategy and pricing model, and may continue to evolve our business strategy and pricing model, which makes it difficult to evaluate our business and future prospects.
We recently evolved, and will continue to evolve, our sales, marketing, and brand positioning efforts, as well as our business strategy. Recently we have undertaken a rebranding effort and expanded our focus on large enterprise, global account, mid-market, and other clients with larger, longer-term talent needs. In an effort to better serve this market segment, in recent years we have expanded our Upwork Enterprise offering and, in 2019, launched our Upwork Business offering, both of which were designed to help enterprises and other larger businesses connect with freelancers and provide these larger clients with additional products and services. We also continue to develop our current offerings and create and test additional offerings, features, and services to serve this and other market segments. We regularly launch new offerings, including two recent offerings “Direct Contracts,” a service for freelancers to easily charge clients that are not registered users on Upwork’s work marketplace, and “Project Catalog,” a feature through which freelancers can market pre-scoped projects easily purchased via a click-and-buy experience. Creating new offerings is expensive and time consuming, diverts the attention of our management, and not all offerings achieve market acceptance at the levels we expect and therefore may not be cost-effective to maintain. For example, in the fourth quarter of 2020, we decided that it was no longer cost-effective for our sales team to sell our Upwork Business offering. This decision resulted in a reduction in force of approximately one-third of our sales employees in November 2020.
Changes in our offerings and pricing, and the continued evolution of our business strategy and related pricing, subject us to a number of uncertainties, including our ability to plan for and model future growth and make accurate projections regarding our future performance. Our historical revenue growth should not be considered indicative of our future performance. In particular, there can be no assurance that our increased revenue growth due in part to the shift toward remote work resulting from the COVID-19 pandemic will continue following relaxation or lifting of restrictions intended to prevent the spread of COVID-19. We have encountered, and will continue to encounter, risks, difficulties, and uncertainties frequently experienced by growing companies in rapidly changing industries, including our ability to achieve market acceptance of our work marketplace and offerings and attract and retain users, as well as increasing competition and expenses as we continue to grow our business. In addition, we have in the past seen, and may in the future see, unexpected or unintended effects, sometimes negative, as a result of changes to our pricing model, products and offerings, and sales, brand positioning, and marketing efforts, including a failure to attract and retain quality freelancers or attract new clients that spend on our work marketplace or the loss of spend from existing clients. For example, in 2019 and the first half of 2020, we experienced a decline in client spend retention, which we believe was related to the launch of our U.S.-to-U.S. domestic marketplace offering in the second half of 2017. Also, in 2016, we implemented a significant change to our pricing model, which, for a period of time following the pricing change, contributed to GSV growing at a faster rate than revenue. We cannot ensure that we will be successful in addressing these and other challenges we may face in the future, and our business may be adversely affected if we do not manage these challenges successfully.
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
•our payment partners could, and, in some cases, have notified us in the past that they would, increase the rates that they charge us or our users, especially in light of changes in those payment partners’ interpretation and enforcement of their rules, increased declines of client payment methods, or increased client-issued chargebacks;
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
In order to increase our revenue from our premium offerings and achieve and sustain profitability, we must improve the effectiveness and efficiency of our sales force and generate additional revenue from new and existing users. For example, in the fourth quarter of 2020 we completed an evaluation of the efficiency, productivity, and effectiveness of our sales force at generating revenue from our Upwork Business offering, as well as our other premium offerings. As part of this evaluation, we undertook a reduction in force of approximately one-third of our sales employees in an effort to drive efficiencies in our sales organization. Efforts such as these may result in unintended consequences such as low employee morale and a decrease in the productivity and efficiency of our sales force.
There is significant competition for sales personnel with the skills and technical knowledge required to maintain a productive and efficient sales force. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, effectively deploying, and retaining sufficient numbers of sales and sales support personnel to support our growth. It is difficult to find, and we may be unable to retain, a sufficient number of sales personnel with the specific skills and technical knowledge needed to sell our Upwork Enterprise, and other premium offerings. Furthermore, hiring and effectively deploying sales personnel, particularly in new markets, is complex and requires additional costs that we may not recover if the sales personnel fail to achieve full productivity. Even if we are able to hire qualified personnel, doing so may be costly and lengthy, as new sales personnel require significant training and can take a number of months to achieve full productivity. In addition, new sales personnel do not always achieve productivity milestones within the timelines that we have projected, negatively impacting our ability to achieve our long-term financial projections associated with such personnel. Not all of our sales personnel and planned hires have or will become productive, or do so as quickly as we expect. When our new sales personnel do not become fully productive on the timelines that we have projected, or at all, our revenue will not increase at anticipated rates, or at all, and our ability to achieve long-term projections may be negatively impacted. The COVID-19 pandemic and restrictions intended to prevent its spread adversely affected the productivity of our sales force for a period of time, and may adversely affect it again as the COVID-19 pandemic continues to subside, as the productivity of our sales force may diminish as users return more frequently to physical offices or are otherwise no longer subject to restrictions related to the COVID-19 pandemic. If our sales personnel are not successful in obtaining new business or increasing sales to our existing user base, our business and results of operations will be adversely affected.
Our revenue growth depends in part on the success of our strategic relationships with third parties and their continued performance.
To grow our business, we need to continue to establish and maintain relationships with third parties, such as staffing providers, banks, software and technology vendors, and payment processing and disbursement providers. For example, we work with third-party staffing providers, upon which we are dependent to support our employment offering, Upwork Payroll. As our agreements with third-party partners terminate or expire, we may be unable to renew or replace these agreements on favorable terms, or at all. Moreover, we cannot guarantee that the parties with which we have strategic relationships will continue to offer the services for which we rely on them at economically reasonable terms or at all, devote the resources necessary to expand our reach, increase our distribution, or support an increased number of users and associated use cases. Our dependence on any single third-party supplier increases when our supply of a particular service is more heavily concentrated with that third-party. Some of our strategic partners offer, or could offer, competing products and services or also work with our competitors, the likelihood of which may increase due to the ongoing shift toward remote work. As a result of these factors, many of our third-party partners may choose to develop or support alternative products and services in addition to, or in lieu of, our work marketplace, either on their own or in collaboration with others, including our competitors. If we are unsuccessful in establishing or maintaining our relationships with third parties on favorable terms, our ability to compete or to grow our total revenue could be impaired and our operating results may be adversely impacted. Even if we are successful in establishing and maintaining these relationships with third parties on comparable terms, we cannot ensure that these relationships will result in increased usage of our work marketplace or increased revenue.
Our business model subjects us to disputes with or between users of our work marketplace.
Our business model involves enabling connections between freelancers and clients that contract directly through our work marketplace. Freelancers and clients are free to negotiate any contract terms they choose, but we also provide optional service contract terms that they can elect to use. Disputes sometimes arise between freelancers and clients with regard to their contract terms, work relationship, or otherwise, including with respect to service standards, payment, confidentiality, work product, and intellectual property ownership and infringement. These disputes may occur more frequently during a macroeconomic downturn. If either party believes the contract terms were not met, our standard terms and some individually negotiated services agreements provide a mechanism for the parties to request assistance from us, and, for some contracts, if that is unsuccessful, they may choose to resolve the dispute with the help of a third-party arbitrator. Whether or not freelancers and clients decide to seek assistance from us, if these disputes are not resolved amicably, the parties might escalate to formal proceedings, such as by filing claims with a court or arbitral authority. Given our role in facilitating and supporting these arrangements, claims are sometimes brought against us directly as a result of these disputes and freelancers or clients bring us into any claims filed against each other, particularly when the other user is insolvent or facing financial difficulties, like those caused by the COVID-19 pandemic. Through our terms of service and services agreements for premium services, we disclaim responsibility and liability for any disputes between users (except with respect to specified dispute assistance programs and services); however, we cannot guarantee that these terms will be effective in preventing or limiting our involvement in user disputes or that these terms will be enforceable or otherwise effectively prevent us from incurring liability as a result of disputes between users. In addition, from time to time users assert claims against us regarding their experience on our work marketplace, including related to their search ranking results, their feedback ratings, our advertising or marketing, our dispute resolution process, or admission or non-admission to the work marketplace or other programs and badges, including those designed to highlight successful freelancers. Moreover, for some premium services, we provide enhanced services and assistance with respect to disputes over work product, and clients or freelancers may pursue claims against us if they are not satisfied with those enhanced services. Disputes between clients and freelancers and between users and our company may become more frequent based on conditions outside our control, such as a macroeconomic downturn. Such disputes, or any increase in the number of disputes, may result in an adverse effect on our company, such as a loss of goodwill with users, reputational harm, lost GSV and revenue, and an increase in costs to us. Even if these claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could result in legal, settlement, or other financial costs; divert the resources of our management; and adversely affect our business and operating results.
Our business depends largely on our ability to attract and retain talented employees, including senior management and key personnel. If we lose the services of Hayden Brown, our President and Chief Executive Officer, or other members of our senior management team or key personnel, we may not be able to execute on our business strategy.
Our future success depends in large part on the continued services of senior management and other key personnel and our ability to retain and motivate them. In particular, we are dependent on the services of Hayden Brown, our President and Chief Executive Officer, and our future vision, strategic direction, work marketplace, and technology could be compromised if she were to take another position, become ill or incapacitated, or otherwise become unable to serve as our President and Chief Executive Officer. We rely on our leadership team and other key personnel in the areas of product, engineering, operations, security, marketing, sales, support, corporate development, and general and administrative functions. Our senior management and other key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason, and without notice, and we do not maintain any “key-person” life insurance policies. If we lose the services of senior management or other key personnel, if our succession plans prove inadequate, or if we are unable to retain, attract, train, and integrate the highly skilled personnel we need, our business, operating results, and financial condition could be adversely affected.

There have been, and may continue to be, changes in our management team resulting from the hiring or departure of executives. For example, in December 2019, we announced that our prior President and Chief Executive Officer was resigning from this position, and that Hayden Brown, our prior Chief Marketing and Product Officer, would take the position of President and Chief Executive Officer effective January 1, 2020. Additionally, in August 2020, we announced that our prior Chief Financial Officer was resigning from this position and that Jeff McCombs would be appointed as our Chief Financial Officer. We have made, and may continue to make, other changes that have been and will be disruptive to our personnel, such as the reduction of a portion of our sales force in November 2020 and reorganizations of reporting lines of our workforce. These changes have resulted, and future personnel changes may result, in increased attrition or reduced productivity of our personnel, including senior management and key personnel, stemming from organizational restructuring, as new reporting relationships are established, and as other companies may increasingly target our executives. Any such changes may also result in a loss of institutional knowledge, cause disruptions to our business, or distract or result in diminished morale in or the loss of workers.
Our future success also depends on our continuing ability to retain, attract, train, and integrate highly skilled personnel, including software engineers and sales personnel. We face intense competition for qualified personnel from numerous software and other technology companies. In addition, competition for qualified personnel, particularly software engineers, is particularly intense. We may not be able to retain our current key personnel or attract, train, integrate, or retain other highly skilled personnel in the future, all of which may be more difficult given our shift to a flexible work model for our workforce. We may incur significant costs to attract and retain highly skilled personnel, we may lose employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them, and our succession plans may be insufficient to ensure business continuity if we are unable to retain key personnel. To the extent we move into new geographies, including internationally, we may need to attract and recruit skilled personnel in those areas.
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
In connection with our Upwork Enterprise offering, and for certain legacy clients, we advance payments to freelancers for invoiced services on behalf of the client and subsequently invoice the client for such services. In addition, in certain instances, we will advance payment on a freelancer invoice if the client issues a chargeback or their payment method is declined and the freelancer assigns us the right to recover any funds from the client. From time to time, clients fail to pay for these services rendered by a freelancer, and as a result, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the applicable agreement or our terms of service, including through arbitration or litigation. Furthermore, some clients may seek bankruptcy protection or other similar relief and fail to pay amounts due, or pay those amounts more slowly, either of which could adversely affect our operating results, financial position, and cash flow. All of these risks are made more likely during a macroeconomic downturn and could result in increased costs to us as we advance payments to freelancers and seek to compel payment from our clients.
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
•become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges; or
•be required to adopt new, or change our existing, accounting policies.
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
The market segment for freelancers and the clients that engage them is highly competitive, rapidly evolving, fragmented, and subject to changing technology, shifting needs, and frequent introductions of new competitors as well as new products and services. The level of competition within such market segment has intensified, and may intensify further, due to the ongoing shift toward remote work, macroeconomic downturn, and increased unemployment rates. We compete with a number of online and offline platforms and services domestically and internationally to attract and retain users and expand our share of user spend. Our main competitors fall into the following categories:
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
In addition, well-established internet companies, such as Google, LinkedIn, and Amazon, social media platforms, such as Facebook, and businesses that operate driving, delivery, and other commoditized marketplaces, such as Uber Technologies, have entered or may decide to enter into our market segment. Some of these companies have launched or may launch, or have acquired or may acquire companies or assets that offer products and services that directly compete with our work marketplace. For example, LinkedIn launched ProFinder in 2016 and Open for Business in 2019, and in 2021 announced it is developing a new offering called Marketplaces, each of which is a service to connect LinkedIn members with one another for freelance service relationships. Many of these established internet companies and other competitors are considerably larger than we are and have considerably greater financial and other resources than we do.
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
The market for online freelancers and the services they offer is relatively new, rapidly evolving, and unproven. Our future success will depend in large part on the continued growth and expansion of this market and the willingness of businesses to engage freelancers to provide services and freelancers to engage as independent service providers. It is difficult to predict the size, growth rate, and expansion of this market, whether any expansion will be long-term or temporary, particularly as the COVID-19 pandemic subsides and restrictions intended to prevent its spread are relaxed or lifted, the entry of products and services that are competitive to ours, the success of existing competitive products and services, or technological, macroeconomic, legal, regulatory, or other developments that will impact the overall demand for freelancer services. Furthermore, many businesses may be unwilling to engage freelancers for a variety of reasons, including perceived negative connotations with outsourcing work, quality of work, or privacy or data security concerns or the rapidly evolving regulations that may impact the demand for independent contractor services more generally, including as discussed further in the risk factor titled “There may be adverse tax, legal, and other consequences if the contractor classification or employment status of freelancers that use our work marketplace is challenged.” Likewise, with the greater adoption of remote work and increased flexibility in employment relationships resulting from the COVID-19 pandemic, more talented freelancers may choose traditional employment over freelancing. If the market for freelancers and the services they offer does not achieve widespread adoption, or there is a reduction in demand for freelancer services, including as the COVID-19 pandemic continues to subside, it could result in decreased revenue and our business could be adversely affected.
If we fail to develop, maintain, and enhance our brand and reputation cost-effectively, our business and financial condition may be adversely affected.
The Upwork brand did not exist before 2015. We believe that developing, maintaining, evolving, and enhancing awareness and integrity of our brand and reputation in a cost-effective manner are important to achieving widespread acceptance and use of our work marketplace and are important elements in attracting new users and retaining existing users. Successful promotion and positioning of our brand, products, and business model depend on, among other things, the effectiveness of our marketing efforts and brand messaging, our ability to provide a reliable, trustworthy, and useful work marketplace and products at competitive prices, the perceived value of our work marketplace and products, and our ability to provide quality support. In order to reach the brand awareness and acceptance levels of some of our competitors, we need to continuously invest in marketing programs that may not be successful in achieving meaningful awareness and acceptance levels, particularly during early phases of expansion into newer user awareness segments, such as international users. Further, brand promotion activities may not resonate with existing or potential users or yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building, evolving, and maintaining our brand and reputation. For example, since 2019, we have made significant investments in sales and marketing to acquire new clients and drive brand awareness, and we expect to increase our investment in brand marketing beginning in the second half of 2021. It is not certain that these investments have had or will have sufficient positive impact on our brand to be cost effective. Likewise, publicity efforts or news coverage may undermine our brand promotion efforts or harm our reputation or may not resonate with existing or potential users. We have also recently evolved, and will continue to evolve, our marketing and brand positioning efforts, including a rebranding effort which we undertook in the second quarter of 2021 and, for the past several years, expanding our focus on large enterprise, global account, mid-market, and other clients, with larger, longer-term talent and contracting needs. These efforts may not be successful in achieving the brand awareness and acceptance levels in a cost-effective manner, or without harming other areas of our business.
We also rely on our community of users in a variety of ways, including their willingness to give us feedback regarding our work marketplace, and failure of our users to provide feedback on their experience on our work marketplace or our failure to adequately address any concerns could negatively impact the willingness of them or prospective users to use our work marketplace. For example, the prior changes made in the pricing and packaging of Connects purchases resulted in user dissatisfaction and negatively impacted fill rates for projects on our work marketplace for a period of time. If we fail to promote and maintain our brand successfully, address user concerns, or to maintain loyalty among our users, or if we incur substantial expenses in unsuccessful attempts to promote and maintain our brand, we may fail to attract new users or retain our existing users and our business and financial condition may be adversely affected.

Because a substantial portion of the services offered by freelancers and sought by clients on our work marketplace is information technology services, a decline in freelancers offering information technology services or the market for information technology service providers on our work marketplace could adversely affect our business.
A significant portion of the services offered by freelancers and sought by clients on our work marketplace relates to information technology. If, for any reason, the market for information technology services declines, including as a result of the relaxation or lifting of restrictions intended to prevent the spread of COVID-19, a macroeconomic downturn such as the one caused by the COVID-19 pandemic, increased use of artificial intelligence, automation, or otherwise, if talent is not available on our work marketplace or willing to perform these services or businesses satisfy their needs for these services through alternative means, including through use of our competitors’ products or traditional employment relationships, or if the freelancers on our work marketplace are not located in specific geographic regions in which clients are seeking to engage remote freelancers, the growth in the number of users on our work marketplace may slow or decline and as a result our revenue and business may be adversely impacted.
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
The market for our work marketplace is characterized by rapid technological change, frequent product and service introductions and enhancements, changing user demands, and evolving industry standards. The introduction of products and services embodying new technologies can quickly make existing products and services obsolete and unmarketable. We invest substantial resources in researching and developing new products and services and enhancing our work marketplace by incorporating additional features, improving functionality, modernizing our technology, and adding other improvements to meet our users’ evolving demands in our increasingly highly competitive industry. For example, in 2020 we invested a significant amount of resources to launch a new product feature “Project Catalog,” through which freelancers can market pre-scoped projects easily purchased via a click-and-buy experience, and we continue to invest resources to modify and enhance this offering to improve the user experience. The success of any enhancements or improvements to, or new features of, our work marketplace or any new products and services, such as “Project Catalog,” depends on several factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies on our work marketplace and third-party partners’ technologies, and overall demand and market acceptance consistent with the intent of such products or services. We cannot be sure that we will succeed, on a timely or cost-effective basis, in developing, marketing, and delivering enhancements or new features to our work marketplace or any new products and services that respond to continued changes in the market for talent or business services. Any enhancements or new features to our work marketplace or any new products and services may not achieve, and in the past certain features and offerings have not achieved, market acceptance, been cost-effective, or produced the intended effect. In the past, we have experienced unintended negative effects, including reduced client spend retention, diminished fill rates for projects on our work marketplace, and user dissatisfaction from certain modifications to our products, services, and features. For example, in 2019 and the first half of 2020, we experienced a decline in client spend retention which we believe was related to the launch of our U.S.-to-U.S. domestic marketplace offering in the second half of 2017.
Because further development of our work marketplace is complex, challenging, and dependent upon an array of factors, the timetable for the release of new products and services and enhancements to existing products and services is difficult to predict, and we may not offer new products and services as rapidly as users or prospective users of our work marketplace require or expect. Any new products or services that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, may not be properly integrated with new and existing technologies on our work marketplace or third-party partners’ technologies, may not achieve the intended market acceptance, may not meet regulatory requirements or may only do so at increased costs or reduced functionality, or may adversely impact existing client spend and user growth and retention. Moreover, even if we introduce new products and services, we may experience a decline in revenue from our existing products and services that is not offset by revenue from the new products or services. In addition, we may lose existing users that choose to use competing products or services. This could result in a temporary or permanent decrease in revenue and adversely affect our business.

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
Our business depends on users transacting through our work marketplace. Despite our efforts to prevent them from doing so, users circumvent our work marketplace and engage with or pay each other through other means to avoid the fees that we charge. Circumvention by users of our work marketplace is likely to increase during a macroeconomic downturn, as users may be more cost-sensitive with respect to our fees. In addition, enhancements and changes we make with respect to our products, services, and features may unintentionally cause, and may have unintentionally caused in the past, users to circumvent our work marketplace. Moreover, the changes we make to decrease circumvention by users have in the past and could inadvertently result in user dissatisfaction, increased user circumvention, and a decline in user activity on our work marketplace. The loss of revenue associated with circumvention of our work marketplace has an adverse impact on our business, cash flows, operating results, and financial condition. In addition, our efforts to reduce circumvention may be costly or disruptive to implement, fail to have the intended effect or have an adverse effect on our brand or user experience, cause users to cease using our work marketplace, reduce the attractiveness of our work marketplace, divert the attention of management, or otherwise harm our business.
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
Moreover, in the fourth quarter of 2020, we undertook a reduction in force of approximately one-third of our sales employees in an effort to drive efficiencies in our sales organization. Efforts such as these may result in unintended consequences such as low employee morale and a decrease in the productivity and efficiency of our sales force.
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
Our work marketplace enables our users to manage important aspects of their businesses, and any errors, defects, or disruptions in our work marketplace, or other performance or availability problems with our work marketplace or infrastructure could harm our brand and reputation and may damage the businesses of users. As the usage of our work marketplace grows, we will need an increasing amount of technical infrastructure and continued infrastructure modernization, including network capacity and computing power, to continue to operate our work marketplace. It is possible that we may fail to continue to effectively scale and grow our technical infrastructure to accommodate these increased demands, which may adversely affect our user experience. We also rely on third-party software and infrastructure, including the infrastructure of the internet, to provide our work marketplace. Any failure of or disruption to this software and infrastructure could also make our work marketplace unavailable to our users. For example, for a short period of time in May 2019, due to an inadvertent error by a regulatory agency in Bangladesh, users in Bangladesh were unable to access our website and other websites that included “-rk.com” in their website addresses. Also, certain jurisdictions, such as India, Pakistan, Uganda, and Myanmar, have in the past voluntarily shut down the internet in response to civil unrest or prior to contested political elections and, in the event any such governmental action were to take place again, it would adversely affect user activity on our work marketplace throughout the duration of such shut down. Our work marketplace is constantly changing with new updates, which may contain undetected errors when first introduced or released. Any errors, defects, disruptions in service, or other performance or stability problems with our work marketplace, or the inadequacy of our efforts to adequately prevent or timely remedy errors or defects, could result in negative publicity, loss of or delay in market acceptance of our work marketplace, loss of competitive position, our inability to timely and accurately maintain our financial records, inaccurate or delayed invoicing of clients, delay of payment to us or freelancers, claims by users for losses sustained by them, or investigation and corrective action taken by regulatory agencies. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help resolve the issue. Accordingly, any errors, defects, or disruptions in our work marketplace could adversely impact our brand and reputation, revenue, and operating results.
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
AWS does not have an obligation to renew its agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements or unable to renew on commercially reasonable terms, our agreements are prematurely terminated, or we add additional infrastructure providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new data center providers. If these providers charge high costs for or increase the cost of their services, we may have to increase the fees to use our work marketplace and our operating results may be adversely impacted. In the second quarter of 2021 we substantially completed the transition to a different AWS facility in an effort to reduce long-term costs, to gain access to servers with enhanced functionality, and increase operational resilience. The finalization of the migration is ongoing and during this transition, we may experience errors on our work marketplace or incur additional costs, particularly if we encounter an unforeseen issue or incident as we complete the migration.
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
Our success depends in large part on our proprietary technology and data. We rely on various intellectual property rights, including patents, copyrights, trademarks, and trade secrets, as well as confidentiality provisions and contractual arrangements, to protect our proprietary rights. In addition, to protect our brand, we also expend substantial resources to register and defend our trademarks and to prevent others from using the same or substantially similar marks. As the adoption of remote work becomes more prevalent and competitors enter our market segment, particularly due to the ongoing shift toward remote work, our exposure to unauthorized copying and use of our work marketplace, technology, intellectual property, and other proprietary information may increase. If we do not protect and enforce our intellectual property rights successfully or cost-effectively, our competitive position may suffer, which would adversely impact our operating results.
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
We operate in a highly competitive industry, and there has been considerable activity in our industry to develop and enforce intellectual property rights. Intellectual property infringement claims against us or our users or third-party partners could result in monetary liability or a material disruption in the conduct of our business. We cannot be certain that aspects of our work marketplace, content, and brand names do not or will not infringe valid patents, trademarks, copyrights, or other intellectual property rights held by third parties, including our competitors. Also, we are now, have in the past been, and may in the future be, subject to legal proceedings and claims relating to the intellectual property of others, including our competitors, in the ordinary course of our business. The likelihood of intellectual property-related litigation and disputes may increase due to the increased attention on our market segment due to the ongoing shift to remote work. Companies, including non-practicing entities and our competitors, have also sent us demand letters and instituted proceedings alleging that we infringe their intellectual property, seeking licensing fees, royalties and damages, and demanding that we cease certain commercial activity. We may receive such demand letters and be subject to similar proceedings in the future. Our competitors and other third parties have in the past challenged, and may in the future challenge, our registration or use of our trademarks, including “Upwork,” and other intellectual property rights, and, if successful, such a challenge could adversely affect our brand and business. Our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have or trademarks or other rights that pre-date and take precedence over our own. We may also be obligated to indemnify certain clients on our work marketplace or strategic partners or others in connection with such infringement claims, or to obtain licenses from third parties or modify our work marketplace or marketing strategy, and each such obligation would require us to expend additional resources. Some of our infringement indemnification obligations related to intellectual property are contractually capped at a very high amount or not capped at all.

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
As our work marketplace’s geographic scope expands, including efforts to increase adoption by users outside the United States and extending our physical presence internationally, and as we expand the categories of services offered on our work marketplace, regulatory agencies or courts may claim, or we may independently determine, that we, or our users, are subject to additional requirements, or are prohibited from conducting our business, or conducting business with us, in or with certain jurisdictions, either generally or with respect to certain services, or that we are otherwise required to change our business practices. If we determine additional legal requirements apply to our business, we may expend resources to comply or obtain licenses to come into compliance with such requirements, and such efforts may be a distraction to the business or require adverse changes to the manner in which we conduct our business or our work marketplace and may themselves cause regulatory agencies to scrutinize our business. It is also possible that certain provisions in agreements with our users or service providers, or between freelancers and clients, or the fees we charge, may be found to be unenforceable or not compliant with applicable law.
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
•the cost and burden of complying with a wide variety of laws that may be deemed to apply to us, including those relating to labor and employment matters (including but not limited to requirements with respect to works councils or similar labor organizations, worker classification, and taxation on income or earnings, including the obligation to withhold and remit taxes), payments, consumer and data protection, privacy, network security, encryption, data residency, and taxes, as well as securing expertise in local law and related practices;

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
•private, corporate or state-sponsored espionage, ransomware, or cyberterrorism;
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
A misclassification determination, allegation, claim, or audit creates potential exposure for users and for us, including but not limited to reputational harm and monetary exposure arising from or relating to failure to withhold and remit taxes, unpaid wages, and wage and hour laws and requirements (such as those pertaining to minimum wage and overtime); claims for employee benefits, social security contributions, and workers’ compensation and unemployment insurance; claims of discrimination, harassment, and retaliation under civil rights laws; claims under laws pertaining to unionizing, collective bargaining, and other concerted activity; and other claims, charges, or other proceedings under laws and regulations applicable to employers and employees, including risks relating to allegations of joint employer liability. Such claims could result in monetary damages (including but not limited to wage-based damages or restitution, compensatory damages, liquidated damages, and punitive damages), interest, fines, penalties, costs, fees (including but not limited to attorneys’ fees), criminal and other liability, assessment, injunctive relief, or settlement. For example, particularly around the onset of the COVID-19 pandemic, these types of claims were more frequent in light of then-deteriorating macroeconomic conditions, more prone to agency error in light of overwhelmed agencies, more commonly submitted on a fraudulent basis, and more difficult to successfully oppose or appeal due to COVID-19 related delays, and such events may increase in frequency again if similar circumstances recur. Claims naming our company became and may again become prevalent in light of legislative and regulatory responses to the COVID-19 pandemic. Such a claim, allegation, or adverse determination, including but not limited to with respect to the freelancers that provide services to us, or the requirement for us to indemnify a client, could also harm our brand and reputation, which could adversely impact our business. While these risks are mitigated, in part, by our contractual rights of indemnification against third-party claims, any limitations or obligations that we include in our contracts with clients to limit our exposure to claims could be determined to be unenforceable, could be costly to enforce or ineffective, or may otherwise prove inadequate.
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
Moreover, state, local, and foreign tax jurisdictions have differing rules and regulations governing sales, income, use, value-added, payroll, services, and other taxes, and these rules and regulations can be complex and are subject to varying interpretations and enforcement positions that may change over time. Existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us or our users (possibly with retroactive effect), which could require us or our users to pay additional tax amounts on prior sales and going forward, as well as require us or our users to pay fines, penalties, and interest for past amounts. In addition, new initiatives, including the OECD/G20 process to build a global minimum corporate tax rate, could also affect our business. Although our terms of service require our users to pay all applicable sales and other taxes and to indemnify us for any requirement that we pay any withholding amount to the appropriate authorities, our work marketplace does not include functionality to easily enable users to charge any applicable taxes to one another, users may be unwilling or unable to pay back taxes and associated interest or penalties and may fail to indemnify us, we may determine that it would not be commercially feasible or cost-effective to seek reimbursement, the indemnification obligation may be deemed unenforceable, or the functionality and indemnification provisions may cause users to seek out other platforms. If we are required to collect and pay back taxes and associated interest and penalties, or we are unsuccessful in collecting such amounts from our users, we could incur potentially substantial unplanned expenses, thereby adversely impacting our operating results and cash flows. In addition, tax laws and regulations may subject us to audit by tax regulators and require us to provide certain data and information, including user information, from our work marketplace to tax regulators in certain jurisdictions. If we are obligated to provide such information to tax regulators in any jurisdiction, users may choose to use other platforms or other alternatives, which may in turn adversely affect our operating results and financial condition.
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
Moreover, on July 16, 2020, the Court of Justice of the European Union, which we refer to as the CJEU, declared the EU-U.S. Privacy Shield to be an invalid mechanism for transferring personal information from the EU to the United States. In addition, while the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal information transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. The use of standard contractual clauses for the transfer of personal information specifically to the United States remains under review by a number of European data protection supervisory authorities. German and Irish supervisory authorities have indicated that the standard contractual clauses alone provide inadequate protection for EU-U.S. data transfers. On August 10, 2020, the U.S. Department of Commerce and the European Commission announced new discussions to evaluate the potential for an enhanced EU-U.S. Privacy Shield framework to comply with the July 2020 judgment of the CJEU. The CJEU’s decision (and certain regulatory guidance issued in its wake) and recent statements by EU supervisory authorities have led to uncertainty regarding the legality of EU-U.S. data flows in general and those conducted under the Privacy Shield in particular. The CJEU’s decision may continue to create new compliance obligations applicable to our business, users, vendors, and third-party partners, which could cause us to change our business practices. As further guidance is issued by European authorities, the full rights and responsibilities resulting from the CJEU’s decision may continue to change.
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
Further, in connection with its process of leaving the EU, the United Kingdom has enacted the Data Protection Act 2018, which we refer to as the Data Protection Act, that is substantially consistent with the GDPR. From the beginning of 2021 (when the transitional period following Brexit (as defined below) expired), we will have to continue to comply with the GDPR and also the Data Protection Act, with each regime having the ability to fine up to the greater of €20 million (£17 million) or 4% of global annual turnover. The relationship between the United Kingdom and the EU remains uncertain, for example, how data transfers between the United Kingdom and the EU and other jurisdictions will be treated and the role of the United Kingdom’s supervisory authority. These changes will lead to additional costs as we try to ensure compliance with new privacy legislation and will increase our overall risk exposure.
Additionally, in June 2018, California passed the CCPA, which provides new privacy rights for consumers and new operational requirements for companies. The CCPA became effective on January 1, 2020 and enforcement began on July 1, 2020, along with related regulations which came into force thereafter. Fines for noncompliance may be up to $7,500 per violation without limitations. Additionally, on November 3, 2020 Californians passed a ballot initiative called the California Privacy Rights Act, which we refer to as the CPRA, which will (upon becoming effective in 2023) extend the CCPA and impose additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. The costs of compliance with, and other burdens imposed by, the GDPR, CCPA, and CPRA may limit the use and adoption of our products and services and could have an adverse impact on our business. Because the GDPR, the UK’s Data Protection Act, the CCPA, and the CPRA are in force or recently passed, their application in practice may change or develop over time through judicial decisions or as new regulations, guidance or interpretations are provided by regulatory and governing bodies, such as federal and state administrative agencies, and our interpretations of these laws and efforts to comply with the rules and regulations of these laws may be deemed invalid. Additionally, the CCPA has prompted a number of proposals for new federal and state-level privacy legislation, such as in New York and other jurisdictions. If passed, these new laws could add additional complexity, impact our business strategies, increase our potential liability, increase our compliance costs, and adversely affect our business. For example, Virginia recently passed the Virginia Consumer Data Protection Act into law on March 2, 2021, which will go into effect on January 1, 2023.
On July 8, 2021, Colorado enacted the Colorado Privacy Act (“CPA”), making Colorado the third state to pass comprehensive consumer privacy legislation, following California and Virginia. The CPA will go into effect on July 1, 2023. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to users, employees, contractors, or other third parties, or any other legal obligations or regulatory requirements relating to privacy, data protection, or information security may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our users to lose trust in us, and otherwise have an adverse effect on our reputation and business. Our ability to comply with a global patchwork of competing privacy regimes may be inhibited by the competing nature of those regimes. It is possible that, as new regulatory requirements come into law, especially those which may diverge, even slightly, from existing regulatory frameworks, such as the United

Kingdom’s Data Protection Law, we may incur costs related to compliance, or may need to seek remedies to ensure such competing regimes are interpreted and enforced fairly. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our work marketplace.
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
Our subsidiary, Upwork Escrow, is licensed as an internet escrow agent under California’s Escrow Law and is subject to regulations applicable to internet escrow agents promulgated by the DFPI. While we have received two inquiries, each prior to 2014, from regulatory authorities inquiring whether we are engaging in payment activities , these inquiries were resolved in our favor and did not require us to obtain a license in the applicable jurisdiction.
Although we are a licensed internet escrow agent and we believe that our operations comply with existing U.S. federal, state, and international laws and regulatory requirements related to escrow, money transmission, and the handling or moving of money, the laws or regulations may change, interpretations of existing laws and regulations may also change, and our operations and offerings may change resulting in new or different regulatory requirements being applicable to or preferable for our business. As a result, we could be required to be licensed as an escrow agent or a money transmitter (or other similar licensee) in other U.S. states or other jurisdictions or may choose to obtain different or additional licenses even if not required. Such a decision could also require us to register as a money services business under federal laws and regulations. It is also possible that we could become subject to regulatory enforcement or other proceedings in those states or other jurisdictions with escrow, money transmission, or other similar statutes or regulatory requirements related to the handling or moving of money, and such risk may increase if we are required or choose to pursue additional or different licenses, which could in turn have a significant impact on our business, even if we were to ultimately prevail in such proceedings. We may also be required to become licensed as a payment institution (or obtain a similar license) under the European Payment Services Directive or other international laws and regulations or may choose to obtain such a license even if not required. Any developments or inconsistencies in the requirements, interpretations or applicability of the laws or regulations related to escrow, money transmission, or the handling or moving of money; material changes to the mandate, purview or regulatory approach at the DFPI; or increased scrutiny of our business may lead to additional compliance costs and administrative overhead.
The application of laws and regulations related to escrow, money transmission, and the handling or moving of money is subject to significant complexity and uncertainty, particularly as those laws relate to new and evolving business models. If we are ultimately deemed to be in violation of one or more escrow or money transmitter or other similar statutes or regulatory requirements related to the handling or moving of money in any U.S. state or other jurisdiction, we may be subject to the imposition of fines or restrictions on our business, our ability to offer some or all of our services in the relevant jurisdiction may be limited or suspended, and we may be subject to civil or criminal liability and our business, operating results, financial condition, reputation, and brand could be adversely affected.
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
We have voluntarily implemented an anti-money laundering compliance program designed to address the risk of our work marketplace being used to facilitate money laundering, terrorist financing, or other illicit activity. Our program may not be sufficient to prevent our site from being used to improperly move money or may be found not to satisfy the expectations of our partners or regulators. In addition, if we or a regulator determines that we are required to comply with the Bank Secrecy Act (BSA), 31 USC 5311, we may be required to enhance or alter our anti-money laundering compliance program. We also have policies, procedures, and technology designed to allow us to comply with U.S. economic sanctions laws and prevent our work marketplace from being used to facilitate business in countries, regions, or with persons or entities included on designated lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Control, which we refer to as OFAC, and equivalent foreign authorities. We may be subject to fines or other penalties in one or more jurisdictions levied by federal or state or local regulators, including state attorneys general, as well as those levied by foreign regulators in the event that we engage in any conduct, intentionally or not, that facilitates money laundering, terrorist financing, or other illicit activity, or that violates sanctions or otherwise constitutes sanctionable activity. Regulators and our partners continue to increase their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program, including the procedures that we use to verify the identity of our users and to monitor our work marketplace for suspicious or potential illegal activity. In addition, any policies and procedures that we implement to comply with OFAC regulations may not be effective, including in preventing users from using our services within the OFAC-sanctioned countries and regions. Attempts by individuals or entities that have been designated by OFAC or are located in a country subject to an embargo by the United States to utilize our service or take advantage of us or our users may also be exacerbated during a macroeconomic downturn, such as the one caused by the COVID-19 pandemic. Given the technical limitations in developing controls to prevent, among other things, the ability of users to publish on our work marketplace false or deliberately misleading information or to develop sanctions-evasion methods, it is possible that we may inadvertently and without our knowledge provide services to individuals or entities that have been designated by OFAC or are located in a country subject to an embargo by the United States that may not be in compliance with the economic sanctions regulations administered by OFAC.
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
We have a history of incurring net losses, and we expect to incur net losses for the foreseeable future. For the six months ended June 30, 2021 and years ended December 31, 2020 and 2019, we incurred net losses of $24.4 million, $22.9 million, and $16.7 million, respectively. As of June 30, 2021, we had an accumulated deficit of $219.2 million. We have made, and expect to continue to make, significant expenditures related to the development and expansion of our business, including investing in marketing programs and activities, such as brand promotion efforts, including those designed to reach new and existing clients seeking to engage with remote freelancers in light of the ongoing shift toward remote work; expanding our sales force; enhancing our Upwork Enterprise and other premium offerings; expanding our services and features; expanding our international user base; localizing our offerings in select locations; broadening and deepening the categories on our work marketplace; promoting client engagement of those freelancers that typically optimize to deliver larger projects, including through our Upwork Payroll offering; enhancing our mobile product offering and our U.S.-to-U.S. domestic marketplace offering; and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These and other efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. While our revenue has grown in recent years, we may not be able to sustain the same level of growth in future periods, or at all. For example, we experienced a reduction in the growth of GSV and revenue in the second quarter of 2020 due to the effects of the COVID-19 pandemic and could experience a similar reduction in GSV and revenue growth once the impact of the COVID-19 pandemic is mitigated and users return more frequently to physical offices or are otherwise no longer subject to restrictions related to the COVID-19 pandemic. If our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot ensure that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.
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
•the number of users circumventing our work marketplace and our fees, which could increase during economic downturns;
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
•ransomware, data security, or privacy breaches or incidents and associated remediation costs and reputational harm;
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
•seasonal spending patterns by clients or work patterns by freelancers, seasonality in the labor market, exaggerated impact of typical seasonality in the labor market (for example, extended summer holidays) as the COVID-19 pandemic subsides and the resulting relaxation or lifting of restrictions intended to prevent its spread as well as the number of business days, the number of Mondays (i.e., the day we recognize revenue for a substantial portion of our client fees each week) or the number of Sundays (i.e., the day we bill and recognize revenue for the majority of our freelancer service fees each week) in any given quarter, as well as local, national, or international holidays;
•any impairment charges on our operating lease asset and related leasehold improvements being recognized as a general and administrative expense due to a reduction to our office space and our potential sublease of such office space at a rental rate that is less than our rent expense for such office space, or any termination fees we may incur as a result of our termination of the operating lease for such office space. For example, in the second quarter of 2021, as a result of our shift to a flexible work model for our workforce, we incurred an impairment charge of $7.4 million related to the sublease of our former headquarters in Santa Clara, California;
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
•changes in the law or interpretation of law, or in the statutory, legislative, or regulatory environment, such as with respect to privacy, data security, wage and hour regulations, worker classification (including classification of independent contractors or similar workers and classification of employees as exempt or non-exempt), internet regulation, payments, payment processing, global trade, or tax obligations;
•fluctuations in the mix of payment provider costs and the revenue generated from payment providers;
•the episodic nature of freelance work generally or changes to demand for freelance work or interest in freelancing due to political or regulatory changes or uncertainty;
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
We track certain performance metrics, including active clients and GSV per active client, both of which we have just recently begun reporting, as well as GSV, the number of core clients, client spend retention, and marketplace take rate with internal tools, which are not independently verified by any third-party. Our internal tools have a number of limitations and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we report. If the internal tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. In addition, limitations or errors with respect to how we measure data (or the data that we measure) may affect our understanding of certain details of our business, which could affect our longer-term strategies. If our performance metrics are not accurate representations of our business, user base, or traffic levels; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, our reputation may be harmed, we may be subject to legal or regulatory actions, and our operating and financial results could be adversely affected. In addition, from time to time we may change the performance metrics that we track, including metrics that we report, and any new performance metrics will also be subject to the foregoing limitations and risks. For example, in order to provide more relevant insight into our current business performance and align with how management views the business, following this Quarterly Report, we will no longer report the performance metrics tracking the number of core clients and client spend retention, and instead will report performance metrics tracking the number of active clients and GSV per active client.
Our corporate structure and intercompany arrangements are subject to the tax laws of various jurisdictions, and we could be obligated to pay additional taxes, which could adversely impact our operating results.
We may expand the geographic scope of our product and marketing efforts, operations, and personnel to support our global user base. Our corporate structure and associated transfer pricing policies contemplate future growth into international markets, and consider the functions, risks, and assets of the various entities involved in the intercompany transactions. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of the various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to the intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions or specific affiliates. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties. This could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.

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
We remediated a material weakness in our internal control over financial reporting last year and if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.
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
Our ability to use our net operating loss carryforwards and certain other tax attributes is limited.
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
Our Loan Agreement, restricts our ability to, among other things:
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
As of June 30, 2021, our executive officers, directors, 5% or greater stockholders, and affiliated entities together beneficially owned a meaningful portion of our common stock. As a result, these stockholders, acting together, could have substantial influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and might ultimately affect the market price of our common stock.
If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, the price of our common stock and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If industry analysts cease coverage of us or fail to publish reports on us regularly, the trading price and trading volume for our common stock would be negatively affected. As of June 30, 2021, there were six securities analysts that cover us and publish reports on us regularly. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of our common stock would likely decline. If one or more of these analysts cease coverage of us, which has occurred previously, or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.
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
Our business depends on the overall demand for labor and on the economic health of current and prospective clients that use our work marketplace. Any significant weakening of the economy in the United States or Europe or of the global economy, including the macroeconomic downturn caused by the COVID-19 pandemic and the resulting labor shortage and rise in inflation, more limited availability of credit, a reduction in business confidence and activity, decreased government spending, economic and political uncertainty, financial turmoil affecting the banking system or financial markets, trade wars and higher tariffs, a more limited market for independent professional service providers or information technology services, shifts away from remote work, and other adverse economic or market conditions may adversely impact our business and operating results. Global economic and political events or uncertainty, including the current geopolitical uncertainty in Russia and Ukraine, may cause some of our current or potential users to curtail their use of our work marketplace, and may ultimately result in new regulatory and cost challenges to our operations. In addition, small- and medium-sized businesses have been disproportionately impacted by the macroeconomic downturn caused by the COVID-19 pandemic, some of which have reduced their spend on our work marketplace. These adverse conditions have resulted, and may continue to result, in reductions in revenue, increased operating expenses, longer sales cycles, and increased competition. There is also risk that when overall global economic conditions are positive, our business could be negatively impacted by a decreased demand for freelancers as businesses utilize more full-time employees relative to their use of independent contractors. We cannot predict the timing, strength, or duration of any economic slowdown, or any subsequent recovery generally. If the conditions in the general economy deteriorate, as a result of the COVID-19 pandemic or otherwise, our business, financial condition, and operating results could be adversely affected.
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
In January 2020, the United Kingdom formally withdrew from the EU, which we refer to as Brexit. Upon its withdrawal, pursuant to an agreement reached between the United Kingdom and the EU, a transition period came into effect which ended on December 31, 2020, from which time the United Kingdom withdrew from the EU Single Market and Customs Union. On December 24, 2020, the EU and the United Kingdom agreed the terms of a trade and cooperation agreement which sets out the terms of their future relationship, which we refer to as the Trade Agreement. The Trade Agreement was approved by the UK Parliament, and applied provisionally until the end of April 2021, when the European Parliament approved the Trade Agreement. The Trade Agreement offers United Kingdom and EU businesses preferential access to each other’s markets, ensuring imported goods will be free of tariffs and quotas. However, economic relations between the United Kingdom and the EU will now be on more restricted terms than before and there remains uncertainty around the post-Brexit regulatory environment, as the provisions of the Trade Agreement do not cover the services sector. The diverging regulatory environments also add additional complexity to our compliance programs. This uncertainty could cause significant economic disruption and further depress consumer confidence and the economy of the United Kingdom. Our results of operations derived from revenue earned from clients and freelancers in the United Kingdom may be adversely affected by such uncertainty. Brexit could also contribute to instability in global financial and foreign exchange markets, including volatility in the value of the Euro and the British Pound, which are currencies in which we transact business. In addition, we could be adversely impacted by changes in trade policies, labor, tax or other laws and regulations, and intellectual property rights and supply chain logistics. All or any one of these factors could adversely affect our business, revenue, financial condition, and results of operations.
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

UPWORK INC.

Date: July 29, 2021	By:	/s/ Hayden Brown
Hayden Brown
President and Chief Executive Officer (Principal Executive Officer)

Date: July 29, 2021	By:	/s/ Jeff McCombs
Jeff McCombs
Chief Financial Officer (Principal Financial and Accounting Officer)