Form 10-Q
period 2021-09-30
UPWORK, INC
filed 2021-10-27
CIK 1627475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of September 30, 2021, there were 128,233,545 shares of the registrant’s common stock outstanding.

Unless otherwise expressly stated or the context otherwise requires, references in this Quarterly Report on Form 10-Q, which we refer to as this Quarterly Report, to “Upwork,” “Company,” “our,” “us,” and “we” and similar references refer to Upwork Inc. and its wholly-owned subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. All statements contained in this Quarterly Report, other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, potential growth or growth prospects, active clients, future research and development, sales and marketing and general and administrative expenses, provision for transaction losses, our objectives for future operations, and potential impacts of the COVID-19 pandemic, or expectations regarding actions we may take in response to the pandemic, are forward-looking statements. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
UPWORK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$600,077	$94,081
Marketable securities	96,764	75,570
Funds held in escrow, including funds in transit	172,691	135,042
Trade and client receivables – net of allowance of $2,274 and $1,661 as of September 30, 2021 and December 31, 2020, respectively	58,231	47,018
Prepaid expenses and other current assets	12,156	9,090
Total current assets	939,919	360,801
Property and equipment, net	22,344	28,139
Goodwill	118,219	118,219
Intangible assets, net	—	667
Operating lease asset	12,736	19,729
Other assets, noncurrent	1,269	1,672
Total assets	$1,094,487	$529,227
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,370	$6,455
Escrow funds payable	172,691	135,042
Debt, current	—	7,581
Accrued expenses and other current liabilities	45,048	32,868
Deferred revenue	20,742	16,801
Total current liabilities	241,851	198,747
Debt, noncurrent	560,559	3,142
Operating lease liability, noncurrent	18,075	20,506
Other liabilities, noncurrent	9,169	7,522
Total liabilities	829,654	229,917
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.0001 par value; 490,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 128,233,545 and 124,795,222 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	13	12
Additional paid-in capital	493,328	494,122
Accumulated deficit	(228,508)	(194,824)
Total stockholders’ equity	264,833	299,310
Total liabilities and stockholders’ equity	$1,094,487	$529,227
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$128,141	$96,748	$365,941	$267,475
Cost of revenue	34,933	26,596	98,457	75,489
Gross profit	93,208	70,152	267,484	191,986
Operating expenses
Research and development	30,873	20,833	85,610	60,728
Sales and marketing	43,192	33,577	128,613	98,695
General and administrative	26,083	18,047	81,969	52,973
Provision for transaction losses	1,377	724	3,701	2,654
Total operating expenses	101,525	73,181	299,893	215,050
Loss from operations	(8,317)	(3,029)	(32,409)	(23,064)
Interest expense	746	152	1,055	640
Other (income) expense, net	222	(452)	161	31
Loss before income taxes	(9,285)	(2,729)	(33,625)	(23,735)
Income tax provision	(26)	(18)	(59)	(57)
Net loss	$(9,311)	$(2,747)	$(33,684)	$(23,792)

Net loss per share, basic and diluted	$(0.07)	$(0.02)	$(0.27)	$(0.20)
Weighted-average shares used to compute net loss per share, basic and diluted	127,915	120,681	126,651	117,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

Three Months Ended September 30, 2021	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of June 30, 2021	127,616,789	$13	$527,712	$(219,197)	$308,528
Issuance of common stock upon exercise of stock options	224,785	—	909	—	909
Stock-based compensation expense	—	—	13,917	—	13,917
Issuance of common stock for settlement of RSUs	391,971	—	—	—	—
Tides Foundation common stock warrant expense and other	—	—	183	—	183
Issuance of common stock in connection with employee stock purchase plan	—	—	—	—	—
Purchases of capped calls related to convertible senior notes	—	—	(49,393)	—	(49,393)
Net loss	—	—	—	(9,311)	(9,311)
Balances as of September 30, 2021	128,233,545	$13	$493,328	$(228,508)	$264,833

Three Months Ended September 30, 2020	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of June 30, 2020	119,267,694	$12	$463,133	$(193,002)	$270,143
Issuance of common stock upon exercise of stock options	2,096,934	—	7,333	—	7,333
Stock-based compensation expense	—	—	6,734	—	6,734
Issuance of common stock for settlement of RSUs	410,681	—	—	—	—
Tides Foundation common stock warrant expense and other	—	—	111	—	111
Net loss	—	—	—	(2,747)	(2,747)
Balances as of September 30, 2020	121,775,309	$12	$477,311	$(195,749)	$281,574

Nine Months Ended September 30, 2021	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2020	124,795,222	$12	$494,122	$(194,824)	$299,310
Issuance of common stock upon exercise of stock options	1,899,902	1	6,635	—	6,636
Stock-based compensation expense	—	—	38,743	—	38,743
Issuance of common stock for settlement of RSUs	1,302,963	—	—	—	—
Tides Foundation common stock warrant expense and other	—	—	533	—	533
Issuance of common stock in connection with employee stock purchase plan	235,458	—	2,688	—	2,688
Purchases of capped calls related to convertible senior notes	—	—	(49,393)	—	(49,393)
Net loss	—	—	—	(33,684)	(33,684)
Balances as of September 30, 2021	128,233,545	$13	$493,328	$(228,508)	$264,833

Nine Months Ended September 30, 2020	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balances as of December 31, 2019	113,604,398	$11	$431,370	$(171,957)	$259,424
Issuance of common stock upon exercise of stock options	6,744,484	1	23,342	—	23,343
Stock-based compensation expense	—	—	18,927	—	18,927
Issuance of common stock for settlement of RSUs	1,162,183	—	—	—	—
Tides Foundation common stock warrant expense and other	—	—	1,011	—	1,011
Issuance of common stock in connection with employee stock purchase plan	264,244	—	2,661	—	2,661
Net loss	—	—	—	(23,792)	(23,792)
Balances as of September 30, 2020	121,775,309	$12	$477,311	$(195,749)	$281,574
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,684)	$(23,792)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for transaction losses	3,004	2,654
Depreciation and amortization	8,187	7,444
Amortization of debt issuance costs	441	43
Amortization of premium (accretion of discount) of purchases of marketable securities, net	103	(311)
Amortization of operating lease asset	2,712	2,927
Tides Foundation common stock warrant expense	563	564
Stock-based compensation expense	38,666	19,527
Impairment expense	7,389	—
Changes in operating assets and liabilities:
Trade and client receivables	(13,967)	(12,490)
Prepaid expenses and other assets	(2,163)	(284)
Operating lease liability	114	(1,420)
Accounts payable	(3,188)	5,087
Accrued expenses and other liabilities	9,987	10,448
Deferred revenue	5,120	3,015
Net cash provided by operating activities	23,284	13,412
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(108,828)	(70,215)
Proceeds from maturities of marketable securities	87,500	89,000
Purchases of property and equipment	(565)	(6,210)
Internal-use software and platform development costs	(4,221)	(5,567)
Net cash provided by (used in) investing activities	(26,114)	7,008
CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in escrow funds payable	37,649	19,409
Proceeds from exercises of stock options	6,636	23,343
Proceeds from employee stock purchase plan	2,688	2,661
Proceeds from borrowings on debt	—	18,000
Repayment of debt	(10,750)	(23,729)
Proceeds from issuance of convertible senior notes	575,000	—
Payment of debt issuance costs	(14,855)	—
Purchases of capped calls related to convertible senior notes	(49,393)	—
Net cash provided by financing activities	546,975	39,684
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	544,145	60,104
Cash, cash equivalents, and restricted cash—beginning of period	232,463	159,603
Cash, cash equivalents, and restricted cash—end of period	$776,608	$219,707
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$347	$640
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
Property and equipment purchased but not yet paid	$251	$395
Internal-use software and platform development costs incurred but not yet paid	$118	$—

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
The Company shifted to a flexible work model for its workforce and is evaluating its current need for office space. During the nine months ended September 30, 2021, the Company executed a sub-sublease agreement to sublease the entirety of its former headquarters in Santa Clara, California. As a result, during the nine months ended September 30, 2021, the Company incurred an impairment charge of $7.4 million related to the associated operating lease asset and property and equipment. The Company may determine to either close or sublease certain of its other offices, either of which may result in further impairment charges. See “Note 5—Balance Sheet Components” for additional information regarding this impairment.

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
In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. For public companies, this guidance is effective for fiscal years beginning after December 15, 2021 and interim periods within those fiscal years. Early adoption is permitted. The Company early adopted the standard as of January 1, 2021 and applied this guidance to the convertible senior notes issued in August 2021. Refer to “Note 7—Debt” for additional information.
Recent Accounting Pronouncements Not Yet Adopted
The Company has reviewed all accounting pronouncements issued during the nine months ended September 30, 2021 and concluded they were either not applicable or not expected to have a material impact on the Company’s condensed consolidated financial statements.
Note 3—Revenue
Disaggregation of Revenue
See “Note 9—Segment and Geographical Information” for the Company’s revenue disaggregated by type of service and geographic area.
Remaining Performance Obligations
As of September 30, 2021, the Company had approximately $26.1 million of remaining performance obligations. The Company’s remaining performance obligations consist of transaction price that has been allocated to unexercised material rights related to the Company’s arrangements with freelancers subject to tiered service fees, subscriptions, memberships, “Connects” (virtual tokens that allow freelancers to bid on projects on the Company’s platform), and certain incentive payments made to the Company by payment processors. As of September 30, 2021, the Company expects to recognize approximately $20.7 million over the next 12 months, with the remaining balance recognized thereafter.
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

Contract Balances
The following table provides information about the balances of the Company’s trade and client receivables, net of allowance and contract liabilities included in deferred revenue and other liabilities, noncurrent (in thousands):

	September 30, 2021	December 31, 2020
Trade and client receivables, net of allowance	$58,231	$47,018
Contract liabilities
Deferred revenue	20,742	16,801
Deferred revenue (component of other liabilities, noncurrent)	5,356	4,177
During the three and nine months ended September 30, 2021, changes in the contract liabilities balances were a result of normal business activity and deferral, and subsequent recognition, of revenue related to arrangements with freelancers subject to tiered service fees and related allocation of transaction price to material rights.
Revenue recognized during the three and nine months ended September 30, 2021 that was included in deferred revenue as of June 30, 2021 and December 31, 2020 was $6.6 million and $14.0 million, respectively. Revenue recognized during the three and nine months ended September 30, 2020 that was included in deferred revenue as of June 30, 2020 and December 31, 2019 was $5.2 million and $10.9 million, respectively.
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

The Company’s financial instruments that are carried at fair value consist of Level I and Level II assets as of September 30, 2021 and December 31, 2020. The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	September 30, 2021
	Level I	Level II	Level III	Total
Cash equivalents
Money market funds	$578,138	$—	$—	$578,138
Marketable securities
Commercial paper	—	63,721	—	63,721
U.S. government securities	9,981	—	—	9,981
Corporate bonds	—	14,652	—	14,652
Asset-backed securities	—	8,411	—	8,411
Total financial assets	$588,119	$86,784	$—	$674,903

	December 31, 2020
	Level I	Level II	Level III	Total
Cash equivalents
Money market funds	$65,723	$—	$—	$65,723
Commercial paper	—	5,999	—	5,999
Marketable securities
Commercial paper	—	50,965	—	50,965
Treasury Bills	4,499	—	—	4,499
U.S. government securities	20,106	—	—	20,106
Total financial assets	$90,328	$56,964	$—	$147,292

For each of the three and nine months ended September 30, 2021 and 2020, the gross unrealized gains and losses on the Company’s marketable securities were immaterial. As of September 30, 2021 and 2020, the Company considered any decreases in market value to be temporary in nature and did not consider any of the Company’s marketable securities to be other-than-temporarily impaired. As such, the Company did not record any impairment charges with respect to its marketable securities during each of the three and nine months ended September 30, 2021 and 2020.
As of December 31, 2020, the Company had debt obligations outstanding of $10.8 million under the Company’s Loan and Security Agreement, as amended, which is referred to as the Loan Agreement. As of September 30, 2021, the Loan Agreement had been terminated and no amounts thereunder were outstanding. See “Note 7—Debt” for additional information. The Company considered the balances outstanding under the Loan Agreement to be Level II liabilities as of December 31, 2020.

Note 5—Balance Sheet Components
Cash and Cash Equivalents, Restricted Cash, and Funds Held In Escrow, Including Funds In Transit
The following table reconciles cash and cash equivalents, restricted cash, and funds held in escrow that are restricted as reported in the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$600,077	$94,081
Restricted cash	3,840	3,340
Funds held in escrow, including funds in transit	172,691	135,042
Total cash, cash equivalents, and restricted cash as shown in the condensed consolidated statement of cash flows	$776,608	$232,463
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Computer equipment and software	$5,321	$4,819
Internal-use software and platform development	24,781	20,727
Leasehold improvements	11,752	14,613
Office furniture and fixtures	3,353	3,354
Total property and equipment	45,207	43,513
Less: accumulated depreciation	(22,863)	(15,374)
Property and equipment, net	$22,344	$28,139
For the three months ended September 30, 2021 and 2020, depreciation expense related to property and equipment was $0.8 million and $1.0 million, respectively. For the nine months ended September 30, 2021 and 2020, depreciation expense related to property and equipment was $2.8 million and $2.5 million, respectively.
For the three months ended September 30, 2021 and 2020, the Company capitalized $0.7 million and $2.3 million of internal-use software and platform development costs, respectively. For the nine months ended September 30, 2021 and 2020, the Company capitalized $4.1 million and $5.6 million of internal-use software and platform development costs, respectively.
For the three months ended September 30, 2021 and 2020, amortization expense related to the capitalized internal-use software and platform development costs was $1.6 million and $1.0 million, respectively. For the nine months ended September 30, 2021 and 2020, amortization expense related to the capitalized internal-use software and platform development costs was $4.7 million and $3.0 million, respectively.
In 2021, the Company shifted to a flexible work model for its workforce and is evaluating its current need for office space. In April 2021, the Company executed a sub-sublease agreement to sublease the entirety of its former headquarters in Santa Clara, California. The sub-sublease agreement became effective in May 2021 upon receipt of the consent of the Company’s landlord and master lessor. The term of the sub-sublease commenced on June 1, 2021 and expires on May 31, 2024 unless terminated earlier in accordance therewith. Rent payments begin on January 1, 2022 and approximate $0.1 million per month. Rent payments will be recorded within general and administrative expenses within the Company’s condensed consolidated statements of operations. Neither party has the option to renew or extend the sub-sublease agreement.
Under the sub-sublease agreement, the Company is not relieved of its original obligation with the master lessor that expires on October 15, 2028. The Company determined the sub-sublease agreement is an operating lease, which is consistent with the classification of the original sublease with the master lessor. As a result of the execution of the sub-sublease agreement, the Company determined that indicators of impairment existed with respect to the asset group that consisted of the Santa Clara office operating lease asset and associated leasehold improvements, furniture and fixtures, and hardware. Accordingly, the Company conducted an impairment test to assess whether the fair value of the asset group was lower than its carrying value. The results of the impairment test indicated that the fair value of the asset group was lower than its carrying value. The Company determined the fair value of the asset group using the discounted cash flow method. The assumptions used in the discounted cash flow analysis included projected sublease income over the remaining term of the original sublease with the master lessor, expected downtime prior to the commencement of future subleases, and a discount rate the Company believes reflects the level of risk associated with these future cash flows. The Company considers these assumptions to be Level III inputs in accordance with the fair value hierarchy described in “Note 4—Fair Value Measurements.”
During the nine months ended September 30, 2021, the Company recorded an impairment charge of $7.4 million, of which $4.3 million was allocated to the Santa Clara office operating lease asset, $2.9 million was allocated to the associated leasehold improvements, and $0.2 million was allocated to the associated furniture and fixtures and hardware. The Company recorded this impairment charge within general and administrative expenses within its condensed consolidated statement of operations for the nine months ended September 30, 2021.
Intangible Assets, Net
All of the Company’s identifiable intangible assets were fully amortized as of March 31, 2021. For the three months ended September 30, 2020, amortization expense of intangible assets was $0.7 million. For the nine months ended September 30, 2021 and 2020, amortization expense of intangible assets was $0.7 million and $2.0 million, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued compensation and related benefits	$17,896	$14,007
Accrued freelancer costs	1,335	1,235
Accrued indirect taxes	3,166	3,818
Accrued vendor expenses	13,847	8,662
Accrued payment processing fees	2,005	1,219
Operating lease liability, current	6,270	3,725
Other	529	202
Total accrued expenses and other current liabilities	$45,048	$32,868
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
For the three and nine months ended September 30, 2021, the Company recorded stock-based compensation expense of $3.0 million and $8.3 million, respectively, related to the CEO Award. As of September 30, 2021, total unrecognized stock-based compensation cost was $20.5 million, which is expected to be recognized over a weighted-average period of 2.0 years.
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
During the three and nine months ended September 30, 2021, the Company recorded stock-based compensation expense of $0.9 million and $2.2 million related to the PSU Awards. As of September 30, 2021, total unrecognized stock-based compensation cost was $4.1 million, which is expected to be recognized over a weighted-average period of 1.9 years.

Note 6—Commitments and Contingencies
Letters of Credit
In conjunction with the Company’s operating lease agreements, as of September 30, 2021 and December 31, 2020, the Company had three irrevocable letters of credit outstanding in the aggregate amounts of $0.8 million and $1.0 million, respectively. The letters of credit are collateralized by restricted cash in the same amount. No amounts had been drawn against these letters of credit as of September 30, 2021 and December 31, 2020.
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
As of September 30, 2021 and December 31, 2020, the Company was not a party to any material legal proceedings or claims, nor is the Company aware of any pending or threatened litigation or claims, including non-income tax matters, that could reasonably be expected to have a material adverse effect on its business, operating results, cash flows, or financial condition. Accordingly, the amounts accrued for contingencies for which the Company believes a loss is probable were not material as of September 30, 2021 and December 31, 2020.
Indemnification
The Company has indemnification agreements with its officers, directors, and certain key employees to indemnify them while they are serving in good faith in their respective positions. In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to clients, business partners, vendors, and other parties, including, but not limited to, losses arising out of the Company’s breach of such agreements, claims related to potential data or information security breaches, intellectual property infringement claims made by third parties, and other liabilities relating to or arising from the Company’s products and services or its acts or omissions. In addition, subject to the terms of the applicable agreement, as part of the Company’s Upwork Enterprise and certain other premium offerings, the Company indemnifies clients that subscribe to worker classification services for losses arising from worker misclassification. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the facts and circumstances involved in each particular provision.

Note 7—Debt
The following table presents the carrying value of the Company’s debt obligations as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Convertible Senior Notes	$575,000	$—
First Term Loan	—	6,250
Second Term Loan	—	4,500
Total debt	575,000	10,750
Less: unamortized debt issuance costs	(14,441)	(27)
Balance	560,559	10,723
Debt, current	—	(7,581)
Debt, noncurrent	$560,559	$3,142
Weighted-average interest rate	0.76%	5.64%
Term Debt
Under the Loan Agreement, the aggregate amount of the facility was up to $49.0 million, consisting of a term loan in the original principal amount of $15.0 million, which is referred to as the First Term Loan, a term loan in the original principal amount of $9.0 million, which is referred to as the Second Term Loan, and, together with the First Term Loan, as the Term Loans, and a revolving line of credit, which permitted borrowings of up to $25.0 million subject to customary conditions.
On August 5, 2021, the Company entered into an agreement, which is referred to as the Payoff Agreement, with its lender to fully repay the remaining outstanding principal amounts plus accrued and unpaid interest outstanding under its Term Loans and terminate the Loan Agreement. There were no amounts outstanding under the Company’s revolving line of credit as of August 5, 2021. Pursuant to the Payoff Agreement, the full repayment of the Term Loans amounted to $5.8 million, and as of August 5, 2021, the Loan Agreement, including the Term Loans and revolving line of credit, was terminated. As of September 30, 2021, no amounts remained outstanding under the Loan Agreement. The Company was in compliance with its covenants under the Loan Agreement as of August 5, 2021 and December 31, 2020.
During the three and nine months ended September 30, 2021, the Company repaid $3.8 million and $6.3 million related to the First Term Loan, respectively, and $3.2 million and $4.5 million related to the Second Term Loan, respectively. During the three and nine months ended September 30, 2020, the Company repaid $1.3 million and $3.8 million related to the First Term Loan, respectively, and $0.6 million and $1.9 million related to the Second Term Loan, respectively. As of December 31, 2020, no amounts were outstanding on the Company’s revolving line of credit.
Convertible Senior Notes
On August 10, 2021, the Company issued, at par value, $575.0 million aggregate principal amount of 0.25% convertible senior notes due 2026, which are referred to as the Notes. The issuance included the full exercise of an option granted by the Company to the initial purchasers of the Notes to purchase an additional $75.0 million aggregate principal amount of Notes. The Notes were issued pursuant to and are subject to the terms and conditions of an indenture, which is referred to as the Indenture, between the Company and Wells Fargo Bank, National Association, as trustee. The Notes were offered and sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.
The Notes are senior, unsecured obligations of the Company and will bear interest at a rate of 0.25% per year. Interest will accrue from August 10, 2021 and will be payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2022, and the principal amount of the Notes will not accrete. The Notes will mature on August 15, 2026, unless earlier redeemed, repurchased, or converted in accordance with the terms of the Notes.

Holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount at the option of the holder (i) prior to the close of business on the business day immediately preceding May 15, 2026, only upon satisfaction of certain conditions and during certain periods specified below, and (ii) on or after May 15, 2026, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date:
•during any calendar quarter commencing after the calendar quarter ending on December 31, 2021, if the last reported sale price of the Company’s common stock is greater than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter of the conversion price on each applicable trading day;
•during the five consecutive business day period after any five consecutive trading day period, which is referred to as the Measurement Period, in which the trading price (as defined in the Indenture) per $1,000 principal amount of Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day;
•if the Company calls such Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; and
•upon the occurrence of specified corporate events described in the Indenture.
Upon conversion, the Notes may be settled in shares of the Company’s common stock, cash or a combination of cash and shares of the common stock, at the election of the Company. The Notes have an initial conversion rate of 15.1338 shares of common stock per $1,000 principal amount of Notes, which is subject to adjustment in certain circumstances. This is equivalent to an initial conversion price of approximately $66.08 per share of the Company’s common stock. The conversion rate is subject to customary adjustments under certain circumstances in accordance with the terms of the Indenture. In addition, if certain corporate events that constitute a make-whole fundamental change (as defined in the Indenture) occur or if the Company issues a notice of redemption with respect to the Notes prior to the maturity date, then the conversion rate will, in certain circumstances, be increased for a specified period of time.
The Company may redeem for cash all or any portion of the Notes (subject to a partial redemption limitation), at the Company’s option, on or after August 20, 2024, if the last reported sale price per share of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the Notes, which means that the Company is not required to redeem or retire the Notes periodically.
Upon the occurrence of a fundamental change (as defined in the Indenture), subject to certain conditions, holders have the right to require the Company to repurchase for cash all or a portion of their Notes at a price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest thereon, if any, until, but excluding, the fundamental change repurchase date.
The Notes are the Company’s senior unsecured obligations and rank senior in right of payment to any of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any of the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.
The net proceeds from the issuance of the Notes were approximately $560.1 million, after deducting debt issuance costs. The total debt issuance costs incurred and recorded by the Company amounted to $14.9 million, which were recorded as a reduction to the face amount of the Notes and will be amortized to interest expense using the effective interest method over the contractual term of the Notes.

For the three and nine months ended September 30, 2021, interest expense related to the Notes and amortization of the issuance costs was $0.6 million. The effective interest rate for the three and nine months ending September 30, 2021 was approximately 0.78%. As of September 30, 2021, the if-converted value of the Notes did not exceed the outstanding principal amount. As of September 30, 2021, the total estimated fair value of the Notes was $588.8 million and was determined based on a market approach using actual bids and offers of the Notes in an over-the-counter market on the last trading day of the period. The Company considers these assumptions to be Level II inputs in accordance with the fair value hierarchy described in “Note 4—Fair Value Measurements.”
Capped Calls
In connection with the pricing of the Notes on August 5, 2021 and in connection with the full exercise by the initial purchasers on August 9, 2021 of their option to purchase additional Notes, the Company used approximately $49.4 million of the net proceeds from the issuance of the Notes to enter into privately negotiated capped call transactions, which are referred to as the Capped Calls, with various financial institutions.
Subject to customary anti-dilution adjustments substantially similar to those applicable to the Notes, the Capped Calls cover the number of shares of the Company’s common stock initially underlying the Notes. By entering into the Capped Calls, the Company expects to reduce the potential dilution to its common stock (or, in the event a conversion of the Notes is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the Notes its common stock price per share exceeds the conversion price of the Notes, with such reduction subject to a cap based on the cap price. If, however, the market price per share of common stock, as measured under the terms of the Capped Calls, exceeds the cap price of the Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of common stock exceeds the cap price of the Capped Calls. The initial cap price of the Capped Calls is $92.74 per share of common stock, which represents a premium of 100% over the last reported sale price of the common stock of $46.37 per share on August 5, 2021, and is subject to certain customary adjustments under the terms of the Capped Calls; provided that the cap price will not be reduced to an amount less than the strike price of $66.08 per share.
The Capped Calls are separate transactions and are not part of the terms of the Notes. The Capped Calls meet the criteria for classification as equity and, as such, are not remeasured each reporting period and are included as a reduction to additional paid-in-capital within stockholders’ equity.
Note 8—Net Loss per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(9,311)	$(2,747)	$(33,684)	$(23,792)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	127,914,696	120,680,797	126,651,490	117,120,815

Net loss per share, basic and diluted	$(0.07)	$(0.02)	$(0.27)	$(0.20)

The following potentially dilutive shares were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	As of September 30,
	2021	2020
Options to purchase common stock	4,402,667	7,744,337
Common stock issuable upon exercise of common stock warrants	400,000	450,000
Common stock issuable upon vesting of restricted stock units	4,663,447	5,983,872
Common stock issuable in connection with employee stock purchase plan	262,029	898,426
Common stock issuable in connection with convertible senior notes	8,701,935	—
Total	18,430,078	15,076,635
Note 9—Segment and Geographical Information
The Company operates as one operating and reportable segment for purposes of allocating resources and evaluating financial performance.
The following table sets forth total revenue by type of service for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Marketplace	$117,783	$88,040	$336,913	$241,286
Managed services	10,358	8,708	29,028	26,189
Total revenue	$128,141	$96,748	$365,941	$267,475
The Company generates its revenue from freelancers and clients. The following table sets forth total revenue by geographic area based on the billing address of its freelancers and clients for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Freelancers
United States	$18,429	$15,832	$55,308	$44,129
India	11,109	8,796	31,430	24,148
Philippines	8,602	5,995	23,668	16,436
Rest of world	37,046	28,120	107,112	78,308
Total freelancers	75,186	58,743	217,518	163,021
Clients
United States	39,661	28,861	110,275	76,174
Rest of world	13,294	9,144	38,148	28,280
Total clients	52,955	38,005	148,423	104,454
Total revenue	$128,141	$96,748	$365,941	$267,475
Substantially all of the Company’s long-lived assets were located in the United States as of September 30, 2021 and December 31, 2020.

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
Key Financial and Operational Metrics
As of and for the three and nine months ended September 30, 2021, our key financial and operating metrics are as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2021	2020		2021	2020

	(in thousands, except percentages)
GSV	$903,989	$654,538	38%	$2,566,572	$1,795,982	43%
Marketplace revenue	$117,783	$88,040	34%	$336,913	$241,286	40%
Marketplace take rate	13.2%	13.6%	(0.4)%	13.3%	13.6%	(0.3)%
Net loss	$(9,311)	$(2,747)	(239)%	$(33,684)	$(23,792)	(42)%
Adjusted EBITDA[1]	$8,216	$6,673	23%	$22,396	$4,471	401%
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

	As of September 30,		% Change
	2021	2020

	(active clients are in thousands)
Active clients	752	602	25%
GSV per active client	$4,375	$3,896	12%
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
Gross Services Volume (GSV)
GSV is comprised of client spend and additional fees charged for other services. Client spend, which we define as the total amount that clients spend on both our marketplace offerings and our managed services offering, is the primary component of GSV. GSV is an important metric because it represents the amount of business transacted through our work marketplace.
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

The following table presents a reconciliation of net loss, the most directly comparable financial measure prepared in accordance with U.S. GAAP, to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Loss	$(9,311)	$(2,747)	$(33,684)	$(23,792)
Add back (deduct):
Stock-based compensation expense	13,906	6,856	38,666	19,527
Depreciation and amortization	2,439	2,658	8,187	7,444
Interest expense	746	152	1,055	640
Other (income) expense, net	222	(452)	161	31
Income tax provision	26	18	59	57
Tides Foundation common stock warrant expense	188	188	563	564
Impairment expense	—	—	7,389	—
Adjusted EBITDA	$8,216	$6,673	$22,396	$4,471
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

Results of Operations
The following table sets forth our condensed consolidated results of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Marketplace	$117,783	$88,040	$336,913	$241,286
Managed services	10,358	8,708	29,028	26,189
Total revenue	128,141	96,748	365,941	267,475
Cost of revenue(1)	34,933	26,596	98,457	75,489
Gross profit	93,208	70,152	267,484	191,986
Operating expenses
Research and development(1)	30,873	20,833	85,610	60,728
Sales and marketing(1)	43,192	33,577	128,613	98,695
General and administrative(1)	26,083	18,047	81,969	52,973
Provision for transaction losses	1,377	724	3,701	2,654
Total operating expenses	101,525	73,181	299,893	215,050
Loss from operations	(8,317)	(3,029)	(32,409)	(23,064)
Interest expense	746	152	1,055	640
Other (income) expense, net	222	(452)	161	31
Loss before income taxes	(9,285)	(2,729)	(33,625)	(23,735)
Income tax provision	(26)	(18)	(59)	(57)
Net loss	$(9,311)	$(2,747)	$(33,684)	$(23,792)
(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$202	$203	$582	$579
Research and development	4,036	2,567	11,321	7,286
Sales and marketing	1,472	1,212	4,363	3,452
General and administrative	8,196	2,874	22,400	8,210
Total stock-based compensation	$13,906	$6,856	$38,666	$19,527

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020
Revenue

(in thousands, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change		2021	2020	Change
Marketplace	$117,783	$88,040	$29,743	34%	$336,913	$241,286	$95,627	40%
Percentage of total revenue	92%	91%			92%	90%
Managed services	$10,358	$8,708	1,650	19%	$29,028	$26,189	2,839	11%
Percentage of total revenue	8%	9%			8%	10%
Total revenue	$128,141	$96,748	$31,393	32%	$365,941	$267,475	$98,466	37%
In the third quarter of 2021, we continued to execute on our strategic initiatives, including investing in research and development to build new product features, prioritizing our advertising efforts to reach new and existing clients seeking to engage with independent talent, and investing in marketing to accelerate the acquisition of new clients and drive brand awareness. As a result, the number of active clients increased 25% as of September 30, 2021 compared to the same period in 2020, and our GSV per active client increased 12% as of September 30, 2021 compared to the same period in 2020. The growth in active clients and GSV per active client contributed to the growth of GSV and marketplace revenue. For the three and nine months ended September 30, 2021, GSV increased 38% and 43%, respectively, as compared to the same periods in 2020. Marketplace revenue was driven by client spend, which for the three and nine months ended September 30, 2021, drove increases in freelancer service fees of 33% and 39%, respectively, as compared to the same periods in 2020, and client payment processing and administrative fees of 39% and 43%, respectively, as compared to the same periods in 2020.
Marketplace revenue grew more slowly than GSV from our marketplace offerings, and for the three and nine months ended September 30, 2021, our marketplace take rate was 13.2% and 13.3%, respectively, as compared to 13.6% for the same periods in 2020. This trend was the result of a few factors. In particular, we have seen the initial client cohorts following the start of the COVID-19 pandemic mature into higher value clients and continue to increase their spend with particular freelancers, which resulted in a higher mix of freelancers at the lower rates of our tiered service fee structure. Additionally, in the fourth quarter of 2020, to drive GSV, we increased the number of free “Connects” (virtual tokens that allow freelancers to bid on projects on our platform) issued to freelancers, which drove revenue and GSV but also resulted in freelancers purchasing fewer Connects and memberships during the three and nine months ended September 30, 2021, which resulted in slightly lower revenue as a percentage of GSV during the three and nine months ended September 30, 2021.
For the three and nine months ended September 30, 2021, managed services revenue increased as a result of increased spend from existing clients. For the three and nine months ended September 30, 2021, managed services revenue grew at a slower rate than our marketplace revenue.
Cost of Revenue and Gross Margin

(in thousands, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change		2021	2020	Change
Cost of revenue	$34,933	$26,596	$8,337	31%	$98,457	$75,489	$22,968	30%
Components of cost of revenue:
Cost of freelancer services to deliver managed services	8,189	7,093	1,096	15%	23,192	21,327	1,865	9%
Other components of cost of revenue	26,744	19,503	7,241	37%	75,265	54,162	21,103	39%
Total gross margin	73%	73%			73%	72%
For the three and nine months ended September 30, 2021, cost of revenue increased primarily as a result of increases in payment processing fees of $5.9 million and $17.2 million, respectively, as compared to the same periods in 2020, primarily due to increased client spend, as well as increases in cost of freelancer services to deliver managed services resulting from increases in managed services revenue for the three and nine months ended September 30, 2021, as compared to the same periods in 2020. Additionally, for the nine months ended September 30, 2021, third-party hosting costs increased $1.6 million, as compared to the same period in 2020, driven by our use of two Amazon Web Services, which we refer to as AWS, data centers during the period as we complete our migration from the AWS facility in California to the AWS facility in Oregon.
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
Research and Development

(in thousands, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change		2021	2020	Change
Research and development	$30,873	$20,833	$10,040	48%	$85,610	$60,728	$24,882	41%
Percentage of total revenue	24%	22%			23%	23%
For the three and nine months ended September 30, 2021, research and development expense increased primarily due to our ongoing and significant investments to build new product features and launch new offerings. Specifically, investments we made to increase the size of our research and development workforce resulted in increases in personnel-related costs of $6.3 million and $17.5 million, respectively, as compared to the same periods in 2020, as well as increases in software licenses and other costs of $1.0 million and $2.0 million, respectively. Additionally, during the three and nine months ended September 30, 2021, we capitalized less internal-use software and platform development costs than in the third quarter of 2020, when we capitalized an incremental $1.2 million.
We believe continued investments in research and development are important to attain our strategic objectives, and we expect research and development expense to increase in absolute dollars in future periods, although this expense, expressed as a percentage of total revenue, may vary from period to period.
Sales and Marketing

(in thousands, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change		2021	2020	Change
Sales and marketing	$43,192	$33,577	$9,615	29%	$128,613	$98,695	$29,918	30%
Percentage of total revenue	34%	35%			35%	37%
For the three and nine months ended September 30, 2021, sales and marketing expense increased primarily due to increases in marketing and brand awareness campaigns of $5.9 million and $22.4 million, respectively, as compared to the same periods in 2020, as well as increases in personnel-related costs of $2.4 million and $5.8 million, respectively.
In an effort to further our acquisition of, and achieve increased spend from, clients, we will continue to invest in marketing and brand awareness, and, to a lesser extent, sales. In particular, we expect to increase our investment in brand marketing beginning in the fourth quarter of 2021 and expand our sales team beginning toward the end of the fourth quarter of 2021.

General and Administrative

(in thousands, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change		2021	2020	Change
General and administrative	$26,083	$18,047	$8,036	45%	$81,969	$52,973	$28,996	55%
Percentage of total revenue	20%	19%			22%	20%
For the three and nine months ended September 30, 2021, general and administrative expense increased primarily due to increases in personnel-related costs of $7.6 million and $20.6 million, respectively, as compared to the same periods in 2020, primarily because of increased stock-based compensation expense related to executive compensation arrangements. Additionally, for the nine months ended September 30, 2021, we incurred an impairment charge of $7.4 million related to certain of our operating lease assets and associated property and equipment.
To achieve our strategic objectives, we expect to continue to invest in corporate infrastructure. Additionally, we recently shifted to a flexible work model for our workforce and are evaluating our current need for office space. As a result, we may determine to either close or sublease certain of our other offices, either of which could result in further impairment charges being recognized in general and administrative expense.
Provision for Transaction Losses

(in thousands, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change		2021	2020	Change
Provision for transaction losses	$1,377	$724	$653	90%	$3,701	$2,654	$1,047	39%
Percentage of total revenue	1%	1%			1%	1%
For the three and nine months ended September 30, 2021, provision for transaction losses represented 1% of total revenue. We expect provision for transaction losses to approximate 1% of revenue and to increase proportionally as GSV grows.
Interest Expense and Other (Income) Expense, Net

(in thousands, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change		2021	2020	Change
Interest expense	$746	$152	$594	391%	$1,055	$640	$415	65%
Other (income) expense, net	222	(452)	674	(149)%	161	31	130	419%
For the three and nine months ended September 30, 2021, interest expense increased as a result of the $575.0 million aggregate principal amount of 0.25% convertible senior notes due 2026 that we issued in a private offering in August 2021, which we refer to as the Notes. See “Note 7—Debt” of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information. For the three and nine months ended September 30, 2021, other expense, net was driven by net foreign currency transaction losses.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents and marketable securities, including the net proceeds from the sale of the Notes. Our cash equivalents and marketable securities primarily consist of money market funds, commercial paper, U.S. government securities, corporate bonds, and asset-backed securities. As of September 30, 2021 and December 31, 2020, we had $600.1 million and $94.1 million in cash and cash equivalents, respectively. As of September 30, 2021 and December 31, 2020, we had $96.8 million and $75.6 million in marketable securities, respectively.
We believe our existing cash and cash equivalents, marketable securities, and cash flow from operations (in periods in which we generate cash flow from operations) will be sufficient to meet our working capital requirements for at least the next 12 months. To the extent existing cash and cash equivalents, cash from marketable securities, and cash from operations (in periods in which we generate cash flow from operations) are insufficient to fund our working capital requirements, or should we require additional cash for other purposes, we will need to raise additional funds. In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements, as we did in the third quarter of 2021. If we raise additional funds by issuing equity or equity-linked securities, the ownership and economic interests of our existing stockholders will be diluted. If we raise additional financing by incurring additional indebtedness, we will be subject to additional debt service requirements and could also be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could also be unfavorable to our equity investors. There can be no assurances that we will be able to raise additional capital on terms we deem acceptable, or at all. The inability to raise additional capital as and when required would have an adverse effect, which could be material, on our results of operations, financial condition and ability to achieve our business objectives.
We also believe that our principal sources of liquidity will allow us to manage the impact of the COVID-19 pandemic on our business operations for the foreseeable future, which could include reductions in revenue and delays in payments from users, as further described below in “Risk Factors—Our business experienced, and may again experience, an adverse impact from the ongoing COVID-19 pandemic. In addition, users may reduce their use of our work marketplace as the pandemic continues to subside and the restrictions intended to prevent its spread are relaxed or lifted” in Part II, Item 1A in this Quarterly Report. The challenges posed by the COVID-19 pandemic on our business are expected to continue to evolve. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to the COVID-19 pandemic.
Escrow Funding Requirements
As a licensed internet escrow agent, we offer escrow services to users of our work marketplace and, as such, we are required to hold our users’ escrowed cash and in-transit cash in trust as an asset and record a corresponding liability for escrow funds held on behalf of freelancers and clients on our balance sheet. We expect the balances of our funds held in escrow, including funds held in transit, and the related liability to grow as GSV grows and may vary from period to period. Escrow regulations require us to fund the trust with our operating cash to cover shortages due to the timing of cash receipts from clients for completed hourly billings. Freelancers submit their billings for hourly contracts to their clients on a weekly basis every Sunday, and the aggregate amount of such billings is added to escrow funds payable to freelancers on the same day. As of each Sunday of each week, we have not yet collected funds for hourly billings from clients as these funds are in transit. Therefore, in order to satisfy escrow funding requirements, every Sunday we fund the shortage of cash in trust with our own operating cash and typically collect this cash shortage from clients within the next several days. As a result, we expect our total cash and cash flows from operating activities to be impacted when a quarter ends on a Sunday. As of September 30, 2021 and December 31, 2020, funds held in escrow were $172.7 million and $135.0 million, respectively.
Term and Revolving Loans
In September 2017, we entered into a Loan and Security Agreement, as amended, which we refer to as the Loan Agreement. Under the Loan Agreement, the aggregate amount of the facility was up to $49.0 million, consisting of a term loan in the original principal amount of $15.0 million, which we refer to as the First Term Loan, a term loan in the original principal amount of $9.0 million, which we refer to as the Second Term Loan, and, together with the First Term Loan, as the Term Loans, and a revolving line of credit, which permitted borrowings of up to $25.0 million subject to customary conditions. The First Term Loan was scheduled to mature in March 2022, and the Second Term Loan and revolving line of credit were scheduled to mature in September 2022. All borrowings under the Loan Agreement bore interest at floating rates.
On August 5, 2021, we entered into an agreement, which we refer to as the Payoff Agreement, with our lender to fully repay the remaining outstanding principal amounts plus accrued and unpaid interest outstanding under our Term Loans and terminate the Loan Agreement. There were no amounts outstanding under our line of credit as of August 5, 2021. Pursuant to the Payoff Agreement, the final repayment on the Term Loans totaled $5.8 million, and as of August 5, 2021, the Loan Agreement, including the Term Loans and the revolving line of credit, was terminated. As of September 30, 2021, no amounts remained outstanding under the Loan Agreement. We were in compliance with our covenants under the Loan Agreement as of December 31, 2020.

During the three and nine months ended September 30, 2021, we repaid $3.8 million and $6.3 million related to the First Term Loan, respectively, and $3.2 million and $4.5 million related to the Second Term Loan, respectively. During the three and nine months ended September 30, 2020, we repaid $1.3 million and $3.8 million related to the First Term Loan, respectively, and $0.6 million and $1.9 million related to the Second Term Loan, respectively. As of September 30, 2021 and December 31, 2020, no amounts were outstanding on the revolving line of credit.
Convertible Senior Notes Due 2026
On August 10, 2021, we issued the Notes pursuant to an Indenture between us and Wells Fargo Bank, National Association, as trustee, which we refer to as the Indenture.
The Notes are senior, unsecured obligations and will bear interest at a rate of 0.25% per year, payable semiannually in arrears, and are due August 15, 2026. Upon conversion, we have an option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. The net proceeds from the issuance of the Notes were approximately $560.1 million, after deducting debt issuance costs. We used approximately $49.4 million of the net proceeds from the Notes offering to pay the cost of the Capped Calls (as defined below). We intend to use the remainder of the net proceeds from the offering for general corporate purposes, including marketing, brand awareness and sales, and which may include working capital, capital expenditures, and investments in and acquisitions of other companies, products or technologies that we may identify in the future.
Capped Calls
In connection with the issuance of the Notes, we used approximately $49.4 million of the net proceeds from the issuance of the Notes to enter into privately negotiated capped call transactions, which we refer to as the Capped Calls, with various financial institutions. The Capped Calls are expected generally to reduce the potential dilution to our common stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price.
The initial cap price of the Capped Calls is $92.74 per share of common stock, subject to certain customary adjustments under the terms of the Capped Calls. See “Note 7—Debt” of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding the Notes and the Capped Calls.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$23,284	$13,412
Net cash provided by (used in) investing activities	(26,114)	7,008
Net cash provided by financing activities	546,975	39,684
Net increase in cash, cash equivalents, and restricted cash(1)	$544,145	$60,104
(1) Includes increases in funds held in escrow, including funds in transit of $37.6 million and $19.4 million during the nine months ended September 30, 2021 and 2020, respectively.
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

For the nine months ended September 30, 2021, net cash provided by operating activities was $23.3 million, which resulted from non-cash charges of $61.1 million, offset by a net loss of $33.7 million and net cash outflows of $4.1 million from changes in operating assets and liabilities. The change in operating assets and liabilities primarily resulted from the increase in trade and client receivables. Due to fluctuations in revenue and the number of transactions on our platform, coupled with fluctuations in the timing of cash receipts from clients, our trade and client receivables will likely continue to fluctuate in the future.
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
Investing Activities
For the nine months ended September 30, 2021, net cash used in investing activities was $26.1 million, which was primarily a result of investing $108.8 million in various marketable securities, as well as $4.2 million of internal-use software and platform development costs that we paid during the period, partially offset by proceeds from maturities of marketable securities of $87.5 million.
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
Financing Activities
For the nine months ended September 30, 2021, net cash provided by financing activities was $547.0 million, which resulted primarily from proceeds from the Notes, net of debt issuance costs, of $560.1 million, an increase in escrow funds payable of $37.6 million, cash received from stock option exercises of $6.6 million, and proceeds received from our employee stock purchase plan of $2.7 million, partially offset by purchases of the Capped Calls of $49.4 million and repayments of borrowings on debt of $10.8 million.
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
Obligations and Other Commitments
Our principal commitments consist of obligations under our non-cancellable operating leases for office space and the Notes. The following table summarizes our contractual obligations as of September 30, 2021 (in thousands):

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Leases(1)	$28,123	$6,542	$13,368	$4,567	$3,646
Convertible senior notes(2)	575,000	—	—	575,000	—
Total contractual obligations	$603,123	$6,542	$13,368	$579,567	$3,646
(1)Represents minimum operating lease payments under operating leases for office facilities, excluding potential lease renewals and tenant improvement allowances.
(2)Refer to “Note 7—Debt” of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.

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
As of September 30, 2021 and December 31, 2020, we had accrued liabilities related to uncertain non-income tax positions based on management’s best estimate of its liability, which are reflected on our condensed consolidated balance sheets. We could be subject to examination in various jurisdictions related to income and non-income tax matters. The resolution of these types of matters, giving recognition to the recorded reserve, could have an adverse impact on our business.
Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any relationships with other entities or financial partnerships such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Interest Rate Risk
The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not make investments for trading or speculative purposes. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Borrowings under the Notes have a fixed interest rate. Borrowings under the Loan Agreement had variable interest rates. As of September 30, 2021, we had $575.0 million aggregate principal amount of borrowings outstanding under the Notes. As of December 31, 2020, we had $10.8 million aggregate principal amount of borrowings outstanding under our Loan Agreement. We do not believe that a hypothetical increase or decrease in interest rates of 100 basis points would have a material impact on our operating results or financial condition.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, as of September 30, 2021. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, which we refer to as the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•We have experienced growth in recent periods and expect to continue to invest in our growth for the foreseeable future. If we are unable to maintain similar levels of growth or manage our growth effectively, our business, revenue and profits, and financial condition could be adversely affected.
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
•Our sales efforts are increasingly primarily targeted at large enterprise, global account, and mid-market clients, and as a result we may encounter greater pricing, implementation, and customization challenges, and we may incur additional costs, each of which could adversely impact our business and operating results.
•Users circumvent our work marketplace, which adversely impacts our business.
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
•Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition, and results of operations and impair our ability to satisfy our obligations under the Notes.
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
The size of our community of users, including both freelancers and clients, is critical to our success. Our ability to achieve significant growth in revenue in the future will depend, in large part, upon our ability to attract new users, including large enterprise, global account, and mid-market clients, as well as freelancers that meet the criteria sought by such clients, to, and retain existing users on, our work marketplace. Moreover, if we retain users but they do not transact at the rates we expect, our growth will be negatively impacted. Achieving growth in, and retention of, our community of users may require us to increasingly engage in sophisticated, costly, and lengthy sales and marketing and internationalization or localization efforts that may not result in additional users that transact on our work marketplace or effectively retain our current users that transact on our work marketplace, or may not do so in a cost-effective manner. For example, since 2019, we have made significant investments in sales and marketing to acquire new clients and drive brand awareness, and we expect to increase our investment in brand marketing beginning in the fourth quarter of 2021 and to a lesser extent, we also plan to increase our investment in sales by expanding our sales team beginning toward the end of the fourth quarter of 2021. We may also modify our pricing model, or introduce new or modify existing offerings or other services and features to attract and retain such users. Such actions may not have the intended effect of attracting and retaining users at the levels we anticipated and may have unintended negative consequences, such as a loss of users or a reduction of user activity or spend on our work marketplace. For example, in 2019 and the first half of 2020, we experienced a decline in client spend retention, which we believe was related to the launch of our U.S.-to-U.S. domestic marketplace offering in the second half of 2017. In addition, there can be no assurance that our investment in sales and marketing will result in increased clients and revenues.
In addition, as discussed below, the COVID-19 pandemic and the resulting global macroeconomic downturn and uncertainty adversely affected our business for a period of time, and may adversely affect it again, including to the extent the pandemic worsens in regions in which a large number of freelancers are located. In particular, the increases in user acquisition that we have experienced due in part to the shift toward remote work as a result of the COVID-19 pandemic may slow or decline as the impact of the COVID-19 pandemic continues to subside and users return more frequently to physical offices or are otherwise no longer subject to restrictions related to the COVID-19 pandemic.
If we fail to attract new users, new users fail to transact at the rates we expect, or we fail to maintain or increase activity by existing users in a cost-effective manner or at all, our revenue will grow more slowly than expected or may decline and our business will be adversely impacted.
Freelancers have many different ways of marketing their services, securing clients, and obtaining payments from clients, including advertising to, and engaging with, prospective clients through other online or offline platforms and methods, signing up for online or offline third-party agencies and staffing firms, using other payment services, or finding employment directly with a business. If we fail to attract new freelancers, including freelancers located in specific geographic regions from which clients are seeking to engage remote freelancers, freelancers decrease their use of, or cease using, our work marketplace or prefer to take remote employment opportunities that are increasingly available as a result of the shift to remote work, the quality or types of services provided by freelancers that use our work marketplace are not satisfactory to clients, or freelancers increase their fees for services more than clients are willing to pay, clients may decrease their use of, or cease using, our work marketplace and our revenue may be adversely impacted.
Clients have similarly diverse options to find and engage service providers, such as finding service providers through other online or offline platforms or through staffing firms and agencies, engaging service providers directly, using other talent sourcing services, or hiring temporary, full-time, or part-time employees directly or through an agency.
Beginning in the second half of 2019, we began evolving our offerings, products, brand positioning, and marketing to better address large enterprise, global account, and mid-market prospects and clients with larger, longer-term talent needs. And more recently, in the wake of the COVID-19 pandemic, we have prioritized our advertising, marketing, and certain product development efforts to reach those new and existing clients seeking to engage with remote freelancers in light of the acceleration in the shift toward remote work, due in part to the COVID-19 pandemic. The evolution of these and other efforts, either individually or in the aggregate, may not be successful in producing sales or growing client spend from these target clients, and in the event these efforts result in the loss of or reduction in spend by other clients that is not offset by increased activity from these target clients, they may result in a temporary or long-term deceleration in GSV growth. In addition, any increase in user acquisition resulting from the COVID-19 pandemic may slow or decline as the impact of the COVID-19 pandemic continues to subside.
Users can generally decide to cease using our work marketplace and related services at any time. Users may stop using our work marketplace and related services if the quality of the user experience on our work marketplace, including our support capabilities, does not meet their expectations or keep pace with the quality of the user experience generally offered by competitive products and services. Users may also choose, and in the past have chosen, to cease using our work marketplace if they perceive that our pricing model, including associated fees, is not in line with the value they derive from our work marketplace, or for other reasons, including cost-cutting measures. Moreover, as discussed below in the risk factor titled “Users circumvent our work marketplace, which adversely impacts our business,” users circumvent the payment services on our work marketplace and freelancers receive payment directly or through another service, which is likely to happen more frequently during a macroeconomic downturn, as users may be more cost sensitive during such period. In addition, expenditures by clients may be cyclical and may reflect overall macroeconomic conditions or budgeting patterns.
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
Any decrease in the attractiveness of our work marketplace, failure to retain users, or reduced spending by clients could lead to decreased activity, diminished network effects, or a drop in GSV on our work marketplace, which could adversely affect our business, revenue, financial condition, and operating results. We expect our GSV to fluctuate between periods due to a number of factors, including seasonality in the labor market, the volume and characteristics of projects that are posted by clients on our work marketplace, such as size, duration, pricing, and the availability and qualification of freelancers to complete client projects, and other factors.
If users stop using, or reduce their use of, our work marketplace and related services for any reason, including the foregoing reasons, our revenue and business would be adversely affected.
We have experienced growth in recent periods and expect to continue to invest in our growth for the foreseeable future. If we are unable to maintain similar levels of growth or manage our growth effectively, our business, revenue and profits, and financial condition could be adversely affected.
We have experienced growth in a relatively short period of time. For example, our total revenue for the nine months ended September 30, 2021 was $365.9 million, representing a period-over-period growth rate of 37% over the same period in 2020. This revenue growth was due in part to the shift toward remote work resulting from the COVID-19 pandemic and therefore may not be indicative of future growth. For example, future period-over-period revenue growth rates, when compared against the third and fourth quarters of 2020 and the quarterly and full-year results of 2021, may fail to meet the expectations of investors or securities analysts given the accelerated revenue growth experienced during such periods due to the COVID-19 pandemic and the resulting increased adoption of remote work and reduced seasonality experienced during such periods. Moreover, typical seasonality in the labor market may be exaggerated (for example, extended vacations during the summer and holiday seasons) as the COVID-19 pandemic subsides and the restrictions intended to prevent its spread are relaxed or lifted, which may further impact period-over-period revenue growth rates. Sustaining our growth will place significant demands on our management as well as on our administrative, operational, and financial resources. To manage our growth, we must continue to improve our operational, financial, and management information systems and processes; expand, motivate, retain, and effectively manage and train our workforce; and effectively collaborate with our third-party partners, all of which can be more difficult with an increasingly remote workforce. If we are unable to manage our growth successfully without compromising our quality of service or our profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, operating results, financial condition, and ability to successfully market our work marketplace and serve our users could be adversely affected.

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
The COVID-19 pandemic adversely impacted our business for a period of time and has resulted in reductions in demand for our products and services by some of our clients, including small- and medium-sized business clients, which have been most impacted by the resulting macroeconomic downturn and uncertainty and from which we derive a substantial portion of our GSV and revenue. Conversely, beginning in 2020 we experienced an increase in GSV and revenue growth driven by an acceleration in the shift toward remote work, due in part to the COVID-19 pandemic. These positive impacts may not continue following the COVID-19 pandemic and the relaxation or lifting of restrictions intended to prevent its spread. Moreover, typical seasonality in the labor market may be exaggerated (for example, extended vacations during the summer and holiday seasons) as the COVID-19 pandemic subsides and the restrictions intended to prevent its spread are relaxed or lifted, which may negatively impact our GSV and revenue growth.
The extent to which the ongoing COVID-19 pandemic will adversely affect our business, financial condition, results of operations, and cash flow will depend on future developments, which are highly uncertain and cannot reasonably be predicted with confidence at this time, including the duration, spread, and severity of the outbreak, or the occurrence of additional “waves” of the outbreak; the emergence of variant strains of the virus; the availability, utilization, and efficacy rates of vaccinations; government responses to the pandemic and potential restrictions on our business and the businesses of our users; the impact of the pandemic on the U.S. and global economies and demand for our offerings; how quickly and to what extent normal economic and operating conditions resume; and the reaction of users and potential users to these developments, among others. The potential impacts of such developments include, but are not limited to:
•decline or reduction in demand on our work marketplace, resulting in lower GSV and revenue growth, during and following relaxation or lifting of restrictions intended to prevent the spread of COVID-19, including the impact of resulting exaggerated seasonality;
•reduced client spend on our products and services;
•diminished ability to acquire new clients, particularly large enterprise, global account, and mid-market clients;
•increased competition as new competitors enter our market segment due to the accelerated shift toward remote work;
•increased costs or reduced revenue as a result of marketing and promotional efforts;
•increased risk of data breach or cybersecurity incidents as a result of additional workers accessing corporate systems remotely;
•increased risk of fraud, cybersecurity attacks, or other illegal activity conducted by bad actors seeking to take advantage of our users or us due to the uncertainty around the COVID-19 pandemic;
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
Although the COVID-19 pandemic did not have a material adverse impact on our financial results for the year ended December 31, 2020 or the nine months ended September 30, 2021, the rapidly changing market and macroeconomic conditions caused by the COVID-19 pandemic have impacted the business of many of our clients, which resulted in a reduction in spend on our work marketplace for some of those affected clients. There can be no assurance that the positive impacts from the COVID-19 pandemic, such as increased client acquisitions, increased client spend, and increased client retention, will continue to offset those parts of our business that have been adversely impacted. Many of these risk factors are unpredictable and outside of our control, and any of these factors could amplify the other risks and uncertainties described elsewhere in this Quarterly Report. It is uncertain what impact that the various legislative and other government responses being undertaken in the United States and other countries, including with respect to the approval and distribution of vaccines, in which our users are located will have on the economy, our industry, our partners, our users, and our company. In connection with the COVID-19 pandemic, we have also implemented measures to protect the health of our workforce, including by adopting a flexible work model for our workforce that we believe will result in most of our employees working remotely even after the pandemic is over. These measures may negatively impact the health and safety of our employees, impact workforce productivity, increase the risk of data security breaches and other privacy and security incidents, and may cause other disruptions to our business. As and to the extent offices reopen, our efforts to comply with applicable health guidelines may not prove sufficient to protect the health of our employees and other visitors to our offices, and our adoption of these measures may adversely affect our business operations. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business. For example, any increase in client acquisition due to the shift toward remote work as a result of the COVID-19 pandemic may slow or decline as the impact of the COVID-19 pandemic continues to subside and users are no longer subject to restrictions intended to prevent the spread of COVID-19.
We face payment and fraud risks that could adversely impact our business.
Our work marketplace systems and controls relating to customer identity verification, user authentication, and fraud detection are complex. If such systems and controls are not effective, our work marketplace may be perceived as not being secure, our reputation may be harmed, we may face regulatory action, and our business may be adversely impacted. In addition, bad actors around the world use increasingly sophisticated methods to engage in illegal activities involving personal information, such as unauthorized or fraudulent use of another’s identity, payment information, or other information; misrepresentation of the user’s identity, location, or skills, including using accounts that they have purchased, borrowed, or leased; and the improper acquisition or use of credit or debit card details and banking or other payment account information. These types of illegal activities may increase as platforms like ours gain more prominence, including due to the ongoing shift toward remote work or in the event of a macroeconomic downturn, as bad actors seek to take increasing advantage of us or our users. This conduct on our website could result in any of the following, each of which could adversely impact our business:
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
We recently evolved, and will continue to evolve, our sales, marketing, and brand positioning efforts, as well as our business strategy. Recently we have undertaken a rebranding effort and expanded our focus on large enterprise, global account, mid-market, and other clients with larger, longer-term talent needs. In an effort to better serve this market segment, in recent years we have expanded our Upwork Enterprise offering, and, in 2019, launched our Upwork Business offering, both of which were designed to help enterprises and other larger businesses connect with freelancers and provide these larger clients with additional products and services. We also continue to develop our current offerings and create and test additional offerings, features, and services to serve this and other market segments. We regularly launch new offerings such as “Project Catalog,” a feature through which freelancers can market pre-scoped projects easily purchased via a click-and-buy experience. Creating new offerings is expensive and time consuming, diverts the attention of our management, and not all offerings achieve market acceptance at the levels we expect and therefore may not be cost-effective to maintain. For example, in the fourth quarter of 2020, we decided that it was no longer cost-effective for our sales team to sell our Upwork Business offering. This decision resulted in a reduction in force of approximately one-third of our sales employees in November 2020. Moreover, if an offering does not achieve sufficient market acceptance or otherwise does not achieve its intended effect, we may expend additional resources and divert the attention of management to implement modifications in an effort to improve the offering, and these efforts may not be successful.
Changes in our offerings and pricing, and the continued evolution of our business strategy and related pricing, subject us to a number of uncertainties, including our ability to plan for and model future growth and make accurate projections regarding our future performance. Our historical revenue growth should not be considered indicative of our future performance. In particular, there can be no assurance that our increased revenue growth due in part to the shift toward remote work resulting from the COVID-19 pandemic will continue during or following the relaxation or lifting of restrictions intended to prevent the spread of COVID-19. We have encountered, and will continue to encounter, risks, difficulties, and uncertainties frequently experienced by growing companies in rapidly changing industries, including our ability to achieve market acceptance of our work marketplace and offerings and attract and retain users, as well as increasing competition and expenses as we continue to grow our business. In addition, we have in the past seen, and may in the future see, unexpected or unintended negative effects, as a result of changes to our pricing model, products and offerings, and sales, brand positioning, and marketing efforts, including a failure to attract and retain quality freelancers or attract new clients that spend on our work marketplace or the loss of spend from existing clients. For example, in 2019 and the first half of 2020, we experienced a decline in client spend retention, which we believe was related to the launch of our U.S.-to-U.S. domestic marketplace offering in the second half of 2017. Also, in 2016, we implemented a significant change to our pricing model, which, for a period of time following the pricing change, contributed to GSV growing at a faster rate than revenue. We cannot ensure that we will be successful in addressing these and other challenges we may face in the future, and our business may be adversely affected if we do not manage these challenges successfully.
Changes to our pricing model have in the past adversely affected, and could in the future adversely affect, our business.
We implemented a significant change to our pricing model in 2016, which, for a period of time following the change, contributed to GSV growing at a faster rate than revenue. From time to time we have made, and will continue to make, other changes, including in 2019 when we launched new paid membership types for clients and new Connects pricing for freelancers, which resulted in user dissatisfaction and negatively impacted fill rates for projects on our work marketplace. From time to time, we will make further changes to our pricing model, including with respect to Connects, due to a variety of reasons, including due to changes to the market for our products and services or our business strategy, as new competitors enter our market segment, as we introduce or refine our offerings, as competitors introduce new products and services, and to grow our user base. Changes to any components of our pricing model have in the past, and may continue to, among other things, result in user dissatisfaction, lead to a loss of users on our work marketplace, result in a change to the way we recognize revenue, reduce the amount of revenue we generate as a percentage of GSV, reduce the rate or size of projects that get posted or completed on our work marketplace, negatively impact fill rates for projects on our work marketplace, or otherwise negatively impact our reputation, operating results, financial condition, and cash flows.
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
•we may choose to cease doing business with our payment partners for a number of reasons, including as a result of their failure to comply with applicable payment or banking regulations or due to allegations of fraud or other impropriety by them or their third-party partners;
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
There is significant competition for sales personnel with the skills and technical knowledge required to maintain a productive and efficient sales force. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, effectively deploying, and retaining sufficient numbers of sales and sales support personnel to support our growth. It is difficult to find, and we may be unable to retain, a sufficient number of sales personnel with the specific skills and technical knowledge needed to sell our Upwork Enterprise and other premium offerings. Furthermore, hiring and effectively deploying sales personnel, particularly in new markets, is complex and requires additional costs that we may not recover if the sales personnel fail to achieve full productivity. Even if we are able to hire qualified sales personnel, doing so may be costly and lengthy, as new sales personnel require significant training and can take a number of months to achieve full productivity. In addition, new sales personnel do not always achieve productivity milestones within the timelines that we have projected, negatively impacting our ability to achieve our long-term financial projections associated with such personnel. Not all of our sales personnel and planned hires have or will become productive, or do so as quickly as we expect. When our new sales personnel do not become fully productive on the timelines that we have projected, or at all, our revenue will not increase at anticipated rates, or at all, and our ability to achieve long-term projections may be negatively impacted. The COVID-19 pandemic and restrictions intended to prevent its spread adversely affected the productivity of our sales force for a period of time, and may adversely affect it again as the COVID-19 pandemic continues to subside, as the productivity of our sales force may diminish as users return more frequently to physical offices or are otherwise no longer subject to restrictions related to the COVID-19 pandemic. If our sales personnel are not successful in obtaining new business or increasing sales to our existing user base, our business and results of operations will be adversely affected.
Our revenue growth depends in part on the success of our strategic relationships with third parties and their continued performance.
To grow our business, we need to continue to establish and maintain relationships with third parties, such as staffing providers, banks, software and technology vendors, and payment processing and disbursement providers. For example, we work with third-party staffing providers, upon which we are dependent to support our employment offering, Upwork Payroll. As our agreements with third-party partners terminate or expire, we may be unable to renew or replace these agreements on favorable terms, or at all. Moreover, we cannot guarantee that the parties with which we have strategic relationships will continue to offer the services for which we rely on them at economically reasonable terms or at all, devote the resources necessary to expand our reach, increase our distribution, or support an increased number of users and associated use cases. Our dependence on any single third-party supplier increases when our supply of a particular service is more heavily concentrated with that third-party. Some of our strategic partners offer, or could offer, competing products and services or also work with our competitors, the likelihood of which may increase due to the ongoing shift toward remote work. As a result of these factors, many of our third-party partners may choose to develop or support alternative products and services in addition to, or in lieu of, our work marketplace, either on their own or in collaboration with others, including our competitors. If we are unsuccessful in establishing or maintaining our relationships with third parties on favorable terms, our ability to compete or to grow our total revenue could be impaired and our operating results may be adversely impacted. Even if we are successful in establishing and maintaining these relationships with third parties on favorable terms, we cannot ensure that these relationships will result in increased usage of our work marketplace or increased revenue.
Our business model subjects us to disputes with or between users of our work marketplace.
Our business model involves enabling connections between freelancers and clients that contract directly through our work marketplace. Freelancers and clients are free to negotiate any contract terms they choose, but we also provide optional service contract terms that they can elect to use. Disputes sometimes arise between freelancers and clients with regard to their contract terms, work relationship, or otherwise, including with respect to service standards, payment, confidentiality, work product, and intellectual property ownership and infringement. These disputes may occur more frequently during a macroeconomic downturn. If either party believes the contract terms were not met, our standard terms and some individually negotiated services agreements provide a mechanism for the parties to request assistance from us, and, for some contracts, if that is unsuccessful, they may choose to resolve the dispute with the help of a third-party arbitrator. Whether or not freelancers and clients decide to seek assistance from us, if these disputes are not resolved amicably, the parties might escalate to formal proceedings, such as by filing claims with a court or arbitral authority. Given our role in facilitating and supporting these arrangements, claims are sometimes brought against us directly as a result of these disputes and freelancers or clients bring us into any claims filed against each other, particularly when the other user is insolvent or facing financial difficulties. Through our terms of service and services agreements for premium services, we disclaim responsibility and liability for any disputes between users (except with respect to specified dispute assistance programs and services); however, we cannot guarantee that these terms will be effective in preventing or limiting our involvement in user disputes or that these terms will be enforceable or otherwise effectively prevent us from incurring liability as a result of disputes between users. In addition, from time to time users assert claims against us regarding their experience on our work marketplace, including related to their search ranking results, their feedback ratings, our advertising or marketing, our dispute resolution process, or admission or non-admission to the work marketplace or other programs and badges, including those designed to highlight successful freelancers. Moreover, for some premium services, we provide enhanced services and assistance with respect to disputes over work product, and clients or freelancers may pursue claims against us if they are not satisfied with those enhanced services. Disputes between clients and freelancers and between users and our company may become more frequent based on conditions outside our control, such as a macroeconomic downturn. Such disputes, or any increase in the number of disputes, may result in an adverse effect on our company, such as a loss of goodwill with users, reputational harm, lost GSV and revenue, and an increase in costs to us. Even if these claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could result in legal, settlement, or other financial costs; divert the resources of our management; and adversely affect our business and operating results.
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
There have been, and may continue to be, changes in our management team resulting from the hiring or departure of executives. For example, effective January 1, 2020, Hayden Brown took the position of President and Chief Executive Officer and in August 2020, we announced that our prior Chief Financial Officer was resigning from this position and that Jeff McCombs would be appointed as our Chief Financial Officer. We have made, and may continue to make, other changes that have been and will be disruptive to our personnel, such as the reduction of a portion of our sales force in November 2020 and reorganizations of reporting lines of our workforce. These changes have resulted, and future personnel changes may result, in increased attrition or reduced productivity of our personnel, including senior management and key personnel, stemming from organizational restructuring, as new reporting relationships are established, and as other companies may increasingly target our executives and other key personnel. Any such changes may also result in a loss of institutional knowledge, cause disruptions to our business, or distract or result in diminished morale in, or the loss of, workers.
Our future success also depends on our continuing ability to retain, attract, train, and integrate highly skilled personnel, including software engineers and sales personnel. We face intense competition for qualified personnel from numerous software and other technology companies. In addition, competition for qualified personnel, particularly software engineers, is particularly intense. This competition has become exacerbated by the increase in employee resignations currently taking place throughout the United States as a result of the COVID-19 pandemic, which is commonly referred to as the “great resignation.” We may not be able to retain our current key personnel or attract, train, integrate, or retain other highly skilled personnel in the future, all of which may be more difficult given our shift to a flexible work model for our workforce. We may incur significant costs to attract and retain highly skilled personnel, we may lose employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them, and our succession plans may be insufficient to ensure business continuity if we are unable to retain key personnel or were to lose a significant portion of our personnel. To the extent we move into new geographies, including internationally, we would need to attract and recruit skilled personnel in those areas.
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
In connection with our Upwork Enterprise offering, and for certain legacy clients, we advance payments to freelancers for invoiced services on behalf of the client and subsequently invoice the client for such services. In addition, in certain instances, we will advance payment on a freelancer invoice if the client issues a chargeback or their payment method is declined and the freelancer assigns us the right to recover any funds from the client. From time to time, clients fail to pay for services rendered by a freelancer, and as a result, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the applicable agreement or our terms of service, including through arbitration or litigation. Furthermore, some clients may seek bankruptcy protection or other similar relief and fail to pay amounts due, or pay those amounts more slowly, either of which could adversely affect our operating results, financial position, and cash flow. All of these risks are made more likely during a macroeconomic downturn and could result in increased costs to us as we advance payments to freelancers and seek to compel payment from our clients.

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
•issue additional equity or convertible debt securities that would dilute our stockholders’ ownership interest;
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of The Nasdaq Global Select Market, and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming, or costly, and increases demand on our systems and resources. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results.
In addition, changing laws, regulations, and standards relating to corporate governance, stockholder litigation, and public disclosure, including with respect to environmental, social, and cybersecurity matters, are creating uncertainty for public companies, increasing legal and financial compliance costs, making some activities more time-consuming, and increasing the likelihood and expense of litigation. We intend to continue to invest resources to comply with these evolving laws, regulations, and standards (or changing interpretations of them), which may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with these laws, regulations, and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected. Complying with the public company rules and regulations, and being subject to heightened likelihood of litigation, makes it more expensive for us to obtain director and officer liability insurance, the costs of which can fluctuate significantly from year-to-year due to general market conditions in obtaining such insurance, but in recent years have risen significantly, consistent with the increase in market rates. As a result, we may be required to accept reduced coverage, incur substantially higher costs to obtain coverage, or may be unable to obtain coverage on economically reasonable terms, or at all. These factors could also make it more difficult for us to attract and retain qualified executives and qualified members of our board of directors, particularly to serve on our audit, risk and compliance committee, our compensation committee, and our nominating and governance committee.
In addition, as a result of our disclosure obligations as a public company, we could face pressure to focus on short-term results, which may adversely affect our ability to achieve long-term profitability.
Our management team has limited experience managing a public company.
Most members of our management team, including Hayden Brown, our President and Chief Executive Officer, have limited experience managing a publicly traded company in the positions they currently hold, interacting with public company investors, managing significant regulatory oversight and reporting obligations and the continuous scrutiny of securities analysts and investors, and complying with the increasingly complex laws pertaining to public companies. These new obligations and constituents require significant attention from our management team and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and operating results.
Risks Related to Our Industry, Products, and Services
Because we derive the substantial majority of our revenue from our marketplace offerings—with most of our marketplace revenue derived from our Upwork Basic, Plus, and Enterprise offerings—our inability to generate revenue from our marketplace offerings would adversely affect our business operations, financial results, and growth prospects.
We derive, and expect to continue to derive in the near future, the substantial majority of our revenue from our marketplace offerings, with most of our marketplace revenue derived from our Upwork Basic, Plus, and Enterprise offerings. As such, market acceptance of our marketplace offerings, including new offerings, is critical to our continued success, and any failure of our marketplace offerings to meet users’ expectations with respect to user experience or the failure of specific features to be effective in attracting and retaining users could have a negative impact on our business. Demand for our marketplace offerings is affected by a number of factors beyond our control, including the timing and success of new products and services by our competitors, our ability to respond to technological change and to innovate and grow, contraction in our market, client spending patterns, freelancer activity levels, changes in adoption of remote work, macroeconomic effects, such as those resulting from the COVID-19 pandemic, and the other risks identified herein. If we are unable to meet user demands, to expand the categories of services offered on our work marketplace, or to achieve and maintain more widespread market acceptance of our marketplace offerings, our business operations, financial results, and growth prospects could be adversely affected.
We face intense competition and could lose market share to our competitors, which could adversely affect our business, operating results, and financial condition.
The market segment for freelancers and the clients that engage them is highly competitive, rapidly evolving, fragmented, and subject to changing technology, shifting needs, and frequent introductions of new competitors as well as new products and services. The level of competition within such market segment has intensified, and may intensify further, due to the ongoing shift toward remote work, macroeconomic uncertainty, and increased unemployment rates. We compete with a number of online and offline platforms and services domestically and internationally to attract and retain users and expand our share of user spend. Our main competitors fall into the following categories:
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
In addition, well-established internet companies, such as Google, LinkedIn, and Amazon, social media platforms, such as Facebook, and businesses that operate driving, delivery, and other commoditized marketplaces, such as Uber Technologies, have entered or may decide to enter into our market segment. Some of these companies have launched or may launch, or have acquired or may acquire companies or assets that offer products and services that directly compete with our work marketplace. For example, LinkedIn launched ProFinder in 2016 and Open for Business in 2019, and in 2021 launched a new offering called Services Marketplaces, each of which is a service to connect LinkedIn members with one another for freelance service relationships. Many of these established internet companies and other competitors are considerably larger than we are and have considerably greater financial and other resources than we do.
Internationally, we compete against online and offline channels and products and services in most countries. Local competitors, or competitors that have invested more in international expansion, might have greater brand recognition than us in other countries and a stronger understanding of local or regional culture and commerce. Some competitors also offer their products and services in local languages and currencies that we do not offer. As our business grows internationally and we expand and grow our services offerings, we may increasingly compete with these international companies. We also compete against locally sourced service providers and traditional, offline means of finding work and procuring services, such as staffing businesses, personal and professional networks, classified ads, and recruiters.
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
Many of our current and potential competitors, both online and offline, enjoy substantial competitive advantages, such as greater name recognition and more prominent brand reputation; pre-existing relationships with desirable clients; more experience with international operations and localization of their offerings; longer operating histories; greater financial, technical, and other resources; more users; newer technologies; greater appeal to certain segments of users, such as those entering the workforce; and, in some cases, the ability to rapidly combine online platforms with traditional staffing and contingent worker solutions. Some of our current and potential competitors have recently undertaken, or may in the future undertake, an initial public offering or another equity or convertible debt issuance, which could improve their competitive position due to enhanced brand recognition and additional working capital. These companies may use these advantages to offer products and services similar to ours at a lower price, develop different or superior products and services to compete with our work marketplace, or respond more quickly and effectively than we do to new or changing opportunities, technologies, standards, regulatory conditions, or user preferences or requirements. In addition, while we compete intensely in more established markets, we also compete in developing technology markets that are characterized by dynamic and rapid technological change, many and different business models, and frequent disruption of incumbents by innovative online and offline entrants. The barriers to entry into these markets can be low, and businesses easily and quickly can launch online or mobile platforms and applications at nominal cost by using commercially available software or partnering with various established companies in these markets.
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
The market for online freelancers and the services they offer is relatively new, rapidly evolving, and unproven. Our future success will depend in large part on the continued growth and expansion of this market and the willingness of businesses to engage freelancers to provide services and freelancers to engage as independent service providers. It is difficult to predict the size, growth rate, and expansion of this market, whether any expansion will be long-term or temporary, particularly as the COVID-19 pandemic subsides and restrictions intended to prevent its spread are relaxed or lifted, the success of competitive products and services, or technological, macroeconomic, legal, regulatory, or other developments that will impact the overall demand for freelancer services. Furthermore, many businesses may be unwilling to engage freelancers for a variety of reasons, including perceived negative connotations with outsourcing work, quality of work, or privacy or data security concerns or the rapidly evolving regulations that may impact the demand for independent contractor services more generally, including as discussed further in the risk factor titled “There may be adverse tax, legal, and other consequences if the contractor classification or employment status of freelancers that use our work marketplace is challenged.” Likewise, with the greater adoption of remote work and increased flexibility in employment relationships resulting from the COVID-19 pandemic, more talented freelancers may choose traditional employment over freelancing. If the market for freelancers and the services they offer does not achieve widespread adoption, or there is a reduction in demand for freelancer services, including as the COVID-19 pandemic continues to subside, it could result in decreased revenue and our business could be adversely affected.
If we fail to develop, maintain, and enhance our brand and reputation cost-effectively, our business and financial condition may be adversely affected.
The Upwork brand did not exist before 2015. We believe that developing, maintaining, evolving, and enhancing awareness and integrity of our brand and reputation in a cost-effective manner are important to achieving widespread acceptance and use of our work marketplace and are important elements in attracting new users and retaining existing users. Successful promotion and positioning of our brand, products, and business model depend on, among other things, the effectiveness of our marketing efforts and brand messaging, our ability to provide a reliable, trustworthy, and useful work marketplace and products at competitive prices, the perceived value of our work marketplace and products, and our ability to provide quality support. In order to reach the brand awareness and acceptance levels of some of our competitors, we need to continuously invest in marketing programs that may not be successful in achieving meaningful awareness and acceptance levels, particularly during early phases of expansion into newer user awareness segments, such as international users. Further, brand promotion activities may not resonate with existing or potential users or yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building, evolving, and maintaining our brand and reputation. For example, since 2019, we have made significant investments in sales and marketing to acquire new clients and drive brand awareness, and we expect to increase our investment in brand marketing beginning in the fourth quarter of 2021 and to a lesser extent, we also plan to increase our investment in sales by expanding our sales team beginning toward the end of the fourth quarter of 2021. It is not certain that these investments have had or will have sufficient positive impact on our brand to be cost effective. Likewise, publicity efforts or news coverage may undermine our brand promotion efforts or harm our reputation or may not resonate with existing or potential users. We have also recently evolved, and will continue to evolve, our marketing and brand positioning efforts, including a rebranding effort which we undertook in the second quarter of 2021 and, for the past several years, expanding our focus on large enterprise, global account, mid-market, and other clients, with larger, longer-term talent and contracting needs. These efforts may not be successful in achieving the brand awareness and acceptance levels in a cost-effective manner, or without harming other areas of our business.
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
A significant portion of the services offered by freelancers and sought by clients on our work marketplace relates to information technology. If, for any reason, the market for information technology services declines, including as a result of the relaxation or lifting of restrictions intended to prevent the spread of COVID-19, a macroeconomic downturn, increased use of artificial intelligence, automation, or otherwise, if talent is not available on our work marketplace or willing to perform these services or businesses satisfy their needs for these services through alternative means, including through use of our competitors’ products or traditional employment relationships, or if the freelancers on our work marketplace are not located in specific geographic regions in which clients are seeking to engage remote freelancers, the growth in the number of users on our work marketplace may slow or decline and as a result our revenue and business may be adversely impacted.
If we are not able to develop and release new products and services, or develop and release successful enhancements, new features, and modifications to our existing products and services, our business could be adversely affected.
The market for our work marketplace is characterized by rapid technological change, frequent product and service introductions and enhancements, changing user demands, and evolving industry standards. The introduction of products and services embodying new technologies can quickly make existing products and services obsolete and unmarketable. We invest substantial resources in researching and developing new products and services and enhancing our work marketplace by incorporating additional features, improving functionality, modernizing our technology, and adding other improvements to meet our users’ evolving demands in our increasingly highly competitive industry. For example, in 2020 we invested a significant amount of resources to launch Project Catalog, through which freelancers can market pre-scoped projects easily purchased via a click-and-buy experience, and we continue to invest resources to modify and enhance this and other offerings to increase client traffic and usage and improve the user experience. The success of any enhancements or improvements to, or new features of, our work marketplace or any new products and services, such as Project Catalog, depends on several factors, including overall demand and market acceptance consistent with the intent of such products or services, competitive pricing, adequate quality testing, integration with new and existing technologies on our work marketplace and third-party partners’ technologies, and timely completion. We cannot be sure that we will succeed, on a timely or cost-effective basis, in developing, marketing, and delivering enhancements or new features to our work marketplace or any new products and services that respond to continued changes in the market for talent or business services. Any enhancements or new features to our work marketplace or any new products and services may not achieve, and in the past certain features and offerings have not achieved, market acceptance, been cost-effective, or produced the intended effect. In the past, we have experienced unintended negative effects, including reduced client spend retention, diminished fill rates for projects on our work marketplace, and user dissatisfaction from certain modifications to our products, services, and features. For example, in 2019 and the first half of 2020, we experienced a decline in client spend retention which we believe was related to the launch of our U.S.-to-U.S. domestic marketplace offering in the second half of 2017.

Because further development of our work marketplace is complex, challenging, and dependent upon an array of factors, the timetable for the release of new products and services and enhancements to existing products and services is difficult to predict, and we may not offer new products and services as rapidly as users or prospective users of our work marketplace require or expect. Any new products or services that we develop may not achieve the intended market acceptance, may not be introduced in a timely or cost-effective manner, may contain errors or defects, may not be properly integrated with new and existing technologies on our work marketplace or third-party partners’ technologies, may not meet regulatory requirements or may only do so at increased costs or reduced functionality, or may adversely impact existing client spend and user growth and retention. Moreover, even if we introduce new products and services, we may experience a decline in revenue from our existing products and services that is not offset by revenue from the new products or services. In addition, we may lose existing users that choose to use competing products or services. This could result in a temporary or permanent decrease in revenue and adversely affect our business.
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
Our business involves the storage, processing, and transmission of users’ proprietary, confidential, and personal information as well as the use of third-party partners and vendors who store, process, and transmit users’ proprietary, confidential, and personal information. We also maintain certain other proprietary and confidential information relating to our business and personal information of our personnel. Our systems, and the systems of our vendors and third-party partners, may be vulnerable to privacy or security incidents, such as computer viruses and other malicious software, physical or electronic break-ins, or vulnerabilities resulting from intentional or unintentional service provider actions, and similar disruptions that could make all or portions of our website or applications unavailable for periods of time. Any privacy or security incident, whether intentionally or unintentionally caused by us or by third parties, that we experience could result in unauthorized access to, misuse of, or unauthorized acquisition of our, our personnel’s, or our users’ data; the loss, corruption, or alteration of this data; interruptions in our operations; or damage to our computers or systems or those of our users. Any of these could expose us to claims, litigation, fines, enforcement actions, other potential liability, and reputational harm. An increasing number of online services have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their services. Additionally, ransomware or other malware, viruses, social engineering (including business email compromise and related wire-transfer fraud), and general hacking in our industry have become more prevalent and more complex. Bad actors often use uncertainty caused by a crisis, such as the COVID-19 pandemic, to try to take advantage of us, our users, and our vendors and third-party partners by using social engineering and other methods to persuade their victims to make fraudulent payments, or to download viruses, ransomware, or other malware into computer systems and networks. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target, we and our vendors and third-party partners may be unable to anticipate these techniques or to implement adequate preventative measures, despite our efforts to implement and maintain a robust information security program. Data security breaches and other privacy and security incidents may also result from non-technical means, such as, for example, actions taken by employees or contractors, such as freelancers that we engage on our work marketplace to perform services for us. If we, our vendors, or third-party partners experience an actual or perceived breach or privacy or security incident, public perception of the effectiveness of our security measures and brand could be harmed, and we could lose users and business. In addition, significant unavailability of our work marketplace due to security breaches or other privacy and security incidents could cause users to decrease their use of or cease using our work marketplace. Any of these effects could adversely impact our business.
Any compromise of our security or the security of our vendors or third-party partners could result in a violation of applicable privacy and other laws, regulatory or other governmental investigations, enforcement actions, litigation, and legal and financial exposure, including potential contractual liability. We may also need to expend significant resources to protect against, and to address issues created by, security breaches and other privacy and security incidents. While we maintain cyber liability insurance, these liabilities may exceed the amounts covered by our insurance; further, we cannot be certain that our insurance coverage will extend to or be adequate for liabilities actually incurred, or that insurance will continue to be available to us on economically reasonable terms, at coverage limits we deem prudent, or at all. Any such compromise could also result in damage to our reputation and a loss of confidence in our security measures.
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
Our sales efforts are increasingly primarily targeted at large enterprise, global account, and mid-market clients, and as a result we may encounter greater pricing, implementation, and customization challenges, and we may incur additional costs, each of which could adversely impact our business and operating results.
Our sales efforts are primarily targeted at large enterprise, global account, and mid-market clients, and as a result, we face greater costs, longer sales cycles, and less predictability in completing some of our sales and in increasing spend by existing clients. For larger clients, use of our work marketplace may require approvals by multiple departments and executive-level personnel and require us to provide greater levels of services and client education regarding the uses, benefits, security, privacy, worker classification, payments, and compliance services offered on our work marketplace. Larger enterprises typically have longer decision-making and implementation cycles and may demand more customization, greater indemnification and risk shifting, higher levels of support, a broader range of services, and greater payment flexibility. In addition, large enterprise, global account, and mid-market clients may require greater functionality and scalability that can lead to delays in sales or difficulties in growing client spend. We are often required to spend time and resources to better familiarize potential large enterprise, global account, and mid-market clients with the value propositions of our work marketplace generally. Despite our efforts in familiarizing potential large enterprise, global account, and mid-market clients with the benefits of our work marketplace, these potential clients may decide not to use our work marketplace if, among other reasons, they do not feel that their procurement or compliance needs are or will be met. In addition, sales opportunities with large enterprise, global account, and mid-market companies may require us to devote greater sales and administrative support and professional services resources to individual clients, which could increase our costs, lengthen our sales cycle, and divert our own sales and professional services resources to a smaller number of larger clients. We may spend substantial time, effort, and money in our sales efforts without being successful in producing sales or growing client spend.
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
Our business depends on users transacting through our work marketplace. Despite our efforts to prevent them from doing so, users circumvent our work marketplace and engage with or take payment through other means to avoid the fees that we charge, and it is difficult or impossible to measure the losses associated with circumvention. Circumvention by users of our work marketplace is likely to increase during a macroeconomic downturn, as users may be more cost-sensitive with respect to our fees. In addition, enhancements and changes we make with respect to our products, services, and features may unintentionally cause, and may have unintentionally caused in the past, users to circumvent our work marketplace. Moreover, certain changes we make to decrease circumvention by users have in the past and could inadvertently result in user dissatisfaction, increased user circumvention, and a decline in user activity on our work marketplace. The loss of revenue associated with circumvention of our work marketplace has an adverse impact on our business, cash flows, operating results, and financial condition. In addition, our efforts to reduce circumvention may be costly or disruptive to implement, have results that are difficult or impossible to measure, fail to have the intended effect or have an adverse effect on our brand or user experience, cause users to cease using our work marketplace, reduce the attractiveness of our work marketplace, divert the attention of management, or otherwise harm our business.
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
Our work marketplace enables our users to manage important aspects of their businesses, and any errors, defects, or disruptions in our work marketplace, or other performance or availability problems with our work marketplace or infrastructure could harm our brand and reputation and may damage the businesses of users. As the usage of our work marketplace grows, and as we introduce new product and service offerings and look to expand our international footprint over time, we will need an increasing amount of technical infrastructure and continued infrastructure modernization, including network capacity and computing power, to continue to operate our work marketplace. We may fail to effectively scale and grow our technical infrastructure to accommodate these increased demands, which may adversely affect our user experience. We also rely on third-party software and infrastructure, including the infrastructure of the internet, to provide our work marketplace. Any failure of or disruption to this software and infrastructure could also make our work marketplace unavailable to our users. For example, for a short period of time in May 2019, due to an inadvertent error by a regulatory agency in Bangladesh, users in Bangladesh were unable to access our website and other websites that included “-rk.com” in their website addresses. Also, internet shutdowns in certain jurisdictions are becoming more frequent, including in response to civil unrest or prior to contested political elections, and any shutdown in a jurisdiction in which a significant number of our users are located will adversely affect user activity on our work marketplace throughout the duration of such shutdown. Our work marketplace is constantly changing with new updates, which may contain undetected errors when first introduced or released. Any errors, defects, disruptions in service, or other performance or stability problems with our work marketplace, or the inadequacy of our efforts to adequately prevent or timely remedy errors or defects, could result in negative publicity, loss of or delay in market acceptance of our work marketplace, loss of competitive position, our inability to timely and accurately maintain our financial records, inaccurate or delayed invoicing of clients, delay of payment to us or freelancers, claims by users for losses sustained by them, or investigation and corrective action taken by regulatory agencies. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help resolve the issue. Accordingly, any errors, defects, or disruptions in our work marketplace could adversely impact our brand and reputation, revenue, and operating results.
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
AWS does not have an obligation to renew its agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements or unable to renew on commercially reasonable terms, our agreements are prematurely terminated, or we add additional infrastructure providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new data center providers. If these providers charge high costs for or increase the cost of their services, we may have to increase the fees to use our work marketplace and our operating results may be adversely impacted. In the second quarter of 2021 we substantially completed the transition to a different AWS facility in an effort to reduce long-term costs, to gain access to servers with enhanced functionality, and increase operational resilience. The finalization of the migration is ongoing and during this transition, we may incur additional costs, particularly if we encounter an unforeseen issue or incident as we complete the migration. We plan to complete the transition during the first half of 2022.
In addition, we and other customers of AWS have been subject to litigation by third parties claiming that AWS and basic HTTP functions infringe their patents and may be subject to such litigation again in the future. Such litigation has been, and may in the future continue to be, time consuming, and may divert management’s attention and adversely impact our operating results.
Failure to protect our intellectual property could adversely affect our business.
Our success depends in large part on our proprietary technology and data. We rely on various intellectual property rights, including patents, copyrights, trademarks, and trade secrets, as well as confidentiality provisions and contractual arrangements, to protect our proprietary rights. In addition, to protect our brand, we also expend substantial resources to register and defend our trademarks and to prevent others from using the same or substantially similar marks. As the adoption of remote work becomes more prevalent and competitors enter our market segment, our exposure to unauthorized copying and use of our work marketplace, technology, intellectual property, and other proprietary information may increase. If we do not protect and enforce our intellectual property rights successfully or cost-effectively, our competitive position may suffer, which would adversely impact our operating results.
Our pending and future patent or trademark applications may not be approved, or competitors or others may challenge the validity, enforceability, or scope of our patents, the registrability or validity of our trademarks, or the trade secret status of our proprietary information. If we are unsuccessful in a dispute or litigation, we may be unable to stop competitors or others from using our marks or confusingly similar marks, and we may suffer dilution, loss of reputation, genericization, or other harm to our brand. Efforts to protect and enforce our intellectual property rights, even if successful, may be costly, negatively impact our brand, negatively affect worker productivity, and be time consuming and distracting to our management. There can be no assurance that additional patents or trademarks will be issued or that any patents or trademarks that are issued will provide significant protection for our intellectual property. In addition, our patents, copyrights, trademarks, trade secrets, and other intellectual property rights may not provide us a significant competitive advantage. There is no assurance that the particular forms of intellectual property protection that we seek, including business decisions about when and where to file patents or register or renew trademarks and when and how to maintain and protect trade secrets, will be adequate to protect our business, or that common law protection will be sufficient for marks or in jurisdictions where we do not register the marks.
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
We operate in a highly competitive industry, and there has been considerable activity in our industry to develop and enforce intellectual property rights. Intellectual property infringement claims against us or our users or third-party partners could result in monetary liability or a material disruption in the conduct of our business. We cannot be certain that aspects of our work marketplace, content, and brand names do not or will not infringe valid patents, trademarks, copyrights, or other intellectual property rights held by third parties, including our competitors. Also, we are now, have in the past been, and may in the future be, subject to legal proceedings and claims relating to the intellectual property of others, including our competitors, in the ordinary course of our business. The likelihood of intellectual property-related litigation and disputes may increase due to the increased attention on our market segment due to the ongoing shift to remote work. Companies, including non-practicing entities and our competitors, have also sent us demand letters and instituted proceedings alleging that we infringe their intellectual property, seeking licensing fees, royalties and damages, and demanding that we cease certain commercial activity. We may receive such demand letters and be subject to similar proceedings in the future. Our competitors and other third parties have in the past challenged, and may in the future challenge, our registration or use of our trademarks, including “Upwork,” and other intellectual property rights, and such a challenge, even if not successful, could adversely affect our brand and business. Our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have or trademarks or other rights that pre-date and take precedence over our own. We may also be obligated to indemnify certain clients on our work marketplace or strategic partners or others in connection with such infringement claims, or to obtain licenses from third parties or modify our work marketplace or marketing strategy, and each such obligation would require us to expend additional resources and could divert the attention of management. Some of our infringement indemnification obligations related to intellectual property are contractually capped at a very high amount or not capped at all.
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
Even if intellectual property claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert resources and the attention of management and adversely affect our business and operating results. We expect that the occurrence of infringement claims is likely to grow as the market segment for freelancers and the clients that engage them grows. Accordingly, our exposure to damages resulting from infringement claims could increase and this could require us to expend additional financial and management resources.
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
New laws, regulations and orders enacted in response to the COVID-19 pandemic or the resulting macroeconomic downturn and uncertainty may also affect our business in ways that we did not anticipate, and existing laws and regulations may be interpreted and enforced differently than they have in the past in response to the pandemic. These laws may change rapidly and compliance may be costly to us. For example, the restrictions intended to prevent the spread of COVID-19 currently enacted in many jurisdictions may result in a loss of productivity of our workforce and an increase in data security breaches and other privacy and security incidents, among other things. On the other hand, a loosening of these restrictions as certain geographic areas begin to reopen may result in a decline in user activity on our work marketplace.
As our work marketplace’s geographic scope expands, including efforts to increase adoption by users outside the United States and extending our physical presence internationally, and as we expand or change the products and services offered on our work marketplace, regulatory agencies or courts may claim, or we may independently determine, that we, or our users, are subject to additional regulations or requirements, or are prohibited from conducting our business, or conducting business with us, in or with certain jurisdictions, either generally or with respect to certain products or services, or that we are otherwise required to change our business practices. If we determine additional legal requirements apply to our business, we may expend resources to comply or obtain licenses to come into compliance with such requirements, and such efforts may be a distraction to the business or require adverse changes to the manner in which we conduct our business or our work marketplace and may themselves cause regulatory agencies to scrutinize our business, including past practices. It is also possible that certain provisions in agreements with our users or service providers, or between freelancers and clients, or the fees we charge, may be found to be unenforceable or not compliant with applicable law.
The level of regulatory scrutiny on larger companies, technology companies in general, and companies engaged in dealings with independent contractors, payments, or personal information in particular, has increased significantly recently and may continue to increase. Legislators have enacted, and may continue to enact, new laws or regulatory agencies may promulgate new rules or regulations that are adverse to our business or the interests of our users, or they may view matters or interpret or enforce laws and regulations differently than they have in the past or in a manner adverse to our business or the interests of our users. Such legislative or regulatory scrutiny or action may create or enhance different or conflicting obligations on us from one jurisdiction to another.
New approaches to policy-making and legislation may also produce unintended harms to our business, which may impact our ability to operate our business in the manner in which we are accustomed. For example, there has been increased focus on worker classification and independent contractor regulations which led in part to the adoption of legislation in California, and it is possible that other jurisdictions will implement similar laws and regulations, as discussed in the risk factor titled “There may be adverse tax, legal, and other consequences if the contractor classification or employment status of freelancers that use our work marketplace is challenged.” These types of laws and regulations may have a far-reaching impact, including on the independent professionals that use our work marketplace and their clients. Any of these regulations could negatively impact our users, including perceptions regarding their use of our work marketplace, or have a material adverse effect on the demand for freelancers on our work marketplace or on the manner in which we are able to operate our work marketplace.
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
Even though we currently have a limited physical presence outside of the United States, our users have a global footprint that subjects us to the risks of being found to do business internationally. We have users of our work marketplace located in over 180 countries, including some markets where we have limited experience, where challenges can be significantly different from those we have faced in more developed markets, and where business practices may create greater internal control risks. Further, certain skills and services are offered by freelancers concentrated in countries with higher risks of instability and geopolitical uncertainty, such as Russia and Ukraine, both of which have experienced recent political unrest. In addition, we engage freelancers located in many countries to provide services for our managed services offering and to us for internal projects. Because our website is generally accessible by users worldwide, we have received in the past, and may continue to receive, notices from jurisdictions claiming that we or our users are required to comply with their laws. Laws outside of the United States regulating the internet, payments, escrow, data protection, data residency, privacy, taxation, terms of service, website accessibility, consumer protection, intellectual property ownership, services intermediaries, payment intermediaries, labor and employment, wage and hour, worker classification, worker health, background checks, and recruiting and staffing companies, among others, which could be interpreted to apply to us, are often less favorable to us than those in the United States, giving greater rights to competitors, users, and other third parties. Compliance with international laws and regulations may be more costly than expected, may require us to change our business practices or restrict our product offerings, and the imposition of any such laws or regulations on us, our users, or third parties that we or our users utilize to provide or use our services, may adversely impact our revenue and business. In addition, we may be subject to multiple overlapping legal or regulatory regimes that impose conflicting requirements which could lead to additional compliance costs and enhanced legal risks. Moreover, all of these risks will be exacerbated if we expand our operations internationally, including extending our physical presence and registering to do business outside the United States or investing in localization efforts.
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
The risks described above may also make it costly or difficult for us to expand our operations internationally. Analysis of, and compliance with, foreign laws and regulations may substantially increase our cost of doing business. We may be unable to keep current with changes in laws and regulations as they develop. Although we have implemented policies and procedures designed to analyze whether these laws apply and, if applicable, support compliance with these laws and regulations, there can be no assurance that we will always maintain compliance, that our interpretations are or will remain correct, or that all of our employees, contractors, partners, users, and agents will comply. Any violations could result in enforcement actions or other proceedings, fines, civil and criminal penalties, damages, interest, costs and fees (including but not limited to legal fees), injunctions, loss of intellectual property rights, or reputational harm. If we are unable to comply with these laws and regulations or manage the complexity of global operations and support an international user base successfully and in a cost-effective manner, our business, operating results, and financial condition could be adversely affected.
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

We offer an optional service to users of Upwork Enterprise and related premium services, through which we help classify freelancers as employees of third-party staffing providers or independent contractors. For clients of these services, subject to applicable law and the terms of our agreement with the client, we indemnify clients from misclassification risk and make warranties to the client, such as to compliance with applicable laws. In addition, we offer a number of other premium services where we provide increased assistance to users to find and contract with one another, which could increase employment-related risks. Third-party staffing providers employ freelancers classified as employees for clients, and failure of these staffing providers to comply with all legal and tax requirements could adversely affect our business. Moreover, material business changes to one or more of our third-party staffing providers could negatively impact our business and financial results, including increased costs for clients or us, a reduced profit margin, a diminished user experience, or the inability to offer the staffing provider services in one or more jurisdictions. We also use our work marketplace to find, classify, and engage freelancers to provide services for us and for our managed services offering. In general, any time a court or administrative agency determines that we or our clients that use our work marketplace have misclassified a freelancer as an independent contractor, we or our users could incur tax and other liabilities for failing to properly withhold or pay taxes on the freelancer’s compensation as well as potential wage and hour and other liabilities depending on the circumstances and jurisdiction. We have in the past been, and may in the future be, subject to administrative inquiries and audits concerning the taxation and classification of our workers and the users of our work marketplace. Certain claims may not be covered by our insurance, and we cannot be certain that any insurance coverage that we have or may obtain will extend to or be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.
There is often uncertainty in the application of worker classification laws, and consequently there is risk to us and to users, both freelancers and clients, that independent contractors could be deemed to be misclassified under applicable law. The tests governing whether a service provider is an independent contractor or an employee are typically highly fact sensitive and vary by governing law. Laws and regulations that govern the status and misclassification of independent contractors are also subject to change as well as to divergent interpretations by various authorities, which can create uncertainty and unpredictability. For example, in California, Assembly Bill 5, which we refer to as AB 5, went into effect on January 1, 2020 and has the stated purpose of codifying the 2018 state supreme court decision in Dynamex Operations West, Inc. v. Superior Court of Los Angeles. Together, they retroactively change the standard in California for determining worker classification and are widely viewed as expanding the scope of the definition of “employee” for most purposes under California law. Since the enactment of AB 5, and subsequent amendments and challenges (including California’s Proposition 22) to the law, there is little guidance from the courts or the regulatory authorities charged with its enforcement and there remains a degree of uncertainty regarding its application.
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
Worker classification and independent contractor issues, including AB 5, have been the subject of widespread national discussion and it is possible that other jurisdictions, including the federal government, several states such as New York, Washington, Illinois, and others, as well jurisdictions outside the United States, such as the United Kingdom and the European Union, which we refer to as the EU, through its work on the Platform Workers Directive and other legislative and regulatory instruments, may enact similar laws. Additionally, laws are subject to change and challenge, such as AB 5, which had retroactive effect, California’s Proposition 22 (which was passed in 2020, but was later invalidated), and other potential legislation, such as the Protecting the Right to Organize Act. These new and changing laws could alter the legislative and regulatory landscape regarding how governments may choose to regulate independent contractors broadly and specific sectors as well, which may affect how our users run their businesses. As a result, there is significant uncertainty regarding the worker classification regulatory landscape and what it will look like in future years, and compliance with any new legislation or regulations may be costly and difficult or they may be impossible to comply with in a commercially reasonable manner. In addition, any developments or changes in the regulatory environment impacting worker classification and independent contractors may reduce the demand for independent contractors more generally in one or more jurisdictions and have an adverse effect on our business, operating results, and financial condition.
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
Moreover, state, local, and foreign tax jurisdictions have differing rules and regulations governing reporting, sales, income, use, value-added, payroll, services, and other taxes, and these rules and regulations can be complex and are subject to varying interpretations and enforcement positions that may change over time. Existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us or our users (possibly with retroactive effect), which could require us or our users to pay additional tax amounts on prior sales and going forward, as well as require us or our users to pay fines, penalties, and interest for past amounts. In addition, new initiatives, including the OECD/G20 process to build a global minimum corporate tax rate, could also affect our business. Although our terms of service require our users to pay all applicable sales and other taxes and to indemnify us for any requirement that we pay any withholding amount to the appropriate authorities, our work marketplace does not include functionality to easily enable users to charge any applicable taxes to one another, users may be unwilling or unable to pay back taxes and associated interest or penalties and may fail to indemnify us, we may determine that it would not be commercially feasible or cost-effective to seek reimbursement, the indemnification obligation may be deemed unenforceable, or the functionality and indemnification provisions may cause users to seek out other platforms. If we are required to collect and pay back taxes and associated interest and penalties, or we are unsuccessful in collecting such amounts from our users, we could incur potentially substantial unplanned expenses, thereby adversely impacting our operating results and cash flows. In addition, tax laws and regulations may subject us to audit by tax regulators and require us to provide certain data and information, including user information, from our work marketplace to tax regulators in certain jurisdictions. If we are obligated to provide such information to tax regulators in any jurisdiction, users may choose to use other platforms or other alternatives, which may in turn adversely affect our operating results and financial condition.
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
Moreover, on July 16, 2020, the Court of Justice of the European Union, which we refer to as the CJEU, declared the EU-U.S. Privacy Shield to be an invalid mechanism for transferring personal information from the EU to the United States. In addition, while the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal information transfer mechanism, and potential alternative to the EU-U.S. Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. The use of standard contractual clauses for the transfer of personal information specifically to the United States remains under review by a number of European data protection supervisory authorities. German and Irish supervisory authorities have indicated that the standard contractual clauses alone provide inadequate protection for EU-U.S. data transfers. On August 10, 2020, the U.S. Department of Commerce and the European Commission announced new discussions to evaluate the potential for an enhanced EU-U.S. Privacy Shield framework to comply with the July 2020 judgment of the CJEU. The CJEU’s decision (and certain regulatory guidance issued in its wake) and recent statements by EU supervisory authorities have led to uncertainty regarding the legality of EU-U.S. data flows in general and those conducted under the EU-U.S. Privacy Shield in particular. The CJEU’s decision may continue to create new compliance obligations applicable to our business, users, vendors, and third-party partners, which could cause us to change our business practices. As further guidance is issued by European authorities, the full rights and responsibilities resulting from the CJEU’s decision may continue to change.
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
Additionally, in June 2018, California passed the CCPA, which provides new privacy rights for consumers and new operational requirements for companies. The CCPA became effective on January 1, 2020 and enforcement began on July 1, 2020, along with related regulations which came into force thereafter. Fines for noncompliance may be up to $7,500 per violation without limitations. Additionally, on November 3, 2020, Californians passed a ballot initiative called the California Privacy Rights Act, which we refer to as the CPRA, which will (upon becoming effective on January 1, 2023) extend the CCPA and impose additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. The costs of compliance with, and other burdens imposed by, the GDPR, CCPA, and CPRA may limit the use and adoption of our products and services and could have an adverse impact on our business. Because the GDPR, the Data Protection Act, the CCPA, and the CPRA are in force or recently passed, their application in practice may change or develop over time through judicial decisions or as new regulations, guidance or interpretations are provided by regulatory and governing bodies, such as federal and state administrative agencies, and our interpretations of these laws and efforts to comply with the rules and regulations of these laws may be deemed invalid. Additionally, the CCPA has prompted a number of proposals for new federal and state-level privacy legislation, such as in New York and other jurisdictions. If passed, these new laws could add additional complexity, impact our business strategies, increase our potential liability, increase our compliance costs, and adversely affect our business. For example, Virginia recently passed the Virginia Consumer Data Protection Act into law on March 2, 2021, which will go into effect on January 1, 2023.
On July 8, 2021, Colorado enacted the Colorado Privacy Act, which we refer to as the CPA, making Colorado the third state to pass comprehensive consumer privacy legislation, following California and Virginia. The CPA will go into effect on July 1, 2023. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to users, employees, contractors, or other third parties, or any other legal obligations or regulatory requirements relating to privacy, data protection, or information security may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our users to lose trust in us, and otherwise have an adverse effect on our reputation and business. Our ability to comply with a global patchwork of competing privacy regimes may be inhibited by the competing nature of those regimes. It is possible that, as new regulatory requirements come into law, especially those which may diverge, even slightly, from existing regulatory frameworks, such as the Data Protection Act, we may incur costs related to compliance, or may need to seek remedies to ensure such competing regimes are interpreted and enforced fairly. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our work marketplace.
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
Our subsidiary, Upwork Escrow, is licensed as an internet escrow agent under California’s Escrow Law and is subject to regulations applicable to internet escrow agents promulgated by the DFPI. While we have received two inquiries, each prior to 2014, from regulatory authorities inquiring whether we are engaging in payment activities, these inquiries were resolved in our favor and did not require us to obtain a license in the applicable jurisdiction.
Although we are a licensed internet escrow agent and we believe that our operations comply with existing U.S. federal, state, and international laws and regulatory requirements related to escrow, money transmission, and the handling or moving of money, the laws or regulations may change, interpretations of existing laws and regulations may also change, and our operations and offerings may change resulting in new or different regulatory requirements being applicable to or preferable for our business. As a result, we could be required, or choose, to become licensed as an escrow agent or a money transmitter (or other similar licensee) in other U.S. states or other jurisdictions or as a money services business under federal laws and regulations. It is also possible that we could become subject to regulatory enforcement or other proceedings in those states or other jurisdictions with escrow, money transmission, or other similar statutes or regulatory requirements related to the handling or moving of money, and such risk may increase if we are required or choose to pursue additional or different licenses, which could in turn have a significant impact on our business, even if we voluntarily sought the licenses or were to ultimately prevail in such proceedings. We may also be required, or choose, to become licensed as a payment institution (or obtain a similar license) under the European Payment Services Directive or other international laws and regulations or may choose to obtain such a license even if not required or in order to support new products or services. Any developments or inconsistencies in the requirements, interpretations or applicability of the laws or regulations related to escrow, money transmission, or the handling or moving of money; material changes to the mandate, purview or regulatory approach at the DFPI; or increased scrutiny of our business may lead to additional compliance costs and administrative overhead.
The application of laws and regulations related to escrow, money transmission, and the handling or moving of money is subject to significant complexity and uncertainty, particularly as those laws relate to new and evolving business models. If we fail to comply with one or more escrow or money transmitter or other similar statutes or regulatory requirements related to the handling or moving of money in any U.S. state or other jurisdiction, we may be subject to the imposition of fines or restrictions on our business, our ability to offer some or all of our services in the relevant jurisdiction may be limited or suspended, and we may be subject to civil or criminal liability and our business, operating results, financial condition, reputation, and brand could be adversely affected.
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
Failure to comply with anti-corruption, anti-money laundering, and sanctions laws, and similar laws associated with our activities outside of the United States, could subject us to penalties and other adverse consequences.
We have voluntarily implemented an anti-money laundering compliance program designed to address the risk of our work marketplace being used to facilitate money laundering, terrorist financing, or other illegal activity. Our program may not be sufficient to prevent our work marketplace from being used to improperly move money or may be found not to satisfy the expectations of our partners or regulators. In addition, if we or a regulator determines that we are required to comply with the Bank Secrecy Act (BSA), 31 U.S.C. § 5311, or similar laws outside of the United States, we may be required to enhance or alter our anti-money laundering compliance program. We also have policies, procedures, and technology designed to allow us to comply with U.S. economic sanctions laws and prevent our work marketplace from being used to facilitate business in countries, regions, or with persons or entities included on designated lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Control, which we refer to as OFAC, and equivalent foreign authorities. Our efforts to comply with OFAC regulations may not be effective, including in preventing users from using our services within the OFAC-sanctioned countries and regions, or our partners or regulators may determine they are insufficient, which may require us to further revise or expand our compliance program. Given the technical limitations in developing controls to prevent, among other things, the ability of users to publish on our work marketplace false or deliberately misleading information or to develop sanctions-evasion methods, it is possible that we may inadvertently and without our knowledge provide services to individuals or entities that have been designated by OFAC or are located in a country subject to an embargo by the United States that may not be in compliance with the economic sanctions regulations administered by OFAC.
Consequences for failing to comply with applicable anti-money laundering and sanctions laws and regulations, even unintentional violations, could include fines, criminal and civil lawsuits, forfeiture of significant assets, or other enforcement actions. We could also be required to make costly and burdensome changes to our business practices or compliance programs as a result of regulatory scrutiny, voluntary changes we may make to our business strategy, or the expansion of our operations internationally, including expanding our presence outside the United States. In addition, any perceived or actual breach of compliance by us, our users, or payment partners with respect to applicable laws, rules, and regulations could have a significant impact on our reputation and could cause us to lose existing users, prevent us from obtaining new users, cause other payment partners to terminate or not renew their agreements with us, negatively impact investor sentiment about our company, require us to expend significant funds to remedy problems caused by violations and to avert further violations, and expose us to legal risk and potential liability, all of which may adversely affect our business, operating results, and financial condition and may cause the price of our common stock to decline.
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
We are also subject to the U.S. Foreign Corrupt Practices Act, which we refer to as the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and the UK Bribery Act 2010, and may be subject to other anti-bribery laws in countries in which we conduct activities or have users. We face significant risks if we fail to comply with the FCPA and other anti-corruption laws. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. We may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities, and we may be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we prohibit or do not explicitly authorize such activities. We have implemented an anti-corruption compliance policy, but we cannot ensure that all of our employees, users, and agents, as well as those contractors to which we outsource certain of our business operations, will not take actions in violation of our policies or agreements and applicable law, for which we may be ultimately held responsible.
Any violation of the FCPA, other applicable anti-corruption laws, or other anti-bribery, anti-money laundering, or sanctions laws, could result in investigations and actions by federal or state attorneys general or foreign regulators, loss of export privileges, severe criminal or civil fines and penalties or other sanctions, forfeiture of significant assets, whistleblower complaints, and adverse media coverage, which could have an adverse effect on our reputation, business, operating results, and prospects. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees. Further, even if we maintain proper controls and remain in compliance with applicable anti-corruption, anti-money laundering, and sanctions laws or regulations, should any of our competitors not implement sufficient controls and be found to have violated such laws or regulations, user perception of online freelance marketplaces in general may decrease and our business, brand, and reputation may be adversely affected.
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
We have a history of incurring net losses, and we expect to incur net losses for the foreseeable future. For the nine months ended September 30, 2021 and years ended December 31, 2020 and 2019, we incurred net losses of $33.7 million, $22.9 million, and $16.7 million, respectively. As of September 30, 2021, we had an accumulated deficit of $228.5 million. We have made, and expect to continue to make, significant expenditures related to the development and expansion of our business, including investing in marketing programs and activities, such as brand promotion efforts, including those designed to reach new and existing clients seeking to engage with remote freelancers in light of the ongoing shift toward remote work; expanding our sales force; enhancing our Upwork Enterprise and other premium offerings; expanding our services and features; expanding our international user base; localizing our offerings in select locations; broadening and deepening the categories on our work marketplace; promoting client engagement of those freelancers that typically optimize to deliver larger projects, including through our Upwork Payroll offering; enhancing our mobile product offering and our U.S.-to-U.S. domestic marketplace offering; and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These and other efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. While our revenue has grown in recent years, we may not be able to sustain the same level of growth in future periods, or at all. For example, we experienced a reduction in the growth of GSV and revenue in the second quarter of 2020 due to the effects of the COVID-19 pandemic and could experience a similar reduction in GSV and revenue growth once the impact of the COVID-19 pandemic continues to subside and users return more frequently to physical offices or are otherwise no longer subject to restrictions related to the COVID-19 pandemic. If our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot ensure that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.
Our operating results may fluctuate from quarter to quarter, which makes our future results difficult to predict.
Our quarterly operating results have fluctuated in the past and may fluctuate in the future, particularly during the macroeconomic uncertainty caused by the COVID-19 pandemic. Additionally, we have a limited operating history under our current business strategy and pricing model, and we make pricing, product, and other changes from time to time, all of which make it difficult to forecast our future results. As a result, you should not rely upon our past quarterly operating results as indicators of future performance. You should take into account the risks, difficulties, and uncertainties frequently encountered by companies in highly competitive and rapidly evolving markets. Our operating results in any given quarter can be influenced by numerous factors, many of which are unpredictable or are outside of our control, including:
•uncertainty regarding demand for our work marketplace following the COVID-19 pandemic;
•ongoing uncertainty and impact on the global economy and spending by large, medium, and small companies relating to the COVID-19 pandemic, the shift to remote work, availability of qualified and in-demand freelancers, and uncertainty regarding the timing and nature of any future macroeconomic downturn, as discussed further below;
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

•our ability to maintain and grow our community of users, including our ability to acquire large enterprise, global account, and mid-market clients with larger, longer-term talent needs and qualified and in-demand freelancers;
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
•our ability to attract, retain, and grow small- and medium-sized business clients;
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
•our ability to generate a profit and significant revenue from new products and services;
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
•the number of users circumventing our work marketplace and our fees, which could increase during macroeconomic downturns;
•the disbursement methods chosen by freelancers and changes in the mix of disbursement methods offered;
•fluctuations in the prices that freelancers charge clients on our work marketplace, including as a result of a rise in inflation, which may impact the amount of revenue we recognize as a percentage of GSV due to our tiered pricing model for freelancer service fees;
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

•seasonal spending patterns by clients or work patterns by freelancers, seasonality in the labor market, exaggerated impact of typical seasonality in the labor market (for example, extended vacations during the summer and holiday seasons) as the COVID-19 pandemic subsides and the resulting relaxation or lifting of restrictions intended to prevent its spread as well as the number of business days, the number of Mondays (i.e., the day we recognize revenue for a substantial portion of our client fees each week) or the number of Sundays (i.e., the day we bill and recognize revenue for the majority of our freelancer service fees each week) in any given quarter, as well as local, national, or international holidays;
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
•changes in the law, application of the law (including as a result of changes in our services or products), or interpretation of law, or in the statutory, legislative, or regulatory environment, such as with respect to privacy, data security, wage and hour regulations, worker classification (including classification of independent contractors or similar workers and classification of employees as exempt or non-exempt), internet regulation, payments, payment processing, global trade, or tax obligations;
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
•changes in the mix of countries in which our users are located, which impacts the amount of revenue we derive from currency exchange;
•the impact of reductions in our workforce or involuntary or voluntary separations, including claims against us from departing employees or others;

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
•losses and expenses from indemnification, dispute assistance, and similar contractual obligations we owe to clients; and
•non-cash accounting charges such as stock-based compensation expense, including those related to executive compensation arrangements, and depreciation and amortization.
The impact of one or more of the foregoing and other factors may cause our operating results and performance metrics to vary significantly. As such, we believe that quarter-to-quarter comparisons of our operating results and performance metrics may not be meaningful and should not be relied upon as an indication of future performance. For example, future period-over-period revenue growth rates, when compared against the third and fourth quarters of 2020 and the quarterly and full year results first and second quarters of 2021, may fail to meet the expectations of investors or securities analysts given the accelerated revenue growth experienced during such periods due to the COVID-19 pandemic and the resulting increased adoption of remote work and reduced seasonality experienced during such periods. If we fail to meet or exceed the expectations of investors or securities analysts, the trading price of our common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.
We track certain performance metrics with internal tools and do not independently verify such metrics. Certain of our performance metrics may not accurately reflect certain details of our business, are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
We track certain performance metrics, including active clients and GSV per active client, both of which we have just recently begun reporting, as well as GSV and marketplace take rate with internal tools, which are not independently verified by any third-party. Our internal tools have a number of limitations and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we report. If the internal tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. In addition, limitations or errors with respect to how we measure data (or the data that we measure) may affect our understanding of certain details of our business, which could affect our longer-term strategies. If our performance metrics are not accurate representations of our business, user base, or traffic levels; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, our reputation may be harmed, we may be subject to legal or regulatory actions, and our operating and financial results could be adversely affected. In addition, from time to time we may change the performance metrics that we track, including metrics that we report, and any new performance metrics will also be subject to the foregoing limitations and risks. For example, in order to provide more relevant insight into our current business performance and align with how management views the business, beginning with this Quarterly Report, we ceased reporting the performance metrics tracking the number of core clients and client spend retention, and instead began reporting last quarter the performance metrics tracking the number of active clients and GSV per active client.
Our corporate structure and intercompany arrangements are subject to the tax laws of various jurisdictions, and we could be obligated to pay additional taxes, which could adversely impact our operating results.
We may expand the geographic scope of our product and marketing efforts, operations, and personnel to support our global user base. Our corporate structure and associated transfer pricing policies contemplate future growth into international markets, and consider the functions, risks, and assets of the various entities involved in the intercompany transactions, however such structure and policies may change as we pursue expansion of our products and services. The amount of taxes we pay in different jurisdictions may depend on our international business activities, the application of the tax laws of the various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements, and any changes we make to our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to the intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions or specific affiliates. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties. This could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.
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
As we expand our international footprint and make more services available to our users internationally, we will become more exposed to the effects of fluctuations in currency exchange rates. Although we expect an increasing number of sales contracts to be denominated in currencies other than the U.S. dollar in the future, all of our sales contracts are and have historically been denominated in U.S. dollars. However, we offer clients the option to settle invoices denominated in U.S. dollars in the local currencies of several non-U.S. countries, and therefore, a portion of our revenue is subject to foreign currency risk. While we currently use derivative instruments to hedge certain exposures to fluctuations in foreign currency exchange rates, the use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, a strengthening of the U.S. dollar could increase the real cost of transacting on our work marketplace to clients located outside of the United States and could result in a loss of such clients, which could adversely affect our business, operating results, financial condition, and cash flows.
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
In order to support our growth and respond to business challenges, such as developing new features or enhancements to our work marketplace, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business and we intend to continue to make such investments. In addition, we may, from time to time, seek to acquire or strategically invest in other complementary products, technologies, or businesses. As a result, we may need to engage in equity or debt financings to obtain the funds required for these investments, acquisitions, and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to those of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve additional restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions and strategic investments. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.
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
The market price of our common stock has been and may continue to be volatile, particularly in light of the macroeconomic uncertainty created by the COVID-19 pandemic. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control and some of which will be impacted by the COVID-19 pandemic and the resulting restrictions intended to prevent its spread and macroeconomic uncertainty, including:
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
As of September 30, 2021, our executive officers, directors, 5% or greater stockholders, and affiliated entities together beneficially owned a meaningful portion of our common stock. As a result, these stockholders, acting together, could have substantial influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and might ultimately affect the market price of our common stock.
If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, the price of our common stock and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If industry analysts cease coverage of us or fail to publish reports on us regularly, the trading price and trading volume for our common stock would be negatively affected. As of September 30, 2021, there were eight securities analysts that cover us and publish reports on us regularly. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of our common stock would likely decline. If one or more of these analysts cease coverage of us, which has occurred previously, or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.
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
•provide that the board of directors is expressly authorized to make, alter, or repeal our amended and restated bylaws; and
•establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
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
Risks Related to Our Convertible Senior Notes
The Notes are effectively subordinated to our existing and future secured indebtedness and structurally subordinated to the liabilities of our subsidiaries.
On August 10, 2021, we issued the Notes, which have an aggregate principal amount of $575.0 million. The Notes are senior, unsecured obligations of the Company and will bear interest at a rate of 0.25% per year. The Notes will mature on August 15, 2026, unless earlier redeemed, repurchased, or converted in accordance with the terms of the Notes. The Notes were issued pursuant to and are subject to the terms and conditions of the Indenture.
The Notes are our senior, unsecured obligations and rank equal in right of payment with our existing and future senior, unsecured indebtedness, senior in right of payment to our existing and future indebtedness that is expressly subordinated to the Notes and effectively subordinated to our existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness.
In addition, because none of our subsidiaries will guarantee the Notes, the Notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries. As of September 30, 2021, we had approximately $575.0 million in total indebtedness. Our subsidiaries had no outstanding indebtedness as of September 30, 2021. The Indenture governing the Notes does not prohibit us or our subsidiaries from incurring additional indebtedness, including senior or secured indebtedness, in the future.
If a bankruptcy, liquidation, dissolution, reorganization, or similar proceeding occurs with respect to us, then the holders of any of our secured indebtedness may proceed directly against the assets securing that indebtedness. Accordingly, those assets will not be available to satisfy any outstanding amounts under our unsecured indebtedness, including the Notes, unless the secured indebtedness is first paid in full. The remaining assets, if any, would then be allocated pro rata among the holders of our senior, unsecured indebtedness, including the Notes. There may be insufficient assets to pay all amounts then due.
If a bankruptcy, liquidation, dissolution, reorganization, or similar proceeding occurs with respect to any of our subsidiaries, then we, as a direct or indirect common equity owner of that subsidiary (and, accordingly, holders of our indebtedness, including the Notes), will be subject to the prior claims of that subsidiary’s creditors, including trade creditors and preferred equity holders, if any. We may never receive any amounts from that subsidiary to satisfy amounts due under the Notes.
We may be unable to raise the funds necessary to repurchase the Notes for cash following a fundamental change (as defined in the Indenture) or to pay any cash amounts due upon conversion, and our other indebtedness limits our ability to repurchase the Notes or pay cash upon their conversion.
Noteholders may require us to repurchase their Notes following a fundamental change (as defined in the Indenture) at a cash repurchase price generally equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid special interest, if any. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the Notes or pay the cash amounts due upon conversion. Our failure to repurchase Notes or to pay the cash amounts due upon conversion when required will constitute a default under the Indenture.
A default under the Indenture or a fundamental change (as defined in the Indenture) itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Notes.
Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition, and results of operations and impair our ability to satisfy our obligations under the Notes.
As of September 30, 2021, we had $575.0 million indebtedness. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our stockholders and our business, results of operations and financial condition by, among other things:
•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing;
•requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our business;
•diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the Notes; and
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.
Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the Notes, and our cash needs may increase in the future.
The accounting method for the Convertible Notes could adversely affect our reported financial condition and results.
In August 2020, the Financial Accounting Standards Board published an Accounting Standards Update, which we refer to as ASU 2020-06, which amends the accounting standards for convertible debt instruments that may be settled entirely or partially in cash upon conversion. ASU 2020-06 eliminates requirements to separately account for liability and equity components of such convertible debt instruments and eliminates the ability to use the treasury stock method for calculating diluted earnings per share for convertible instruments whose principal amount may be settled using shares. Instead, ASU 2020-06 requires (i) the entire amount of the security to be presented as a liability on the balance sheet and (ii) application of the “if-converted” method for calculating diluted earnings per share. Under the “if-converted” method, diluted earnings per share will generally be calculated assuming that all the Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive, which could adversely affect our diluted earnings per share. However, if the principal amount of the convertible debt security being converted is required to be paid in cash and only the excess is permitted to be settled in shares, the if-converted method will produce a similar result as the “treasury stock” method prior to the adoption of ASU 2020-06 for such convertible debt security.
We early adopted ASU 2020-06 as of January 1, 2021 and as such we did not bifurcate the liability and equity components of the Notes on our balance sheet and used the if-converted method of calculating diluted earnings per share. In order to qualify for the alternative treatment of calculating diluted earnings per share under the if-converted method, we would have to irrevocably fix the settlement method for conversions to combination settlement with a specified dollar amount of at least $1,000, which would impair our flexibility to settle conversions of notes, require us to settle conversions in cash in an amount equal to the principal amount of notes converted and could adversely affect our liquidity.
Furthermore, if any of the conditions to the convertibility of the Notes are satisfied, then, under certain conditions, we may be required under applicable accounting standards to reclassify the liability carrying value of the Notes as a current, rather than a noncurrent, liability. This reclassification could be required even if no noteholders convert their Notes and could materially reduce our reported working capital.

The Capped Call transactions may affect the value of the Notes and our common stock.
In connection with the Notes, we entered into Capped Call transactions with certain financial institutions, which we refer to as the option counterparties. The Capped Call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of the Notes and/or offset any potential cash payments we are required to make in excess of the principal amount upon conversion of any Notes, with such reduction and/or offset subject to a cap.
In connection with establishing their initial hedges of the Capped Call transactions, the option counterparties and/or their respective affiliates purchased shares of our common stock and/or entered into various derivative transactions with respect to our common stock. This activity could have increased (or reduced the size of any decrease in) the market price of our common stock or the Notes at that time.
In addition, the option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock in secondary market transactions (and are likely to do so following any conversion of Notes, any repurchase of the Notes by us on any fundamental change (as defined in the Indenture) repurchase date, any redemption date, or any other date on which the Notes are retired by us). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the Notes.
The potential effect, if any, of these transactions and activities on the market price of our common stock or the Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock.
We are subject to counterparty risk with respect to the Capped Call transactions, and the Capped Calls may not operate as planned.
The option counterparties are financial institutions, and we will be subject to the risk that they might default under the Capped Call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with that option counterparty. Our exposure will depend on many factors, but, generally, the increase in our exposure will be correlated with increases in the market price or the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of any option counterparty.
In addition, the Capped Call transactions are complex and they may not operate as planned. For example, the terms of the Capped Call transactions may be subject to adjustment, modification, or, in some cases, renegotiation if certain corporate or other transactions occur. Accordingly, these transactions may not operate as we intend if we are required to adjust their terms as a result of transactions in the future or upon unanticipated developments that may adversely affect the functioning of the Capped Call transactions.
General Risks
Adverse or changing economic conditions may negatively impact our business.
Our business depends on the overall demand for labor and on the economic health of current and prospective clients that use our work marketplace. Any significant weakening of the economy in the United States or Europe or of the global economy, including the worsening of the ongoing labor shortage and rise in inflation, more limited availability of credit, a reduction in business confidence and activity, decreased government spending, economic and political uncertainty, financial turmoil affecting the banking system or financial markets, trade wars and higher tariffs, a more limited market for independent professional service providers or information technology services, shifts away from remote work, and other adverse economic or market conditions may adversely impact our business and operating results. Global economic and political events or uncertainty, including the current geopolitical uncertainty in Russia and Ukraine, may cause some of our current or potential users to curtail their use of our work marketplace, and may ultimately result in new regulatory and cost challenges to our operations. In addition, small- and medium-sized businesses were disproportionately impacted by the macroeconomic downturn caused by the

COVID-19 pandemic, some of which businesses reduced their spend on our work marketplace. These adverse conditions resulted, and may again result, in reductions in revenue, increased operating expenses, longer sales cycles, and increased competition. There is also risk that when overall global economic conditions are positive, our business could be negatively impacted by a decreased demand for freelancers as businesses utilize more full-time employees relative to their use of independent contractors. We cannot predict the timing, strength, or duration of any economic slowdown, or any subsequent recovery generally. If the conditions in the general economy deteriorate, as a result of the COVID-19 pandemic or otherwise, our business, financial condition, and operating results could be adversely affected.
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
In January 2020, the United Kingdom formally withdrew from the EU, which we refer to as Brexit. Upon its withdrawal, pursuant to an agreement reached between the United Kingdom and the EU, a transition period came into effect which ended on December 31, 2020, from which time the United Kingdom withdrew from the EU Single Market and Customs Union. On December 24, 2020, the EU and the United Kingdom agreed to terms of a trade and cooperation agreement which sets out the terms of their future relationship, which we refer to as the Trade Agreement. The Trade Agreement was approved by the UK Parliament, and applied provisionally until the end of April 2021, when the European Parliament approved the Trade Agreement. The Trade Agreement offers United Kingdom and EU businesses preferential access to each other’s markets, ensuring imported goods will be free of tariffs and quotas. However, economic relations between the United Kingdom and the EU will now be on more restricted terms than before and there remains uncertainty around the post-Brexit regulatory environment, as the provisions of the Trade Agreement do not cover the services sector. The diverging regulatory environments also add additional complexity to our compliance programs. This uncertainty could cause significant economic disruption and further depress consumer confidence and the economy of the United Kingdom. Our results of operations derived from revenue earned from clients and freelancers in the United Kingdom may be adversely affected by such uncertainty. Brexit could also contribute to instability in global financial and foreign exchange markets, including volatility in the value of the Euro and the British Pound, which are currencies in which we transact business. In addition, we could be adversely impacted by changes in trade policies, labor, tax or other laws and regulations, and intellectual property rights and supply chain logistics. All or any one of these factors could adversely affect our business, revenue, financial condition, and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On August 10, 2021, we issued, at par value, $575.0 million aggregate principal amount of 0.25% convertible senior notes due 2026, which we refer to as the Notes, in a private placement to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. The Notes are convertible into shares of our common stock on the terms set forth in the indenture governing the Notes. Information relating to the issuance of the Notes was provided in a Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2021.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference	Filed Herewith
4.1	Indenture, dated as of August 10, 2021, between Upwork Inc. and Wells Fargo Bank, National Association, as trustee.	8-K filed 8/10/2021 File No. 001-38678
4.2	Form of 0.25% Convertible Senior Notes due 2026 (included in Exhibit 4.1).	8-K filed 8/10/2021 File No. 001-38678
10.1	Form of Capped Call Transaction Confirmation.	8-K filed 8/10/2021 File No. 001-38678
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).		X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.		X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.		X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.		X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.		X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.		X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).		X
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

UPWORK INC.

Date: October 27, 2021	By:	/s/ Hayden Brown
Hayden Brown
President and Chief Executive Officer (Principal Executive Officer)

Date: October 27, 2021	By:	/s/ Jeff McCombs
Jeff McCombs
Chief Financial Officer (Principal Financial and Accounting Officer)