Form 10-K
period 2021-12-31
UPWORK, INC
filed 2022-02-15
CIK 1627475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2021, the last business day of the registrant’s most recently completed second quarter, was $6,809,077,335 (based on the closing price for shares of the registrant’s common stock as reported by The Nasdaq Global Select Market on that date).
As of January 31, 2022, there were 129,215,625 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

Unless otherwise expressly stated or the context otherwise requires, references in this Annual Report on Form 10-K, which we refer to as this Annual Report or report, to “Upwork,” “Company,” “our,” “us,” and “we” and similar references refer to Upwork Inc. and its wholly-owned subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements within the meaning of the federal securities laws. All statements contained in this Annual Report, other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, potential growth or growth prospects, active clients, future research and development, sales and marketing and general and administrative expenses, provision for transaction losses, our objectives for future operations, and potential impacts of the ongoing COVID-19 pandemic, or expectations regarding actions we may take in response to the pandemic, are forward-looking statements. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements.
We have based these forward-looking statements largely on our current expectations and projections as of the date of this filing about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors” in this Annual Report and the impact of the ongoing COVID-19 pandemic. Readers are urged to carefully review and consider the various disclosures made in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission, which we refer to as the SEC, that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

PART I
Item 1. Business.
Overview
We operate the world’s largest work marketplace that connects businesses, which we refer to as clients, with independent talent, as measured by gross services volume, which we refer to as GSV.1
Independent talent on our work marketplace, which we refer to as talent, and, together with clients, as users, includes independent professionals and agencies of varying sizes and is an increasingly sought-after, critical, and expanding segment of the global workforce. We define clients as users that work with talent through our work marketplace. During the year ended December 31, 2021, our work marketplace enabled $3.5 billion of GSV.
For talent, we serve as a powerful marketing channel to find rewarding, engaging, and flexible work. Talent benefits from access to quality clients, simplified invoicing, and secure and timely payments while enjoying the freedom to run their own businesses, create their own schedules, and work from their preferred locations. Moreover, talent has real-time visibility into opportunities that are in high demand, so that they can invest their time and focus on developing sought-after skills.
For clients, our work marketplace provides fast, secure, and efficient access to high-quality talent with over 10,000 skills across over 90 categories, such as sales and marketing, customer service, data science and analytics, design and creative, and web, mobile, and software development. We offer a direct-to-talent approach as an alternative to traditional intermediaries such as staffing firms, recruiters, and agencies by providing high-quality independent talent and features that help build trusted relationships and instill trust in remote work, including the ability to engage talent as either independent contractors or as employees of third-party staffing providers. Our work marketplace also enables clients to streamline workflows, such as talent sourcing, outreach, and contracting. In addition, our work marketplace provides clients with access to essential functionality for remote engagements with talent, including communication and collaboration, the ability to receive all talent invoices through our work marketplace, and payment protection. Our clients range in size from small businesses to Fortune 100 companies.
We believe that a key differentiator and driver of our growth is our track record of creating trust and enabling our users to successfully connect at scale. As the world’s largest work marketplace that connects businesses with independent talent, as measured by GSV, we benefit from network effects that drive growth in both the number of clients posting jobs and the number of talent seeking work. Our growth is driven by long-term and recurring use of our work marketplace by our users.
We generate revenue from both talent and clients, with a majority of our revenue generated from service fees charged to talent for access to our work marketplace. We also generate revenue from fees charged to both clients and talent for other services, such as for transacting payments through our work marketplace, premium offerings, purchases of “Connects” (virtual tokens that allow talent to bid on projects on our work marketplace), foreign currency exchange when clients choose to pay in currencies other than the U.S. dollar, and our Upwork Payroll offering. In addition, we provide a managed services offering where we engage talent to complete projects, directly invoice the client, and assume responsibility for work performed.
COVID-19 Impact on Our Business
The ongoing COVID-19 pandemic and the resulting restrictions intended to prevent its spread have continued to accelerate the secular shift toward remote and independent work. As a result of our unique, remote-based business model, the pandemic has not impacted our clients’ access to highly-skilled talent to complete short- and long-term projects on our work marketplace. In 2021, we prioritized our advertising, marketing, and product development efforts to reach those new and existing clients seeking to engage remote talent in light of the shift toward remote work, due in part to the COVID-19 pandemic. As a result of these efforts, our 2021 results were fueled by both existing and new clients, who used Upwork to address their changing business needs. We expect our business to continue to grow over time, and while we have not incurred significant disruptions to our business thus far from the COVID-19 pandemic, we are continuously evaluating the nature of, and extent to which, the ongoing pandemic will impact our business, operating results, and financial condition. For a more detailed discussion of the potential impact of the COVID-19 pandemic, the associated economic disruptions, and the actual operational and financial
1 GSV represents the total amount that clients spend on both our marketplace offerings and our managed services offering as well as additional fees we charge to talent for other services. For additional information related to how we calculate GSV, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Business” and “—Key Financial and Operational Metrics.”

impacts that we have experienced to date, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Our Work Marketplace
We operate the world’s largest work marketplace that connects businesses with independent talent, as measured by GSV. We believe the following core aspects of our work marketplace provide us with a competitive advantage:
Trusted Work Marketplace
Our work marketplace fosters trust and credibility among talent and clients, while reducing the friction associated with searching for, contracting and collaborating with, and paying highly-skilled independent talent for short-term and longer-term projects. We use a combination of the latest technology, data science, product features, and our skilled team to position our work marketplace as a trusted online marketplace to get work done. We build and use software to highlight relevant talent, facilitate security and identity verification for account ownership, and flag suspicious posts. We provide clients with tools to validate work performed by talent and to provide both public and private feedback once the work is completed. Our feedback system enables talent to build their business reputation by establishing long-term credibility with project review and verified client feedback. Talent profiles also include data from their work history on our work marketplace, including client feedback, number of hours billed, projects completed, and amount earned. This validated expertise is a critical factor to build trust and promote brand loyalty, giving clients confidence in hiring talent for their next project. Additionally, we provide escrow services to help ensure that clients on our work marketplace only pay for work that has been completed and talent is paid by their clients in full and on time.
Proprietary Data Drives Increasing Efficiencies
We have built an expansive and unique repository of data on our work marketplace. Our proprietary database maintains detailed and dynamic information, including skills provided by talent, feedback, and success indicators of talent and clients transacting on our work marketplace. Using this data in our machine learning algorithms enables us to provide a trusted, convenient, and effective experience for both new and existing users and enables clients to better connect with available talent for their projects. Moreover, our machine learning algorithms leverage our closed-loop transaction data on millions of completed projects. The large volume of transactions on our work marketplace positions us to improve the effectiveness of our search algorithms and product features.
Robust Functionality
Our work marketplace includes a proposal tracking system, search engine and collaboration functionality, artificial intelligence-driven talent matching and proposal ranking capabilities, time tracking and invoicing systems, and payments services. The robust functionality of our work marketplace is designed to enable talent to more easily run their businesses and clients to find and work with high-quality talent on a global scale.
Powerful Global Network Effects
We have heavily invested in building a robust work marketplace with features and functionalities to connect talent and clients at scale. We believe our work marketplace provides a strong value proposition for both clients and talent and our scale creates powerful network effects that strengthen our competitive position. In turn, as more clients use and post projects on our work marketplace, we are able to attract more talent. As a result, we have been able to scale our business and our global community of users efficiently and without the need for local physical presence.
Business Model with Strong Retention Metrics
The growth of our business is driven by long-term and recurring use of our work marketplace by talent and clients, which leads to increased revenue visibility. In addition, we believe the scale of our work marketplace incentivizes talent to build their business reputations on, and continue to use, our work marketplace.

Our Offerings
We have marketplace offerings and a managed services offering. Our marketplace offerings include Upwork Basic, Upwork Plus, Upwork Enterprise, and Upwork Payroll.
Upwork Basic
Our Upwork Basic offering provides clients with access to independent talent with verified work history on our work marketplace and client feedback, the ability to instantly match with the right talent, and built-in collaboration features.
Upwork Plus
Our Upwork Plus offering is designed for teams looking to stand out to quality talent and scale hiring quickly. In addition to receiving all the product features of Upwork Basic, Upwork Plus clients can access personalized assistance, whether strategic or job-specific. They also receive perks such as a verified client badge and highlighted job posts, which stand out to top talent and help clients achieve results.
Upwork Enterprise
Our Upwork Enterprise offering is designed for larger clients with at least 250 employees. Upwork Enterprise clients receive all the product features of Upwork Plus, in addition to consolidated billing and monthly invoicing, a dedicated team of advisors, detailed reporting with company insights and trends to enable clients to hire faster and more successfully, and the opportunity for clients to onboard pre-existing independent talent onto our work marketplace. Upwork Enterprise also offers access to additional product features, premium access to top talent, professional services, and payment terms flexibility. Additionally, through our enterprise compliance offering, clients can engage us to determine whether talent should be classified as an employee or an independent contractor based on the scope of talent services agreed between the client and talent and other factors.
Upwork Payroll
Our Upwork Payroll offering, one of our premium offerings, is available to clients when they choose to work with talent they engage through Upwork as employees. With Upwork Payroll, clients have access to third-party staffing providers to employ their workers so that they can meet their talent needs through our work marketplace.
Managed Services
Through our managed services offering, we engage talent directly or as employees of third-party staffing providers to perform services for clients on our behalf, directly invoice the client, and assume responsibility for work performed.
Escrow Services
We are licensed as an internet escrow agent by the California Department of Financial Protection and Innovation, which we refer to as the DFPI. Pursuant to applicable regulations, funds that we hold on behalf of users are held in our escrow account and are released only according to escrow instructions that have been agreed upon by users. For fixed-price contracts, the client deposits funds that are held in escrow, in whole or by milestone, before talent starts work. The escrow funds are then released to talent upon completion of a project or a milestone. For hourly contracts, talent submits their billings to their clients on a weekly basis on Sunday, at which point the funds are placed in escrow. The client has several days to review, after which the funds are then released to talent, unless the client files a dispute. We have a dedicated team focused on facilitating a resolution of any disputes between talent and clients over funds held in escrow.
Our Team and Culture
Our mission—to create economic opportunities so people have better lives—is integral to our culture and how we build amazing teams and products to lead our industry. We enable remote work not only through our work marketplace for our users, but also for our own team members for whom we are proud to offer a remote-first work model, which has environmental, as well as other benefits. Our team consists of independent talent that we engage through our work marketplace, corporate employees, and advisors. Our team members are distributed around the world, and while we have corporate offices, we do not solely rely on in-person collaboration. Our team works with a variety of tools and has adopted practices to ensure all voices are heard, innovation is fostered, and results are achieved. Our hybrid team, and its belief in our mission, values, and vision is critical to our success. With the consistent investment in the development of our team and our commitment to diversity, inclusion, and belonging, we cultivate an environment where people are able to be themselves at work and perform to the best of their abilities.

Our People
Our mission not only drives the creation and continuous development of our work marketplace, but it is also integral to how we engage our employees and our approach to creating and fostering an inclusive environment that promotes and encourages diversity, inclusion, belonging, career development, and wellness. As of December 31, 2021, we had approximately 650 employees, and throughout 2021, we engaged approximately 1,800 independent team members through our work marketplace to provide services to us on a variety of internal projects. None of our team members are represented by a labor union or are covered by a collective bargaining agreement. We believe the positive relationship between us and our team members and our unique, strong culture differentiate us and are key drivers of our business success.
Diversity, Inclusion, and Belonging
We put our people and their experiences first. We view belonging as a feeling, inclusion as a practice, and diversity as an outcome.
We foster belonging through our Upwork Belonging Communities—employee resource groups that build empathy and promote inclusive skill-building. We cultivate inclusion by equipping managers with tools to effectively build and lead amazing and inclusive teams that amplify team members’ voices. Additionally, we practice multi-dimensional compensation and mobility reviews during our semi-annual employee performance evaluation process. This is led by a cross-functional team of human resource and legal leaders to help ensure we are fair in our rewards and recognition strategy. To bolster our diversity, inclusion, and belonging efforts, we also conduct an internal review to facilitate equity in internal mobility practices throughout the Company as an ongoing priority. Diversity, inclusion, and belonging is a journey, not a destination, and, as such, we will continue to explore ways to cultivate an inclusive culture where every team member belongs.
Training and Development
As an organization built on talent and skills development, we understand the value of providing our employees with ongoing professional development and leadership opportunities so that they can advance their careers. Led by our dedicated learning and development team, we offer our team members an array of learning and development opportunities, including a variety of training sessions and workshops.
Benefits and Competitive Compensation
Beyond our training and development efforts, we take pride in offering competitive, market-based compensation and benefits to our employees. We engage compensation consultants to benchmark our employee compensation with external sources to ensure fair and equitable pay practices, and utilize equity grants to align employee compensation with stockholder interests. Merit increases and promotions are awarded based on an individual’s impact within the organization and an established business need, and in consideration with market data. Knowing our employees have diverse needs and life priorities, we also provide expanded benefits to those eligible, which include core benefits such as medical, dental, vision, and disability insurance, in addition to benefits tailored to the specific needs of our employees, such as mental health, fertility, family back-up care, and adoption support.
Team Member Feedback
We engage our workforce in meaningful ways and take timely action in response to their feedback. While our culture and engagement process starts during the new team member onboarding process, one way we sustain our feedback loop is via an industry-recognized team member engagement platform. Through the platform, we survey our team members on a regular basis to gather feedback. In 2021, our average employee response rate was 86%, and we received notably high scores with respect to our leadership and purpose, with the survey results reflecting that many team members feel invested in our future and continue to regard Upwork as a workplace they would recommend to others. In these surveys, team members also consistently recognize our efforts to cultivate an inclusive workplace. Responses to these surveys and other employee feedback guide our team engagement efforts. We believe that ensuring that our people feel valued, supported, and heard helps us attract, retain, and develop the right talent to lead the Company and successfully execute our corporate strategy.
Employee Wellness
Employee safety and well-being is of paramount importance to us in any year and continued to be of particular focus in 2021 in light of the COVID-19 pandemic. We provide productivity and collaboration tools and resources for employees, including training and toolkits to help leaders effectively lead and manage remote teams. In addition, we enhanced and promoted programs to support our employees’ physical, financial, and mental well-being. For example, we regularly conduct internal surveys to assess the well-being and needs of our employees, and we significantly expanded employee assistance and mindfulness programs to help employees and their families manage anxiety, stress, sleep, and overall well-being. Additionally, we believe that our employees are at their best when they take the time to recharge. In order to encourage our employees to recharge and make their well-being a priority, we provide company-wide “ChargeUp Days”—paid time off that is in addition to our company-recognized holidays.
Board of Directors Oversight
Our board of directors recognizes the critical importance of our team and the necessity to ensure a diverse, inclusive, and creative work environment that is centered around a values-based culture. Our board of directors meets regularly with management to discuss issues impacting our team members and ways to support our workforce. Our focus on culture comes from our board of directors and flows throughout our Company. In evaluating our Chief Executive Officer and management team, emphasis is put on their contributions to our overall culture.
Sales and Marketing
Our sales and marketing organizations work closely together to increase awareness, generate user demand, build a strong sales pipeline, and grow account relationships across businesses of all sizes, from small businesses to Fortune 100 companies, to accelerate GSV and revenue growth.
Marketing
We have a holistic and integrated marketing strategy with the goal of attracting clients to our work marketplace and helping them select the right product offering based on their business needs. This starts with building awareness of our brand and the key benefits of hiring remote talent over using traditional staffing models, including talent quality, speed to hire, flexibility, and cost effectiveness, all built upon trusted relationships and providing talent and clients more control over their careers and businesses. We draw insights and trends from our work marketplace and primary research studies to drive broad public relations coverage. We also help shape influential conversations around the future of work and the immediate strategic opportunities provided by flexible talent solutions through major media outlets to further drive brand awareness and cement our position as a thought leader.
Building upon our brand positioning, we address key client needs in all our marketing efforts and help point our clients to the right Upwork product based on those needs. We also enjoy the benefits of high Net Promoter Scores, which we refer to as NPS, that generate significant word-of-mouth growth. While a majority of our new client registrations come through direct and non-paid channels, we also increase our new client pipeline with a variety of digital, direct mail, and event marketing programs. We deploy email and lifecycle marketing initiatives to retain, cross-sell, and upsell existing clients. We also engage in offline advertising, as well as TV and radio advertising campaigns.
We have also increased our focus on large enterprise organizations by adding account-based marketing programs that target clients to drive account growth. Once prospects are identified, our enterprise sales team works to broaden adoption of our work marketplace into wider-scale deployments.
Enterprise Sales
Our enterprise sales team consists of business development representatives and other quota-carrying account executives who are focused on acquiring new clients with at least 250 employees. Specifically, our business development representatives are focused on generating qualified opportunities within our target account profile, which include both inbound and self-service customer upgrades. These opportunities are delivered to account executives focused on selling our Upwork Enterprise offering. Additionally, our quota-carrying account management and success teams help new and existing clients scale usage of our work marketplace throughout their organizations. We achieve this by executing awareness campaigns, persona-based workshops, webinars, and account-based marketing campaigns that drive additional client spend through our work marketplace. We believe this land-and-expand strategy helps clients ramp their usage of our work marketplace and drives more value, awareness, and adoption over time.
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
Reliability
Our infrastructure is designed to provide high reliability and robust platform performance. There are four components to our reliability strategy:
1.Modern Distributed Infrastructure. We have engineered and implemented a modern, distributed core infrastructure design that provides for failures to occur at the individual system level without disrupting service or impacting the user experience.
2.Services-Oriented Architecture. We have focused on building a services-oriented architecture that is designed to independently scale, or failover, as needed, leveraging the AWS platform. As a result, we believe we are more resilient to unexpected surges in traffic or to new code changes that we may introduce.
3.Isolation as a Design Philosophy. Leveraging the philosophy of domain-driven design, we have divided our platform into multiple sections to reduce the likelihood that a failure in any one section would negatively impact other sections of our platform.
4.Intelligent Monitoring and Automated Remediation. Our platform is designed to continuously monitor its own health and act appropriately to maintain its health, particularly during our deployment of new code or in response to any single infrastructure or platform issue.
Security
Our platform is designed to help ensure the security of our data and systems, protect our users’ personal information, and to meet the rigorous privacy and security requirements of our enterprise clients. To that end, we have obtained the following security and privacy certifications: ISO 27001 and 27018, SOC 2 Type II certification, SOC 3 certification, PCI-DSS certification, and U.S.-EU and U.S.-Swiss Privacy Shield certifications. We are also TrustArc certified.
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
Machine Learning Predictive Capabilities
We leverage historical data to create a continuously improving experience for our users. Our platform contains a large repository of closed-loop data for the entire life cycle of work, starting from when clients post projects to when talent and clients match, how they communicate, how and when payment is transferred, and feedback.
Utilizing machine learning capabilities to predict future behavior based on many years of historical use cases, we are able to leverage this data analysis to create stronger user experiences.
During the search process, we leverage our proprietary data to help talent and clients efficiently connect. We leverage machine learning to balance supply and demand within the platform as well. Talent receives data on market rates based on similar jobs when submitting proposals. When clients post jobs, similar rate resources also appear within the system. Upon registration, our machine learning algorithms assess the potential of talent to be successful on our work marketplace.
Scalability
Our cloud-based platform has been designed to be elastic, scaling automatically with increased usage, supporting sudden traffic spikes by dynamically bringing additional capacity online as required, then scaling back to ensure consistent and predictable cost-management.
Our Impact
Our mission is to create economic opportunities so people have better lives. Everything we do to build a better way to work—from our offerings and services to the policies and programs that guide our operations—is driven by this mission and our commitment to be a force for good.
Empowered by our work marketplace, millions of people from diverse backgrounds and locations can now access economic opportunities previously unavailable to them. We enable workers to access opportunities beyond their local labor market and choose the type of projects they pursue, when and with whom they work, and how much they earn. Upwork provides a new way for talent to market their skills and expertise—one based on merit—and we are promoting inclusive hiring practices through continuous accessibility improvements, analysis of potential underlying bias in our technology, and features like our certified-diverse badges.
We are also powering a more efficient and sustainable way to work. We believe that by facilitating remote work engagements and providing our users with the tools they need to collaborate from afar, we are helping them avoid work-related commutes and business travel. By committing to carbon neutrality and pursuing ways to decrease our own footprint, we are demonstrating how companies across the globe can take on climate change.
Our drive to create a more equitable and sustainable future of work has helped us identify new ways to serve our stakeholders—including our clients and the independent talent on our work marketplace, our hybrid workforce, our investors, and our community partners—and contribute towards long-term value creation. We continuously assess our social and environmental impact and we are committed to addressing both short- and long-term risks and opportunities across our supply chain, operations, and value chain. For this reason, our impact strategy is focused on six key areas: economic opportunity; business integrity; diversity, inclusion, and belonging; health, safety, and human rights; environmental sustainability; and supplier engagement.
Competition
The market segment for independent talent and the clients that engage them is highly competitive, rapidly evolving, fragmented, and subject to changing technology, shifting needs, and frequent introductions of new competitors as well as new offerings and services. The level of competition within, and the frequency and likelihood of increased third-party investment and new competitors entering, this market segment has further intensified due to the ongoing COVID-19 pandemic and the resulting shift toward remote work and other labor market dynamics. We compete with a number of online and offline platforms and services domestically and internationally, as well as traditional staffing firms, to attract and retain users and expand our share of user spend.
We believe the principal competitive factors in our market segment include:
•platform features and functionality, including efficient and accelerated time to hire;
•verified talent work history and client payment history;
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
•ability to innovate and develop new or improved offerings and services; and
•pricing.
We believe that we compete favorably with respect to these factors.
Intellectual Property
The protection of our technology and intellectual property is an important aspect of our business. We rely upon a combination of patents, trademarks, trade secrets, copyrights, confidentiality procedures, contractual commitments, and other legal rights to establish and protect our intellectual property. We generally enter into confidentiality agreements and invention or work product assignment agreements with our employees, independent team members that we engage through our work marketplace, advisors, and consultants to control access to, and clarify ownership of, our software and other inventions and intellectual property, documentation, and other proprietary information.
As of December 31, 2021, we held 22 issued U.S. patents. As of December 31, 2021, we held eight registered trademarks in the United States, including Upwork, Elance, oDesk, and “Talent Cloud” and also held 161 registered trademarks in foreign jurisdictions. We continually review our development efforts to assess the existence and patentability of new intellectual property.
Government Regulation
We have a robust regulatory compliance program built to comply with the various applicable U.S. federal and state and foreign laws and regulations that are applicable to internet companies and businesses that operate online marketplaces connecting businesses with independent talent. Our compliance program gives us the ability to pursue products and features that are or may be governed by complex laws and regulatory regimes. These laws and regulations may involve areas such as worker classification, employment, data protection, online payment services, content regulation, intellectual property, taxation, consumer protection, background checks, payment services, money transmitter regulations, anti-corruption, anti-money laundering and sanctions laws, or other subjects. Moreover, we provide escrow services to our users and are therefore licensed as an internet escrow agent by the DFPI. Many of the laws and regulations that are or may be applicable to our business are still evolving and being tested in courts and could be interpreted in ways that could adversely impact our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the industry in which we operate. We continue to monitor existing and pending laws and regulations and while the impact of regulatory changes cannot be predicted with certainty, we do not expect compliance to have a material adverse effect.
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
Our principal executive office is located at 475 Brannan Street, Suite 430, San Francisco, California 94107, and our mailing address is 655 Montgomery Street, Suite 490, Department 17022, San Francisco, California 94111. Our telephone number is (650) 316-7500. Our website address is www.upwork.com. The information contained on, or that can be accessed through, our website is not a part of this Annual Report. Investors should not rely on any such information in deciding whether to purchase our common stock. Unless otherwise expressly stated or the context otherwise requires, references in this Annual Report to “Upwork,” the “Company,” “our,” “us,” and “we” and similar references refer to Upwork Inc. and its wholly-owned subsidiaries.
Upwork, the Upwork logo, Upwork Enterprise, Elance, oDesk, “Talent Cloud,” and other registered or common law trade names, trademarks, or service marks of Upwork appearing in this Annual Report are the property of Upwork. This Annual Report contains additional trade names, trademarks, and service marks of ours and of other companies. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with these other companies, or endorsement or sponsorship of us by these other companies. Other trademarks appearing in this Annual Report are the property of their respective holders. Solely for convenience, our trademarks and trade names referred to in this Annual Report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor, to these trademarks and trade names.

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
We use our investor relations website (investors.upwork.com), our Twitter handle (twitter.com/Upwork), and Hayden Brown’s Twitter handle (twitter.com/hydnbrwn) and LinkedIn profile (linkedin.com/in/haydenlbrown) as a means of disseminating or providing notification of, among other things, news or announcements regarding our business or financial performance, investor events, press releases, and earnings releases and as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The content of our websites and information that we may post on or provide to online and social media channels, including those mentioned above, and information that can be accessed through our websites or these online and social media channels are not incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any references to our websites or these online and social media channels are intended to be inactive textual references only.

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
Summary of Risk Factors
Some of the more material risks that we face include:

•Our growth depends on our ability to attract and retain a community of talent and clients, and the failure to maintain or grow our community of users could adversely impact our business.
•If we fail to maintain or increase activity by existing users in a cost-effective manner or at all, our revenue will grow more slowly than expected or may decline and our business will be adversely impacted.
•We have experienced growth in recent periods and expect to continue to invest in our growth for the foreseeable future. If we are unable to maintain similar levels of growth or manage our growth effectively, our business, revenue and profits, and financial condition could be adversely affected.
•Our business experienced, and may again experience, an adverse impact from the ongoing COVID-19 pandemic, including as new variants of COVID-19 emerge. In addition, the positive impacts on our business resulting from the shift to remote work during the pandemic may not continue as the pandemic subsides and the restrictions intended to prevent its spread are relaxed or lifted.
•We have a limited operating history under our current business strategy and pricing model, and will continue to evolve our business strategy and pricing model, which makes it difficult to evaluate our business and future prospects.
•Changes to our offerings and pricing model have in the past adversely affected, and could in the future adversely affect, our business.
•We face payment and fraud risks that could adversely impact our business.
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
•We face intense competition and could lose market share to our competitors, including if we fail to continue to develop and enhance our existing offerings and services, which could adversely affect our business, operating results, and financial condition.
•If we fail to develop, maintain, and enhance our brand and reputation cost-effectively, our business and financial condition may be adversely affected.
•If the market for independent talent and the services they offer develops more slowly than we expect, our growth may slow or stall, and our operating results could be adversely affected.
•Because a substantial portion of the services offered by talent and sought by clients on our work marketplace is information technology services, a decline in talent offering information technology services or the market for information technology service providers on our work marketplace could adversely affect our business.
•Errors, defects, or disruptions in our work marketplace, including any security breach, other hacking or phishing attack, or other privacy or security incident, could diminish demand, adversely impact our financial results, and subject us to liability.

•Our sales efforts are increasingly primarily targeted at large enterprise and other clients and prospects with larger, longer-term independent talent needs, and as a result we may encounter greater pricing, implementation, and customization challenges, and we may incur additional costs, each of which could adversely impact our business and operating results.
•Users circumvent our work marketplace, which adversely impacts our business.
•We and our users may be subject to new and existing laws and regulations, both in the United States and internationally.
•Having an international community of users and engaging talent internationally exposes us to risks that could have an adverse effect on our business, operating results, and financial condition, and these risks could increase as we seek to expand our international footprint.
•There may be adverse tax, legal, and other consequences if the contractor classification or employment status of talent that use our work marketplace is challenged, and our business could be adversely affected by changes in laws regarding contractor classification.
•The success of our business relies on demand for talent and any change that affects demand for talent, including regulatory or tax changes, or adverse perception regarding use of talent, would adversely affect our business.
•We have a history of net losses, anticipate increasing our operating expenses in the future, and may not achieve or sustain profitability.
•Our operating results may fluctuate from quarter to quarter, which makes our future results difficult to predict.
•The stock price of our common stock has been and may continue to be volatile, and you could lose all or part of your investment.
•Our indebtedness could limit the cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition, and results of operations.
•Adverse or changing economic and political conditions may negatively impact our business.
•We may be adversely affected by natural disasters and other catastrophic events, including the ongoing COVID-19 pandemic, by man-made problems such as terrorism, or failures of technology, that could disrupt our business operations and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Risks Related to our Business Operations, Execution, and Growth
Our growth depends on our ability to attract and retain a community of talent and clients, and the failure to maintain or grow our community of users could adversely impact our business.
The size of our community of users, including both talent and clients, is critical to our success. Our ability to achieve significant growth in revenue in the future will depend, in large part, upon our ability to attract new users, including large enterprise and other clients with larger, longer-term independent talent needs, as well as talent that meet the criteria sought by such clients, to, and retain existing users on, our work marketplace.
Talent have many different ways of marketing their services, securing clients, and obtaining payments from clients, including advertising to, and engaging with, prospective clients through other online or offline platforms and methods, signing up for online or offline third-party agencies and staffing firms, using other payment services, or finding employment directly with a business. Likewise, there may be impediments to talent who would like to use our work marketplace, including geopolitical events, military conflicts, sanctions regimes, the talent’s inability to access technology or internet, or other external causes, and these events in areas where certain talent resides, such as Russia or Ukraine, could impact our business. If we fail to attract new talent; the quality or types of services provided by talent on our work marketplace are not satisfactory to clients; talent are not located in geographic regions in which clients are seeking to engage remote talent; talent decrease their use of, or cease using, our work marketplace or prefer to take remote employment opportunities or to use other online remote work platforms, both of which are increasingly available as a result of the shift to remote work, clients may decrease their use of, or cease using, our work marketplace and our revenue may be adversely impacted.
Clients have similarly diverse options to find and engage service providers, such as finding service providers through other online or offline platforms or through staffing firms and agencies, engaging service providers directly, using other talent sourcing services, or hiring temporary, full-time, or part-time employees directly or through an agency.
Beginning in the second half of 2019, we began evolving our offerings, services, brand positioning, and marketing to better address large enterprise and mid-market prospects and other clients with larger, longer-term independent talent needs. And more recently, we have prioritized our advertising, marketing, and product development efforts to reach those new and existing clients seeking to engage remote talent in light of the acceleration in the shift toward remote work, due in part to the COVID-19 pandemic. To further achieve our goals, we expect to increasingly engage in sophisticated, costly, and lengthy sales and marketing and internationalization or localization efforts that may not result in additional users that transact on our work marketplace or effectively retain our current users that transact on our work marketplace, or may not do so in a cost-effective manner. The evolution of these and other efforts, either individually or in the aggregate, may not be successful in attracting and retaining users or growing client spend from these target clients, and in the event these efforts result in the loss of or reduction in spend by other clients that is not offset by increased activity from these target clients, they may result in a temporary or long-term deceleration in GSV growth. In addition, any increase in user acquisition resulting from the COVID-19 pandemic may slow or decline as the impact of the COVID-19 pandemic subsides. For example, growth in the number of active clients decelerated on a year-over-year basis in the third and fourth quarters of 2021. See “—Active Clients and GSV per Active Client” below for the definition of active client.
We may also modify our pricing model, or introduce new, modify, or consolidate existing offerings or other services and features to attract and retain users. Such actions may not have the intended effect of attracting and retaining users at the levels we anticipated and may have unintended negative consequences, such as a loss of users or a reduction of user activity or spend on our work marketplace.
If we fail to maintain or increase activity by existing users in a cost-effective manner or at all, our revenue will grow more slowly than expected or may decline and our business will be adversely impacted.
Users can generally decide to cease using our work marketplace and related services at any time. Users may stop using our work marketplace and related services if the quality of the user experience on our work marketplace, including our support capabilities, does not meet their expectations or keep pace with the quality of the user experience generally offered by competitive products and services. Users may also choose, and in the past have chosen, to cease using our work marketplace if they perceive that our pricing model, including associated fees, is not in line with the value they derive from our work marketplace, or for other reasons, including cost-cutting measures. Moreover, as discussed below in the risk factor titled “Users circumvent our work marketplace, which adversely impacts our business,” users circumvent the payment services on our work marketplace and talent receive payment directly or through another service, which is likely to happen more frequently during a macroeconomic downturn, as users may be more cost sensitive during such period. In addition, expenditures by clients may be cyclical and may reflect overall macroeconomic conditions or budgeting patterns.
Additionally, one client accounted for more than 10% of our trade and client receivables as of December 31, 2021 and three clients each accounted for more than 10% of our trade and client receivables as of December 31, 2020. Although for the years ended December 31, 2021 and December 31, 2020, we did not have any clients that accounted for more than 10% of our revenue, a decrease in spend from any of our larger clients, or failure of our larger clients to pay us, could have an adverse effect on our operating results.
Any decrease in the attractiveness of our work marketplace, failure to retain users, or reduced spending by clients could lead to decreased activity, diminished network effects, or a drop in GSV on our work marketplace, which could adversely affect our business, revenue, financial condition, and operating results. We expect our GSV to fluctuate between periods due to a number of factors, including the number of active clients on our work marketplace, seasonality in the labor market, the volume and characteristics of projects that are posted by clients on our work marketplace, such as size, duration, pricing, and the availability and qualification of talent to complete client projects, and other factors.
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
We have experienced growth in a relatively short period of time. For example, our total revenue for the year ended December 31, 2021 was $502.8 million, representing a period-over-period growth rate of 35% over the same period in 2020. This revenue growth was due in part to the shift toward remote work resulting from the COVID-19 pandemic and therefore may not be indicative of future growth. For example, future period-over-period revenue growth rates, when compared against the quarterly and full-year results of 2021, may fail to meet the expectations of investors or securities analysts given the accelerated revenue growth experienced during such periods due to the COVID-19 pandemic and the resulting increased adoption of remote work and reduced seasonality experienced during such periods. Moreover, typical seasonality in the labor market may be exaggerated (for example, extended vacations during the summer and holiday seasons) as the COVID-19 pandemic subsides and the restrictions intended to prevent its spread are relaxed or lifted, which may further impact period-over-period revenue growth rates. Sustaining our growth will place significant demands on our management as well as on our administrative, operational, and financial resources. To manage our growth, we must continue to improve our operational, financial, and management information systems and processes; expand, motivate, retain, and effectively manage and train our workforce; and effectively collaborate with our third-party partners, all of which can be more difficult with an increasingly remote workforce and an increasingly competitive labor market. If we are unable to manage our growth successfully without compromising the quality of our offerings or user experience, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, operating results, financial condition, and ability to successfully market our work marketplace and serve our users could be adversely affected.
Our recent and historical growth should not be considered indicative of our future performance. We have encountered, and will encounter in the future, risks, challenges, and uncertainties, including those frequently experienced by growing companies in rapidly changing and highly competitive industries. If our assumptions regarding these risks, challenges, and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our financial condition and operating results could differ materially from our expectations and those of investors and securities analysts, our growth rates may slow, and our business would be adversely impacted.
Our business experienced, and may again experience, an adverse impact from the ongoing COVID-19 pandemic, including as new variants of COVID-19 emerge. In addition, the positive impacts on our business resulting from the shift to remote work during the pandemic may not continue as the pandemic subsides and the restrictions intended to prevent its spread are relaxed or lifted.
The COVID-19 pandemic adversely impacted our business for a period of time and resulted in reductions in demand for our offerings and services by some of our clients, including small- and medium-sized business clients, which have been the most impacted by the resulting macroeconomic downturn and uncertainty and from which we derive a substantial portion of our GSV and revenue. Conversely, beginning in 2020 we experienced an increase in GSV and revenue growth driven by an acceleration in the shift toward remote work, due in part to the COVID-19 pandemic. These positive impacts may not continue as the pandemic subsides and the restrictions intended to prevent its spread are relaxed or lifted, which may negatively impact our GSV and revenue growth.
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
•reduced client spend on our offerings and services;
•diminished ability to acquire new clients, particularly large enterprise and other clients with larger, longer-term independent talent needs;
•increased competition as new competitors enter our market segment due to the accelerated shift toward remote work;
•increased costs as a result of marketing and promotional efforts;

•increased risk of data breach or cybersecurity incidents as a result of additional workers accessing corporate systems remotely;
•increased risk of fraud, cybersecurity attacks, or other illegal activity conducted by bad actors seeking to take advantage of our users or us due to the uncertainty around the COVID-19 pandemic;
•increased employee and contractor attrition and reduced availability of key personnel to conduct important business activities, such as providing support to users and developing new offerings or services;
•reduced ability to retain, attract, train, and integrate highly skilled personnel;
•any impairment charges on our operating lease asset and related leasehold improvements being recognized as a general and administrative expense due to a reduction to our office space and our potential sublease of such office space at a rental rate that is less than our rent expense for such office space, or any termination fees we may incur as a result of our termination of the operating lease for such office space. For example, as a result of our shift to a flexible work model for our workforce, in 2021 we subleased the entirety of our former headquarters in Santa Clara, California and a portion of our current headquarters in San Francisco, California, and, as a result, we incurred impairment charges of $8.7 million;
•reduced spend by clients or availability of talent located in areas or regions more affected by the COVID-19 pandemic;
•reduced GSV and revenue as a result of increased user circumvention of our work marketplace;
•reduced GSV and revenue as a result of talent reducing the fees they charge to clients due to an excess number of talent joining our work marketplace;
•difficulty in business planning and forecasting due to significant uncertainty in the impact of the COVID-19 pandemic on all aspects of our business and on our clients, talent, and other business partners;
•longer sales cycles due to slower decision-making, reduced budgets, or delays in planned work by existing and potential clients;
•impacts on payment partners, disbursement partners, or other critical third-party partners that may cause delays in processing payments to talent or other important functions of our work marketplace, result in an increase in payment transaction costs, lead to loss of revenue, or cause a decline in quality or availability of services, negatively affect our reputation or user activity on our work marketplace, or increase our operating costs;
•delayed or missed client payments to us or talent, which may also result in reductions in revenue, increased transaction losses, numbers of disputes with users, and costs as we seek to compel payment, which we may not be able to recover;
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
Although the COVID-19 pandemic did not have a material adverse impact on our financial results for the year ended December 31, 2021, the rapidly changing market and macroeconomic conditions caused by the COVID-19 pandemic have impacted the business of many of our clients, which resulted in a reduction in spend on our work marketplace for some of those affected clients. There can be no assurance that the positive impacts from the COVID-19 pandemic, such as increased talent and client acquisitions, increased client spend, and increased client retention, will continue to offset those parts of our business that have been adversely impacted. Many of these risk factors are unpredictable and outside of our control, and any of these factors could amplify the other risks and uncertainties described elsewhere in this Annual Report. It is uncertain what impact that the various legislative and other government responses being undertaken in the United States and other countries, including with respect to the approval and distribution of vaccines, in which our users are located will have on the economy, our industry, our partners, our users, and our company. In connection with the COVID-19 pandemic, we have also implemented measures to protect the health of our workforce, including by adopting a flexible work model for our workforce that we believe will result in most of our employees working remotely even after the pandemic is over. These measures may negatively impact the health and safety of our employees, impact workforce productivity, increase the risk of data security breaches and other privacy and security incidents, and may cause other disruptions to our business. As and to the extent offices reopen, our efforts to comply with applicable health guidelines may not prove sufficient to protect the health of our employees and other visitors to our offices, and our adoption of these measures may adversely affect our business operations. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business. For example, any increase in client acquisition due to the shift toward remote work as a result of the COVID-19 pandemic may slow or decline as the impact of the COVID-19 pandemic subsides and users are no longer subject to restrictions intended to prevent the spread of COVID-19.
We have a limited operating history under our current business strategy and pricing model, and will continue to evolve our business strategy and pricing model, which makes it difficult to evaluate our business and future prospects.
We recently evolved, and will continue to evolve, our sales, marketing, and brand positioning efforts, as well as our business strategy. Recently, we have undertaken a rebranding effort and expanded our focus on large enterprise and other clients and prospects with larger, longer-term independent talent needs. In an effort to better serve this market segment, we recently expanded our Upwork Enterprise offering, which is designed to help large enterprise businesses connect with talent and provide clients with additional offerings and services. We continue to evaluate and revise our current offerings and pricing model and create and test additional offerings, pricing models, features, and services to serve these and other market segments. We regularly launch new offerings such as “Project Catalog,” a feature through which talent can market pre-scoped projects that are easily purchased via a click-and-buy experience. Creating new offerings is expensive and time consuming, diverts the attention of our management, and not all offerings achieve market acceptance at the levels we expect and therefore may not be cost-effective to maintain. For example, in 2019, we launched our Upwork Business offering, focused on mid-market businesses. In the fourth quarter of 2020, we decided that it was no longer cost-effective for our sales team to sell our Upwork Business offering. This decision resulted in a reduction in force of approximately one-third of our sales employees in the fourth quarter of 2020. Moreover, if an offering does not achieve sufficient market acceptance or otherwise does not achieve its intended effect, we may expend additional resources and divert the attention of management to implement modifications in an effort to improve the offering, and these efforts may not be successful.
Changes in our offerings and pricing, and the continued evolution of our business strategy, subject us to a number of uncertainties, including our ability to plan for and model future growth and make accurate projections regarding our future performance. In addition, we have in the past seen, and may in the future see, unexpected or unintended negative effects, as a result of changes to our pricing model, offerings, and sales, brand positioning, and marketing efforts, including a failure to attract and retain quality talent or attract new clients that spend on our work marketplace or the loss of spend from existing clients. We cannot ensure that we will be successful in addressing these and other challenges we may face in the future, and our business may be adversely affected if we do not manage these challenges successfully.
Changes to our offerings and pricing model have in the past adversely affected, and could in the future adversely affect, our business.
From time to time we have made, and will continue to make, changes to our offerings and pricing model, including in 2019 when we launched new paid membership types for clients and new Connects pricing for talent, which resulted in user dissatisfaction and negatively impacted fill rates for projects on our work marketplace. From time to time, we will make further changes to our offerings and pricing model, including with respect to Connects, due to a variety of reasons, including changes to the market for our offerings and services or our business strategy, as new competitors enter our market segment, as we introduce, refine, or consolidate our offerings, as competitors introduce new products and services, and to grow our user base. Changes to any components of our pricing model have in the past, and may in the future, among other things, result in user dissatisfaction, increased circumvention, lead to a loss of GSV, revenue, or users, result in a change to the way we recognize revenue, reduce the amount of revenue we generate as a percentage of GSV, affect the taxability of our services and increase our tax exposure, reduce the rate or size of projects that get posted or completed on our work marketplace, negatively impact fill rates for projects on our work marketplace, or otherwise negatively impact our reputation, operating results, financial condition, and cash flows.

We face payment and fraud risks that could adversely impact our business.
Our work marketplace systems and controls relating to customer identity verification, user authentication, and fraud detection are complex. If such systems and controls are not effective, our work marketplace may be perceived as not being secure, our reputation may be harmed, we may face regulatory action, and our business may be adversely impacted. In addition, bad actors around the world use increasingly sophisticated methods to engage in illegal activities involving personal information, such as unauthorized or fraudulent use of another’s identity, payment information, or other information; misrepresentation of the user’s identity, location, or skills, including using accounts that they have purchased, borrowed, or leased; and the improper acquisition or use of credit or debit card details and banking or other payment account information. These types of illegal activities may increase as platforms like ours gain more prominence, including due to the ongoing shift toward remote work or in the event of a macroeconomic downturn, and as we become more visible as a result of our brand promotion efforts, as bad actors seek to take increasing advantage of us or our users. This conduct on our website could result in any of the following, each of which could adversely impact our business:
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
•we may be subject to additional risk and liability exposure, including for negligence, fraud, or other claims, if employees or third-party service providers, including talent that provide services to us, misappropriate our banking, payment, or other information or user information for their own gain or to facilitate the fraudulent use of such information;
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
•we may be subject to additional risk if clients fail to pay talent for services rendered, as talent may seek to hold us responsible for the clients’ conduct and may lose confidence in our work marketplace, may decrease or cease use of our work marketplace, may publicize their negative experiences, or seek to obtain damages and costs;
•if talent misstate their qualifications or location, provide misinformation about their skills, identity, or otherwise, perform services they are not qualified or authorized to provide, produce insufficient or defective work product or work product with a viral or other harmful effect, clients or other third parties may seek to hold us responsible for the talents’ acts or omissions and may lose confidence in our work marketplace, decrease or cease use of our work marketplace, or seek to obtain damages and costs; and
•we may suffer reputational damage adversely impacting our business as a result of the occurrence of any of the above.
We do not have control over users of our work marketplace and cannot ensure that any measures we have taken to detect, prevent, and mitigate these risks will stop or minimize the use of our work marketplace for, or to further, illegal or improper purposes. We have received in the past, and are likely to continue to receive in the future, complaints and inquiries from clients, talent, and other third parties, including law enforcement, administrative agencies, and the press, concerning misuse of our work marketplace and wrongful conduct of other users. We have also brought claims against clients and other third parties for their misuse of our work marketplace, and may be required to bring similar claims in the future. Even if these claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the attention and resources of our management, negatively impact our reputation, and adversely affect our business and operating results.
If we are unable to maintain our payment partner relationships on favorable terms, or at all, our business could be adversely affected.
Our payment partners consist of payment processors and disbursement partners. We rely on banks and payment partners to provide us with corporate banking services, escrow trust accounts, and clearing, processing, and settlement functions for the funding of all transactions on our work marketplace, and disbursement of funds to users, and we do not always have a sufficient surplus of vendors in the event one or more relationships is terminated for any reason.
Our payment partners are critical to our business. In order to maintain these relationships, we have in the past been, and may in the future be, forced to agree to terms that are unfavorable to us. If we are unable to maintain our agreements with current payment partners on favorable terms, or at all, or we are unable to enter into new agreements with new payment partners on favorable terms, or at all, our ability to collect payments and disburse funds and our revenue and business may be adversely affected. This could occur for a number of reasons, including the following with respect to our payment partners:
•our partners may be unable or unwilling to perform the services we require of them, such as processing payments to talent in a timely manner, including in a manner that is satisfactory to us as it relates to compliance with U.S. federal, state, and international laws and regulatory requirements;
•we may choose to cease doing business with our partners for a number of reasons, including as a result of their failure to comply with applicable payment or banking regulations or due to allegations of fraud or other impropriety by them or their third-party partners;
•our partners may be subject to investigation, regulatory enforcement, or other proceedings that result in their inability or unwillingness to provide services to us or our unwillingness to continue to partner with them;
•our partners may be unable to effectively accommodate changing service needs, such as those which could result from rapid growth or higher volume or those which relate to international expansion and local jurisdictions;
•our partners could, and, in some cases, have notified us in the past that they would, increase the rates that they charge us or our users, especially in light of changes in those partners’ interpretation and enforcement of their rules, increased declines of client payment methods, or increased client-issued chargebacks;
•our partners could choose to terminate or not renew their agreements with us, or only be willing to renew on different or less advantageous terms;
•our partners could reduce the services provided to us, cease doing business with us, or cease doing business altogether;
•our partners could be subject to delays, limitations, or closures of their own businesses, networks, partners, or systems, causing them to be unable to process payments or disburse funds for certain periods of time; or
•we may be forced to cease doing business with certain partners if card association operating rules, certification requirements and laws, regulations, or rules governing electronic funds transfers to which we are subject, change or are interpreted to make it difficult or impossible for us to comply.
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
In order to increase our revenue from our premium offerings and achieve and sustain profitability, we must improve the effectiveness and efficiency of our sales force and generate additional revenue from new and existing users. For example, in the fourth quarter of 2020, we completed an evaluation of the efficiency, productivity, and effectiveness of our sales force at generating revenue from our Upwork Business offering, as well as our other premium offerings. As part of this evaluation, we undertook a reduction in force of approximately one-third of our sales employees in an effort to drive efficiencies in our sales organization. Moreover, in the fourth quarter of 2021, we began increasing our investment in sales by expanding our sales team and we expect this expansion to continue through 2022 as we increase our efforts to acquire clients for our Upwork Enterprise offering.
There is significant competition for sales personnel with the skills and technical knowledge required to maintain a productive and efficient sales force. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, effectively deploying, and retaining sufficient numbers of sales and sales support personnel to support our growth. It is difficult to find, and we may be unable to retain, a sufficient number of sales personnel with the specific skills and technical knowledge needed to sell our Upwork Enterprise and other premium offerings, particularly in light of the current global labor shortage. Furthermore, hiring and effectively deploying sales personnel, particularly in new markets, is complex and requires additional costs that we may not recover if the sales personnel fail to achieve full productivity. Even if we are able to hire qualified sales personnel, doing so may be costly and lengthy, as new sales personnel require significant training and can take a number of months to achieve full productivity. In addition, new sales personnel do not always achieve productivity milestones within the timelines that we have projected, negatively impacting our ability to achieve our long-term financial projections associated with such personnel. Not all of our sales personnel and planned hires have or will become productive, or do so as quickly as we expect. When our new sales personnel do not become fully productive on the timelines that we have projected, or at all, our revenue will not increase at anticipated rates, or at all, and our ability to achieve long-term projections may be negatively impacted. The COVID-19 pandemic and restrictions intended to prevent its spread adversely affected the productivity of our sales force for a period of time, and may adversely affect it again as the COVID-19 pandemic subsides, as the productivity of our sales force may diminish as users return more frequently to physical offices or are otherwise no longer subject to restrictions related to the COVID-19 pandemic. If our sales personnel are not successful in obtaining new business or increasing sales to our existing user base, our business and results of operations will be adversely affected.
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
We are subject to disputes with or between users of our work marketplace.
Our business model involves enabling connections between talent and clients that contract directly through our work marketplace. Talent and clients are free to negotiate any contract terms they choose, but we also provide optional service contract terms that they can elect to use. Disputes sometimes arise between talent and clients with regard to their contract terms, work relationship, or otherwise, including with respect to service standards, payment, confidentiality, work product, and intellectual property ownership and infringement. These disputes may occur more frequently during a macroeconomic downturn. If either party believes the contract terms were not met, our standard terms and some individually negotiated services agreements provide a mechanism for the parties to request assistance from us, and, for some contracts, if that is unsuccessful, they may choose to resolve the dispute with the help of a third-party arbitrator. Whether or not talent and clients decide to seek assistance from us, if these disputes are not resolved amicably, the parties might escalate to formal proceedings, such as by filing claims with a court or arbitral authority. Given our role in facilitating and supporting these arrangements, claims are sometimes brought against us directly as a result of these disputes and talent or clients bring us into any claims filed against each other, particularly when the other user is insolvent or facing financial difficulties. Through our terms of service and services agreements for premium offerings, we disclaim responsibility and liability for any disputes between users (except with respect to specified dispute assistance programs and services); however, we cannot guarantee that these terms will be effective in preventing or limiting our involvement in user disputes or that these terms will be enforceable or otherwise effectively prevent us from incurring liability as a result of disputes between users. In addition, from time to time users assert claims against us regarding their experience on our work marketplace, including related to their search ranking results, their feedback ratings, our advertising or marketing, our dispute resolution process, or admission or non-admission to the work marketplace or other programs and badges, including those designed to highlight successful talent. Moreover, for some premium offerings, we provide enhanced services and assistance with respect to disputes over work product, and clients or talent may pursue claims against us if they are not satisfied with those enhanced services. Disputes between clients and talent and between users and our company may become more frequent based on conditions outside our control, such as a macroeconomic downturn. Such disputes, or any increase in the number of disputes, may result in an adverse effect on our company, such as a loss of goodwill with users, reputational harm, lost GSV and revenue, and an increase in costs to us. Even if these claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could result in legal, settlement, or other financial costs; divert the resources of our management; and adversely affect our business and operating results.
Our business depends largely on our ability to attract and retain talented employees, including senior management and key personnel. If we lose the services of Hayden Brown, our President and Chief Executive Officer, or other members of our senior management team or key personnel, we may not be able to execute on our business strategy.
Our future success depends in large part on the continued services of senior management and other key personnel and our ability to attract, retain, and motivate them. In particular, we are dependent on the services of Hayden Brown, our President and Chief Executive Officer, and our future vision, strategic direction, work marketplace, and technology could be compromised if she were to take another position, become ill or incapacitated, or otherwise become unable to serve as our President and Chief Executive Officer. We rely on our leadership team and other key personnel in the areas of product, engineering, operations, security, marketing, sales, support, corporate development, and general and administrative functions. Our senior management and other key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason, and without notice, and we do not maintain any “key-person” life insurance policies. If we lose the services of senior management or other key personnel, if our succession plans prove inadequate, or if we are unable to retain, attract, train, and integrate the highly skilled personnel we need, our business, operating results, and financial condition could be adversely affected.
We have made, and may continue to make, changes that have been and will be disruptive to our personnel, such as changes to the composition of our leadership team and other key personnel and reorganizations of reporting lines of our workforce. These changes have resulted, and future personnel changes may result, in increased attrition or reduced productivity of our personnel, including senior management and key personnel, stemming from organizational restructuring, as new reporting relationships are established, and as other companies may increasingly target our executives and other key personnel, particularly during the current highly competitive market for qualified personnel. Any such changes may also result in a loss of institutional knowledge, cause disruptions to our business, impede our ability to achieve our objectives, or distract or result in diminished morale in, or the loss of, workers.
Our future success also depends on our continuing ability to retain, attract, train, and integrate highly skilled personnel, including software engineers and sales personnel. We face intense competition for qualified personnel from numerous software and other technology companies. In addition, competition for qualified software engineers is particularly intense. This competition has become exacerbated by the increase in employee resignations currently taking place throughout the United States as a result of the COVID-19 pandemic, which is commonly referred to as the “great resignation.” We may not be able to retain our current key personnel or attract, train, integrate, or retain other highly skilled personnel in the future, all of which may be more difficult given our shift to a flexible work model for our workforce. We may incur significant costs to attract and retain highly skilled personnel, we may lose employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them, and our succession plans may be insufficient to ensure business continuity if we are unable to retain key personnel or were to lose a significant portion of our personnel. Further, even highly skilled personnel may fail to be productive, and our adoption of remote work may result in a loss of productivity of our workforce. To the extent we move into new geographies, including internationally, we would need to attract and recruit skilled personnel in those areas.
Volatility or lack of appreciation in our stock price may also affect our ability to attract new skilled personnel and retain our key personnel. The market price of our common stock has been, and may continue to be, particularly volatile, in part due to broader stock market fluctuations, and as a result, the equity held by our senior management and other key personnel may have depreciated in value relative to the original purchase or issue price and therefore have less retentive power. If we are unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements, on a timely basis or at all, or if we need to increase our compensation expense to retain our employees, our business, operating results, financial condition, and cash flows may be adversely affected.
Clients sometimes fail to pay their invoices, necessitating action by us to compel payment.
In connection with our Upwork Enterprise offering, and for certain legacy clients, we advance payments to talent for invoiced services on behalf of the client and subsequently invoice the client for such services. In order to maintain these relationships, we have in the past been, and may in the future be, forced to agree to terms that are unfavorable to us, including extended payments terms. In addition, in certain instances, we will advance payment on a talent invoice if the client issues a chargeback or their payment method is declined and the talent assigns us the right to recover any funds from the client. From time to time, clients fail to pay for services rendered by talent, and as a result, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the applicable agreement or our terms of service, including through arbitration or litigation. Furthermore, some clients may seek bankruptcy protection or other similar relief and fail to pay amounts due, or pay those amounts more slowly, either of which could adversely affect our operating results, financial position, and cash flow. All of these risks are made more likely during a macroeconomic downturn and could result in increased costs to us as we advance payments to talent and seek to compel payment from our clients.
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
•encounter difficulties retaining key personnel of the acquired company or integrating diverse software codes, operations, or business cultures;
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
Risks Related to Our Industry, Offerings, and Services
Because we derive the substantial majority of our revenue from our marketplace offerings—with most of our marketplace revenue derived from our Upwork Basic, Plus, and Enterprise offerings—our inability to generate revenue from our marketplace offerings would adversely affect our business operations, financial results, and growth prospects.
We derive, and expect to continue to derive in the near future, the substantial majority of our revenue from our marketplace offerings, with most of our marketplace revenue derived from our Upwork Basic, Plus, and Enterprise offerings. As such, market acceptance of our marketplace offerings, including new offerings, is critical to our continued success, and any failure of our marketplace offerings to meet users’ expectations with respect to user experience or the failure of specific features to be effective in attracting and retaining users will have a negative impact on our business. Demand for our marketplace offerings is affected by a number of factors beyond our control, including the timing and success of new offerings and services by our competitors, our ability to respond to technological change and to effectively innovate and grow, contraction in our market, client spending patterns, talent activity levels, the size and price of projects on our work marketplace, changes in adoption of remote work, macroeconomic effects, such as those resulting from the COVID-19 pandemic, and the other risks identified herein. If we are unable to meet user demands, to expand our offerings or the categories of services offered on our work marketplace, or to achieve and maintain more widespread market acceptance of our marketplace offerings, our business operations, financial results, and growth prospects will be adversely affected.
We face intense competition and could lose market share to our competitors, which could adversely affect our business, operating results, and financial condition.
The market segment for independent talent and the clients that engage them is highly competitive, rapidly evolving, fragmented, and subject to changing technology, shifting needs, and frequent introductions of new competitors as well as new offerings and services. The level of competition within, and the frequency and likelihood of increased third-party investment and new competitors entering, this market segment has further intensified due to the ongoing COVID-19 pandemic and the resulting shift toward remote work and other labor market dynamics. We compete with a number of online and offline platforms and services domestically and internationally, as well as traditional staffing firms, to attract and retain users and expand our share of user spend. Our main competitors fall into the following categories:
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
In addition, well-established internet companies, such as Google, LinkedIn, and Amazon, social media platforms, such as Meta, and businesses that operate driving, delivery, and other commoditized marketplaces, such as Uber Technologies, have entered or may decide to enter into our market segment. Some of these companies have launched or may launch, or have acquired or may acquire companies or assets that offer products and services that directly compete with our work marketplace. For example, LinkedIn launched ProFinder in 2016 and Open for Business in 2019, and in 2021 launched a new offering called Services Marketplaces, each of which is a service to connect LinkedIn members with one another for freelance service relationships. Many of these established internet companies and other competitors are considerably larger than we are, have considerably greater financial and other resources than we do, and could offer products and services similar to our offerings for lower fees.
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
We also compete with companies that utilize emerging technologies and assets, such as blockchain, artificial intelligence, augmented reality, cryptocurrency, and machine learning. These competitors may offer products and services that may, among other things, provide automated alternatives to the services that talent provide on our work marketplace, use machine learning algorithms to connect businesses with service providers more effectively than we do, or otherwise change the way that businesses engage or pay service providers so as to make our work marketplace less attractive to users. Many of the companies and services that utilize these technologies in our market are still new and not yet fully mature in their capabilities or network scale; however, we may face increased competition should these companies or services, or new entrants, succeed.
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
We believe that developing, maintaining, evolving, and enhancing awareness and integrity of our brand and reputation in a cost-effective manner are important to achieving widespread acceptance and use of our work marketplace and are important elements in attracting new users and retaining existing users. Successful promotion and positioning of our brand, offerings, and business model depend on, among other things, the effectiveness of our marketing efforts and brand messaging, our ability to provide a reliable, trustworthy, and useful work marketplace and offerings at competitive prices, the perceived value of our work marketplace and offerings, and our ability to provide quality support. In order to reach the brand awareness and acceptance levels of some of our competitors, we need to continuously invest in marketing programs that may not be successful in achieving meaningful awareness and acceptance levels, particularly during early phases of expansion into newer user awareness segments, such as international users. Some of the marketing programs and brand promotion efforts we implement may be new and unproven and therefore their likelihood of success may be uncertain. Further, brand promotion activities may not resonate with existing or potential users or yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building, evolving, and maintaining our brand and reputation. For example, since 2019, we have made significant investments in sales and marketing to acquire new clients and drive brand awareness, and expect to increase these investments throughout 2022. It is not certain that these investments have had or will have sufficient positive impact on our brand to be cost effective. Likewise, publicity efforts or news coverage may undermine our brand promotion efforts or harm our reputation or may not resonate with existing or potential users. We have also recently evolved, and will continue to evolve, our marketing and brand positioning efforts, including a rebranding effort which we undertook in the second quarter of 2021, expanding our focus on large enterprise and other clients and prospects with larger, longer-term independent talent needs. These efforts may not be successful in achieving the brand awareness and acceptance levels in a cost-effective manner, or without harming other areas of our business.
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
If the market for independent talent and the services they offer develops more slowly than we expect, our growth may slow or stall, and our operating results could be adversely affected.
The market for online independent talent and the services they offer is relatively new, rapidly evolving, and unproven. Our future success will depend in large part on the continued growth and expansion of this market and the willingness of businesses to engage independent talent to provide services and independent talent to engage as service providers. It is difficult to predict the size, growth rate, and expansion of this market, whether any expansion will be long-term or temporary, particularly as the COVID-19 pandemic subsides and restrictions intended to prevent its spread are relaxed or lifted, the success of competitive products and services, or technological, macroeconomic, legal, regulatory, or other developments that will impact the overall demand for independent talent. Furthermore, many businesses may be unwilling to engage independent talent for a variety of reasons, including perceived negative connotations with outsourcing work, quality of work, or privacy or data security concerns or the rapidly evolving regulations that may impact the demand for independent contractor services more generally, including as discussed further in the risk factor titled “There may be adverse tax, legal, and other consequences if the contractor classification or employment status of talent that use our work marketplace is challenged.” Likewise, with the greater adoption of remote work and increased flexibility in employment relationships resulting from the COVID-19 pandemic, more skilled independent talent may choose traditional employment. If the market for independent talent and the services they offer does not achieve widespread adoption, or there is a reduction in demand for independent talent, including as the COVID-19 pandemic subsides, it could result in decreased revenue and our business could be adversely affected.
If we are not able to develop and release new offerings and services, or develop and release successful enhancements, new features, and modifications to our existing offerings and services, our business could be adversely affected.
The market for our work marketplace is characterized by rapid technological change, frequent product and service introductions and enhancements, changing user demands, and evolving industry standards. The introduction of offerings and services embodying new technologies can quickly make existing offerings and services obsolete and unmarketable. We invest substantial resources in researching and developing new offerings and services and enhancing our work marketplace by incorporating additional features, improving functionality, modernizing our technology, and adding other improvements to meet our users’ evolving demands in our increasingly highly competitive industry. For example, in 2020 we invested a significant amount of resources to launch Project Catalog and we continue to invest resources to modify and enhance this and other offerings to increase client traffic and usage and improve the user experience. The success of any enhancements or improvements to, or new features of, our work marketplace or any new offerings and services, such as Project Catalog, depends on several factors, including overall demand and market acceptance consistent with the intent of such offerings or services, competitive pricing, adequate quality testing to ensure an absence of errors, defects, and disruptions on our work marketplace, integration with new and existing technologies on our work marketplace and third-party partners’ technologies, and timely completion. We cannot be sure that we will succeed, on a timely or cost-effective basis, in developing, marketing, and delivering enhancements or new features to or modernizing our work marketplace or any new offerings and services that respond to continued changes in the market for independent talent or business services. Any enhancements or new features to our work marketplace or any new offerings and services may not achieve, and in the past certain features and offerings have not achieved, market acceptance, cost-effectiveness, or the intended effect. In the past, we have experienced unintended negative effects, including reduced client spend, diminished fill rates for projects on our work marketplace, errors and disruptions on our work marketplace, and user dissatisfaction from certain modifications to our offerings, services, and features.
Moreover, even if we introduce new offerings and services, we may experience a decline in revenue from our existing offerings and services that is not offset by revenue from the new offerings or services. In addition, we may lose existing users that choose to use competing products or services. This could result in a temporary or permanent decrease in revenue and adversely affect our business.
Because a substantial portion of the services offered by talent and sought by clients on our work marketplace is information technology services, a decline in talent offering information technology services or the market for information technology service providers on our work marketplace could adversely affect our business.
A substantial portion of the services offered by talent and sought by clients on our work marketplace relates to information technology. If, for any reason, the market for information technology services declines, including as a result of the relaxation or lifting of restrictions intended to prevent the spread of COVID-19, a macroeconomic downturn, geopolitical events, increased use of artificial intelligence, automation, or otherwise, if a sufficient number of qualified talent is not available on our work marketplace or willing to perform these services or businesses satisfy their needs for these services through alternative means, including through use of our competitors’ products or traditional employment relationships, or if the talent on our work marketplace are not located or able to work in specific geographic regions in which clients are seeking to engage remote talent, the growth in the number of users on our work marketplace may slow or decline and as a result our revenue and business may be adversely impacted.
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
Our business involves the storage, processing, and transmission of users’ proprietary, confidential, and personal information as well as the use of third-party partners and vendors who store, process, and transmit users’ proprietary, confidential, and personal information. We also maintain certain other proprietary and confidential information relating to our business and personal information of our personnel. Our systems, and the systems of our vendors and third-party partners, may be vulnerable to privacy or security incidents, such as computer viruses and other malicious software, physical or electronic break-ins, or vulnerabilities resulting from intentional or unintentional service provider actions, and similar disruptions that could make all or portions of our website or applications unavailable for periods of time. Any privacy or security incident, whether intentionally or unintentionally caused by us or by third parties, that we experience could result in unauthorized access to, misuse of, or unauthorized acquisition of our, our personnel’s, or our users’ data; the loss, corruption, or alteration of this data; interruptions in our operations; or damage to our computers or systems or those of our users. Any of these could expose us to claims, litigation, fines, enforcement actions, other potential liability, and reputational harm. Additionally, ransomware or other malware, viruses, social engineering (including business email compromise and related wire-transfer fraud), and general hacking in our industry have become more prevalent and more complex. Bad actors often try to take advantage of us, our users, and our vendors and third-party partners by using social engineering and other methods to persuade their victims to make fraudulent payments, or to download viruses, ransomware, or other malware into computer systems and networks. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target, we and our vendors and third-party partners may be unable to anticipate these techniques or to implement adequate preventative measures, despite our efforts to implement and maintain a robust information security program. Data security breaches and other privacy and security incidents may also result from non-technical means, such as, for example, actions taken by employees or contractors, such as talent that we engage on our work marketplace to perform services for us, and the likelihood of such incidents may increase as a result of our workforce working remotely. If we, our vendors, or third-party partners experience an actual or perceived breach or privacy or security incident, public perception of the effectiveness of our security measures and brand could be harmed, and we could lose users and business. In addition, significant unavailability of our work marketplace due to security breaches or other privacy and security incidents could cause users to decrease their use of or cease using our work marketplace. Any of these effects could adversely impact our business.

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
Our sales efforts are increasingly primarily targeted at large enterprise and other clients and prospects with larger, longer-term independent talent needs, and as a result we may encounter greater pricing, implementation, and customization challenges, and we may incur additional costs, each of which could adversely impact our business and operating results.
Our sales efforts are primarily targeted at large enterprise and other clients and prospects with larger, longer-term independent talent needs. For example, in the fourth quarter of 2021, we began increasing our investment in sales by expanding our sales team and we expect this expansion to continue through 2022 as we increase our efforts to acquire clients of our Upwork Enterprise offering. As a result of our increased focus on these larger clients, we face greater costs, longer sales cycles, and less predictability in completing some of our sales and in increasing spend by existing clients. For larger clients, use of our work marketplace may require approvals by multiple departments and executive-level personnel and require us to provide greater levels of services and client education regarding the uses, benefits, security, privacy, worker classification, payments, and compliance services offered on our work marketplace. Larger enterprises typically have longer decision-making and implementation cycles and may demand more customization, greater indemnification and risk shifting, higher levels of support, a broader range of services, and greater payment flexibility. In addition, larger clients may require greater functionality and scalability that can lead to delays in sales or difficulties in growing client spend. We are often required to spend time and resources to better familiarize potential large enterprise clients with the value propositions of our work marketplace generally. Despite our efforts in familiarizing potential large enterprise clients with the benefits of our work marketplace, these potential clients may decide not to use our work marketplace if, among other reasons, they do not feel that their procurement or compliance needs are or will be met. In addition, sales opportunities with large clients may require us to devote greater sales and administrative support and professional services resources to individual clients, which could increase our costs, lengthen our sales cycle, and divert our own sales and professional services resources to a smaller number of larger clients. We may spend substantial time, effort, and money in our sales efforts without being successful in producing sales or growing client spend.
Even if we reach an agreement with a client to use our work marketplace, the agreement may not be on pricing or other terms that are favorable to us. A significant portion of the fees we typically receive from clients is contingent on the level of spend by the client. If a client negotiates pricing terms that are less favorable to us, does not engage talent on our work marketplace, or uses talent for few projects or projects of low value, our revenue from the relationship may be minimal.
If internet search engines’ methodologies or other channels that we utilize to direct traffic to our website are modified to our disadvantage, or our search result page rankings decline for other reasons, our user growth could decline.
We depend in part on various internet search engines, such as Google, as well as other channels to direct a significant amount of traffic to our website. Our ability to maintain the number of visitors directed to our website is not entirely within our control. For example, our competitors’ search engine optimization and other efforts such as paid search may result in their websites receiving a higher search result page ranking than ours, internet search engines or other channels that we utilize to direct traffic to our website have in the past and could again revise their methodologies or implement other changes or penalties that adversely impact traffic to our website, or we may make changes to our website that adversely impact our search engine optimization rankings and traffic to our website in order to comply with applicable regulatory requirements or for other reasons. As a result, links to our website may not be prominent enough to drive sufficient traffic to our website, and we may not be able to influence the results.
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
Our business depends on users transacting through our work marketplace. Despite our efforts to prevent them from doing so, users circumvent our work marketplace and engage with or take payment through other means to avoid the fees that we charge, and it is difficult or impossible to measure the losses associated with circumvention. Enhancements and changes we make with respect to our offerings, services, and features may unintentionally cause, and may have unintentionally caused in the past, users to circumvent our work marketplace. In addition, circumvention by users of our work marketplace is likely to increase during a macroeconomic downturn, as users may be more cost-sensitive with respect to our fees. Moreover, certain changes we make to decrease circumvention by users have in the past and could again inadvertently result in user dissatisfaction, increased user circumvention, and a decline in user activity on our work marketplace. The loss of revenue associated with circumvention of our work marketplace has an adverse impact on our business, cash flows, operating results, and financial condition. In addition, our efforts to reduce circumvention may be costly or disruptive to implement, have results that are difficult or impossible to measure, fail to have the intended effect or have an adverse effect on our brand or user experience, cause users to cease using our work marketplace, reduce the attractiveness of our work marketplace, divert the attention of management, or otherwise harm our business.
Errors, defects, or disruptions in our work marketplace could diminish demand, adversely impact our financial results, and subject us to liability.
Our work marketplace enables our users to manage important aspects of their businesses, and any errors, defects, or disruptions in our work marketplace, or other performance or availability problems with our work marketplace or infrastructure could harm our brand and reputation, negatively impact our operating results, or otherwise damage our business or the businesses of our users. As the usage of our work marketplace grows, and as we introduce new offerings and services and look to expand our international footprint over time, we will need an increasing amount of technical infrastructure and continued infrastructure modernization, including network capacity and computing power, to continue to operate our work marketplace. We may fail to effectively scale and grow our technical infrastructure to accommodate these increased demands, which may adversely affect our user experience. We also rely on third-party software and infrastructure, including the infrastructure of the internet, to provide our work marketplace. Any failure of or disruption to this software and infrastructure could also make our work marketplace unavailable to our users. For example, these types of disruptions have negatively impacted our work marketplace, such as an inadvertent error by a regulatory agency that prevented users from accessing our website for a brief period of time. Internet shutdowns in certain jurisdictions are becoming more frequent, including in response to civil unrest or prior to contested political elections, and any shutdown in a jurisdiction in which a significant number of our users are located will adversely affect user activity on our work marketplace throughout the duration of such shutdown. Our work marketplace is constantly changing with new updates, which may contain undetected errors when first introduced or released. Any errors, defects, disruptions in service, or other performance or stability problems with our work marketplace, or the inadequacy of our efforts to adequately prevent or timely detect or remedy errors or defects, could result in negative publicity, loss of or delay in market acceptance of our work marketplace, loss of competitive position, our inability to timely and accurately maintain our financial records, interference with our clients’ ability to contract for, or the ability of talent to complete, projects on our work marketplace, inaccurate or delayed invoicing of clients, delay of payment to us or talent, claims by users for losses sustained by them, or investigation and corrective action taken by regulatory agencies. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help resolve the issue. Accordingly, any errors, defects, or disruptions in our work marketplace could adversely impact our brand and reputation, revenue, and operating results.

Our ability to attract and retain users is dependent in part on ease of use and reliability of our work marketplace and the quality of our support, and any failure to offer high-quality support could adversely impact our business, operating results, and financial condition.
Our ability to attract and retain users is dependent in part on the ease of use and reliability of our work marketplace, including our ability to provide high-quality support. Our users depend on our support organization to resolve any issues relating to our work marketplace, to communicate effectively about their accounts, and to assist in their use of our work marketplace, especially large enterprise clients, which expect higher levels of support. Our ability to provide effective support is largely dependent on our ability to attract, resource, and retain service providers who are both qualified to support users of our work marketplace and well versed in our work marketplace. Offering our website and user support only in English may negatively impact our relationships with our users, particularly users in non-English speaking countries. As we seek to continue to grow our international user base, our support organization will face additional challenges, including those associated with delivering support and documentation in languages other than English. Any failure to maintain high-quality support or effectively communicate with our users, or any market perception that we do not maintain high-quality support or act professionally, fairly, or effectively in our communications and actions with respect to users, could harm our reputation, adversely affect our ability to sell our work marketplace to existing and prospective users, and could adversely impact our business, operating results, and financial condition.
We rely on AWS to deliver our work marketplace to our users, and any disruption of service from AWS or material change to our arrangement with AWS could adversely affect our business.
We currently host our work marketplace, serve our users, and support our operations using AWS, a provider of cloud infrastructure services. We do not have control over the operations of the facilities of AWS that we use. AWS’s facilities are vulnerable to failure, damage, or interruption from a number of causes, including from earthquakes, hurricanes, floods, fires, cybersecurity attacks, terrorist attacks, power losses, telecommunications failures, and similar events or could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism, and other misconduct. The occurrence of any of these events, a decision to close the facilities or cease or limit providing services to us without adequate notice, or other unanticipated problems could result in interruptions to our work marketplace, including lengthy interruptions. Our work marketplace’s continuing and uninterrupted performance is critical to our success and users may become dissatisfied by any system failure that interrupts our ability to provide our work marketplace to them. We may not be able to easily switch our AWS operations to another cloud or other data center provider if there are disruptions or interference with our use of AWS, and, even if we do switch our operations, other cloud and data center providers are subject to the same risks. Sustained or repeated system failures could reduce the attractiveness of our work marketplace to users, cause users to decrease their use of or cease using our work marketplace, and adversely affect our business. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our work marketplace. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service and we cannot be certain that insurance will continue to be available to us on economically reasonable terms, or at all.
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
Mobile devices are increasingly used for marketplace transactions. A significant and growing portion of our users access our work marketplace through mobile devices, including through the use of mobile applications. Our mobile applications rely on third parties maintaining open application store platforms, including the Apple App Store and Google Play, which make current and new applications or new versions of our mobile applications available for download and use on mobile devices. We cannot assure you that the platforms through which we distribute our applications will maintain their current structures or terms of access, that such marketplaces will continue to make our mobile applications or newer versions of our mobile applications available for download, or that such marketplaces will not charge us fees to list our applications for download, or charge us new or additional fees to offer services and offerings through our applications. Additionally, there is no guarantee that popular mobile devices will continue to support our work marketplace, that the use of mobile devices for payments or other transactions on our work marketplace will be available on commercially reasonable terms, or that mobile device users will use our work marketplace rather than competing products. We are dependent on the interoperability of our work marketplace with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems that degrade the functionality of our website or applications or give preferential treatment to competitors could adversely affect the usage of our work marketplace on mobile devices. Additionally, in order to deliver high-quality mobile offerings, it is important that our offerings are designed effectively and work well with a range of mobile devices, technologies, systems, networks, and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing offerings that operate effectively with these devices, technologies, systems, networks, or standards. In the event that it is more difficult for our users to access and use our work marketplace on their mobile devices, our users find our mobile offering is not cost-effective, our users find our mobile offering does not meet their needs, our competitors develop offerings and services that are perceived to operate more effectively on mobile devices, or our users choose not to access or use our work marketplace on their mobile devices or use mobile products that do not offer access to our work marketplace, our user growth, user engagement, and business could be adversely impacted.
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
New laws, regulations, and orders enacted in response to the COVID-19 pandemic or the resulting macroeconomic downturn and uncertainty may also affect our business in ways that we do not anticipate, and existing laws and regulations may be interpreted and enforced differently than they have in the past in response to the pandemic. These laws may change rapidly and compliance may be costly to us. On the other hand, a loosening of these restrictions as certain geographic areas continue to reopen may result in a decline in user activity on our work marketplace. Likewise, geopolitical events, such as recent tensions between Ukraine and Russia, may cause Russia, Ukraine, the United States, the United Kingdom, European Union, which we refer to as the EU, or other jurisdictions to implement new laws, regulations, or orders, or enforce existing laws, regulations, and orders, in a manner that is harmful to us or our customers, including implementing sanctions that limit our ability engage with, collect payment from, or remit payment to, customers in Russia or other jurisdictions.
As our work marketplace’s geographic scope expands, including efforts to increase adoption by users outside the United States and extending our physical presence internationally, and as we expand or change the offerings and services offered on our work marketplace, regulatory agencies or courts may claim, or we may independently determine, that we, or our users, are subject to additional regulations or requirements, or are prohibited from conducting our business, or conducting business with us, in or with certain jurisdictions, either generally or with respect to certain offerings or services, or that we are otherwise required to change our business practices. If we determine additional legal requirements apply to our business, we may expend resources to comply or obtain licenses to come into compliance with such requirements, and such efforts may be a distraction to the business or require adverse changes to the manner in which we conduct our business or our work marketplace and may themselves cause regulatory agencies to scrutinize our business, including past practices. It is also possible that certain provisions in agreements with our users or service providers, or between talent and clients, or the fees we charge, may be found to be unenforceable or not compliant with applicable law.
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
New approaches to policy-making and legislation may also produce unintended harms to our business, which may impact our ability to operate our business in the manner in which we are accustomed. For example, there has been increased focus on worker classification and independent contractor regulations which led in part to the adoption of legislation in California, and it is possible that other jurisdictions will implement similar laws and regulations, as discussed in the risk factor titled “There may be adverse tax, legal, and other consequences if the contractor classification or employment status of talent that use our work marketplace is challenged.” These types of laws and regulations may have a far-reaching impact, including on the independent professionals that use our work marketplace and their clients. Any of these regulations could negatively impact our users, including perceptions regarding their use of our work marketplace, or have a material adverse effect on the demand for talent on our work marketplace or on the manner in which we are able to operate our work marketplace.
As we look to expand our international footprint over time, we may become obligated to comply with additional laws and regulations of the countries or markets in which we operate or have users. We may be harmed if we are found to be subject to new or existing laws and regulations or if those laws are interpreted and applied to us in a manner that harms our business or is inconsistent with the application of U.S. laws, including those concerning worker classification, independent contractors, employment, payments, whistleblowing and worker confidentiality obligations, intellectual property, consumer protection, taxation, privacy, data security, benefits, unionizing and collective action, arbitration agreements and class action waiver provisions, unfair competition, terms of service, website accessibility, background checks, and escheatment. In addition, contractual provisions that are designed to protect and mitigate against risks, including terms of service, services agreements, arbitration and class action waiver provisions, disclaimers of warranties, limitations of liabilities, releases of claims, and indemnification provisions, could be deemed unenforceable as to the application of these laws and regulations by a court, arbitrator, or other decision-making body. If we are unable to comply with these laws and regulations or manage the complexity of global operations and supporting an international user base successfully or in a cost-effective manner, or if these laws and regulations are found to apply to our users or cause a decline in demand for talent services, our business, operating results, and financial condition could be adversely affected.
Having an international community of users and engaging talent internationally exposes us to risks that could have an adverse effect on our business, operating results, and financial condition, and these risks could increase as we seek to expand our international footprint.
Even though we currently have a limited physical presence outside of the United States, our users have a global footprint that subjects us to the risks of being found to do business internationally. We have users of our work marketplace located in over 180 countries, including some markets where we have limited experience, where challenges can be significantly different from those we have faced in more developed markets, and where business practices may create greater internal control risks. Further, certain skills and services are offered by talent concentrated in countries with higher risks of instability and geopolitical uncertainty, such as Russia and Ukraine, both of which have experienced recent political unrest and are facing potential military conflict, which may interfere with the talent’s ability to access our work marketplace and for us to support users in such countries. In addition, we engage talent located in many countries to provide services for our managed services offering and to us for internal projects. Because our website is generally accessible by users worldwide, we have received in the past, and may continue to receive, notices from jurisdictions claiming that we or our users are required to comply with their laws. Laws outside of the United States regulating the internet, payments, escrow, data protection, data residency, privacy, taxation, terms of service, website accessibility, consumer protection, intellectual property ownership, services intermediaries, payment intermediaries, labor and employment, wage and hour, worker classification, worker health, background checks, and recruiting and staffing companies, among others, which could be interpreted to apply to us, are often less favorable to us than those in the United States, giving greater rights to competitors, users, and other third parties. Compliance with international laws and regulations may be more costly than expected, may require us to change our business practices or restrict or modify our offerings, and the imposition of any such laws or regulations on us, our users, or third parties that we or our users utilize to provide or use our services, may adversely impact our revenue and business. In addition, we may be subject to multiple overlapping legal or regulatory regimes that impose conflicting requirements which could lead to additional compliance costs and enhanced legal risks. Moreover, all of these risks will be exacerbated as we expand our operations internationally, including extending our physical presence and registering to do business outside the United States or investing in localization efforts.
Risks inherent in conducting business with an international user base, engaging talent globally, localizing our work marketplace, and expanding our operations internationally include, but are not limited to:
•being deemed to conduct business or have operations in the jurisdictions where users, including talent that provide services to us, are resident and being subject to their laws and regulatory requirements;
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
•tariffs, export and import restrictions, restrictions on foreign investments, sanctions, changes to existing trade arrangements between various countries, and other trade barriers or protection measures, including those affecting certain countries with higher risks of instability and geopolitical uncertainty, such as Russia and Ukraine;
•geopolitical instability and security risks, such as armed conflict and civil or military unrest, political instability, human rights concerns, and terrorist activity in countries where we have users, such as the geopolitical uncertainty in Russia and Ukraine;
•retaliatory actions by foreign governments intended to disrupt business like ours in the United States as a result of new or increased sanctions or export controls;
•macroeconomic and political conditions, including in certain foreign jurisdictions such as the evolving relations between the United States and China;
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
•organizing or similar activity by workers, local unions, works councils, or other labor organizations in the U.S. or elsewhere; and
•our ability to adapt to business practices and client requirements in different cultures.
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
There may be adverse tax, legal, and other consequences if the contractor classification or employment status of talent that use our work marketplace is challenged.
Clients are generally responsible for properly classifying the talent they engage through our work marketplace under our terms of service. Some clients opt to classify talent as employees for certain work, while talent in many other cases are classified as independent contractors.
We offer an optional service to users of our Upwork Enterprise offering and other premium offerings, through which we help classify talent as employees of third-party staffing providers or independent contractors. For clients of these services, subject to applicable law and the terms of our agreement with the client, we indemnify clients from misclassification risk and make warranties to the client, such as to compliance with applicable laws. In addition, we offer a number of other premium offerings where we provide increased assistance to users to find and contract with one another, which could increase employment-related risks. Third-party staffing providers employ talent classified as employees for clients, and failure of these staffing providers to comply with all legal and tax requirements could adversely affect our business. Moreover, material business changes by one or more of our third-party staffing providers could negatively impact our business and financial results, including increased costs for clients or us, a reduced profit margin, a diminished user experience, or the inability to offer the staffing provider services in one or more jurisdictions. We also use our work marketplace to find, classify, and engage talent to provide services for us and for our managed services offering. In general, any time a court or administrative agency determines that we or our clients that use our work marketplace have misclassified talent as an independent contractor, we or our users could incur tax and other liabilities for failing to properly withhold or pay taxes on the talent’s compensation as well as potential wage and hour and other liabilities depending on the circumstances and jurisdiction. We have in the past been, and may in the future be, subject to administrative inquiries and audits concerning the taxation and classification of our workers and the users of our work marketplace. Certain claims may not be covered by our insurance, and we cannot be certain that any insurance coverage that we have or may obtain will extend to or be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.
There is often uncertainty in the application of worker classification laws, and consequently there is risk to us and to users, both talent and clients, that independent contractors could be deemed to be misclassified under applicable law. The tests governing whether a service provider is an independent contractor or an employee are typically highly fact sensitive and vary by governing law. Laws and regulations that govern the status and misclassification of independent contractors are also subject to change as well as to divergent interpretations by various authorities, which can create uncertainty and unpredictability. For example, in California, Assembly Bill 5, which we refer to as AB 5, went into effect on January 1, 2020 and has the stated purpose of codifying the 2018 state supreme court decision in Dynamex Operations West, Inc. v. Superior Court of Los Angeles. Together, they retroactively change the standard in California for determining worker classification and are widely viewed as expanding the scope of the definition of “employee” for most purposes under California law. Since the enactment of AB 5, and subsequent amendments and challenges (including California’s Proposition 22) to the law, there is little guidance from the courts or the regulatory authorities charged with its enforcement and there remains a degree of uncertainty regarding its application.
A misclassification determination, allegation, claim, or audit creates potential exposure for users and for us, including but not limited to reputational harm and monetary exposure arising from or relating to failure to withhold and remit taxes, unpaid wages, and wage and hour laws and requirements (such as those pertaining to minimum wage and overtime); claims for employee benefits, social security contributions, and workers’ compensation and unemployment insurance; claims of discrimination, harassment, and retaliation under civil rights laws; claims under laws pertaining to unionizing, collective bargaining, and other concerted activity; and other claims, charges, or other proceedings under laws and regulations applicable to employers and employees, including risks relating to allegations of joint employer liability. Such claims could result in monetary damages (including but not limited to wage-based damages or restitution, compensatory damages, liquidated damages, and punitive damages), interest, fines, penalties, costs, fees (including but not limited to attorneys’ fees), criminal and other liability, assessment, injunctive relief, or settlement. For example, particularly around the onset of the COVID-19 pandemic, these types of claims were more frequent in light of then-deteriorating macroeconomic conditions, more prone to agency error in light of overwhelmed agencies, more commonly submitted on a fraudulent basis, and more difficult to successfully oppose or appeal due to COVID-19 related delays, and such events may increase in frequency again if similar circumstances recur. Claims naming our company became, and may again become, prevalent in light of legislative and regulatory responses to the COVID-19 pandemic. These claims may also become more frequent as our brand awareness increases. Such a claim, allegation, or adverse determination, including but not limited to with respect to the talent that provide services to us, or the requirement for us to indemnify a client, could also harm our brand and reputation, which could adversely impact our business. While these risks are mitigated, in part, by our contractual rights of indemnification against third-party claims, any limitations or obligations that we include in our contracts with clients to limit our exposure to claims could be determined to be unenforceable, could be costly to enforce or ineffective, or may otherwise prove inadequate.
The regulatory landscape regarding contractor classification is rapidly changing, and changes in these laws could adversely affect demand for our services and work marketplace and adversely affect our business.
Worker classification and independent contractor issues, including AB 5, have been the subject of widespread debate both in the United States and abroad. It is possible that other jurisdictions, including the U.S. federal government, U.S. states, such as New York, Washington, and Illinois, and jurisdictions outside the United States, such as the United Kingdom and the EU through its work on the Platform Workers Directive and other legislative and regulatory instruments, may change their definition of “employment” to include arrangements currently viewed as independent. Additionally, changes to laws and regulation may be subject to challenge in court (e.g. AB 5, which had a retroactive effect, and California’s Proposition 22, which was recently ruled unconstitutional). Likewise, the EU, the United Kingdom, and other jurisdictions are exploring changes to worker classification through a variety of legal instruments, such as the Digital Services Act and Digital Markets Act in the EU. These new and changing laws could alter the legislative and regulatory landscape regarding how governments may choose to regulate independent contractors broadly and in specific sectors. These changes may affect how our users run their businesses. As a result, there is significant uncertainty regarding the worker classification regulatory landscape and what it will look like in future years, and compliance with any new legislation or regulations may be costly and difficult or they may be impossible to comply with in a commercially reasonable manner. In addition, any developments or changes in the regulatory environment impacting worker classification and independent contractors may reduce the demand for independent contractors more generally in one or more jurisdictions and have an adverse effect on our business, operating results, and financial condition.
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
We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security that are proposed and enacted in various jurisdictions. For example, Europe’s General Data Protection Regulation, which we refer to as the GDPR, and the U.K. General Data Protection Regulation (which implements the GDPR into U.K. law), impose stringent data protection requirements and provide for significant penalties for noncompliance. Additionally, California enacted legislation, the California Consumer Privacy Act, which we refer to as the CCPA. The CCPA requires, among other things, covered companies to provide new disclosures to California consumers and allows such consumers new abilities to opt-out of certain sales of personal data. The CCPA also provides for civil penalties for violations as well as a private right of action for data breaches that may increase data breach litigation. Further, the California Privacy Rights Act, which was passed in November 2020 and is fully effective in January 2023, significantly modifies the CCPA. These modifications will require us to incur additional costs and expenses in our effort to comply. Virginia and Colorado recently enacted similar data privacy legislation that will take effect in 2023, and several other states and countries are considering expanding or passing privacy laws in the near term. The enactment of more restrictive laws, rules, regulations, or future enforcement actions or investigations could impact us through increased costs or restrictions on our business, and noncompliance could result in regulatory penalties and significant legal liability. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our work marketplace.
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
Although we are a licensed internet escrow agent and we believe that our operations comply with existing U.S. federal, state, and international laws and regulatory requirements related to escrow, money transmission, and the handling or moving of money, the laws or regulations may change, interpretations of existing laws and regulations may also change, and our operations and offerings may change resulting in new or different regulatory requirements being applicable to or preferable for our business. As a result, we could be required, or choose, to become licensed as an escrow agent or a money transmitter (or other similar licensee) in other U.S. states or other jurisdictions or as a money services business under federal laws and regulations or similar licenses under the laws and regulations of other jurisdictions. It is also possible that we could become subject to regulatory enforcement or other proceedings in those states or other jurisdictions with escrow, money transmission, or other similar statutes or regulatory requirements related to the handling or moving of money, and such risk may increase if we are required or choose to pursue additional or different licenses, which could in turn have a significant impact on our business, even if we voluntarily sought the licenses or were to ultimately prevail in such proceedings. We may also be required, or choose, to become licensed as a payment institution (or obtain a similar license) under the European Payment Services Directive or other international laws and regulations or may choose to obtain such a license even if not required or in order to support new products or services. Any developments or inconsistencies in the requirements, interpretations or applicability of the laws or regulations related to escrow, money transmission, or the handling or moving of money; material changes to the mandate, purview or regulatory approach at the DFPI; or increased scrutiny of our business may lead to additional compliance costs and administrative overhead.
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
We have voluntarily implemented an anti-money laundering compliance program designed to address the risk of our work marketplace being used to facilitate money laundering, terrorist financing, or other illegal activity. Our program may not be sufficient to prevent our work marketplace from being used to improperly move money or may be found not to satisfy the expectations of our partners or regulators. In addition, if we or a regulator determines that we are required to comply with the Bank Secrecy Act (BSA), 31 U.S.C. § 5311, or similar laws outside of the United States, we may be required to enhance or alter our anti-money laundering compliance program. We also have policies, procedures, and technology designed to allow us to comply with U.S. economic sanctions laws and prevent our work marketplace from being used to facilitate business in countries, regions, or with persons or entities included on designated lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Control, which we refer to as OFAC, and equivalent foreign authorities. Our efforts to comply with OFAC regulations may not be effective, including in preventing users from using our services within the OFAC-sanctioned countries and regions, our partners or regulators may determine they are insufficient, or we may be required to comply with new sanctions laws and regulations, which may require us to further revise or expand our compliance program. For example, geopolitical events, such as recent tensions and possible military conflict between Ukraine and Russia or tensions between Russia and the United States or other countries, may result in new sanctions negatively affecting our users and business. Given the technical limitations in developing controls to prevent, among other things, the ability of users to publish on our work marketplace false or deliberately misleading information or to develop sanctions-evasion methods, it is possible that we may inadvertently and without our knowledge provide services to individuals or entities that have been designated by OFAC or are located in a country subject to an embargo by the United States that may not be in compliance with the economic sanctions regulations administered by OFAC.
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
We may be subject to export controls and other sanctions regulations that prohibit the shipment or provision of certain products and services to certain countries, governments, and persons, and new export controls and sanctions are promulgated from time to time. For example, geopolitical events, such as recent tensions and possible military conflict between Ukraine and Russia or tensions between Russia and the United States or other countries, may result in new sanctions or export controls affecting our users and business. While we take precautions to prevent aspects of our work marketplace from being exported in violation of these laws, including implementing internet protocol address blocking, we cannot guarantee that the precautions we take will prevent violations of export control and sanctions laws. If we are found to be in violation of U.S. sanctions or export control laws, it could result in substantial fines and penalties for us and for the persons working for us.
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
Even if intellectual property claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert resources and the attention of management and adversely affect our business and operating results. We expect that the occurrence of infringement claims is likely to grow as the market segment for independent talent and the clients that engage them grows. Accordingly, our exposure to damages resulting from infringement claims could increase and this could require us to expend additional financial and management resources.
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
We spend significant time and resources securing and monitoring our intellectual property rights, and we may or may not be able to detect infringement by third parties. Our competitive position may be adversely impacted if our efforts to secure and protect our intellectual property are not successful, or we cannot detect infringement or enforce our intellectual property rights quickly or at all. In some circumstances, we may choose not to pursue enforcement because an infringer may have a dominant intellectual property position or for other business reasons. In addition, competitors might avoid infringement by designing around our intellectual property rights or by developing non-

infringing competing technologies. We have in the past been, and may in the future be, forced to rely on litigation, opposition, and cancellation actions, and other claims and enforcement actions to protect our intellectual property, including to dispute registration, use of marks that may be confusingly similar to our own marks, or use of technologies that infringe on our intellectual property. Similar claims and other litigation may be necessary in the future to enforce and protect our intellectual property rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property rights may be met with defenses; counterclaims attacking the scope, validity, and enforceability of our intellectual property rights; or counterclaims and countersuits asserting infringement by us of third-party intellectual property rights. Our failure to secure, protect, and enforce our intellectual property rights could adversely affect our brand and our business, and we could lose the right to use certain intellectual property or lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property against others.
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
From time to time, we are involved in litigation and make and receive demands and claims threatening possible litigation. The outcome of any litigation (including class actions and individual lawsuits or arbitration), regardless of its merits, is inherently uncertain. Regardless of the merits or ultimate outcome of any claims that have been or may be brought against us or that we may bring against others, pending or future litigation could result in a diversion of management’s attention and resources and reputational harm, and we may be required to incur significant expenses defending against these claims or pursuing claims against third parties. If we are unable to prevail in litigation, we could incur substantial liabilities. We may also determine that the most cost-effective and efficient way to resolve a dispute is to enter into a settlement agreement, and terms of any such settlement agreements are increasingly limited by legislation. Where we can make a reasonable estimate of the liability relating to pending litigation and determine that it is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of uncertainties relating to litigation, the amount of our estimates could be wrong as determining reserves for pending litigation is a complex, fact-intensive process that is subject to judgment calls. Any adverse determination related to litigation or adverse terms contained in a settlement agreement could require us to change our technology or our business practices in costly ways, prevent us from offering certain offerings or services, require us to pay monetary damages, fines, or penalties, or require us to enter into royalty or licensing arrangements, and could adversely affect our operating results and cash flows, harm our reputation, or otherwise negatively impact our business.
Risks Related to Finance, Accounting, and Tax Matters
We have a history of net losses, anticipate increasing our operating expenses in the future, and may not achieve or sustain profitability.
We have a history of incurring net losses, and we expect to incur net losses for the foreseeable future. For the years ended December 31, 2021 and 2020, we incurred net losses of $56.2 million and $22.9 million, respectively. As of December 31, 2021, we had an accumulated deficit of $251.1 million. We have made, and expect to continue to make, significant expenditures related to the development and expansion of our business, including investing in marketing programs and activities, such as brand promotion efforts, including those designed to reach new and existing clients seeking to engage remote talent in light of the ongoing shift toward remote work; expanding our sales force; enhancing our Upwork Enterprise and other premium offerings; expanding our services and features; expanding our international user base; localizing our offerings in select locations; broadening and deepening the categories on our work marketplace; promoting client engagement of the talent that typically optimize to deliver larger projects, including through our Upwork Payroll offering; enhancing our mobile product offering and our U.S.-to-U.S. domestic marketplace offering; and in connection with legal, accounting, and other administrative expenses related to operating as a public company. For example, in the fourth quarter of 2021, we increased our investment in brand marketing and to a lesser extent, our investment in sales by expanding our sales team. These and other efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. While our revenue has grown in recent years, we may not be able to sustain the same level of growth in future periods, or at all. For example, we experienced a reduction in the growth of GSV and revenue in the second quarter of 2020 due to the effects of the COVID-19 pandemic and could experience a similar reduction in GSV and revenue growth once the impact of the COVID-19 pandemic subsides and users return more frequently to physical offices or are otherwise no longer subject to restrictions related to the COVID-19 pandemic. If our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot ensure that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.
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
•ongoing uncertainty and impact on the global economy and spending by large, medium, and small companies relating to the COVID-19 pandemic, the shift to remote work, availability of qualified and in-demand talent, and uncertainty regarding the timing and nature of any future macroeconomic downturn, as discussed further below;
•our ability to generate significant revenue from our Upwork Basic, Plus, and Enterprise offerings, and our other premium offerings, including newly introduced offerings;
•due to our tiered pricing model for talent service fees, the mix in any period between talent that have billed larger amounts to clients on our work marketplace, where we charge a lower rate on billings, and talent that have billed clients less on our work marketplace, where we charge a higher rate on billings;
•our ability to maintain and grow our community of users, including our ability to acquire large enterprise and other clients with larger, longer-term independent talent needs and qualified and in-demand talent;

•our ability to attract and retain talent that provide the types and quality of services sought by clients on our work marketplace, particularly talent that provide services for which client demand exceeds supply on our work marketplace, or, in geographic regions in which clients are seeking to engage remote talent;
•the demand for and types and quality of skills and services that are offered on our work marketplace by talent;
•spending patterns of clients, including whether those clients that use our work marketplace frequently or for larger projects, reduce their spend, stop using our work marketplace, or change their method of payment to us, including in each case as a result of the implementation of macroeconomic or other external factors such as increased competition, pricing changes, or the introduction of new or modified offerings or services on our work marketplace, such as changes made in the pricing and packaging of Connects;
•our ability to respond to competitive developments, including new and emerging competitors, pricing changes, and the introduction of new products and services by our competitors;
•the success of our marketing and brand positioning efforts;
•the productivity and effectiveness of our sales force, including our ability to hire and adequately train qualified sales personnel;
•the length and complexity of our sales cycles;
•our ability to generate a profit and significant revenue from new offerings and services;
•our ability to introduce new offerings and services or enhance existing offerings and services without adversely affecting our existing revenue;
•the impact of consolidating or terminating existing offerings and services;
•fluctuations in gross margin and revenue as a result of increased use of our managed services offering due to our recognition of the entire GSV from our managed services offering as revenue, including the amounts paid to talent;
•our ability to attract, retain, and grow small- and medium-sized business clients;
•ongoing uncertainty regarding U.S. and global political conditions, including military conflicts in geographic locations where a portion of our remote workforce and a large number of our users reside;
•the number of users circumventing our work marketplace and our fees, which could increase during macroeconomic downturns;
•the disbursement methods chosen by talent and changes in the mix of disbursement methods offered;
•changes to our offerings and pricing model, including associated fees, and any resulting change in our ability to generate revenue, such as the pricing and packaging of Connects purchases, how we recognize revenue, or changes in user behavior in response to such changes;
•fluctuations in the prices that talent charge clients on our work marketplace, including as a result of a rise in inflation, which may impact the amount of revenue we recognize as a percentage of GSV due to our tiered pricing model for talent service fees;
•ransomware, data security, or privacy breaches or incidents and associated remediation costs and reputational harm;
•spending patterns and project bidding behavior of talent with respect to the offerings and services available to them on our work marketplace, such as membership fees and Connects purchases;
•revenue recognition fluctuations for arrangements subject to our tiered pricing model for talent service fees;
•litigation, regulatory investigations or enforcement actions, and adverse judgments, settlements, or other litigation-related costs;
•seasonal spending patterns by clients or work patterns by talent, seasonality in the labor market, exaggerated impact of typical seasonality in the labor market (for example, extended vacations during the summer and holiday seasons) as the COVID-19 pandemic subsides and the resulting relaxation or lifting of restrictions intended to prevent its spread as well as the number of business days, the number of Mondays (i.e., the day we have the contractual right to bill and recognize revenue for a substantial portion of our client fees each week) or the number of Sundays (i.e., the day we have the contractual right to bill and recognize revenue for the majority of our talent service fees each week) in any given quarter, as well as local, national, or international holidays;
•any impairment charges on our operating lease asset and related leasehold improvements being recognized as a general and administrative expense due to a reduction to our office space and our potential sublease of such office space at a rental rate that is less than our rent expense for such office space, or any termination fees we may incur as a result of our termination of the operating lease for such office space. For example, as a result of our shift to a flexible work model for our workforce, in 2021 we subleased the entirety our former headquarters in Santa Clara, California and a portion of our current headquarters in San Francisco, California, and, as a result, we incurred impairment charges of $8.7 million;
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
•potential costs to attract, onboard, retain, and motivate qualified personnel to perform services for us;
•changes in the law, application of the law (including as a result of changes in our services or offerings), or interpretation of law, or in the statutory, legislative, or regulatory environment, such as with respect to privacy, data security, wage and hour regulations, worker classification (including classification of independent contractors or similar workers and classification of employees as exempt or non-exempt), internet regulation, payments, payment processing, global trade, or tax obligations;
•fluctuations in the mix of payment provider costs and the revenue generated from payment providers;
•the episodic nature of freelance work generally or changes to demand for freelance work or interest in freelancing due to political or regulatory changes or uncertainty;
•costs related to the acquisition of businesses, personnel, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs;
•the cost and time needed to develop and upgrade our work marketplace to incorporate new technologies or develop new or improved offerings;
•the impact of outages of, and other errors, defects or disruptions on, our work marketplace and associated reputational harm;
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
The impact of one or more of the foregoing and other factors may cause our operating results and performance metrics to vary significantly. As such, we believe that quarter-to-quarter comparisons of our operating results and performance metrics may not be meaningful and should not be relied upon as an indication of future performance. For example, future period-over-period revenue growth rates, when compared against the quarterly and full year results of 2021, may fail to meet the expectations of investors or securities analysts given the accelerated revenue growth experienced during such periods due to the COVID-19 pandemic and the resulting increased adoption of remote work and reduced seasonality experienced during such periods. If we fail to meet or exceed the expectations of investors or securities analysts, the trading price of our common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.
We track certain performance metrics with internal tools and do not independently verify such metrics. Certain of our performance metrics may not accurately reflect certain details of our business, are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
We track certain performance metrics, including active clients and GSV per active client, both of which we have just recently begun reporting, as well as GSV and marketplace take rate with internal tools, which are not independently verified by any third-party. Our internal tools have a number of limitations and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we report. If the internal tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. In addition, limitations or errors with respect to how we measure data (or the data that we measure) may affect our understanding of certain details of our business, which could affect our longer-term strategies. If our performance metrics are not accurate representations of our business, user base, or traffic levels; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, our reputation may be harmed, we may be subject to legal or regulatory actions, and our operating and financial results could be adversely affected. In addition, from time to time we may change the performance metrics that we track, including metrics that we report, and any new performance metrics will also be subject to the foregoing limitations and risks. For example, in order to provide more relevant insight into our current business performance and align with how management views the business, beginning in the third quarter of 2021, we ceased reporting the performance metrics tracking the number of core clients and client spend retention, and instead began reporting last quarter the performance metrics tracking the number of active clients and GSV per active client.
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.
A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis. As previously disclosed, we identified a number of adjustments relating to previously issued consolidated financial statements that resulted in a revision to our consolidated financial statements as of and for the year ended December 31, 2016 and determined that this control deficiency constituted a material weakness in our internal control over financial reporting. We successfully remediated the material weakness during the year ended December 31, 2020.
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
The application of federal, state, local, and international tax laws to services provided over the internet is evolving. In addition to income taxes, in the United States and various foreign jurisdictions, we may also be subject to non-income based taxes, such as payroll, sales, use, value-added, and goods and services taxes (including the “digital service tax”), and we may also be subject to increased obligations as a withholding agent. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the internet and ecommerce. In addition, governments are increasingly looking for ways to increase revenue, which has resulted in aggressive enforcement and new interpretations of existing tax laws, enacting new laws and promulgating new regulations (particularly those establishing an economic nexus as a basis to collect taxes from companies with no local presence), discussions about tax reform, and other legislative action to increase tax revenue, including through indirect taxes. New income, payroll, sales, use, value-added, goods and services, platform, intermediary, digital services, or other tax laws, statutes, rules, regulations, or ordinances are regularly enacted and could be enacted at any time (possibly with retroactive effect), could be applied solely or disproportionately to services provided over the internet, could target certain offerings and services offered on our work marketplace, or could otherwise affect our or our users’ tax obligations or financial position and operating results. For example, a number of U.S. states and other jurisdictions have, within the past few years, enacted taxes on marketplace facilitators requiring online marketplaces to collect and remit taxes for first- and third-party sales on their websites. A successful assertion that we should be collecting taxes or remitting taxes directly to states or other jurisdictions beyond those that we already collect or remit could result in substantial tax liabilities for past transactions and additional administrative expenses, and could cause us to accrue additional estimates of taxes due, including interest and penalties. Moreover, many countries in the EU, as well as the United Kingdom, India, and a number of other countries and organizations, such as the Organisation for Economic Co-operation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations. The impact and burden of these regulations and proposed regulations on our business and the businesses of our users is uncertain, but may have a negative impact on our business.
We currently collect and remit indirect taxes on our fees in a number of jurisdictions and may begin collecting and remitting indirect taxes in additional jurisdictions. Our collection of indirect taxes on our fees in these jurisdictions may increase costs to our users or cause our users to use other platforms or other alternatives that do not collect indirect taxes on their fees, which may in turn affect our financial results. In addition, tax authorities may raise questions about, challenge or disagree with our determination as to whether we are obligated to collect indirect taxes or our calculation, reporting, or collection of taxes and may require us to remit additional taxes and interest, and could impose associated penalties and fees. Should any new taxes become applicable or the application of existing taxes be deemed to apply to us or our users, or if the taxes we pay are found to be deficient, our business could be adversely impacted. We have in the past been, and may in the future be, audited by tax authorities with respect to non-income taxes, and we may have exposure to additional non-income tax liabilities, which could have an adverse effect on our operating results and financial condition. In addition, our future effective tax rates could be favorably or unfavorably affected by changes in tax rates, changes in the valuation of our deferred tax assets or liabilities, the effectiveness of our tax planning strategies, or changes in tax laws or their interpretation. Such changes could have an adverse impact on our operating results and financial condition.
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
Also, federal and state tax rules require collection of certain data and reporting transactions or payments above certain thresholds. Under certain circumstances, a failure to comply with such reporting obligations may cause us to become liable to withhold a percentage of the amounts paid to talent and remit such amounts to the taxing authorities. Due to the large number of users and transaction volume on our platform, process failures with respect to these data collection or reporting obligations could result in financial liability and other consequences to us if we were unable to remedy such failures in a timely manner.
Additionally, our corporate structure and intercompany arrangements are subject to the tax laws of various jurisdictions, and we could be obligated to pay additional taxes, which could adversely impact our operating results. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to the intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions or specific affiliates. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties.
We accrue liabilities related to tax obligations on our consolidated financial statements based on our best estimate of these liabilities, however, the ultimate amount of tax obligations we owe may differ from the amounts recorded in our financial statements and any such difference may adversely impact our operating results in future periods in which we change our estimates of our tax obligations or in which the ultimate tax outcome is determined.
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
As of December 31, 2021, we had net operating loss carryforwards for U.S. federal income tax purposes and California state income tax purposes of $444.6 million and $90.4 million, respectively, available to offset future taxable income. Our federal net operating loss carryforward amounts began to expire in 2019, including $14.5 million that expired in 2019, $15.1 million that expired in 2020, and $21.6 million that expired in 2021, and will continue to expire in 2022 and future years. The California state net operating loss carryforward amounts will begin to expire in 2028. Realization of these net operating loss carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our operating results.
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
The market price of our common stock has been and may continue to be volatile, particularly as a result of broader stock market fluctuations and in light of the macroeconomic uncertainty created by the COVID-19 pandemic, including as new variants of COVID-19 emerge. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control and some of which will be impacted by the COVID-19 pandemic and the resulting restrictions intended to prevent its spread and macroeconomic uncertainty, including:
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
•failure of securities analysts to initiate or maintain coverage of us, inaccurate or unfavorable research by analysts, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
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
•negative publicity related to the real or perceived quality or security of our work marketplace, as well as the failure to timely launch new offerings and services that gain market acceptance;
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
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, particularly sales by our directors, executive officers, and significant stockholders. The perception that these sales might occur may also cause the market price of our common stock to decline. All shares of our common stock are freely tradable, generally without restrictions or further registration under the Securities Act of 1933, as amended, which we refer to as the Securities Act, subject to certain exceptions for shares held by our “affiliates” as defined in Rule 144 under the Securities Act. In addition, the shares issued upon exercise of outstanding stock options or settlement or outstanding restricted stock units, which we refer to as RSUs, will be available for immediate resale in the United States on the open market.
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
Risks Related to Our Convertible Senior Notes
Our indebtedness could limit the cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition, and results of operations.
In August 2021, we issued convertible senior promissory notes, which we refer to as the Notes, which have an aggregate principal amount of $575.0 million. The Notes are senior, unsecured obligations of the Company and will bear interest at a rate of 0.25% per year. The Notes will mature on August 15, 2026, unless earlier redeemed, repurchased, or converted in accordance with the terms of the Notes. As of December 31, 2021, we had $575.0 million indebtedness. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our stockholders and our business, results of operations and financial condition by, among other things:
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
Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness and our cash needs may increase in the future.
The capped call transactions may affect the value of our common stock.
In connection with the Notes, we entered into capped call transactions, which we refer to as Capped Calls, with various financial institutions, which we refer to as the option counterparties. The Capped Calls are expected generally to reduce the potential dilution to our common stock upon any conversion of the Notes and/or offset any potential cash payments we are required to make in excess of the principal amount upon conversion of any Notes, with such reduction and/or offset subject to a cap.
In addition, the option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock in secondary market transactions (and are likely to do so following any conversion of Notes, any repurchase of the Notes by us on any fundamental change repurchase date, any redemption date, or any other date on which the Notes are retired by us). This activity could also cause or avoid an increase or a decrease in the market price of our common stock.
The potential effect, if any, of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock.
General Risks
Adverse or changing economic conditions may negatively impact our business.
Our business depends on the overall demand for labor and on the economic health of current and prospective clients that use our work marketplace. Any significant weakening of the economy in the United States or Europe or of the global economy, including the worsening of the ongoing labor shortage or the continued rise in inflation, more limited availability of credit, a reduction in business confidence and activity, decreased government spending, economic and political uncertainty, financial turmoil affecting the banking system or financial markets, trade wars and higher tariffs, a more limited market for independent professional service providers or information technology services, shifts away from remote work, and other adverse economic or market conditions may adversely impact our business and operating results. Global economic and political events or uncertainty, including the current geopolitical uncertainty in, and potential military conflict between, Russia and Ukraine, may cause some of our current or potential users to curtail their use of our work marketplace, and may ultimately result in new regulatory and cost challenges to our operations, including sanctions imposed in response to such events. In addition, in January 2020, the United Kingdom formally withdrew from the EU, which we refer to as Brexit. The economic relations between the United Kingdom and the EU are now on more restricted terms than before and there remains uncertainty around the post-Brexit regulatory environment. This uncertainty could cause significant economic disruption and further depress consumer confidence and the economy of the United Kingdom. Our results of operations derived from revenue earned from clients and talent in the United Kingdom may be adversely affected by such uncertainty. Brexit could also contribute to instability in global financial and foreign exchange markets, including volatility in the value of the Euro and the British Pound, which are currencies in which we transact business. In addition, small- and medium-sized businesses were disproportionately impacted by the macroeconomic downturn caused by the COVID-19 pandemic, some of which businesses reduced their spend on our work marketplace. These adverse conditions resulted, and may again result, in reductions in revenue, increased operating expenses, longer sales cycles, and increased competition. There is also risk that when overall global economic conditions are positive, our business could be negatively impacted by a decreased demand for talent as businesses utilize more full-time employees relative to their use of independent contractors. We cannot predict the timing, strength, or duration of any economic slowdown, or any subsequent recovery generally. If the conditions in the general economy deteriorate, as a result of the COVID-19 pandemic or otherwise, our business, financial condition, and operating results could be adversely affected.

We may be adversely affected by natural disasters and other catastrophic events, including the ongoing COVID-19 pandemic, by man-made problems such as terrorism, or failures of technology, that could disrupt our business operations and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
A significant natural disaster, such as an earthquake, blizzard, hurricane, fire, flood, or other catastrophic event, such as a power loss or telecommunications failure, or other technological failure resulting in the permanent destruction of data, could have a material adverse impact on our business, financial condition, and operating results. In the event of natural disaster or other catastrophic event, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our work marketplace, lengthy interruptions in service, security breaches, and loss of critical data, all of which could have an adverse effect on our operating results. Certain of our departments are situated primarily in one geographical area and any natural disaster or catastrophic event to such area or the surrounding communities where our employees live may impact productivity or revenue generating activities by employees based in that office. Our corporate headquarters and many key personnel are located in the San Francisco Bay Area, a region known for seismic activity and catastrophic fires. In addition, natural disasters and other catastrophic events could affect our partners’ ability to perform services for users on a timely basis. In the event any such partners’ information technology systems or service abilities are hindered by any of the events discussed above, our ability to provide our work marketplace and other services may be impaired, resulting in missing financial targets for a particular quarter or year, or longer period. Further, if a natural disaster or other catastrophic event occurs in a region from which we derive a significant portion of our revenue, users in that region may delay or forego use of our work marketplace or other services, which may adversely impact our operating results. In addition, acts of terrorism, civil disorder, public health pandemics (including the COVID-19 pandemic), or military conflict (including the potential conflict between Russia and Ukraine) could cause disruptions in our business or the business and activity of our partners, users, or the economy as a whole. These disruptions may be more severe than in the case of natural disasters. All of the aforementioned risks may be exacerbated if our or our partners’ business continuity and disaster recovery plans prove to be inadequate. To the extent that any of the above results in delays or reductions in platform availability, activities or other services, our business, financial condition, and operating results would be adversely affected.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
Our corporate headquarters are located in San Francisco, California, where we occupy facilities totaling approximately 18,500 square feet under a lease agreement that expires in August 2024.
We also lease office space in Chicago, Illinois and rent working space in Oslo, Norway.
Given our shift to a flexible work model for our workforce, in 2021, we subleased the entirety of our former headquarters in Santa Clara, California and subleased a portion of our current headquarters in San Francisco, California. We may determine to either close or sublease certain of our other offices. On the other hand, we may procure additional space as we expand geographically or as we add employees. See “Note 5—Balance Sheet Components” of the notes to our consolidated financial statements included elsewhere in this Annual Report for additional information on our leased properties.
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
Holders of Record
As of January 31, 2022, there were approximately 780 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these record holders.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021, and is incorporated herein by reference.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Upwork Inc. under the Securities Act or the Exchange Act.
The following graph shows a comparison from October 3, 2018 (the date our common stock commenced trading on The Nasdaq Global Select Market), through December 31, 2021, of the cumulative total returns for our common stock, the NASDAQ Composite Index and the NASDAQ 100 Technology Index, respectively. The graph assumes $100 was invested at the market close on October 3, 2018 in the common stock of Upwork Inc. Such returns are based on historical results and are not intended to suggest future performance. The NASDAQ Composite Index and the NASDAQ 100 Technology Index assume reinvestment of any dividends.

Comparison of Cumulative Total Return of Upwork Inc.
$300
$250
$200
$150
$100
$50
$0
10/03/18
12/31/18
03/29/19
06/28/19
09/30/19
12/31/19
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
06/30/21
09/30/21
12/31/21
NASDAQ Composite
NASDAQ 100 Technology
Upwork Inc.

Recent Sales of Unregistered Securities
In November 2021, we issued 49,989 shares of our common stock upon the cashless exercise of a warrant to purchase up to an aggregate of 500,000 shares of common stock. The warrant was exercised as to all 50,000 then-vested and exercisable shares. In lieu of a cash payment, the holder of the warrant surrendered 11 shares of common stock to cover the exercise price in accordance with the terms of the warrant. The offer, sale, and issuance of these securities was deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act. The recipient of securities acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in this transaction. The recipient of the securities was an accredited or sophisticated person and had adequate access, through business or other relationships, to information about us. See “Note 8—Preferred and Common Stock” of the notes to our consolidated financial statements included elsewhere in this Annual Report for additional information on the common stock warrant.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with the sections titled “Business” and “Risk Factors” and the consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, as well as assumptions that may never materialize or that may be proven incorrect. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” and in other parts of this Annual Report.
Overview
Business
Independent talent is an increasingly sought-after, critical, and expanding segment of the global workforce. We operate the world’s largest work marketplace that connects businesses with independent talent, as measured by GSV. GSV represents the total amount that clients spend on both our marketplace offerings and our managed services offering as well as additional fees we charge to talent for other services. Talent includes independent professionals and agencies of varying sizes. The clients on our work marketplace range in size from small businesses to Fortune 100 companies. With users in over 180 countries, our work marketplace enabled $3.5 billion of GSV for the year ended December 31, 2021. For purposes of determining countries where we enable GSV, we include both the countries in which the clients that paid for the applicable services are located, as well as the countries in which talent that provided those services are located.
As a global work marketplace that connects talent and clients regardless of their location, our GSV originates from around the world. Of the $3.5 billion of GSV enabled on our work marketplace in 2021, approximately 25% was generated from U.S. talent, which is our largest talent geography in each of 2021, 2020, and 2019, as measured by GSV, while talent in India and the Philippines remained our next largest talent geographies in all three years. Of the $2.5 billion and $2.1 billion of GSV enabled on our work marketplace in 2020 and 2019, respectively, approximately 25% and 27%, respectively, was generated from talent in the United States.
Approximately 66% of our GSV in 2021 was generated from U.S. clients, compared to approximately 67% and 68% of GSV in 2020 and 2019, respectively, with clients in no other country representing more than 10% of our GSV in any year.
We generate revenue from both talent and clients, with a majority of our revenue generated from service fees charged to talent. We also generate revenue from fees charged to both clients and talent for other services, such as for transacting payments through our work marketplace, premium offerings, purchases of Connects, foreign currency exchange when clients choose to pay in currencies other than the U.S. dollar, and our Upwork Payroll offering. In addition, we provide a managed services offering where we engage talent to complete projects, directly invoice the client, and assume responsibility for work performed.
Financial Highlights for 2021
In 2021, we continued to evolve our offerings, brand positioning, and marketing to better address large enterprise and other clients and prospects with larger, longer-term independent talent needs. We prioritized our advertising, marketing, and offering development efforts to reach those new and existing clients seeking to engage remote talent in light of the shift toward remote work, due in part to the COVID-19 pandemic. As a result of these efforts, our work marketplace enabled $3.5 billion of GSV in 2021, representing a year-over-year increase of 41%, and we experienced increases in user acquisition and the number of active clients, which fueled marketplace revenue. For the year ended December 31, 2021, marketplace revenue increased by $124.2 million, or 37%, compared to 2020. Additionally, we increased our investment in brand marketing and to a lesser extent, our investment in sales by expanding our sales team. We generated a net loss of $56.2 million in 2021 compared to a net loss of $22.9 million in 2020. Our adjusted EBITDA was $19.1 million in 2021, an increase of 36% from 2020. Adjusted EBITDA is a financial measure that is not prepared in accordance with, and is not an alternative to, financial measures prepared in accordance with U.S. GAAP. See “—Non-GAAP Financial Measures” below for the definition of adjusted EBITDA and information regarding our use of adjusted EBITDA and a reconciliation of net loss to adjusted EBITDA.
The ongoing COVID-19 pandemic and the resulting restrictions intended to prevent its spread have continued to accelerate the secular shift toward remote and independent work, and, with our unique, remote-based business model, the pandemic has not impacted our clients’ access to highly-skilled talent to complete short- and long-term projects on our work marketplace. While we have not incurred significant disruptions to our business thus far from the ongoing COVID-19 pandemic, at this time, we are unable to fully assess the aggregate impact it will have on our business due to various uncertainties, which include, but are not limited to, the duration of the pandemic, its effect on the economy, its impact to the businesses of our clients, actions that may be taken by governmental authorities related to the pandemic, and other factors identified in Part I, Item 1A “Risk Factors” in this Annual Report, including the risk factor titled “Our business experienced, and may again experience, an adverse impact from the ongoing COVID-19 pandemic, including as new variants of COVID-19 emerge. In addition, the positive impacts on our business resulting from the shift to remote work during the pandemic may not continue as the pandemic subsides and the restrictions intended to prevent its spread are relaxed or lifted.”
Key Financial and Operational Metrics
We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.
Our key metrics were as follows as of or for the periods presented:

	As of or for the Year Ended December 31,
(In thousands, except percentages)	2021	% Change	2020	% Change	2019	% Change
GSV	$3,546,774	41%	$2,523,649	21%	$2,087,055	19%
Marketplace revenue	$462,340	37%	$338,152	26%	$268,284	20%
Marketplace take rate	13.2%	(0.4)%	13.6%	0.5%	13.1%	0.1%
Net loss	$(56,240)	(146)%	$(22,867)	(37)%	$(16,659)	16%
Adjusted EBITDA(1)	$19,127	36%	$14,022	89%	$7,438	95%
Active clients	771	22%	633	17%	540	9%
GSV per active client	$4,599	15%	$3,989	3%	$3,864	9%
(1)Adjusted EBITDA is not prepared in accordance with, and is not an alternative to, financial measures prepared in accordance with U.S. GAAP. See “—Non-GAAP Financial Measures” below for the definition of adjusted EBITDA and for information regarding our use of adjusted EBITDA and a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure prepared under U.S. GAAP.
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
Gross Services Volume (GSV)
GSV includes both client spend and additional fees charged for other services. Client spend, which we define as the total amount that clients spend on both our marketplace offerings and our managed services offering, is the primary component of GSV. GSV also includes fees charged to talent, such as for transacting payments through our work marketplace, user memberships, and purchases of Connects, and foreign currency exchange.
GSV is an important metric because it represents the amount of business transacted through our work marketplace. Our marketplace revenue is primarily comprised of the service fees paid by talent as a percentage of the total amount talent charges clients for services accessed through our work marketplace. Therefore, marketplace revenue is correlated to GSV, and we believe that our marketplace revenue will grow as GSV grows, although they could grow at different rates. For a discussion of how we measure and evaluate the correlation between marketplace revenue and GSV, see “—Marketplace Take Rate” below. Growth in the number of active clients and GSV per active client are the primary drivers of GSV, and we expect the trends discussed in “—Active Clients and GSV per Active Client,” below, to affect the rate at which GSV grows. We derive a substantial portion of our GSV and revenue from small- and medium-sized businesses. In 2021, we continued to evolve our offerings, brand positioning, and marketing to better address large enterprise and other clients and prospects with larger, longer-term independent talent needs. Additionally, we have prioritized our advertising, marketing, and product development efforts to reach those new and existing clients seeking to engage remote talent in light of the acceleration in the shift toward remote work, due in part to the pandemic. As a result, of these efforts, our work marketplace enabled $3.5 billion of GSV in 2021, representing a year-over-year increase of 41%. We expect our GSV to fluctuate between periods due to a number of factors, including the current COVID-19 pandemic and its impact on our clients’ businesses; the number of Sundays (i.e., the day we have the contractual right to bill and recognize revenue for the majority of our talent service fees each week) or the number of Mondays (i.e., the day we have the contractual right to bill and recognize revenue for a substantial portion of our client fees each week) in any given quarter; and the volume of projects that are posted by clients on our work marketplace, the characteristics of those projects, such as size, duration, and pricing, and the availability and qualifications of talent to complete those projects.
Marketplace Revenue
Marketplace revenue, which represents the majority of our revenue, consists primarily of revenue derived from our Upwork Basic, Plus, and Enterprise offerings. We generate marketplace revenue from both talent and clients. Revenue from our Upwork Basic and Plus offerings are primarily comprised of talent service fees, and to a lesser extent, payment processing and administration fees charged to clients. Revenue from our Upwork Enterprise offering, which we refer to as Enterprise Revenue, includes all client fees, subscriptions, and talent service fees. We also generate marketplace revenue from fees for premium offerings associated with our Upwork Basic, Plus, and Enterprise offerings, including talent memberships, purchases of Connects, and other services, such as foreign currency exchange when clients choose to pay in currencies other than the U.S. dollar, and our Upwork Payroll offering.
Marketplace revenue is the primary driver of our business, and we believe it provides comparability to other online marketplaces. The growth rate of marketplace revenue fluctuates in relation to the growth rate of GSV. Therefore, marketplace revenue is correlated to GSV, and we believe that our marketplace revenue will grow as GSV grows, although they could grow at different rates. In 2021, we prioritized our advertising, marketing, and product development efforts to reach those new and existing clients seeking to engage remote talent in light of the acceleration in the shift toward remote work, due in part to the COVID-19 pandemic. As a result, we experienced increases in user acquisition and growth in the number of active clients, which drove an increase in talent billings, and, in turn, drove an increase in marketplace revenue. We expect our marketplace revenue growth rates to continue to vary from period to period due to a variety of other factors such as the impact of the COVID-19 pandemic and any resulting macroeconomic impact on the businesses and spending behavior of our current and prospective clients; the number of Sundays (i.e., the day we have the contractual right to bill and recognize revenue for the majority of our talent service fees each week) or the number of Mondays (i.e., the day we have the contractual right to bill and recognize revenue for a substantial portion of our client fees each week) in any given quarter; the lapping of significant launches of new products, pricing changes, and other monetization efforts; the number of active clients and their spend on our work marketplace; and the ability of the recent and continued investment in our enterprise sales team to accelerate the acquisition of, and achieve increased spend from, Upwork Enterprise clients, and the timing of those results.
Marketplace Take Rate
Marketplace take rate measures the correlation between marketplace revenue and marketplace GSV and is calculated by dividing marketplace revenue by marketplace GSV. Marketplace take rate is an important metric because it is the key indicator of how well we monetize spend on our work marketplace from our Upwork Basic, Plus, Enterprise, and other premium offerings. More higher value relationships and higher spend per client results in a larger percentage of business activity on our work marketplace being priced at the lower rates of our tiered service fee structure. During the year ended December 31, 2021, our marketplace take rate decreased as clients matured into higher value clients and continue to increase their spend with particular talent, which resulted in a higher mix of talent at the lower rates of our tiered service fee structure. Additionally, in the fourth quarter of 2020, to drive GSV, we increased the number of free Connects issued to talent, which drove revenue and GSV but also resulted in talent purchasing fewer Connects and memberships during the year ended December 31, 2021, which resulted in slightly lower revenue as a percentage of GSV during the year ended December 31, 2021. On the other hand, we intend to continue our efforts to better address large enterprise and other clients and prospects with larger, longer-term independent talent needs through our Upwork Enterprise and other premium offerings. These offerings have take rates that are higher than the rest of our business, which partially offsets the trend of lower rates as relationships and clients mature into higher value clients with increased spend. Additionally, we are working on a number of initiatives that could also have a positive impact on marketplace take rate, and we will continue to introduce new or modify existing offerings or other services and features. As a result of these efforts, over the course of 2022, we expect marketplace take rate to increase slightly. However, we also generally expect our marketplace take rate to vary from period to period as marketplace revenue and GSV vary as a result of a variety of factors, such as the number of Sundays (i.e., the day we have the contractual right to bill and recognize revenue for the majority of our talent service fees each week) or the number of Mondays (i.e., the day we have the contractual right to bill and recognize revenue for a substantial portion of our client fees each week) in any given quarter; pricing changes; the ability of the recent and continued investment in our enterprise sales team to accelerate the acquisition of, and achieve increased spend from, our Upwork Enterprise clients and the timing of those results; and ongoing efforts to improve processes on our work marketplace, including project proposals and purchases of Connects, among others.
Active Clients and GSV per Active Client
We define an active client as a client that has had spend activity on our work marketplace during the 12 months preceding the date of measurement. GSV per active client is calculated by dividing total GSV during the four quarters ended on the date of measurement by the number of active clients on the date of measurement. We believe that the number of active clients and GSV per active client are indicators of the growth and overall health of our business. The number of active clients is a primary driver of GSV and, in turn, marketplace revenue.
In 2021, we continued to execute on our strategic initiatives, including investing in research and development to build new product features and prioritizing our advertising and marketing efforts to drive brand awareness and accelerate the acquisition of new and existing clients seeking to engage independent talent. As a result, the number of active clients increased 22% as of December 31, 2021 compared to December 31, 2020. Additionally, we have seen continued acceleration in the growth of GSV per active client as an increasing number of clients continue to mature into higher-value clients and expand their spend on our work marketplace. As a result, our GSV per active client increased 15% as of December 31, 2021 compared to December 31, 2020.
We continue to see businesses of all sizes use our work marketplace in a recurring way for larger, more complex projects, and we expect the number of active clients and GSV per active client to continue to increase over time but could vary quarter by quarter depending, in part, on the extent to which the COVID-19 pandemic and any resulting macroeconomic downturn impacts our business, the businesses of our clients, and other factors identified in the section titled “Risk Factors” included elsewhere in this Annual Report, including the risk factor titled “Our business experienced, and may again experience, an adverse impact from the ongoing COVID-19 pandemic, including as new variants of COVID-19 emerge. In addition, the positive impacts on our business resulting from the shift to remote work during the pandemic may not continue as the pandemic subsides and the restrictions intended to prevent its spread are relaxed or lifted.”
While continued use of our work marketplace by talent is a factor that impacts our ability to attract and retain clients, we currently have a significant surplus of talent in relation to the number of clients actively engaging talent for most categories of services on our work marketplace. As a result of this surplus, we primarily focus our efforts on retaining client spend and acquiring new clients, as opposed to acquiring new talent and retaining existing talent. Moreover, we generate revenue when clients engage and pay talent, and therefore, our key metrics and operating results are directly impacted by client spend. Additionally, the number of talent retained between periods is merely one of many factors that may impact client spend in a particular period and is not a primary driver of our key metrics and operating results.
Cohort Analysis
Client Spend by Annual Client Cohort
Our growth has been driven, in significant part, by retaining client spend from existing clients as we grow our client base. As illustrated in the chart below, we have been able to retain client spend over long periods of time with clients in historical cohorts continuing to spend meaningfully on our work marketplace. A client belongs to an annual cohort based on the date of first spend activity with talent. For example, the 2016 cohort includes all clients that had their first spend activity with talent between January 1, 2016 and December 31, 2016. Since 2016, each new annual cohort’s first-year spend has exceeded the first-year spend of the prior year’s annual cohort. For example, for the years ended December 31, 2021, 2020, and 2019, client spend from new client cohorts was $537.9 million, $407.9 million, and $298.8 million, respectively.
Components of Our Results of Operations
Revenue
Marketplace Revenue. Marketplace revenue is generated from our Upwork Basic, Plus, Enterprise, and other premium offerings. Under these marketplace offerings, we generate revenue from both talent and clients. Marketplace revenue, which represents the majority of our total revenue, is primarily comprised of the service fees paid by talent as a percentage of the total amount that talent charge clients for services accessed through our work marketplace and, to a lesser extent, payment processing and administration fees paid by clients.
Our Upwork Basic and Plus offerings provide clients with access to talent with verified work history and client feedback on our work marketplace, the ability to instantly match with the right talent, and built-in collaboration features. For talent working with clients that are on our Upwork Basic and Plus offerings, we have a tiered talent service fee schedule based on cumulative lifetime billings by talent to each client. Talent typically pays us 20% of the first $500, 10% for the next $9,500, and then 5% for any amount over $10,000 they bill to each client through our work marketplace. We recognize revenue on Sundays of each week for the majority of our tiered talent service fees as that is the day we have the contractual right to bill talent for the service fees. To a lesser extent, we also generate revenue from talent through membership fees, purchases of Connects, and withdrawal and other fees.
In addition, we generate marketplace revenue from our Upwork Basic and Plus offerings by charging clients a payment processing and administration fee. Clients using our Upwork Basic offering pay a fee equal to 3% of their client spend. We recognize revenue on Mondays of each week for a substantial portion of our client fees as that is the day we have the contractual right to bill the fees. Clients using our Upwork Plus offering pay a flat fee of approximately $50 per month for additional features and pay a fee equal to 3% of their client spend unless they pay via ACH (in which case, provided all eligibility criteria are met, the fee is waived). To a lesser extent, we also generate revenue from clients through foreign currency exchange fees when clients choose to pay in currencies other than the U.S. Dollar.
Our Upwork Enterprise offering, which is designed for larger clients with at least 250 employees, includes access to additional product features, premium access to top talent, professional services, custom reporting, and flexible payment terms. For our Upwork Enterprise offering, we charge clients a monthly or annual subscription fee and a service fee calculated as a percentage of the client’s spend on talent services, in addition to the service fees paid by talent. Additionally, Upwork Enterprise clients can also subscribe to a compliance offering that includes worker classification services for an additional fee and may also choose to use our work marketplace to engage talent that were not originally sourced through our work marketplace for a lower fee percentage.
One of our premium offerings, Upwork Payroll, is available to clients when talent are classified as employees for engagements on our work marketplace. The client enters into an Upwork Payroll agreement with us, and we separately contract with unrelated third-party staffing providers that provide employment services to such clients.
In 2021, we prioritized our advertising, marketing, and product development efforts to reach those new and existing clients seeking to engage remote talent. We intend to continue to focus on these efforts to attract new users, including large enterprise and other clients and prospects with larger, longer-term independent talent needs, as well as talent that meet the criteria sought by such clients.
Managed Services Revenue. Through our managed services offering, we are responsible for providing services and engaging talent directly or as employees of third-party staffing providers to perform services for clients on our behalf. The talent providing services in connection with our managed services include independent talent and agencies of varying sizes. Under U.S. GAAP, we are deemed to be the principal in these managed services arrangements and therefore recognize the entire GSV of managed services projects as managed services revenue, as compared to recognizing only the percentage of the client spend that we receive, as we do with our marketplace offerings. Managed services revenue grew at a slower rate than our marketplace revenue in 2021 compared to 2020, as we primarily focused on increasing client usage of and spend on our marketplace offerings during the year ended December 31, 2021.
Cost of Revenue and Gross Profit
Cost of Revenue. Cost of revenue consists primarily of the cost of payment processing fees, amounts paid to talent to deliver services for clients under our managed services offering, personnel-related costs for our services and support personnel, third-party hosting fees for our use of AWS, and the amortization expense associated with capitalized internal-use software and platform development costs. We define personnel-related costs as salaries, bonuses, benefits, travel and entertainment, and stock-based compensation costs for employees and the costs related to other service providers we engage.
We expect cost of revenue to increase in absolute dollars in future periods due to higher payment processing fees, personnel-related costs, and third-party hosting fees in order to support growth on our work marketplace. Amounts paid to talent in connection with our managed services offering are tied to the volume of managed services used by our clients. The level and timing of all of these items could fluctuate and affect our cost of revenue in the future.
Gross Profit and Gross Margin. Our gross profit and gross margin may fluctuate from period to period. Such fluctuations may be influenced by our revenue, the mix of payment methods that our clients choose, the timing and amount of investments to expand hosting capacity, our continued investments in our services and support teams, the timing and amounts paid to talent in connection with our managed services offering, and the amortization expense associated with capitalized internal-use software and platform development costs. In addition, gross margin will be impacted by fluctuations in our revenue mix between marketplace revenue and managed services revenue. For example, our managed services revenue grew at a slower rate than our marketplace revenue in 2021 compared to 2020, which caused gross margin to increase. We expect gross profit to increase in absolute dollars in future periods, although gross margin, expressed as a percentage of total revenue, may vary from period to period.
Operating Expenses
Research and Development. Research and development expense primarily consists of personnel-related costs. Research and development costs are expensed as incurred, except to the extent that such costs are associated with internal-use software and platform development that qualifies for capitalization. In 2021, we made significant investments to build new product features, launch new offerings, and increase the size of our research and development workforce, and we believe continued investments in research and development are important to attain our strategic objectives. As a result, we expect research and development expense to increase in absolute dollars in future periods, although this expense, expressed as a percentage of total revenue, may vary from period to period.

Sales and Marketing. Sales and marketing expense consists primarily of expenses related to advertising and marketing activities, as well as personnel-related costs, including sales commissions, which we expense as they are incurred. In 2021, we continued evolving our offerings, products, brand positioning, and marketing to better address large enterprise and other clients and prospects with larger, longer-term independent talent needs. We made significant investments in marketing to acquire new clients and drive brand awareness, and we expect to increase these investments in 2022. Additionally, in the fourth quarter of 2021, we began increasing our investment in sales by expanding our sales team, and we expect this expansion to continue through 2022 as we increase our efforts to acquire clients through our Upwork Enterprise offering. As a result, we expect this expense to increase in absolute dollars in future periods, although this expense expressed as a percentage of total revenue may vary from period to period.
General and Administrative. General and administrative expense consists primarily of personnel-related costs for our executive, finance, legal, human resources, and operations functions; outside consulting, legal, and accounting services; impairment expense; and insurance.
To achieve our strategic objectives, we expect to continue to invest in corporate infrastructure and to incur additional general and administrative expenses, including increased stock-based compensation expense related to executive compensation arrangements, legal and accounting costs, insurance premiums, and compliance costs. Additionally, in 2020 we shifted to a flexible work model for our workforce and are evaluating our current need for office space. As a result, we may determine to either close or sublease certain of our offices, either of which could result in further impairment charges being recognized in general and administrative expense. As a result, we expect general and administrative expense to increase in absolute dollars in future periods, although this expense, expressed as a percentage of total revenue, may vary from period to period.
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
Income Tax Benefit (Provision)
We account for income taxes in accordance with the asset and liability method. Under the asset and liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The provision for income taxes is comprised of the current tax liability and the change in deferred tax assets and liabilities. We establish a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be recoverable against future taxable income.
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
Results of Operations
The following table sets forth our consolidated results of operations for the years ended December 31, 2021, 2020, and 2019:

(In thousands)	2021	2020	2019
Revenue:
Marketplace	$462,340	$338,152	$268,284
Managed services	40,457	35,476	32,278
Total revenue	502,797	373,628	300,562
Cost of revenue(1)	135,508	104,267	88,144
Gross profit	367,289	269,361	212,418
Operating expenses
Research and development(1)	119,083	83,471	64,027
Sales and marketing(1)	183,294	133,225	95,891
General and administrative(1)	113,081	71,518	67,327
Provision for transaction losses	6,048	3,555	3,905
Total operating expenses	421,506	291,769	231,150
Loss from operations	(54,217)	(22,408)	(18,732)
Interest expense	2,180	778	1,306
Other income, net	(279)	(469)	(3,407)
Loss before income taxes	(56,118)	(22,717)	(16,631)
Income tax provision	(122)	(150)	(28)
Net loss	$(56,240)	$(22,867)	$(16,659)

(1) Includes stock-based compensation expense as follows:

Cost of revenue	$794	$779	$456
Research and development	16,232	9,783	6,471
Sales and marketing	5,923	4,440	2,609
General and administrative	30,643	10,506	9,262
Total	$53,592	$25,508	$18,798
A discussion regarding our financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operation,” included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 24, 2021.

Comparison of the Years Ended December 31, 2021 and 2020
Revenue

	Year Ended December 31,		Change
(In thousands, except percentages)	2021	2020	$	%
Marketplace	$462,340	$338,152	124,188	37%
Percentage of total revenue	92%	91%
Managed services	$40,457	$35,476	4,981	14%
Percentage of total revenue	8%	9%
Total revenue	$502,797	$373,628	$129,169	35%
For the year ended December 31, 2021, total revenue was $502.8 million, representing an increase of $129.2 million, or 35%, as compared to 2020.
In 2021, we continued to execute on our strategic initiatives, including investing in research and development to build new product features, prioritizing our advertising efforts to reach new and existing clients seeking to engage independent talent, and investing in marketing to accelerate the acquisition of new clients and drive brand awareness. As a result, the number of active clients increased 22% as of December 31, 2021 compared to December 31, 2020, and our GSV per active client increased 15% as of December 31, 2021 compared to December 31, 2020. The growth in active clients and GSV per active client contributed to the growth of GSV and marketplace revenue. For the year ended December 31, 2021, GSV increased 41%, as compared to the same period in 2020. Marketplace revenue was driven by client spend, which for the year ended December 31, 2021, drove an increase in talent service fees of 36%, as compared to the same period in 2020, and an increase in client payment processing and administrative fees of 42%, as compared to the same period in 2020.
Additionally, in 2021, we continued our efforts to better address large enterprise and other clients and prospects with larger, longer-term independent talent needs through our Upwork Enterprise and other premium offerings. As a result, Enterprise Revenue increased 73% to $34.9 million, which fueled marketplace revenue for the year ended December 31, 2021. Marketplace revenue represented 92% of total revenue and increased by $124.2 million, or 37%, compared to 2020. Marketplace revenue grew more slowly than GSV from our marketplace offerings in 2021, and for the year ended December 31, 2021, our marketplace take rate was 13.2%, as compared to 13.6% for the same period in 2020. This trend was the result of a few factors. In particular, clients are maturing into higher value clients and continue to increase their spend with particular talent, which resulted in a higher mix of talent at the lower rates of our tiered service fee structure. Additionally, in the fourth quarter of 2020, to drive GSV, we increased the number of free Connects issued to talent, which drove revenue and GSV but also resulted in talent purchasing fewer Connects and memberships during the year ended December 31, 2021, which resulted in slightly lower revenue as a percentage of GSV during the year ended December 31, 2021.
Managed services revenue represented 8% and 9% of total revenue for the years ended December 31, 2021 and 2020, respectively. For the year ended December 31, 2021, managed services revenue increased by $5.0 million, or 14%, compared to 2020.
Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
(In thousands, except percentages)	2021	2020	$	%
Cost of revenue	$135,508	$104,267	$31,241	30%
Components of cost of revenue:
Costs of talent services to deliver managed services	31,871	28,703	3,168	11%
Other components of cost of revenue	103,637	75,564	28,073	37%
Total gross margin	73%	72%
For the year ended December 31, 2021, cost of revenue increased by $31.2 million, or 30%, compared to 2020. For the year ended December 31, 2021, cost of revenue increased primarily as a result of increases in payment processing fees of $23.1 million, as compared to the same period in 2020, primarily due to increased client spend, as well as increases in cost of talent services to deliver managed services resulting from increases in managed services revenue for the year ended December 31, 2021, as compared to the same period in 2020. Additionally, for the year ended December 31, 2021, third-party hosting costs increased $2.4 million, as compared to the same period in 2020, driven by our use of two AWS data centers during the period in connection with our migration from the AWS facility in California to the AWS facility in Oregon.
Research and Development

	Year Ended December 31,		Change
(In thousands, except percentages)	2021	2020	$	%
Research and development	$119,083	$83,471	$35,612	43%
Percentage of total revenue	24%	22%
For the year ended December 31, 2021, research and development expense increased by $35.6 million, or 43%, as compared to 2020. The increase was primarily due to our ongoing and significant investments to build new product features, launch new offerings, and enhance the user experience. Specifically, investments we made to increase the size of our research and development workforce resulted in increases in personnel-related costs of $26.0 million, as compared to the same period in 2020, as well as increases in software licenses of $2.6 million, outside consultants of $1.5 million, and depreciation and other costs of $3.1 million. Additionally, due to the timing of new projects, we capitalized less internal-use software and platform development costs than we did in 2020, when we capitalized an incremental $2.4 million.
Sales and Marketing

	Year Ended December 31,		Change
(In thousands, except percentages)	2021	2020	$	%
Sales and marketing	$183,294	$133,225	$50,069	38%
Percentage of total revenue	36%	36%
For the year ended December 31, 2021, sales and marketing expense increased by $50.1 million, or 38%, as compared to 2020. This increase was primarily due to increases in marketing and brand awareness campaigns of $37.1 million, as compared to the same period in 2020, as well as increases in personnel-related costs of $11.1 million.
General and Administrative

	Year Ended December 31,		Change
(In thousands, except percentages)	2021	2020	$	%
General and administrative	$113,081	$71,518	$41,563	58%
Percentage of total revenue	22%	19%
For the year ended December 31, 2021, general and administrative expense increased by $41.6 million, or 58%, as compared to 2020. This increase was primarily due to increases in personnel-related costs of $29.5 million, as compared to the same period in 2020, primarily because of increased stock-based compensation expense related to executive compensation arrangements. In 2021, we incurred impairment charges of $8.7 million related to certain of our operating lease assets and associated property and equipment.
Provision for Transaction Losses

	Year Ended December 31,		Change
(In thousands, except percentages)	2021	2020	$	%
Provision for transaction losses	$6,048	$3,555	$2,493	70%
Percentage of total revenue	1%	1%
For the year ended December 31, 2021, provision for transaction losses increased by $2.5 million, or 70%, as compared to 2020, and represented approximately 1% of revenue for each period.

Interest Expense and Other Income, Net

	Year Ended December 31,		Change
(In thousands, except percentages)	2021	2020	$	%
Interest expense	$2,180	$778	$1,402	180%
Other income, net	(279)	(469)	190	(41)%
For the year ended December 31, 2021, interest expense increased as a result of the issuance of the Notes. See “Note 7—Debt” of the notes to our consolidated financial statements included elsewhere in this Annual Report for additional information.
Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. GAAP, adjusted EBITDA is a non-GAAP measure that we believe is useful in evaluating our operating performance.
We define adjusted EBITDA as net income (loss) adjusted for stock-based compensation expense; depreciation and amortization; interest expense; other (income) expense, net; income tax (benefit) provision; and, if applicable, other non-cash transactions. Adjusted EBITDA is not prepared in accordance with, and is not an alternative to, financial measures prepared in accordance with U.S. GAAP.
The following table presents a reconciliation of net loss, the most directly comparable financial measure prepared in accordance with U.S. GAAP, to adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Net loss	$(56,240)	$(22,867)	$(16,659)
Add back (deduct):
Stock-based compensation expense	53,592	25,508	18,798
Depreciation and amortization	10,261	10,172	6,661
Interest expense	2,180	778	1,306
Other income, net	(279)	(469)	(3,407)
Income tax provision	122	150	28
Tides Foundation common stock warrant expense	750	750	711
Impairment expense	8,741	—	—
Adjusted EBITDA	$19,127	$14,022	$7,438
We use adjusted EBITDA as a measure of operational efficiency. We believe that this non-GAAP financial measure is useful to investors for period-to-period comparisons of our business and in understanding and evaluating our operating results for the following reasons:
•adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as stock-based compensation expense; depreciation and amortization; interest expense; other (income) expense, net; income tax (benefit) provision; and, if applicable, other non-cash transactions that can vary substantially from company to company depending upon their financing, capital structures, and the method by which assets were acquired;
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
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents and marketable securities, including the net proceeds from the sale of the Notes. Our cash equivalents and marketable securities primarily consist of money market funds, commercial paper, treasury bills, corporate bonds, U.S. government securities, asset-backed securities, and Yankee bonds. As of December 31, 2021 and 2020, we had $187.2 million and $94.1 million in cash and cash equivalents, respectively. As of December 31, 2021 and 2020, we had $497.6 million and $75.6 million in marketable securities, respectively.
We believe our existing cash and cash equivalents, marketable securities, and cash flow from operations (in periods in which we generate cash flow from operations) will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital requirements and capital expenditure requirements. In the long term, our ability to support our working capital and capital expenditure requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from users, the expansion of sales and marketing activities, the timing and extent of spending to support research and development efforts, the cost to host our work marketplace, the introduction of new offerings and services, the continuing market adoption of our work marketplace, any acquisitions or investments that we make in complementary businesses, products, and technologies and our ability to obtain equity or debt financing. Our principal commitments consist of obligations under our non-cancellable operating leases for office space and the Notes. As of December 31, 2021, our future lease commitments were $26.5 million (excluding adjustments for discount to present value), including $6.6 million for 2022. For additional information about our Notes, see the section titled “—Convertible Senior Notes Due 2026.”
We anticipate satisfying our short-term cash requirements with our existing cash and cash equivalents and may satisfy our long-term cash requirements with cash and cash equivalents on hand or with proceeds from a future equity or debt financing. To the extent existing cash and cash equivalents, cash from marketable securities, and cash from operations (in periods in which we generate cash flow from operations) are insufficient to fund our working capital and capital expenditure requirements, or should we require additional cash for other purposes, we will need to raise additional funds. In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements, as we did in the third quarter of 2021. If we raise additional funds by issuing equity or equity-linked securities, the ownership and economic interests of our existing stockholders will be diluted. If we raise additional financing by incurring additional indebtedness, we will be subject to additional debt service requirements and could also be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could also be unfavorable to our equity investors. There can be no assurances that we will be able to raise additional capital on terms we deem acceptable, or at all. The inability to raise additional capital as and when required would have an adverse effect, which could be material, on our results of operations, financial condition, and ability to achieve our business objectives.

We also believe that our principal sources of liquidity will allow us to manage the impact of the COVID-19 pandemic on our business operations for the foreseeable future, which could include reductions in revenue and delays in payments from users, as further described above in “Risk Factors—Our business experienced, and may again experience, an adverse impact from the ongoing COVID-19 pandemic, including as new variants of COVID-19 emerge. In addition, the positive impacts on our business resulting from the shift to remote work during the pandemic may not continue as the pandemic subsides and the restrictions intended to prevent its spread are relaxed or lifted.” The challenges posed by the COVID-19 pandemic on our business are expected to continue to evolve. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to the pandemic.
We did not have during the periods presented, and we do not currently have, any commitments or obligations, including contingent obligations, arising from arrangements with unconsolidated entities or persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.
Escrow Funding Requirements
As a licensed internet escrow agent, we offer escrow services to users of our work marketplace and, as such, we are required to hold our users’ escrowed cash and in-transit cash in trust as an asset and record a corresponding liability for escrow funds held on behalf of talent and clients on our balance sheet. We expect the balances of our funds held in escrow, including funds held in transit, and the related liability to grow as GSV grows and may vary from period to period. Escrow regulations require us to fund the trust with our operating cash to cover shortages due to the timing of cash receipts from clients for completed hourly billings. Talent submit their billings for hourly contracts to their clients on a weekly basis every Sunday, and the aggregate amount of such billings is added to escrow funds payable to talent on the same day. As of each Sunday of each week, we have not yet collected funds for hourly billings from clients as these funds are in transit. Therefore, in order to satisfy escrow funding requirements, every Sunday we fund the shortage of cash in trust with our own operating cash and typically collect this cash shortage from clients within the next several days. As a result, we expect our total cash and cash flows from operating activities to be impacted when a quarter ends on a Sunday. As of December 31, 2021 and 2020, funds held in escrow, including funds in transit, were $160.8 million and $135.0 million, respectively.
Term and Revolving Loans
In August 2021, in connection with our issuance of the Notes, we paid off outstanding amounts under, and terminated, our loan and security agreement with Silicon Valley Bank, as amended, which we refer to as the Loan Agreement.
Convertible Senior Notes Due 2026
In August 2021, we issued the Notes pursuant to an Indenture between us and Wells Fargo Bank, National Association, as trustee, which we refer to as the Indenture.
The Notes are senior, unsecured obligations and will bear interest at a rate of 0.25% per year, payable semiannually in arrears, and are due August 15, 2026. Upon conversion, we have an option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. The net proceeds from the issuance of the Notes were approximately $560.1 million, after deducting debt issuance costs. We used approximately $49.4 million of the net proceeds from the Notes offering to pay the cost of the Capped Calls. We intend to use the remainder of the net proceeds from the offering for general corporate purposes, including marketing, brand awareness and sales, and which may include working capital, capital expenditures, and investments in and acquisitions of other companies, products or technologies that we may identify in the future. See “Note 7—Debt” of the notes to our consolidated financial statements included elsewhere in this Annual Report for additional information regarding the Notes.
Capped Calls
In connection with the issuance of the Notes, we entered into the Capped Calls. The Capped Calls are expected generally to reduce the potential dilution to our common stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price.
The initial cap price of the Capped Calls is $92.74 per share of common stock, subject to certain customary adjustments under the terms of the Capped Calls. See “Note 7—Debt” of the notes to our consolidated financial statements included elsewhere in this Annual Report for additional information regarding the Notes and the Capped Calls.

Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2021, 2020, and 2019:

(In thousands)	2021	2020	2019
Net cash provided by operating activities	$10,836	$22,365	$1,058
Net cash used in investing activities	(428,980)	(4,146)	(100,924)
Net cash provided by financing activities	537,739	54,641	29,402
Net change in cash, cash equivalents, and restricted cash(1)	$119,595	$72,860	$(70,464)
(1) Includes increases in funds held in escrow, including funds in transit of $25.8 million, $26.3 million, and $10.5 million during the years ended December 31, 2021, 2020, and 2019, respectively.
Operating Activities
Our largest source of cash from operating activities is revenue generated from our work marketplace. Our primary uses of cash from operating activities are for personnel-related expenditures, marketing activities, including advertising, payment processing fees, amounts paid to talent to deliver services for clients under our managed services offering, and third-party hosting costs. In addition, because we are licensed as an internet escrow agent, our total cash and cash provided by operating activities may be impacted by the timing of the end of our fiscal quarter as discussed in the section titled “—Liquidity and Capital Resources—Escrow Funding Requirements.”
Net cash provided by operating activities during 2021 was $10.8 million, which resulted from non-cash charges of $83.5 million, offset by a net loss of $56.2 million and net cash outflows of $16.5 million from changes in operating assets and liabilities. The change in operating assets and liabilities primarily resulted from the increase in trade and client receivables. Due to fluctuations in revenue and the number of transactions on our platform, coupled with fluctuations in the timing of cash receipts from clients, our trade and client receivables will likely continue to fluctuate in the future.
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
Investing Activities
Net cash used in investing activities during 2021 was $429.0 million, which was primarily a result of investing $525.3 million in various marketable securities, as well as $5.1 million of internal-use software and platform development costs that we paid during the period and purchases of property and equipment of $1.0 million, partially offset by proceeds from maturities of marketable securities of $102.5 million.
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
Financing Activities
Net cash provided by financing activities during 2021 was $537.7 million, which resulted primarily from proceeds from the Notes, net of debt issuance costs of $560.1 million, an increase in escrow funds payable of $25.8 million, cash received from stock option exercises of $7.2 million, and proceeds received from our employee stock purchase plan of $4.8 million, partially offset by purchases of the Capped Calls of $49.4 million and repayments of borrowings on debt of $10.8 million.
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
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from these estimates and assumptions. Certain of our accounting policies require higher degrees of judgement than others in their application. These include certain aspects of accounting for revenue recognition, stock-based compensation, and income taxes.
Revenue Recognition
We primarily generate revenue from talent and clients from marketplace and managed service offerings. We account for revenue in accordance with Topic 606, which we adopted on December 31, 2019 effective as of January 1, 2019 using the modified retrospective method. Revenue is recognized upon transfer of control of promised services to users in an amount that reflects the consideration we expect to receive in exchange for those services.
Determining the method and amount of revenue to recognize requires management to make judgments and estimates. Judgments include determining whether to present revenue gross, as a principal, or net, as an agent, which is based on an evaluation of whether we control the service prior to it being transferred to the client, and certain aspects of applying Topic 606 to our arrangements with talent subject to tiered service fees.
We apply judgement in the application of the portfolio approach practical expedient to our arrangements with talent subject to tiered service fees, which includes estimating the standalone selling price of the material rights and the period of time over which to defer and recognize the consideration allocated to the material rights. Specifically, management applies judgement in assessing the continued appropriateness for the estimates, which include assessing the continued appropriateness of the methodology and relevant data inputs to estimate the likelihood and the period of time over which to defer and recognize the consideration allocated to the material rights. We utilize historical user transaction data in developing these estimates. We recognize revenue related to the material rights based on our estimate of when the material rights are exercised, and adjust revenue for changes in estimates in the period of change on a cumulative catch-up basis.
Stock-Based Compensation
We measure and recognize compensation expense for all stock-based awards granted to service providers, including stock options, RSUs, performance stock units, which we refer to as PSUs, and purchase rights granted under our 2018 Employee Stock Purchase Plan, which we refer to as the 2018 ESPP, based on the estimated fair value of the award on the grant date. We calculate the estimated fair value of stock options and purchase rights granted under the 2018 ESPP on the date of grant using the Black-Scholes option pricing model, which is impacted by the fair value of our common stock, as well as changes in assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected dividend yield, the expected term of the awards, the risk-free interest rates, and the expected common stock price volatility over the term of the option awards. The fair value and derived service period of stock options with market-based conditions is estimated using the Monte Carlo valuation model. We evaluate the assumptions used to value option awards upon each grant of stock options. The grant date fair value of PSUs is determined using the closing common stock price of our common stock on the grant date multiplied by the number of PSUs that are probable of being earned as of the grant date. We use the quoted market price of our common stock as reported on The Nasdaq Global Select Market for the fair value of RSUs, PSUs, stock options, and purchase rights under our 2018 ESPP. We generally recognize the fair value of stock options and RSUs on a straight-line basis over the period during which a service provider is required to provide services in exchange for the award (generally the vesting period). We recognize the fair value of purchase rights granted under the 2018 ESPP as an expense on a straight-line basis over the offering period and account for forfeitures as they occur. Stock-based compensation expense associated with service- and market-based stock options is recognized over the longer of the expected achievement period for the service condition and market condition. Stock-based compensation expense associated with PSUs is recognized over the longer of the expected achievement period for the performance condition and the service condition.
Income Taxes
We utilize the asset and liability method under which deferred tax assets and liabilities arise from the temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements, as well as from net operating loss and tax credit carryforwards. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided for under current tax law. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, we assess, among other things, the historical levels of income and various sources of taxable income. We regularly review our tax positions and benefits to be realized. We recognize tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due when such estimates are more likely than not to be sustained. An uncertain income tax position will be recognized only if it is more likely than not to be sustained. We recognize interest and penalties related to income tax matters as income tax expense.
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
Interest Rate Risk
The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not make investments for trading or speculative purposes. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Borrowings under the Notes have a fixed interest rate. Borrowings under the Loan Agreement had variable interest rates. As of December 31, 2021, we had $575.0 million aggregate principal amount of borrowings outstanding under the Notes. As of December 31, 2020, we had $10.8 million aggregate principal amount of borrowings outstanding under our Loan Agreement. We do not believe that a hypothetical increase or decrease in interest rates of 100 basis points would have a material impact on our operating results or financial condition.
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Upwork Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Upwork Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition – Estimation of Standalone Selling Price of the Talent Material Rights and the Period of Time Over Which to Defer and Recognize the Consideration Allocated to the Material Rights
As described in Notes 2 and 12 to the consolidated financial statements, the Company charges talent a service fee as a percentage of talent billings primarily using a tiered service fee model based on cumulative lifetime billings by talent to each client. The Company recorded total revenue of $502.8 million for the year ended December 31, 2021, of which $297.0 million related to revenue from talent. Certain of the Company’s contracts with talent contain multiple performance obligations in the event management determines a material right exists. Specifically, the arrangements with talent subject to tiered service fees include contract renewal options that represent a material right. For such arrangements, management allocates revenue to each performance obligation based on its relative standalone selling price by applying the portfolio approach practical expedient. Standalone selling prices for offerings subject to tiered service fees are estimated based on observable transactions when these services are sold on a standalone basis. Standalone selling price for a material right is estimated by determining the discount that the talent would obtain when exercising the option, adjusted for the likelihood that the option will be exercised. Management applies significant judgment in the application of the portfolio approach practical expedient, which includes estimating the standalone selling price of the material rights and the period of time over which to defer and recognize the consideration allocated to the material rights. Specifically, management applied significant judgment in assessing the appropriateness of the model for the estimates, which includes assessing the appropriateness of the methodology and relevant data inputs to (i) estimate the standalone selling price of the material rights, which includes the standalone selling price of the services when sold separately and the likelihood of exercise of the material rights, and (ii) estimate the period of time over which to defer and recognize the consideration allocated to the material rights. Management utilized historical client-talent transaction data in developing the estimates. The Company recognizes revenue related to the material rights based on management’s estimate of when the material rights are exercised.
The principal considerations for our determination that performing procedures relating to revenue recognition, specifically the estimation of standalone selling price of the talent material rights and the period of time over which to defer and recognize the consideration allocated to the material rights, is a critical audit matter are the significant judgment by management in assessing the appropriateness of the model, methodology and relevant data inputs to estimate the standalone selling price of the material rights, and the period of time over which to defer and recognize the consideration allocated to the material rights. This in turn led to significant auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s determination of the standalone selling price of the services when sold separately, the likelihood of exercise of the material rights, and the period of time over which to defer and recognize the consideration allocated to the material rights.
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
February 15, 2022
We have served as the Company’s auditor since 2016.

UPWORK INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2021 and 2020

(In thousands, except share and per share data)	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$187,205	$94,081
Marketable securities	497,566	75,570
Funds held in escrow, including funds in transit	160,813	135,042
Trade and client receivables – net of allowance of $3,410 and $1,661 as of December 31, 2021 and 2020, respectively	66,826	47,018
Prepaid expenses and other current assets	17,243	9,090
Total current assets	929,653	360,801
Property and equipment, net	21,329	28,139
Goodwill	118,219	118,219
Intangible assets, net	—	667
Operating lease asset	10,682	19,729
Other assets, noncurrent	1,178	1,672
Total assets	$1,081,061	$529,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,996	$6,455
Escrow funds payable	160,813	135,042
Debt, current	—	7,581
Accrued expenses and other current liabilities	45,742	32,868
Deferred revenue	22,083	16,801
Total current liabilities	233,634	198,747
Debt, noncurrent	561,299	3,142
Operating lease liability, noncurrent	16,753	20,506
Other liabilities, noncurrent	9,858	7,522
Total liabilities	821,544	229,917
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.0001 par value; 490,000,000 shares authorized as of December 31, 2021 and 2020; 129,130,478 and 124,795,222 shares issued and outstanding as of December 31, 2021 and 2020, respectively	13	12
Additional paid-in capital	510,568	494,122
Accumulated deficit	(251,064)	(194,824)
Total stockholders’ equity	259,517	299,310
Total liabilities and stockholders’ equity	$1,081,061	$529,227
The accompanying notes are an integral part of these consolidated financial statements.

UPWORK INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2021, 2020, and 2019

(In thousands, except per share data)	2021	2020	2019
Revenue	$502,797	$373,628	$300,562
Cost of revenue	135,508	104,267	88,144
Gross profit	367,289	269,361	212,418
Operating expenses
Research and development	119,083	83,471	64,027
Sales and marketing	183,294	133,225	95,891
General and administrative	113,081	71,518	67,327
Provision for transaction losses	6,048	3,555	3,905
Total operating expenses	421,506	291,769	231,150
Loss from operations	(54,217)	(22,408)	(18,732)
Interest expense	2,180	778	1,306
Other income, net	(279)	(469)	(3,407)
Loss before income taxes	(56,118)	(22,717)	(16,631)
Income tax provision	(122)	(150)	(28)
Net loss	$(56,240)	$(22,867)	$(16,659)
Net loss per share, basic and diluted	$(0.44)	$(0.19)	$(0.15)
Weighted-average shares used to compute net loss per share, basic and diluted	127,164	118,699	109,815
The accompanying notes are an integral part of these consolidated financial statements.

UPWORK INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2021, 2020, and 2019

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
(In thousands, except share amounts)	Shares	Amount
Balances as of December 31, 2018	106,454,321	$11	$387,233	$(143,499)	$243,745
Cumulative effect adjustment from adoption of new accounting pronouncement	—	—	—	(11,799)	(11,799)
Issuance of common stock upon exercise of stock options and common stock warrants	6,429,471	—	18,155	—	18,155
Stock-based compensation expense	—	—	18,616	—	18,616
Tides Foundation common stock warrant expense and other	—	—	975	—	975
Issuance of common stock for settlement of RSUs	163,943	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	556,663	—	6,391	—	6,391
Net loss	—	—	—	(16,659)	(16,659)
Balances as of December 31, 2019	113,604,398	11	431,370	(171,957)	259,424
Issuance of common stock upon exercise of stock options and common stock warrants	9,115,947	1	31,027	—	31,028
Stock-based compensation expense	—	—	25,677	—	25,677
Tides Foundation common stock warrant expense and other	—	—	1,135	—	1,135
Issuance of common stock for settlement of RSUs	1,590,225	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	484,652	—	4,913	—	4,913
Net loss	—	—	—	(22,867)	(22,867)
Balances as of December 31, 2020	124,795,222	12	494,122	(194,824)	299,310
Issuance of common stock upon exercise of stock options and common stock warrants	2,085,698	1	7,176	—	7,177
Stock-based compensation expense	—	—	53,671	—	53,671
Tides Foundation common stock warrant expense and other	—	—	202	—	202
Issuance of common stock for settlement of RSUs	1,865,444	—	1	—	1
Issuance of common stock in connection with employee stock purchase plan	384,114	—	4,789	—	4,789
Purchase of capped calls related to convertible senior notes	—	—	(49,393)	—	(49,393)
Net loss	—	—	—	(56,240)	(56,240)
Balances as of December 31, 2021	129,130,478	$13	$510,568	$(251,064)	$259,517
The accompanying notes are an integral part of these consolidated financial statements.

UPWORK INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2021, 2020, and 2019

(In thousands)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(56,240)	$(22,867)	$(16,659)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for transaction losses	5,178	2,919	3,118
Depreciation and amortization	10,261	10,172	6,661
Amortization of debt issuance costs	1,182	61	52
Amortization of premium (accretion of discount) of purchases of marketable securities, net	298	(320)	(1,158)
Amortization of operating lease asset	3,545	3,860	3,945
Tides Foundation common stock warrant expense	750	750	711
Stock-based compensation expense	53,592	25,508	18,798
Impairment expense	8,741	—	—
Loss on disposal of fixed assets	—	44	14
Changes in operating assets and liabilities:
Trade and client receivables	(24,610)	(20,000)	(10,918)
Prepaid expenses and other assets	(6,960)	(1,198)	(2,069)
Operating lease liability	(1,163)	(1,851)	(1,453)
Accounts payable	(1,445)	5,822	(1,457)
Accrued expenses and other liabilities	10,253	15,438	(2,957)
Deferred revenue	7,454	4,027	4,430
Net cash provided by operating activities	10,836	22,365	1,058
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(525,343)	(107,281)	(168,786)
Proceeds from maturities of marketable securities	102,500	117,500	84,500
Purchases of property and equipment	(1,027)	(6,320)	(10,752)
Internal-use software and platform development costs	(5,110)	(8,045)	(5,886)
Net cash used in investing activities	(428,980)	(4,146)	(100,924)
CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in escrow funds payable	25,771	26,321	10,535
Proceeds from exercises of stock options and common stock warrant	7,177	31,028	18,155
Proceeds from employee stock purchase plan	4,789	4,913	6,391
Proceeds from borrowings on debt	—	18,000	50,000
Repayment of debt	(10,750)	(25,621)	(55,679)
Proceeds from issuance of convertible senior notes	575,000	—	—
Payment of debt issuance costs	(14,855)	—	—
Purchases of capped calls related to convertible senior notes	(49,393)	—	—
Net cash provided by financing activities	537,739	54,641	29,402
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	119,595	72,860	(70,464)
Cash, cash equivalents, and restricted cash—beginning of year	232,463	159,603	230,067
Cash, cash equivalents, and restricted cash—end of year	$352,058	$232,463	$159,603
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$373	$764	$1,291
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchased but not yet paid	22	37	161
Internal-use software and platform development costs incurred but not yet paid	106	286	684
The accompanying notes are an integral part of these consolidated financial statements.

UPWORK INC.
Notes to Consolidated Financial Statements
Note 1—Organization and Description of Business
Upwork Inc., which is referred to as the Company or Upwork, operates a work marketplace that connects businesses, which are referred to as clients, with independent talent. Independent talent on the Company’s work marketplace, which are referred to as talent, and, together with clients, as users, include independent professionals and agencies of varying sizes and are an increasingly sought-after, critical, and expanding segment of the global workforce. The Company was originally incorporated in the state of Delaware in December 2013 prior to and in connection with the combination, which is referred to as the Elance-oDesk Combination, of Elance, Inc., which is referred to as Elance, and oDesk Corporation, which is referred to as oDesk. The Company changed its name to Elance-oDesk, Inc. shortly before the Elance-oDesk Combination in March 2014, and later to Upwork Inc. The Company is currently headquartered in San Francisco, California.
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
Given the Company’s shift to a flexible work model for its workforce, in 2021, the Company subleased the entirety of its former headquarters in Santa Clara, California and subleased a portion of its current headquarters in San Francisco, California. As a result, during the year ended December 31, 2021, the Company incurred impairment charges of $8.7 million related to the associated operating lease assets and property and equipment. The Company may determine to either close or sublease certain of its other offices, either of which may result in further impairment charges. See “Note 5—Balance Sheet Components” for additional information regarding these impairments.
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
Cash and Cash Equivalents
The Company classifies as cash and cash equivalents its cash held in checking and interest-bearing accounts and investments in money market funds, U.S. government securities, and debt securities with maturities of 90 days or less from the date of purchase.
Restricted Cash
As of December 31, 2021 and 2020, the Company maintained restricted cash of $4.0 million and $3.3 million, respectively, related to cash reserve requirements under the escrow laws and regulations of the California Department of Financial Protection and Innovation and collateral for letters of credit issued in conjunction with operating leases. Short-term restricted cash included in prepaid expenses and other current assets was $3.2 million

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

and $2.3 million as of December 31, 2021 and 2020, respectively, and long-term restricted cash included in other assets, noncurrent was $0.8 million and $1.0 million as of December 31, 2021 and 2020, respectively.
Funds Held in Escrow, Including Funds in Transit
The Company maintains its users’ funds held in escrow in demand or checking accounts at U.S. financial institutions, as well as two California licensed money transmitters. The balance in these accounts was in excess of federally insured limits as of December 31, 2021 and 2020. Users’ funds held in escrow are denominated exclusively in U.S. dollars.
The Company is an internet escrow agent and is therefore required to hold its users’ escrowed funds and escrow funds in transit in trust as an asset and record a corresponding liability for escrow funds payable on its consolidated balance sheets. For this reason, funds held in escrow, including funds in transit, are restricted cash. Escrow funds in transit arise due to the time it takes to clear transactions through external payment networks. When clients fund their escrow account using credit cards, there is a clearing period before the cash is received and settled. Accordingly, the funds are treated as escrow funds in transit until the transaction is settled to the escrow trust bank account or, in the case of international credit card settlements, to the Company’s bank accounts. Escrow regulations require the Company to fund the trust with its own operating cash if there is ever a shortage due to the timing of cash receipts from clients for completed hourly billings. As of December 31, 2021 and 2020, the Company recorded $160.8 million and $135.0 million, respectively, as funds held in escrow, including funds in transit.
The below table reconciles cash, cash equivalents, and restricted cash as reported in the consolidated balance sheets to the total of the same amounts shown in the consolidated statements of cash flows for the years ended December 31, 2021, 2020, and 2019:

(In thousands)	2021	2020	2019
Cash and cash equivalents	$187,205	$94,081	$48,392
Restricted cash	4,040	3,340	2,490
Funds held in escrow, including funds in transit	160,813	135,042	108,721
Total cash, cash equivalents, and restricted cash as shown in the consolidated statement of cash flows	$352,058	$232,463	$159,603
Marketable Securities
The Company's marketable securities consist of commercial paper, corporate debt securities, treasury bills, U.S. government securities, asset-backed securities, and Yankee debt securities issued by foreign governments or entities and denominated in U.S. dollars, all of which have contractual maturities within 24 months from the date of purchase. The marketable securities are available for current operations and are classified as available-for-sale. These marketable securities are carried at estimated fair value with unrealized gains and losses, net of taxes, included within the stockholders’ equity section of the Company’s consolidated balance sheet.
The Company periodically assesses its portfolio of debt investments for impairment. For debt securities in an unrealized loss position, this assessment first takes into account the Company’s intent to sell, or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of these criteria are met, the debt security’s amortized cost basis is written down to fair value through other (income) expense, net. For debt securities in an unrealized loss position that do not meet the aforementioned criteria, the Company assesses whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. In making this assessment, the Company considers factors such as the extent to which fair value is less than the amortized cost basis, the financial condition of the issuer, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss may exist, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recorded through other (income) expense, net, limited by the amount that the fair value is less than the amortized cost basis. Any additional impairment not recorded through an allowance for credit losses is recognized in other comprehensive loss. Changes in the allowance for credit losses are reflected as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell are met. These changes are recorded in other income, net. The Company determines realized gains or losses from the sale of marketable securities on a specific identification method and records such gains or losses as other (income) expense, net within the Company’s consolidated statements of operations.

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

Escrow Funds Payable
Escrow funds payable represent user funds that are held in escrow by the Company on behalf of both talent and clients. Escrow funds payable to talent are comprised primarily of funds available to be withdrawn by talent for work performed and paid by clients. Escrow funds payable to clients primarily represent deposits received from certain clients to set up an account or to apply toward future payments to talent upon completion of the project defined and agreed between the client and talent.
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
One client accounted for more than 10% of trade and client receivables as of December 31, 2021. Three clients each accounted for more than 10% of trade and client receivables as of December 31, 2020. For the years ended December 31, 2021 and 2020, the Company did not have any clients that accounted for more than 10% of total revenue. For the year ended December 31, 2019, the Company generated $32.0 million in revenue from one client, which accounted for more than 10% of revenue during the year ended December 31, 2019.
The Company is dependent upon third parties, such as Amazon Web Services, in order to meet the uptime and performance needs of its users.
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, funds held in escrow, including funds in transit, marketable securities, trade and client receivables, prepaid and other current assets, escrow funds payable, and debt.
The Company believes that the carrying values of the remaining financial instruments approximate their fair values.
Trade and Client Receivables and Related Allowance for Doubtful Accounts
Trade and client receivables are primarily comprised of amounts receivable from clients for completed work, including amounts in transit. It also includes unbilled amounts due from clients primarily through the Company’s managed services offering. Trade and client receivables are recorded and stated at realizable value, net of an allowance for doubtful accounts. Credit is extended generally without collateral to the Company’s managed services and marketplace clients with Upwork Enterprise offerings based on an initial and ongoing evaluation of their financial condition and other factors. In aggregate, gross trade receivables were $19.7 million and $15.9 million and gross client receivables were $50.5 million and $32.8 million as of December 31, 2021 and 2020, respectively.
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

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

The following table presents the changes in the allowance for doubtful accounts as of December 31, 2021, 2020, and 2019:

(In thousands)	2021	2020	2019
Allowance for doubtful accounts, beginning balance	$1,661	$2,215	$2,832
Provision for doubtful accounts	4,803	3,143	3,193
Amounts written off	(3,054)	(3,697)	(3,810)
Allowance for doubtful accounts, ending balance	$3,410	$1,661	$2,215
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
The foreign currency forward contracts are recorded at fair value and, when in gain positions, are reported within prepaid expenses and other current assets. When in loss positions, the foreign currency forward contracts are recorded within accrued expenses and other current liabilities in the consolidated balance sheets. Gains or losses from changes in the fair value of these foreign currency forward contracts not designated as hedging instruments are recorded in other income, net to offset the changes in the fair value of the underlying assets or liabilities being hedged.
The notional amounts associated with the Company’s foreign currency forward contracts at December 31, 2021 and 2020 were $7.2 million and $7.6 million, respectively, none of which were designated as cash flow hedges. The carrying values of the foreign currency forward contracts approximated their fair values due to their relatively short settlement durations. The fair values of the Company’s outstanding foreign currency forward contracts not designated as hedging instruments as of December 31, 2021 and 2020 were not material. Losses on foreign currency forward contracts not designated as hedging instruments were $0.5 million for the year ended December 31, 2021. Losses on foreign currency forward contracts not designated as hedging instruments were $0.6 million for the year ended December 31, 2020. Gains on foreign currency forward contracts not designated as hedging instruments were $0.9 million for the year ended December 31, 2019.
Leases
The Company accounts for leases in accordance with Financial Accounting Standards Board, which is referred to as the FASB, Accounting Standards Update, which is referred to as ASU, No. 2016-02, Leases (Topic 842), which the Company adopted on December 31, 2019 effective as of January 1, 2019 using the effective date method.
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

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

Segment Information
The Company has one reportable segment. The Company’s chief operating decision maker is its President and Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.
Goodwill, Acquired Intangible Assets, and Other Long-Lived Assets
Goodwill represents the excess of the aggregate fair value of the consideration transferred over the fair value of the net tangible and identifiable intangible assets acquired in the Elance-oDesk Combination. Goodwill is not amortized, but rather is assessed for impairment at least annually, or more frequently if events and changes in circumstances indicate that its carrying amount may not be recoverable. The Company performs its annual impairment assessment during the fourth quarter of each calendar year based on a single reporting unit structure by comparing the carrying value of the reporting unit to its fair value. An impairment would occur if the carrying amount of a reporting unit exceeded the fair value of that reporting unit. There has been no impairment of goodwill for any of the periods presented.
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
For 2021, the Company conducted its goodwill impairment testing by performing the first step of the two-step impairment model. The fair value was determined by the Company using quoted market prices of the Company’s common stock. The Company determined that the fair value of its reporting unit exceeded the carrying value, and, as such, the Company concluded that there was no impairment of goodwill at the impairment testing date.
There was no impairment of long-lived assets in any of the periods presented.
Convertible Senior Notes
The Company accounts for its convertible senior notes, which are referred to as the Notes, as a single liability measured at amortized cost. The carrying value of the liability equals the proceeds received from the issuance of the Notes less debt issuance costs. See “Note 7—Debt” for additional information.
Debt Issuance Costs
Debt issuance costs incurred in connection with securing the Company’s financing arrangements are capitalized and amortized over the term of the respective financing arrangement under the straight-line method as the results obtained are not materially different from those that would result from the use of the effective interest method. Debt issuance costs are generally presented in the Company’s consolidated balance sheets as a reduction to the carrying amount of the outstanding borrowings.
Revenue Recognition
The Company primarily generates revenue from clients from its marketplace and managed service offerings and from talent from its marketplace. The Company accounts for revenue in accordance with FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which the Company adopted on December 31, 2019 effective as of January 1, 2019 using the modified retrospective method. Revenue is recognized upon transfer of control of

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

promised services to users in an amount that reflects the consideration the Company expects to receive in exchange for those services.
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
Marketplace Offerings
The Company’s marketplace revenue, which represents the majority of its revenue, consists primarily of revenue derived from Upwork Basic, Plus, and Enterprise offerings. The Company generates marketplace revenue from both talent and clients. Revenue from the Company’s Upwork Basic and Plus offerings are primarily comprised of talent service fees, and to a lesser extent, payment processing and administration fees charged to clients. Revenue from the Company’s Upwork Enterprise offering, which is referred to as Enterprise Revenue, includes all client fees, subscriptions, and talent service fees. The Company also generates marketplace revenue from fees for premium offerings associated with its Upwork Basic, Plus, and Enterprise offerings, including talent memberships, purchases of Connects, and other services, such as foreign currency exchange when clients choose to pay in currencies other than the U.S. dollar, and the Company’s Upwork Payroll offering.
Upwork Basic, Plus, and Other Premium Offerings
The Company earns fees from talent under the Upwork Basic, Plus, and associated premium offerings, which represent a single promise to provide continuous access (i.e. stand-ready performance obligation) to the Company’s work marketplace and site services. As each day of providing access to the work marketplace and site services (including, but not limited to, communication, invoicing, reporting, dispute resolution, and payment services) is substantially the same and talent simultaneously receive and consume the benefits as access is provided, the Company’s single promise under its Upwork Basic and Plus offerings is comprised of a series of distinct service periods. The Company allocates variable consideration to each distinct service period in which it has the contractual right to bill. The Company’s Upwork Basic and Plus arrangements may include fixed and variable consideration, or a combination of the two, comprised of the following:
Service fees. Talent are provided access to the Upwork work marketplace to market their businesses, send proposals to and communicate with prospective clients, and, if engaged by a client, to perform specified services agreed between talent and clients, which are referred to as talent services. Talent charge clients on an hourly or a milestone basis for services rendered to clients through the Upwork work marketplace, which are referred to as talent billings. The Company charges talent a service fee as a percentage of talent billings primarily using a tiered service fee model based on cumulative lifetime billings by talent to each client. The arrangements subject to tiered service fees also include contract renewal options that represent a material right. The Company takes no responsibility for talent services, and therefore, does not control talent services. Additionally, talent and clients negotiate and agree upon the scope and the price for talent services directly with each other, and the Company is not a party to those agreements. Accordingly, for these tiered service fee arrangements, the Company presents revenue on a net basis, as an agent. The Company recognizes the service fees for each distinct service period when it has the contractual right to bill for the services.
Withdrawal fees. The Company charges withdrawal fees to talent when talent withdraw their escrow funds held by the Company. A withdrawal fee is charged for each withdrawal transaction, which represents variable consideration. The Company presents revenue from withdrawal fees on a gross basis as a principal and not net of the third-party payment processing costs incurred because the Company controls the payment processing services prior to providing to the Company's talent. The Company recognizes the withdrawal fees when transactions are processed, which is when it has the contractual right to bill for the services.
Membership fees. The Company charges membership fees to talent. These fees are fixed consideration and are charged monthly. The Company recognizes the revenue over the period of the membership, which is generally monthly, consistent with the common measure of progress for the entire performance obligation.
Connects fees. The Company charges fees to talent for the purchase of Connects, which are virtual tokens that are required for talent to bid on projects on the Company’s work marketplace. These fees represent variable consideration and are allocated to and recognized in the distinct service period in which the Connects are used.

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

The Company earns fees from clients under the Upwork Basic and Plus offerings, which represent a single promise to provide continuous access (i.e. stand-ready performance obligation) to the Company’s work marketplace and site services. As each day of providing access to the work marketplace and site services is substantially the same and the client simultaneously receives and consumes the benefits as access is provided, the Company’s single promise under its Upwork Basic and Plus offerings is comprised of a series of distinct service periods. The Company allocates variable consideration to each distinct service period in which it has the contractual right to bill. The Company’s Upwork Basic and Plus arrangements may include fixed and variable consideration, or a combination of the two, comprised of the following:
Client payment processing and administration fees. The Company charges clients for payment processing services at the time the client is charged for the amounts due from the client. This fee is charged on a per-transaction basis and is variable consideration. Per-transaction payment processing fees are recognized when the client is charged for the amount due and fees charged on a monthly basis are recognized over the month that payment processing services are provided. For client payment processing fees, the Company presents revenue on a gross basis as a principal and not net of the third-party payment processing costs incurred because the Company controls the payment processing and administration services prior to providing to the Company’s clients. The Company recognizes the revenue when a payment from a client is processed, which is when it has the contractual right to bill for the services.
Foreign currency exchange fees. The Company charges clients a fixed mark-up above foreign currency exchange rates that are charged to the Company when the Company collects amounts denominated in foreign currency. Foreign currency exchange fees are variable consideration and recognized as they are earned for each transaction processed, which is when the Company has the contractual right to bill for the services.
Membership fees. The Company charges membership fees to clients. These fees are charged monthly, are fixed consideration, and are recognized over the period of the membership, which is generally monthly consistent with the common measure of progress for the entire performance obligation.
Upwork Payroll service fees. The Company charges clients using the Upwork Payroll offering when their talent are classified as employees for engagements on the Upwork work marketplace. The client enters into an Upwork Payroll agreement with the Company, and Upwork separately contracts with unrelated third-party staffing providers that provide employment services to such clients. In such arrangements, talent providing talent services to clients become employees of third-party staffing providers. In arrangements where clients enter into Upwork Payroll agreements, the Company charges Upwork Payroll service fees to clients and does not charge service fees to talent who are employees of the third-party staffing providers. Such service fees are variable consideration and charged as a fixed percentage of the total talent billings. Under an Upwork Payroll agreement, the Company provides the client access to the Upwork work marketplace to procure and manage talent services, as well as access to employment services provided by the third-party staffing providers. The Company presents Upwork Payroll service fees revenue on a net basis as an agent of the client for providing access to employment services provided by the third-party staffing providers. The Company does not control these employment services performed by the third-party on behalf of the client or for the services performed by talent that are employed by the third-party staffing providers. Therefore, the Company is not considered the principal for these services. The Company recognizes the service fees for each distinct service period when it has the contractual right to bill for the services.
Upwork Enterprise and Other Premium Offerings
The Company earns fees from talent under Upwork Enterprise and other associated premium offerings, each of which represent a single promise to provide continuous access (i.e. stand-ready performance obligation) to the Company’s work marketplace and site services. As each day of providing access to the work marketplace and site services is substantially the same and talent simultaneously receive and consume the benefits as access is provided, the Company’s single promise under its Upwork Enterprise and other premium offerings is comprised of a series of distinct service periods. The Company allocates variable consideration to each distinct service period in which it has the contractual right to bill. These arrangements include variable consideration as follows:
Service fees. The Company provides talent access to the Upwork work marketplace to perform talent services for clients. The Company charges talent a service fee as a percentage of talent billings. The Company earns service fees based on a fixed percentage of talent billings. For service fees charged to talent, the Company presents revenue on a net basis, as an agent, for providing access to the Upwork work marketplace as it does not control talent services provided to clients, and therefore the Company is not considered the principal for talent services. Additionally, talent and clients negotiate and agree upon the scope and the price for talent

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

services directly with each other, and the Company is not a party to their agreement. The Company recognizes the service fees for each distinct service period in which it has the contractual right to bill for the services.
The Company earns fees from clients under Upwork Enterprise and other premium offerings, each of which represent a single promise to provide continuous access (i.e. stand-ready performance obligation) to the Company’s work marketplace and site services. As each day of providing access to the work marketplace and site services is substantially the same and the client simultaneously receives and consumes the benefits as access is provided, the Company’s single promise under its Upwork Enterprise and other premium offerings is comprised of a series of distinct service periods. The Company allocates variable consideration to each distinct service period in which it has the contractual right to bill. These arrangements may include fixed and variable consideration, or a combination of the two, comprised of the following:
Client service fees. The Company offers clients access to the Company’s work marketplace to source talent in exchange for a client service fee calculated as a percentage of talent billings; these fees represent variable consideration. The Company recognizes the service fees for each distinct service period in which it has the contractual right to bill for the services.
Enterprise compliance service fees. The Company charges fees to its enterprise compliance service clients that engage the Company to provide services to determine whether talent should be classified as an employee or an independent contractor based on the scope of talent services agreed between the client and talent and other factors. The Company charges enterprise compliance service fees as a percentage of talent billings; these fees represent variable consideration. The Company recognizes the service fees for each distinct service period in which it has the contractual right to bill for the services.
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
Revenue sharing arrangements
Certain of the Company’s offerings include revenue sharing arrangements under which the Company generates a revenue share as a percentage of the fees charged by certain financial institutions to talent for payment withdrawals. These arrangements are considered a single performance obligation comprised of variable consideration and are recognized over time based on transactions processed.
Managed Services
Under a managed services arrangement, the Company is responsible for providing services and engaging talent directly or as employees of third-party staffing providers to perform the services for clients on the Company’s behalf. These arrangements are generally time- and materials-based, and are invoiced on a monthly basis. These fees represent variable consideration. The Company controls and directs the services performed on behalf of talent and presents revenue on a gross basis as principal. As each day of providing managed services is substantially the same and the client simultaneously receives and consumes the benefits as services are provided, the Company’s single promise under its managed services is comprised of a series of distinct service periods. For managed services arrangements with clients, the Company allocates the variable amounts to each distinct service period within the series in which it has the contractual right to bill and recognizes revenue as each distinct service period is performed.
Arrangements with Multiple Performance Obligations
Certain of the Company’s contracts with talent contain multiple performance obligations in the event the Company determines a material right exists. Specifically, the arrangements with talent subject to tiered service fees include contract renewal options that represent a material right. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price by applying the portfolio approach practical expedient under Topic 606. Standalone selling prices for offerings subject to tiered service fees are estimated based on observable transactions when these services are sold on a standalone basis. Standalone selling price for a material right is estimated by determining the discount that talent would obtain when exercising the option, adjusted for the likelihood that the option will be exercised. Significant judgment is applied in the application of the portfolio approach practical expedient, which includes estimating the standalone selling price of the material rights and the period of time over which to defer and recognize the consideration allocated to the material rights. Specifically, management applied significant judgment in assessing the appropriateness of the

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

model for the estimates, which include assessing the appropriateness of the methodology and relevant data inputs to (i) estimate the standalone selling price of the material rights, which includes the standalone selling price of the services when sold separately and the likelihood of exercise of the material rights; and (ii) estimate the period of time over which to defer and recognize the consideration allocated to the material rights. The Company utilized historical user transaction data in developing the estimates. The Company recognizes revenue related to the material rights based on the Company’s estimate of when the material rights are exercised and adjusts revenue for changes in estimates in the period of change on a cumulative catch-up basis.
Deferred Revenue
Deferred revenue consists of subscription, membership, and Connects fees collected in advance of performing the service. The Company also recognizes deferred revenue for amounts attributable to unexercised material rights related to arrangements with talent that are subject to tiered service fees.
Cost of Revenue
Cost of revenue consists primarily of the cost of payment processing fees, costs of talent to deliver services under the Company’s managed services offering, personnel-related costs for the Company’s services and support personnel, third-party hosting fees, and amortization expense associated with acquired intangibles and capitalized internal-use software. The Company defines personnel-related costs as salaries, bonuses, benefits, and stock-based compensation costs for employees, and costs related to other service providers the Company engages to provide internal services to the Company.
Research and Development
Research and development expense primarily consists of personnel-related costs. Research and development costs are expensed as incurred, except to the extent that such costs are associated with internal-use software and platform development that qualify for capitalization.
Advertising Expense
The Company expenses advertising costs as incurred. The Company incurred $90.8 million, $51.4 million, and $37.4 million in advertising expenses during the years ended December 31, 2021, 2020, and 2019, respectively.
Provision for Transaction Losses
Provision for transaction losses consists primarily of losses resulting from fraud on the work marketplace and bad debt expense associated with the Company’s trade and client receivables balance and transaction losses expense related to chargebacks. Provision for these items represents estimates of losses based on the Company’s actual historical incurred losses and other factors.
Stock-Based Compensation
The Company accounts for stock options with service- and market-based conditions, restricted stock units, which are referred to as RSUs, performance stock units, which are referred to as PSUs, and purchase rights granted under the 2018 Employee Stock Purchase Plan, which is referred to as the 2018 ESPP, to employees and directors based on their estimated fair value on the date of grant. The fair value and derived service period of stock options with market-based conditions is estimated using the Monte Carlo valuation model. The Company evaluates the assumptions used to value option awards upon each grant of stock options. The fair value of RSUs awarded to employees is based on the closing price of the Company’s common stock, as reported on The Nasdaq Global Select Market on the date of grant. The grant date fair value of PSUs is determined using the Company’s closing common stock price on the grant date multiplied by the number of PSUs that are probable of being earned as of the grant date. The fair value of purchase rights granted under the 2018 ESPP is estimated using the Black-Scholes valuation model. The model requires the Company to make a number of assumptions, including the value of the Company’s common stock, expected volatility, expected term, risk-free interest rate, and expected dividends.
Stock-based compensation expense associated with service- and market-based stock options will be recognized over the longer of the expected achievement period for the service condition and market condition. The Company generally recognizes stock-based compensation expense for RSUs on a straight-line basis over the vesting term. Stock-based compensation expense associated with PSUs is recognized over the longer of the expected achievement period for the performance condition and the service condition. Stock-based compensation for purchase rights granted under the 2018 ESPP is recognized over the offering period. The Company accounts for forfeitures as they occur.

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

Foreign Currency
The functional currency of the Company and its subsidiaries is the U.S. dollar. Transactions with users denominated in currencies other than the U.S. dollar are remeasured at the exchange rate in effect on the date of the transaction. At the end of each reporting period, monetary assets and liabilities are remeasured using exchange rates in effect at the balance sheet date. Foreign currency transaction gains and losses are included in other income, net in the consolidated statements of operations. The Company recorded net foreign currency transaction losses of $0.5 million for the year ended December 31, 2021, net foreign currency transaction losses of $0.6 million for the year ended December 31, 2020, and net foreign currency transaction gains of $0.9 million for the year ended December 31, 2019.
Comprehensive Loss
For the years ended December 31, 2021, 2020, and 2019, net unrealized losses from the Company’s marketable securities were immaterial. Comprehensive loss approximates net loss for all periods presented. Accordingly, the consolidated statements of comprehensive loss have been omitted from the consolidated financial statements.
Income Taxes
The Company accounts for income taxes in accordance with the asset and liability method. Under the asset and liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The provision for income taxes is comprised of the current tax liability and the change in deferred tax assets and liabilities. The Company establishes a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be recoverable against future taxable income.
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
Net Loss per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss is computed by adjusting net loss to reallocate undistributed earnings based on the potential impact of dilutive securities, including outstanding common stock options, RSUs, PSUs, warrants to purchase common stock, common stock issuable in connection with the 2018 ESPP, and common stock issuable in connection with the Notes. For periods in which the Company has reported net losses, diluted net loss per share is the same as basic net loss per share because dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.
Recent Accounting Pronouncements Not Yet Adopted
The Company has reviewed all recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a material impact on the Company’s consolidated financial statements.

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019—12 (Topic 740), Simplifying the Accounting for Income Taxes. This guidance simplifies accounting for income taxes by removing certain exceptions to the general principles and amending existing guidance to improve consistent application. The Company is required to adopt this guidance in the year ended December 31, 2021. The Company concluded that there was not a material impact to its consolidated financial statements as a result of the adoption.
In August 2020, the FASB issued ASU No. 2020—06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. For public companies, this guidance is effective for fiscal years beginning after December 15, 2021 and interim periods within those fiscal years. Early adoption is permitted. The Company early adopted the standard as of January 1, 2021 and applied this guidance to the Notes issued in August 2021. Refer to “Note 7—Debt” for additional information.
Note 3—Revenue
Disaggregation of Revenue
See Note 12 for the Company’s revenue disaggregated by type of service and geographic area.
Remaining Performance Obligations
As of December 31, 2021, the Company had approximately $28.4 million of remaining performance obligations. The Company’s remaining performance obligations consist of transaction price that has been allocated to unexercised material rights related to the Company’s arrangements with talent subject to tiered service fees, subscriptions, memberships, and Connects. As of December 31, 2021, the Company expects to recognize approximately $22.1 million over the next 12 months, with the remaining balance recognized thereafter.
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
Contract Balances
The following table provides information about the balances of the Company’s trade and client receivables, net of allowance and contract liabilities included in deferred revenue and other liabilities, noncurrent as of December 31, 2021 and 2020:

(In thousands)	2021	2020
Trade and client receivables, net of allowance	$66,826	$47,018
Contract liabilities
Deferred revenue	22,083	16,801
Deferred revenue (component of other liabilities, noncurrent)	6,349	4,177
During 2021, changes in the contract liabilities balances were a result of normal business activity and deferral, and subsequent recognition, of revenue related to arrangements with talent subject to tiered service fees and related allocation of transaction price to material rights.
Revenue recognized during the year ended December 31, 2021 that was included in deferred revenue as of December 31, 2020 was $15.5 million. Revenue recognized during the year ended December 31, 2020 that was included in deferred revenue as of December 31, 2019 was $13.0 million.
Note 4—Fair Value Measurements and Marketable Securities
The Company defines fair value as the exchange price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

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
The Company’s financial instruments that are carried at fair value consist of Level I and Level II assets as of December 31, 2021 and 2020. The following tables summarize the Company’s cash and available-for-sale marketable securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category reported as cash and cash equivalents or marketable securities as of December 31, 2021 and 2020:

(In thousands) December 31, 2021	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$16,596	$—	$—	$16,596	$16,596	$—
Level I
Money market funds	108,204	—	—	108,204	108,204	—
Treasury bills	89,992	1	—	89,993	15,000	74,993
U.S. government securities	94,839	—	(285)	94,554	—	94,554
Total Level I	293,035	1	(285)	292,751	123,204	169,547
Level II
Commercial paper	171,918	—	—	171,918	29,544	142,374
Corporate bonds	183,303	1	(217)	183,087	17,861	165,226
Asset-backed securities	13,749	—	(11)	13,738	—	13,738
Yankee bonds	6,693	—	(12)	6,681	—	6,681
Total Level II	375,663	1	(240)	375,424	47,405	328,019
Total	$685,294	$2	$(525)	$684,771	$187,205	$497,566

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

(In thousands) December 31, 2020	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$22,359	$—	$—	$22,359	$22,359	$—
Level I
Money market funds	65,723	—	—	65,723	65,723	—
Treasury bills	4,498	1	—	4,499	—	4,499
U.S. government securities	20,082	24	—	20,106	—	20,106
Total Level I	90,303	25	—	90,328	65,723	24,605
Level II
Commercial paper	56,964	—	—	56,964	5,999	50,965
Total Level II	56,964	—	—	56,964	5,999	50,965
Total	$169,626	$25	$—	$169,651	$94,081	$75,570
The Company did not record any impairment charges with respect to its marketable securities during the years ended December 31, 2021, 2020, and 2019.
As of December 31, 2020, the Company had debt obligations outstanding of $10.8 million under the Company’s Loan and Security Agreement, as amended, which is referred to as the Loan Agreement. As of December 31, 2020, the carrying value approximated fair value as borrowings under the Loan Agreement bore interest at variable rates, and the Company believes its credit risk quality is consistent with when the debt was originated. The Company considered the balances outstanding under the Loan Agreement to be Level II liabilities as of December 31, 2020. As of December 31, 2021, the Loan Agreement had been terminated and no amounts thereunder were outstanding. See “Note 7—Debt.”
Note 5—Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following as of December 31, 2021 and 2020:

(In thousands)	2021	2020
Computer equipment and software	$5,493	$4,819
Internal-use software and platform development costs	25,738	20,727
Leasehold improvements	11,644	14,613
Office furniture and fixtures	3,365	3,354
Total property and equipment	46,240	43,513
Less: accumulated depreciation	(24,911)	(15,374)
Property and equipment, net	$21,329	$28,139
Depreciation expense related to property and equipment was $3.7 million, $3.6 million, and $2.8 million for the years ended December 31, 2021, 2020, and 2019, respectively.
The Company capitalized $5.0 million, $8.0 million, and $6.4 million of internal-use software and platform development costs during the years ended December 31, 2021, 2020, and 2019, respectively.
Amortization expense related to the capitalized internal-use software and platform development costs was $5.9 million for the year ended December 31, 2021, of which $3.8 million was included in cost of revenue related to developed technology used on the work marketplace. Amortization expense related to the capitalized internal-use software and platform development costs was $3.9 million for the year ended December 31, 2020, of which $2.9 million was included in cost of revenue related to developed technology used on the work marketplace. Amortization expense related to the capitalized internal-use software and platform development costs was $1.2 million for the year ended December 31, 2019, of which $0.9 million was included in cost of revenue related to developed technology used on the work marketplace.

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

Intangible Assets, Net
All of the Company’s identifiable intangible assets were fully amortized as of December 31, 2021. Total amortization expense of intangible assets was $0.7 million for the year ended December 31, 2021. Total amortization expense of intangible assets was $2.7 million for each of the years ended December 31, 2020 and 2019. Amortization expense is included in general and administrative expenses. As of December 31, 2020, intangible assets, net consisted of the following:

	As of December 31, 2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	$2,293	$2,293	$—
User relationships	18,678	18,011	667
Developed technology	10,356	10,356	—
Domain names	529	529	—
Total	$31,856	$31,189	$667
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of December 31, 2021 and 2020:

(In thousands)	2021	2020
Accrued compensation and related benefits	$23,047	$14,007
Accrued vendor expenses	7,728	8,662
Operating lease liability, current	6,315	3,725
Accrued indirect taxes	4,137	3,818
Accrued payment processing fees	2,085	1,219
Accrued talent costs	1,417	1,235
Other	1,013	202
Total accrued expenses and other current liabilities	$45,742	$32,868
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

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

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
The following table summarizes the Company’s operating lease assets and lease liabilities as of December 31, 2021 and 2020:

(In thousands)
Balance Sheet Classification		2021	2020
Assets
Operating—noncurrent	Operating lease asset	$10,682	$19,729
Liabilities
Operating—current	Accrued expenses and other current liabilities	6,315	3,725
Operating—noncurrent	Operating lease liability, noncurrent	16,753	20,506
Total lease liabilities		$23,068	$24,231
For the years ended December 31, 2021, 2020, and 2019, operating lease cost, inclusive of variable lease charges, was $6.0 million, $6.0 million, and $5.9 million, respectively, and sublease income recognized was approximately $0.5 million, $0.3 million, and $0.4 million, respectively. For the years ended December 31, 2021, 2020, and 2019, charges related to operating leases that are variable, and therefore not included in the measurement of the lease liabilities, were $1.2 million, $0.7 million, and $0.6 million, respectively. For the years ended December 31, 2021, 2020, and 2019, the Company made lease payments of $6.4 million, $3.3 million, and $3.3 million, respectively.
San Francisco Sublease
In December 2021, the Company executed a sublease agreement to sublease one of the two suites the Company is currently leasing as its headquarters in San Francisco, California. The suite that was not subleased will continue to be utilized by the Company as it was prior to entering into the sublease agreement. The sublease agreement became effective in December 2021 upon receipt of the consent of the Company’s landlord. The term of the sublease commences on February 1, 2022 and expires on August 31, 2024, unless terminated earlier in accordance therewith. Rent payments begin on March 1, 2022 and approximate $0.1 million per month. Rent payments will be recorded within general and administrative expenses within the Company’s consolidated statements of operations. Neither party has the option to renew or extend the sublease agreement.
Under the sublease agreement, the Company is not relieved of its original obligation with the master lessor, which expires on August 31, 2024. The Company determined the sublease agreement is an operating lease, which is consistent with the classification of the original sublease with the landlord. As a result of the execution of the sublease agreement, the Company determined that indicators of impairment existed with respect to the asset group that consisted of the operating lease asset and related leasehold improvements associated with the suite being subleased. Accordingly, the Company conducted an impairment test to assess whether the fair value of the asset group was lower than its carrying value. The results of the impairment test indicated that the fair value of the asset group was lower than its carrying value. The Company determined the fair value of the asset group using the discounted cash flow method. The assumptions used in the discounted cash flow analysis included projected sublease income over the remaining term of the original lease with the landlord and a discount rate the Company believes reflects the level of risk associated with these future cash flows. The Company considers these assumptions to be Level III inputs in accordance with the fair value hierarchy described in “Note 4—Fair Value Measurements and Marketable Securities.”
As a result of the partial sublease of its San Francisco office, during the year ended December 31, 2021, the Company recorded an impairment charge of $1.4 million, of which $1.2 million was allocated to the operating lease asset and $0.2 million was allocated to the associated leasehold improvements. The Company recorded this impairment charge within general and administrative expenses within its consolidated statement of operations for the year ended December 31, 2021.

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

Santa Clara Sub-Sublease
In April 2021, the Company executed a sub-sublease agreement to sublease the entirety of its former headquarters in Santa Clara, California. The sub-sublease agreement became effective in May 2021 upon receipt of the consent of the Company’s landlord and master lessor. The term of the sub-sublease commenced on June 1, 2021 and expires on May 31, 2024, unless terminated earlier in accordance therewith. Rent payments begin on January 1, 2022 and approximate $0.1 million per month. Rent payments will be recorded within general and administrative expenses within the Company’s consolidated statements of operations. Neither party has the option to renew or extend the sub-sublease agreement.
Under the sub-sublease agreement, the Company is not relieved of its original obligation with the master lessor that expires on October 15, 2028. The Company determined the sub-sublease agreement is an operating lease, which is consistent with the classification of the original sublease with the master lessor. As a result of the execution of the sub-sublease agreement, the Company determined that indicators of impairment existed with respect to the asset group that consisted of the Santa Clara office operating lease asset and associated leasehold improvements, furniture and fixtures, and hardware. Accordingly, the Company conducted an impairment test to assess whether the fair value of the asset group was lower than its carrying value. The results of the impairment test indicated that the fair value of the asset group was lower than its carrying value. The Company determined the fair value of the asset group using the discounted cash flow method. The assumptions used in the discounted cash flow analysis included projected sublease income over the remaining term of the original sublease with the master lessor, expected downtime prior to the commencement of future subleases, and a discount rate the Company believes reflects the level of risk associated with these future cash flows. The Company considers these assumptions to be Level III inputs in accordance with the fair value hierarchy described in “Note 4—Fair Value Measurements and Marketable Securities.”
As a result of the sublease of its Santa Clara office, during the year ended December 31, 2021, the Company recorded an impairment charge of $7.4 million, of which $4.3 million was allocated to the Santa Clara office operating lease asset, $2.9 million was allocated to the associated leasehold improvements, and $0.2 million was allocated to the associated furniture and fixtures and hardware. The Company recorded this impairment charge within general and administrative expenses within its consolidated statement of operations for the year ended December 31, 2021.
Chicago Lease
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
As of December 31, 2021 and 2020, the Company had no material finance leases.

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

The following table shows the Company’s future lease commitments due in each of the next five years and thereafter for operating leases, which excludes amounts received in the form of sublease income discussed above:

(In thousands)
Year Ended December 31,	Leases
2022	$6,588
2023	6,776
2024	5,843
2025	2,356
2026	1,729
Thereafter	3,208
Total lease payments	26,500
Adjustment for discount to present value	(3,432)
Total	$23,068
As of and for the year ended December 31, 2021, the weighted-average remaining lease term is 4.6 years, and the weighted-average discount rate is 5.80%.
Note 6—Commitments and Contingencies
Letters of Credit
In conjunction with the Company’s operating lease agreements, as of December 31, 2021 and 2020, the Company had three irrevocable letters of credit outstanding in the aggregate amounts of $0.8 million and $1.0 million, respectively. The letters of credit are collateralized by restricted cash in the same amount. No amounts had been drawn against these letters of credit as of December 31, 2021 and 2020.
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
As of December 31, 2021 and 2020, the Company was not a party to any material legal proceedings or claims, nor is the Company aware of any pending or threatened litigation or claims, including non-income tax matters, that could reasonably be expected to have a material adverse effect on its business, operating results, cash flows, or financial condition. Accordingly, the amounts accrued for contingencies for which the Company believes a loss is probable were not material as of and for the years ended December 31, 2021 and 2020.
Indemnification
The Company has indemnification agreements with its officers, directors, and certain key employees to indemnify them while they are serving in good faith in their respective positions. In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to clients, business partners, vendors, and other parties, including, but not limited to, losses arising out of the Company’s breach of such agreements, claims related to potential data or information security breaches, intellectual property infringement claims made by third parties, and other liabilities relating to or arising from the Company’s offerings and services or its acts or omissions. In addition, subject to the terms of the applicable agreement, as part of the Company’s Upwork Enterprise and certain other premium offerings, the Company indemnifies clients that subscribe to worker classification services for losses arising from worker misclassification. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the facts and circumstances involved in each particular provision.

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

Note 7—Debt
The following table presents the carrying value of the Company’s debt obligations as of December 31, 2021 and 2020:

(In thousands)	2021	2020
Convertible senior notes—interest accrues from August 2021 and will be payable semiannually in arrears on February 15 and August 15 of each year, beginning February 2022, maturing August 2026; interest at 0.25% per annum	$575,000	$—
First term loan—18 months of interest-only payments ended in March 2019 followed by 36 equal monthly installments of principal plus interest, maturing March 2022; interest at prime plus 0.25% per annum	—	6,250
Second term loan—17 months of interest-only payments ended in March 2019 followed by 42 equal monthly installments of principal plus interest, maturing September 2022; interest at prime plus 0.25% per annum	—	4,500
Total debt	575,000	10,750
Less: Unamortized debt issuance costs	(13,701)	(27)
Balance	561,299	10,723
Debt, current	—	(7,581)
Debt, noncurrent	$561,299	$3,142
Weighted-average interest rate	0.76%	5.64%
Term and Revolving Loans
The Loan Agreement, which was subsequently amended in November 2017, September 2018, March 2019, and August 2020, was terminated in August 2021. Under the Loan Agreement, the aggregate amount of the facility was up to $49.0 million, consisting of a term loan in the original principal amount of $15.0 million, which is referred to as the First Term Loan, a term loan in the original principal amount of $9.0 million, which is referred to as the Second Term Loan and, together with the First Term Loan, as the Term Loans, and a revolving line of credit, which permitted borrowings of up to $25.0 million subject to customary conditions.
In August 2021, the Company entered into an agreement, which is referred to as the Payoff Agreement, with its lender to fully repay the remaining outstanding principal amounts plus accrued and unpaid interest outstanding under its Term Loans and terminate the Loan Agreement. There were no amounts outstanding under the Company’s revolving line of credit as of the date of termination. Pursuant to the Payoff Agreement, the full repayment of the Term Loans amounted to $5.8 million, and as of August 5, 2021, the Loan Agreement, including the Term Loans and revolving line of credit, was terminated. As of December 31, 2021, no amounts remained outstanding under the Loan Agreement. The Company was in compliance with its covenants under the Loan Agreement as of August 5, 2021 and December 31, 2020.
During the year ended December 31, 2021, the Company repaid $6.3 million and $4.5 million related to the First Term Loan and the Second Term Loan, respectively. During the year ended December 31, 2020, the Company repaid $5.0 million and $2.6 million related to the First Term Loan and the Second Term Loan, respectively. Amortization expense related to the debt discount was immaterial for the years ended December 31, 2021, 2020, and 2019.
Convertible Senior Notes Due 2026
On August 10, 2021, the Company issued, at par value, $575.0 million aggregate principal amount of 0.25% convertible senior notes due 2026. The issuance included the full exercise of an option granted by the Company to the initial purchasers of the Notes to purchase an additional $75.0 million aggregate principal amount of Notes. The Notes were issued pursuant to and are subject to the terms and conditions of an indenture, which is referred to as the Indenture, between the Company and Wells Fargo Bank, National Association, as trustee. The Notes were offered and sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.
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

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

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
The net proceeds from the issuance of the Notes were approximately $560.1 million, after deducting debt issuance costs. The total debt issuance costs incurred and recorded by the Company amounted to $14.9 million, which were recorded as a reduction to the face amount of the Notes and will be amortized to interest expense on a straight-line basis, which produces a materially consistent amount as the effective interest method over the contractual term of the Notes.
For the year ended December 31, 2021, interest expense was $0.6 million and amortization of the issuance costs was $1.1 million related to the Notes. As of December 31, 2021, the if-converted value of the Notes did not exceed the outstanding principal amount. As of December 31, 2021, the total estimated fair value of the Notes was $538.3 million and was determined based on a market approach using actual bids and offers of the Notes in an

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

over-the-counter market on the last trading day of the period. The Company considers these assumptions to be Level II inputs in accordance with the fair value hierarchy described in “Note 4—Fair Value Measurements and Marketable Securities.”
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
Note 8—Preferred and Common Stock
Preferred Stock
As of December 31, 2021 and 2020, the Company was authorized to issue up to 10,000,000 shares of undesignated preferred stock, $0.0001 par value per share. The Company did not have any outstanding shares of preferred stock as of December 31, 2021 and 2020.
Common Stock
Holders of common stock are entitled to one vote per share and are entitled to receive dividends, if any, on a pro rata basis whenever funds are legally available and when, as, and if declared by the Company’s board of directors.

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

As of December 31, 2021 and 2020, the Company was authorized to issue 490,000,000 shares of common stock. As of December 31, 2021 and 2020, the Company had reserved shares of common stock for future issuance as follows:

	2021	2020
Options issued and outstanding	4,264,068	4,858,590
RSUs and PSUs issued and outstanding	4,583,823	5,568,225
Warrant to purchase common stock	350,000	400,000
Remaining shares reserved for future issuances under 2018 Equity Incentive Plan	22,250,297	18,332,765
Remaining shares reserved for future issuances under 2018 Employee Stock Purchase Plan	3,033,401	2,419,154
Common stock issuable in connection with convertible senior notes	8,701,935	—
Total	43,183,524	31,578,734
Common Stock Warrant
In 2018, the Company established The Upwork Foundation initiative. The program includes a donor-advised fund created through the Tides Foundation. In 2018, the Company issued a warrant to purchase 500,000 shares of its common stock at an exercise price of $0.01 per share to the Tides Foundation. The vesting and exercisability provisions of the warrant became effective upon the Company’s initial public offering, which is referred to as the IPO, in October 2018. This warrant is exercisable as to 1/10th of the shares on each anniversary of the IPO, with proceeds from the sale of such shares to be donated in accordance with the Company’s directive.
In each of 2019, 2020, and 2021 this warrant was exercised as to all 50,000 of the then-vested and exercisable shares. In lieu of a cash payment, the holder of the warrant surrendered shares of common stock to cover the exercise price. For the years ended December 31, 2021, 2020, and 2019, the Company recorded $0.8 million, $0.8 million, and $0.7 million, respectively, of expense related to this warrant, which is included in general and administrative expense in the Company’s consolidated statement of operations.
Note 9—Stock-Based Compensation
Equity Incentive Plans
2014 Equity Incentive Plan
In 2014, the Company’s board of directors and stockholders each adopted the 2014 Equity Incentive Plan, which is referred to as the 2014 EIP. The total number of shares of common stock reserved and available for grant and issuance pursuant to such plan was originally 12,462,985 plus (i) shares that were then subject to outstanding option grants under the oDesk Corporation 2004 Stock Plan, the Elance 1999 Stock Option Plan, and the Elance 2009 Stock Option Plan, which are referred to collectively as the Prior Plans, but subsequently ceased to be subject to an award for any reason other than exercise of a stock option, (ii) shares that had been reserved but not subject to any outstanding awards under the Prior Plans and (iii) shares issued under the Prior Plans that were repurchased, forfeited, or used to pay employee withholding or exercise price obligations. Under the terms of the 2014 EIP, incentive stock options may be granted at prices not less than 100% of the fair value of the Company’s common stock on the date of grant unless determined in writing by the Company’s board of directors. The options granted under the 2014 EIP generally vest over a four-year period from the original date of grant and expire ten years from the original grant date.
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

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

Pursuant to the terms of the 2018 EIP, the number of shares available for grant was increased by 6,239,761 shares in January 2021.
Option Awards
The fair value of options with service- and performance-based conditions is determined using the Black-Scholes valuation model as of the grant date using the following assumptions:
Dividend Yield—The dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to do so.
Expected Term—The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. For awards containing only service conditions, the Company determines the expected term using the simplified method as the Company did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior at the time of grant. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options. For performance-based awards, the Company uses relevant data, including past exercise patterns, if available, to determine the expected term.
Risk-Free Interest Rate—The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the option’s expected term.
Expected Volatility—Since the Company did not have a sufficient trading history of its common stock at the time of grant, the expected volatility is derived from the average historical stock volatilities of several unrelated public companies within the Company’s industry that the Company considers to be comparable to its business over a period equivalent to the expected term of the stock option grants.
Fair Value of Common Stock—Given the absence of a public trading market prior to the IPO, the Company’s board of directors considered numerous objective and subjective factors to determine the fair value of its common stock at each grant date. These factors included, but were not limited to: (i) independent contemporaneous third-party valuations of common stock; (ii) the prices for the Company’s redeemable convertible preferred stock sold to outside investors; (iii) the rights and preferences of redeemable convertible preferred stock relative to common stock; (iv) the lack of marketability of its common stock; (v) developments in the business; and (vi) the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company, given prevailing market conditions. Subsequent to the IPO, the fair value of common stock is based on the closing price of the Company’s common stock, as reported on The Nasdaq Global Select Market on the date of grant.
The following table summarizes activity under the Company’s stock option plans:

	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2020	4,858,590	$3.83	5.80	$149,046
Granted	1,500,000	38.80
Exercised	(2,035,709)	3.53
Forfeited and canceled	(58,813)	4.42
Balances at December 31, 2021	4,264,068	16.29	6.37	76,025
Vested and exercisable as of December 31, 2021	2,542,329	4.02	4.80	76,626
Vested and expected to vest as of December 31, 2021	4,264,068	16.29	6.37	76,025

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

In 2021, the compensation committee of the Company’s board of directors approved a stock option grant, which is referred to as the CEO Award, exercisable for up to 1,500,000 shares of the Company’s common stock to Hayden Brown, the Company’s President and Chief Executive Officer, under the 2018 EIP. The CEO Award is subject to a service-based vesting requirement, which is referred to as the Service Condition, and a performance-based vesting requirement, which is referred to as the Market Condition. In order for any shares subject to the CEO Award to be exercisable, both the Service Condition and the Market Condition must be satisfied with respect to such shares. The CEO Award vests with respect to the Service Condition in sixteen equal quarterly installments following the grant date, subject to Ms. Brown’s continuous service to the Company as Chief Executive Officer, Executive Chairperson, or any C-level officer position. The CEO Award vests with respect to the Market Condition upon the achievement of certain volume weighted-average common stock price targets measured over any consecutive 90-day period between the grant date and April 18, 2026. The 90-day volume weighted-average common stock price targets, and the number of shares of the CEO Award that become vested with respect to the Market Condition upon the achievement of each such target, are reflected in the following table:

Stock Price	Number of Shares Vested
$60	100,000
$70	200,000
$80	300,000
$90	400,000
$100	500,000
Stock-based compensation expense associated with the CEO Award will be recognized over the longer of the expected achievement period for the Market Condition and the Service Condition. The Market Condition period and the valuation of each tranche of the CEO Award were determined using a Monte Carlo simulation. In the event the Market Condition is met prior to the expected achievement period, any then-unrecognized compensation expense associated with the shares that have vested with respect to both the Market Condition and the Service Condition will be recognized immediately in the Company’s consolidated statements of operations. For the year ended December 31, 2021, the Company recorded stock-based compensation expense of $11.3 million related to the CEO Award. Stock-based compensation expense for the CEO Award is recorded as a component of general and administrative expense in the Company’s consolidated statement of operations.
The Company estimated the fair value of the CEO Award using a Monte Carlo simulation. The Company estimates the expected term based on a future exercise assumption. The weighted-average derived service period for the CEO Award is 2.1 years. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes. The expected volatility is derived from the average historical stock volatility of the Company over a period equivalent to the expected term of the CEO Award. The following assumptions were used to estimate the fair value of the CEO Award:

Dividend yield	—%
Risk-free interest rates	1.7%
Expected volatility	65%
In 2019, the Company entered into a transition agreement, which is referred to as the Transition Agreement, with Stephane Kasriel pursuant to which Mr. Kasriel tendered his resignation as the Company’s President and Chief Executive Officer effective as of December 31, 2019. As a result, for the year ended December 31, 2019, the Company recorded $3.5 million of additional stock-based compensation expense related to the Transition Agreement.
The fair values of the awards modified by the Transition Agreement were estimated using the Black-Scholes valuation model with the following assumptions:

Dividend yield	—%
Expected term (in years)	0.3 - 1.3
Risk-free interest rates	1.5% - 1.6%
Expected volatility	38% - 39%
For the years ended December 31, 2021, 2020, and 2019, the intrinsic value of options exercised was $88.9 million, $124.1 million, and $73.0 million, respectively. The aggregate intrinsic value represents the difference between the

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

exercise price of the options and the closing price of the Company’s common stock on The Nasdaq Global Select Market on the day prior to the date of exercise.
For the year ended December 31, 2021, the weighted-average grant-date fair value of options granted was $19.19. The Company did not grant any stock option awards during the years ended December 31, 2020 and 2019. As of December 31, 2021, total unrecognized stock-based compensation cost was $17.9 million, which is expected to be generally recognized on a straight-line basis over a weighted-average period of 1.8 years.
RSU and PSU Awards
The fair value of RSUs awarded to employees is based on the closing price of the Company’s common stock, as reported on The Nasdaq Global Select Market on the date of grant.
The following table summarizes the RSU and PSU activity and related information under the 2018 EIP:

	Number Outstanding	Weighted-Average Grant Date Fair Value
Unvested balance - January 1, 2021	5,568,225	$12.20
Granted	2,075,311	51.53
Vested	(1,865,444)	16.37
Forfeited/canceled	(1,194,269)	16.42
Unvested balance - December 31, 2021	4,583,823	$26.86
In 2021, the compensation committee of the Company’s board of directors approved PSU grants to certain members of the Company’s leadership team under the 2018 EIP. The number of PSUs that were earned by the recipients, which are referred to as Earned PSUs, was determined based on the Company’s revenue achievement during the year ended December 31, 2021, which is referred to as the PSU Performance Condition. The Earned PSUs are subject to a time-based vesting requirement conditioned on the recipient of the PSU Award continuing to provide service to the Company for four years from the PSU Grant Date, which is referred to as the PSU Service Condition. The Earned PSUs will vest with respect to 25% of the Earned PSUs on the one-year anniversary of the PSU Grant Date and 1/16th of the Earned PSUs on a quarterly basis thereafter.
Stock-based compensation expense associated with the PSU Awards is a component of operating expenses in the Company’s consolidated statements of operations and will be recognized over the longer of the expected achievement period for the PSU Performance Condition and the PSU Service Condition. The grant date fair value of the PSU Awards was determined using the Company’s closing common stock price on the PSU Grant Date multiplied by the number of PSUs that were probable of being earned on the PSU Grant Date. At each interim reporting date prior to the date on which the compensation committee of the Company’s board of directors certifies the PSU Performance Condition, the number of PSUs that are probable of being earned is reassessed and any changes are reflected in the total stock-based compensation expense associated with the PSU Awards.
For the year ended December 31, 2021, the weighted-average grant-date fair value of PSUs granted was $56.42. During the year ended December 31, 2021, the Company recorded stock-based compensation expense of $3.4 million related to the PSUs. As of December 31, 2021, unrecognized stock-based compensation cost was $3.4 million, which is expected to be recognized over a weighted-average period of 1.8 years.
For the years ended December 31, 2021, 2020, and 2019, the weighted-average grant-date fair value of RSUs granted was $51.37, $10.96, and $16.15, respectively. For the years ended December 31, 2021, 2020, and 2019, the fair value of RSUs vested was $30.5 million, $20.3 million, and $2.6 million, respectively. As of December 31, 2021, there was $108.1 million of unrecognized stock-based compensation expense related to outstanding RSUs to employees that is expected to be recognized over a weighted-average period of 3.1 years.
2018 Employee Stock Purchase Plan
In 2018, the Company’s board of directors and stockholders each adopted the 2018 ESPP. A total of 1,700,000 shares of common stock was initially reserved for issuance under the 2018 ESPP. On January 1 of each year, shares available for issuance are increased based on the provisions of the 2018 ESPP. The 2018 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount of up to 15% through payroll deductions of their eligible compensation, subject to any plan limitations. Except for the initial offering period, the 2018 ESPP provides for 24-month offering periods beginning November 15 and May 15 of each year, and each

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

offering period consists of four 6-month purchase periods. Pursuant to the terms of the 2018 ESPP, in January 2021, the number of shares of common stock available for issuance was increased by 998,361 shares.
For the years ended December 31, 2021, 2020, and 2019, the assumptions used to determine the fair value of the shares to be awarded was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	2021	2020	2019
Dividend yield	—%	—%	—%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rates	—% - 0.5%	0.1% - 0.2%	1.5% - 2.4%
Expected volatility	60% - 76%	50% - 82%	38%
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
Additionally, in the event the fair market value of the Company’s common stock on the first day of a subsequent offering period is less than the fair market value of the Company’s common stock on the offering date of the current offering period, the offering period resets, and the new lower price becomes the new offering price for a new 24 month offering period. During the year ended December 31, 2021, the Company issued 384,114 shares of common stock under the 2018 ESPP.
As of December 31, 2021, there was $5.8 million of unrecognized stock-based compensation expense that is expected to be recognized over the remaining term of the respective offering periods.
Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2021, 2020, and 2019:

(In thousands)	2021	2020	2019
Cost of revenue	$794	$779	$456
Research and development	16,232	9,783	6,471
Sales and marketing	5,923	4,440	2,609
General and administrative	30,643	10,506	9,262
Total	$53,592	$25,508	$18,798
Stock-Based Compensation to Employees
Stock-based compensation expense related to employees for the year ended December 31, 2021 was $12.7 million, $38.8 million, and $2.2 million related to stock option grants, RSU and PSU grants, and the 2018 ESPP, respectively. Stock-based compensation expense related to employees for the year ended December 31, 2020 was $2.5 million, $20.0 million, and $3.2 million related to stock option grants, RSU grants, and the 2018 ESPP, respectively. Stock-based compensation expense related to employees for the year ended December 31, 2019 was $8.5 million, $7.9 million, and $2.6 million related to stock option grants, RSUs, and the 2018 ESPP, respectively.

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

Note 10—Net Loss per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share for the years ended December 31, 2021, 2020, and 2019:

(In thousands, except share and per share data)	2021	2020	2019
Numerator:
Net loss	$(56,240)	$(22,867)	$(16,659)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	127,163,591	118,698,567	109,814,604
Net loss per share, basic and diluted	$(0.44)	$(0.19)	$(0.15)
For the years ended December 31, 2021, 2020, and 2019, the following potentially dilutive shares were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	2021	2020	2019
Options to purchase common stock	4,264,068	4,858,590	15,140,579
Common stock issuable upon exercise of common stock warrants	350,000	400,000	450,000
Common stock issuable upon vesting of RSUs and PSUs	4,583,823	5,568,225	2,503,182
Common stock issuable in connection with employee stock purchase plan	329,650	540,580	1,651,263
Common stock issuable in connection with convertible senior notes	8,701,935	—	—
Total	18,229,476	11,367,395	19,745,024
Note 11—Income Taxes
For the years ended December 31, 2021, 2020, and 2019, the loss before income taxes consisted of the following:

(In thousands)	2021	2020	2019
Domestic	$(56,165)	$(22,748)	$(16,658)
Foreign	47	31	27
Total loss before income taxes	$(56,118)	$(22,717)	$(16,631)
For the years ended December 31, 2021, 2020, and 2019, the components of the income tax provision were as follows:

(In thousands)	2021	2020	2019
Current:
Federal	$—	$(19)	$—
State	(120)	(127)	(26)
Foreign	(2)	(4)	(2)
Total current	$(122)	$(150)	$(28)
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total deferred	$—	$—	$—
Total income tax benefit (provision)	$(122)	$(150)	$(28)
The Company had an effective tax rate of (0.21)%, (0.66)%, and (0.17)% for the years ended December 31, 2021, 2020, and 2019, respectively. The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2021, 2020, and 2019 were as follows:

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

	2021	2020	2019
Tax at federal statutory rate	21.00%	21.00%	21.00%
State tax, net of federal benefit	(0.19)	(0.49)	(0.27)
Stock-based compensation	44.13	94.02	51.45
Other items	(0.16)	(0.59)	(4.34)
Research and development credits	7.04	9.74	13.74
Net operating loss expiration	(8.08)	(14.00)	(18.33)
Change in valuation allowance	(63.95)	(110.34)	(63.42)
Effective tax rate	(0.21)%	(0.66)%	(0.17)%
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2021 and 2020, the significant components of the Company’s deferred tax assets and liabilities were as follows:

(In thousands)	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$100,836	$77,230
Stock-based compensation	5,617	230
Operating lease liability	5,296	5,555
Non-deductible accrued expenses, reserves and other	7,259	4,903
Research and development credits	17,044	11,352
Gross deferred tax assets	136,052	99,270
Valuation allowance	(132,162)	(92,390)
Total deferred tax assets	3,890	6,880
Deferred tax liabilities:
Acquired intangible assets	—	(89)
Operating lease asset	(2,452)	(4,523)
Debt issuance cost	(75)	—
Depreciation and amortization	(1,363)	(2,268)
Total deferred tax liabilities	(3,890)	(6,880)
Net deferred tax assets	$—	$—
The change in valuation allowance for deferred tax assets was as follows for the periods presented:

(In thousands) Year Ended December 31,	Balance at Beginning of Year	Additions Charged to Costs & Expenses	Additions Charged to Other Accounts	Deductions	Balance at End of Year
2021	$92,390	$39,772	$—	$—	$132,162
2020	63,542	28,848	—	—	92,390
2019	49,439	14,103	—	—	63,542
The Company records a full valuation allowance of $132.2 million and $92.4 million as of December 31, 2021 and 2020, respectively, against its net deferred tax assets. The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the history of losses the Company has generated in the past, the Company believes that it is not more likely than not that all of the deferred tax assets can be realized as of December 31, 2021. Accordingly, the Company has recorded a full valuation allowance on its deferred tax assets.
The Company has federal net operating loss, which is referred to as NOL, carryforwards of approximately $444.6 million and $343.1 million as of December 31, 2021 and 2020, respectively. The federal NOLs generated in the

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

years ended December 31, 2001 through 2017 began to expire in 2021, including $21.6 million that expired in 2021 and $23.0 million that will expire in 2022. NOLs originating before January 1, 2018, are eligible to offset taxable income, if not otherwise limited under Internal Revenue Code, which is referred to as IRC, §382 limitations. NOLs generated after December 31, 2017, have an infinite carryforward period and subject to 80% deduction limitation based upon pre-NOL deduction taxable income. The Company has California NOL carryforwards of approximately $90.4 million and $72.9 million as of December 31, 2021 and 2020, respectively. California NOLs generated in the years ended December 31, 2008 through 2018 will begin to expire in 2028. California NOLs generated before 2008 have expired in accordance the California Revenue Taxation Code and related regulations.
The Company has federal research and development credits, which are referred to as Credits, of approximately $19.1 million and $12.0 million as of December 31, 2021 and 2020, respectively. In 2021, $0.1 million of federal research and development credits expired and the remaining carryforward is subject to expiration through 2041. The Company has California Credits of approximately $13.6 million and $13.1 million as of December 31, 2021 and 2020, respectively. California Credits have an infinite carryforward period.
Utilization of the NOL and Credit carryforwards that were generated prior to January 1, 2018 may be subject to a substantial annual limitation due to ownership changes that may have occurred or that could occur in the future, as required by IRC §382 and §383, as well as similar state provisions.
Uncertain Tax Positions
As of December 31, 2021, the Company’s total amount of unrecognized tax benefits was $15.4 million, none of which would impact the Company’s effective tax rate, if recognized.
For the years ended December 31, 2021, 2020, and 2019, the activity related to the unrecognized tax benefits were as follows:

(In thousands)	2021	2020	2019
Gross unrecognized tax benefits—beginning balance	$13,338	$12,782	$10,973
Increase related to tax positions taken during prior year	697	131	—
Decrease related to tax positions taken during prior year	(148)	—	(164)
Increase related to tax positions taken during current year	1,635	608	1,973
Decrease related to expiration of unrecognized tax benefit	(131)	(183)	—
Gross unrecognized tax benefits—ending balance	$15,391	$13,338	$12,782
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the provision for income taxes in the period that such determination is made. As of December 31, 2021, the Company did not currently recognize any penalties or interest charges relating to uncertain tax positions. The Company does not anticipate the recorded reserves to change significantly in the next 12 months.
The Company is subject to taxation in the United States and various other state and foreign jurisdictions. Due to certain tax attribute carryforwards, the tax years 2001 to 2021 remain open to examination by the major taxing jurisdictions in which the Company is subject to tax. As of December 31, 2021, the Company was not under examination by the Internal Revenue Service or any state or foreign tax jurisdiction.
Note 12—Segment and Geographical Information
The Company operates as one operating and reportable segment for purposes of allocating resources and evaluating financial performance.
The following table sets forth total revenue by type of service for the years ended December 31, 2021, 2020, and 2019:

(In thousands)	2021	2020	2019
Marketplace
Basic, Plus, and other	$427,476	$317,942	$253,099
Enterprise	34,864	20,210	15,185
Managed services	40,457	35,476	32,278
Total	$502,797	$373,628	$300,562

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

The Company generates its revenue from talent and clients. The following table sets forth total revenue by geographic area based on the billing address of its talent and clients for the years ended December 31, 2021, 2020, and 2019:

(In thousands)	2021	2020	2019
Talent:
United States	$74,890	$60,861	$50,154
India	42,277	33,109	27,369
Philippines	32,918	22,924	19,660
Rest of world	146,894	109,805	90,259
Total talent	296,979	226,699	187,442
Clients:
United States	153,003	107,359	87,241
Rest of world	52,815	39,570	25,879
Total clients	205,818	146,929	113,120
Total	$502,797	$373,628	$300,562
Substantially all of the Company’s long-lived assets were located in the United States as of December 31, 2021 and 2020.
Note 13—401(k) Plan
The Company offers the Upwork Retirement Savings Plan, which is referred to as the Retirement Plan, a defined contribution plan that allows employees to contribute a portion of their salary, subject to the annual limits. Under the Retirement Plan, eligible employees may defer a portion of their pretax salaries, but not more than the statutory limits. The Retirement Plan provides for a discretionary employer cash matching contribution. The Company makes matching cash contributions equal to 50% of each dollar contributed, subject to a maximum contribution of $5,000 annually per participant. The Company’s total expense for the matching contributions was $2.5 million, $2.5 million, and $2.0 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, as of December 31, 2021. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.
Management’s Report on Internal Control Over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2021. This report appears on page 70.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders, which we refer to as the Proxy Statement, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021, and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2021, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2021, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2021, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2021, and is incorporated herein by reference.

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
(3) Exhibits.
Exhibit Index

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation.	10-Q	001-38678	3.1	November 8, 2018
3.2	Amended and Restated Bylaws.	8-K	001-38678	3.1	December 22, 2020
4.1	Form of Common Stock Certificate.	S-1	333-227207	4.1	September 6, 2018
4.2	Amended and Restated Investors’ Rights Agreement, dated August 19, 2014, by and among Upwork and certain security holders of Upwork, as amended.	S-1	333-227207	4.2	September 6, 2018
4.3	Warrant, dated May 1, 2018, by and between Upwork and Tides Foundation.	S-1	333-227207	4.4	September 6, 2018
4.4	Description of Securities Registered Under Section 12 of the Exchange Act.					X
4.5	Indenture, dated as of August 10, 2021, between Upwork Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-38678	4.1	August 10, 2021
4.6	Form of 0.25% Convertible Senior Notes due 2026 (included in Exhibit 4.5).	8-K	001-38678	4.2	August 10, 2021
10.1*	Form of Indemnification Agreement by and between Upwork and each of its directors and executive officers.	S-1	333-227207	10.1	September 6, 2018
10.2*	oDesk 2004 Stock Plan, as amended, and forms of equity agreements thereunder.	S-1	333-227207	10.2	September 6, 2018
10.3*	2014 Equity Incentive Plan, as amended, and forms of equity agreements thereunder.	S-1	333-227207	10.3	September 6, 2018
10.4*	2018 Equity Incentive Plan and forms of award agreements thereunder.	S-1	333-227207	10.4	September 6, 2018
10.5*	2018 Employee Stock Purchase Plan and enrollment forms thereunder.	S-1	333-227207	10.5	September 6, 2018
10.6*	Offer Letter, dated February 25, 2015, by and between Upwork and Elizabeth Nelson.	S-1	333-227207	10.13	September 6, 2018
10.7*	Offer Letter, dated August 3, 2018, by and between Upwork and Gary Steele.	S-1	333-227207	10.16	September 6, 2018
10.8*	Upwork Performance Bonus Plan.	10-Q	001-38678	10.2	May 8, 2019
10.9*	Offer Letter, dated June 17, 2019 by and between Upwork and Leela Srinivasan.	10-Q	001-38678	10.2	August 7, 2019
10.10*	Change in Control and Severance Agreement, dated December 8, 2019, by and between Upwork and Hayden Brown.	10-K	001-38678	10.8	March 2, 2020
10.11*	Amended and Restated Offer Letter, dated December 8, 2019, by and between Upwork and Hayden Brown.	10-K	001-38678	10.11	March 2, 2020
10.12*	Change in Control and Severance Agreement, dated May 29, 2018, by and between Upwork and Randoll Eric Gilpin.	10-Q	001-38678	10.1	August 4, 2020
10.13*	Amended and Restated Offer Letter, dated May 29, 2018, by and between Upwork and Randoll Eric Gilpin.	10-Q	001-38678	10.2	August 4, 2020
10.14*	Offer Letter, dated July 10, 2020, by and between Upwork Inc. and Jeff McCombs.	10-Q	001-38678	10.1	November 4, 2020
10.15*	Change in Control and Severance Agreement, dated August 4, 2020, by and between Upwork Inc. and Jeff McCombs.	10-Q	001-38678	10.2	November 4, 2020

10.16*	Offer Letter, dated October 13, 2020, by and between Upwork Inc. and Anilu Vazquez-Ubarri.	10-K	001-38678	10.21	February 24, 2021
10.17*	Stock Option Agreement, dated January 18, 2021, by and between Upwork Inc. and Hayden Brown.	10-Q	001-38678	10.1	May 4, 2021
10.18	Form of Capped Call Transaction Confirmation.	8-K	001-38678	10.1	August 10, 2021
10.19	Lease Agreement, dated May 14, 2014, by and between Upwork and CLPF, as amended.					X
21.1	List of Subsidiaries.					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature page to Annual Report).					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 is formatted in Inline XBRL.					X
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

Upwork Inc.
Date: February 15, 2022	By:	/s/ Hayden Brown
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

Signature	Title	Date

/s/ Hayden Brown	President, Chief Executive Officer, and Director	February 15, 2022
Hayden Brown	(Principal Executive Officer)

/s/ Jeff McCombs	Chief Financial Officer	February 15, 2022
Jeff McCombs	(Principal Financial and Accounting Officer)

/s/ Gregory C. Gretsch	Director	February 15, 2022
Gregory C. Gretsch

/s/ Kevin Harvey	Director	February 15, 2022
Kevin Harvey

/s/ Thomas Layton	Director	February 15, 2022
Thomas Layton

/s/ Elizabeth Nelson	Director	February 15, 2022
Elizabeth Nelson

/s/ Leela Srinivasan	Director	February 15, 2022
Leela Srinivasan

/s/ Gary Steele	Director	February 15, 2022
Gary Steele

/s/ Anilu Vazquez-Ubarri	Director	February 15, 2022
Anilu Vazquez-Ubarri