Form 10-Q
period 2022-03-31
UPWORK, INC
filed 2022-04-27
CIK 1627475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of March 31, 2022, there were 129,651,218 shares of the registrant’s common stock outstanding.

Unless otherwise expressly stated or the context otherwise requires, references in this Quarterly Report on Form 10-Q, which we refer to as this Quarterly Report, to “Upwork,” “Company,” “our,” “us,” and “we” and similar references refer to Upwork Inc. and its wholly-owned subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. All statements contained in this Quarterly Report, other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, potential growth or growth prospects, active clients, future research and development, sales and marketing and general and administrative expenses, provision for transaction losses, our objectives for future operations, potential impacts of the ongoing COVID-19 pandemic, potential impacts of Russia’s invasion of Ukraine and our decision to suspend our business operations in Russia and Belarus, or expectations regarding actions we may take in response to the pandemic or to the war in Ukraine, are forward-looking statements. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements.
We have based these forward-looking statements largely on our current expectations and projections as of the date of this filing about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report and the impact of the ongoing COVID-19 pandemic and ongoing Russian war against Ukraine. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report and in other documents we file from time to time with the Securities and Exchange Commission, which we refer to as the SEC, that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
UPWORK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share data)	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$121,174	$187,205
Marketable securities	551,781	497,566
Funds held in escrow, including funds in transit	196,379	160,813
Trade and client receivables – net of allowance of $4,031 and $3,410 as of March 31, 2022 and December 31, 2021, respectively	62,048	66,826
Prepaid expenses and other current assets	18,152	17,243
Total current assets	949,534	929,653
Property and equipment, net	20,930	21,329
Goodwill	118,219	118,219
Operating lease asset	9,930	10,682
Other assets, noncurrent	1,663	1,178
Total assets	$1,100,276	$1,081,061
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,327	$4,996
Escrow funds payable	196,379	160,813
Accrued expenses and other current liabilities	33,033	45,742
Deferred revenue	23,548	22,083
Total current liabilities	263,287	233,634
Debt, noncurrent	562,040	561,299
Operating lease liability, noncurrent	15,412	16,753
Other liabilities, noncurrent	10,188	9,858
Total liabilities	850,927	821,544
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.0001 par value; 490,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 129,651,218 and 129,130,478 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	13	13
Additional paid-in capital	528,516	511,096
Accumulated other comprehensive loss	(3,378)	(528)
Accumulated deficit	(275,802)	(251,064)
Total stockholders’ equity	249,349	259,517
Total liabilities and stockholders’ equity	$1,100,276	$1,081,061
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2022	2021
Revenue	$141,337	$113,619
Cost of revenue	37,916	30,441
Gross profit	103,421	83,178
Operating expenses
Research and development	38,161	26,613
Sales and marketing	57,642	39,604
General and administrative	29,141	23,531
Provision for transaction losses	2,129	1,127
Total operating expenses	127,073	90,875
Loss from operations	(23,652)	(7,697)
Interest expense	1,125	199
Other income, net	(68)	(78)
Loss before income taxes	(24,709)	(7,818)
Income tax provision	(29)	(17)
Net loss	$(24,738)	$(7,835)

Net loss per share, basic and diluted	$(0.19)	$(0.06)
Weighted-average shares used to compute net loss per share, basic and diluted	129,359	125,279

Other comprehensive loss, net of tax:
Net unrealized holding loss on marketable securities, net	$(2,850)	$(23)
Total comprehensive loss	(27,588)	(7,858)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended March 31, 2022	Shares	Amount
Balances as of December 31, 2021	129,130,478	$13	$511,096	$(528)	$(251,064)	$259,517
Issuance of common stock upon exercise of stock options	124,094	—	488	—	—	488
Stock-based compensation expense	—	—	16,744	—	—	16,744
Issuance of common stock for settlement of RSUs	396,646	—	—	—	—	—
Tides Foundation common stock warrant expense	—	—	188	—	—	188
Unrealized loss on marketable securities	—	—	—	(2,850)	—	(2,850)
Net loss	—	—	—	—	(24,738)	(24,738)
Balances as of March 31, 2022	129,651,218	$13	$528,516	$(3,378)	$(275,802)	$249,349

(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended March 31, 2021	Shares	Amount
Balances as of December 31, 2020	124,795,222	$12	$494,103	$19	$(194,824)	$299,310
Issuance of common stock upon exercise of stock options	748,396	1	2,596	—	—	2,597
Stock-based compensation expense	—	—	11,264	—	—	11,264
Issuance of common stock for settlement of RSUs	418,489	—	—	—	—	—
Tides Foundation common stock warrant expense	—	—	188	—	—	188
Unrealized loss on marketable securities	—	—	—	(23)	—	(23)
Net loss	—	—	—	—	(7,835)	(7,835)
Balances as of March 31, 2021	125,962,107	$13	$508,151	$(4)	$(202,659)	$305,501
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,738)	$(7,835)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for transaction losses	1,919	901
Depreciation and amortization	2,009	3,194
Amortization of debt issuance costs	740	19
Amortization of premium of purchases of marketable securities, net	537	10
Amortization of operating lease asset	751	911
Tides Foundation common stock warrant expense	188	188
Stock-based compensation expense	16,735	11,226
Changes in operating assets and liabilities:
Trade and client receivables	2,990	(5,584)
Prepaid expenses and other assets	(1,394)	(1,542)
Operating lease liability	(1,292)	(401)
Accounts payable	1,150	5,540
Accrued expenses and other liabilities	(12,734)	(6,291)
Deferred revenue	1,663	1,540
Net cash provided by (used in) operating activities	(11,476)	1,876
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(160,251)	(20,976)
Proceeds from maturities of marketable securities	106,634	31,000
Purchases of property and equipment	(193)	(70)
Internal-use software and platform development costs	(1,233)	(2,298)
Net cash provided by (used in) investing activities	(55,043)	7,656
CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in escrow funds payable	35,566	26,360
Proceeds from exercises of stock options	488	2,597
Repayment of debt	—	(1,893)
Net cash provided by financing activities	36,054	27,064
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(30,465)	36,596
Cash, cash equivalents, and restricted cash—beginning of period	352,058	232,463
Cash, cash equivalents, and restricted cash—end of period	$321,593	$269,059
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$763	$105
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
Property and equipment purchased but not yet paid	$302	$173
Marketable securities purchased but not yet paid	$3,985	$—
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, which is referred to as U.S. GAAP, and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which is referred to as the Annual Report, filed with the SEC on February 15, 2022.
The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by U.S. GAAP.
The condensed consolidated financial statements include the accounts of Upwork and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
The accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, changes in stockholders’ equity and cash flows for the interim periods, but do not purport to be indicative of the results of operations or financial condition to be anticipated for the full year ending December 31, 2022. Prior period amounts have been reclassified to conform with the current period presentation.
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
Risks and Uncertainties
Due to Russia’s invasion of Ukraine, which began in February 2022, and the resulting sanctions and other actions against Russia and Belarus, there has been uncertainty and disruption in the global economy. On March 7, 2022, the Company announced the suspension of its business operations in Russia and Belarus, with contracts with talent or clients in Russia or Belarus required to wind down by May 1, 2022.
Although the Russian war against Ukraine did not have a material adverse impact on the Company’s revenue or other financial results for the three months ended March 31, 2022, at this time the Company is unable to fully assess the aggregate impact the Russian war against Ukraine will have on its business in future periods due to various uncertainties, which include, but are not limited to, the duration of the war, the ability of talent based in Ukraine to continue working, the war’s effect on the economy, its impact to the businesses of the Company’s clients, and actions that may be taken by governmental authorities related to the war.
Recently Adopted Accounting Pronouncements
The accounting policies applied in the Company’s audited consolidated financial statements, as disclosed in the Annual Report, are applied consistently in these unaudited interim condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
The Company has reviewed all other accounting pronouncements issued during the three months ended March 31, 2022 and concluded they were either not applicable or not expected to have a material impact on the Company’s condensed consolidated financial statements.
Note 3—Revenue
Disaggregation of Revenue
See “Note 9—Segment and Geographical Information” for the Company’s revenue disaggregated by type of service and geographic area.
Remaining Performance Obligations
As of March 31, 2022, the Company had approximately $30.1 million of remaining performance obligations. The Company’s remaining performance obligations primarily consist of transaction price that has been allocated to unexercised material rights related to the Company’s arrangements with talent subject to tiered service fees. The remaining transaction price allocated to other performance obligations is immaterial. As of March 31, 2022, the Company expects to recognize approximately $23.5 million over the next 12 months, with the remaining balance recognized thereafter.
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

Contract Balances
The following table provides information about the balances of the Company’s trade and client receivables, net of allowance and contract liabilities included in deferred revenue and other liabilities, noncurrent:

(In thousands)	March 31, 2022	December 31, 2021
Trade and client receivables, net of allowance	$62,048	$66,826
Contract liabilities
Deferred revenue	23,548	22,083
Deferred revenue (component of other liabilities, noncurrent)	6,547	6,349
During the three months ended March 31, 2022, changes in the contract liabilities balances were a result of normal business activity and deferral, and subsequent recognition, of revenue related to arrangements with talent subject to tiered service fees and related allocation of transaction price to material rights.
Revenue recognized during the three months ended March 31, 2022 that was included in deferred revenue as of December 31, 2021 was $7.7 million. Revenue recognized during the three months ended March 31, 2021 that was included in deferred revenue as of December 31, 2020 was $6.2 million.
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

The Company’s financial instruments that are carried at fair value consist of Level I and Level II assets as of March 31, 2022 and December 31, 2021. The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

(In thousands) March 31, 2022	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$13,542	$—	$—	$13,542	$13,542	$—
Level I
Money market funds	97,633	—	—	97,633	97,633	—
Treasury bills	94,457	—	(132)	94,325	—	94,325
U.S. government securities	107,329	1	(1,809)	105,521	—	105,521
Total Level I	299,419	1	(1,941)	297,479	97,633	199,846
Level II
Commercial paper	157,646	—	—	157,646	9,999	147,647
Corporate bonds	168,120	1	(1,183)	166,938	—	166,938
Commercial deposits	3,585	—	—	3,585	—	3,585
Asset-backed securities	27,340	—	(195)	27,145	—	27,145
Yankee bonds	6,675	—	(55)	6,620	—	6,620
Total Level II	363,366	1	(1,433)	361,934	9,999	351,935
Total	$676,327	$2	$(3,374)	$672,955	$121,174	$551,781

(In thousands) December 31, 2021	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$16,596	$—	$—	$16,596	$16,596	$—
Level I
Money market funds	108,204	—	—	108,204	108,204	—
Treasury bills	89,992	1	—	89,993	15,000	74,993
U.S. government securities	94,839	—	(285)	94,554	—	94,554
Total Level I	293,035	1	(285)	292,751	123,204	169,547
Level II
Commercial paper	171,918	—	—	171,918	29,544	142,374
Corporate bonds	183,303	1	(217)	183,087	17,861	165,226
Asset-backed securities	13,749	—	(11)	13,738	—	13,738
Yankee bonds	6,693	—	(12)	6,681	—	6,681
Total Level II	375,663	1	(240)	375,424	47,405	328,019
Total	$685,294	$2	$(525)	$684,771	$187,205	$497,566

Unrealized Investment Losses
The following table summarizes, for all debt securities classified as available for sale in an unrealized loss position as of March 31, 2022, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position. As of March 31, 2022, there were no securities in a continuous unrealized loss position greater than 12 months. Unrealized losses as of December 31, 2021 were immaterial.

(In thousands)	Less Than 12 Months		Total
Duration of unrealized losses	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Treasury bills	$94,325	$(132)	$94,325	$(132)
U.S. government securities	103,055	(1,809)	103,055	(1,809)
Corporate bonds	164,390	(1,183)	164,390	(1,183)
Asset-backed securities	27,145	(195)	27,145	(195)
Yankee bonds	6,620	(55)	6,620	(55)
Total	$395,535	$(3,374)	$395,535	$(3,374)
For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the securities. As of March 31, 2022 and December 31, 2021, the decline in fair value of these securities was due to increases in interest rates and not due to credit related factors. As of March 31, 2022 and 2021, the Company considered any decreases in market value to be temporary in nature and did not consider any of the Company’s marketable securities to be other-than-temporarily impaired. As such, the Company did not record any impairment charges with respect to its marketable securities during each of the three months ended March 31, 2022 and 2021.
Note 5—Balance Sheet Components
Cash and Cash Equivalents, Restricted Cash, and Funds Held In Escrow, Including Funds In Transit
The following table reconciles cash and cash equivalents, restricted cash, and funds held in escrow that are restricted as reported in the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows as of March 31, 2022 and December 31, 2021:

(In thousands)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$121,174	$187,205
Restricted cash	4,040	4,040
Funds held in escrow, including funds in transit	196,379	160,813
Total cash, cash equivalents, and restricted cash as shown in the condensed consolidated statement of cash flows	$321,593	$352,058

Property and Equipment, Net
Property and equipment, net consisted of the following:

(In thousands)	March 31, 2022	December 31, 2021
Computer equipment and software	$5,843	$5,493
Internal-use software and platform development	26,957	25,738
Leasehold improvements	11,644	11,644
Office furniture and fixtures	3,365	3,365
Total property and equipment	47,809	46,240
Less: accumulated depreciation	(26,879)	(24,911)
Property and equipment, net	$20,930	$21,329
For the three months ended March 31, 2022 and 2021, depreciation expense related to property and equipment was $0.8 million and $1.0 million, respectively.
For the three months ended March 31, 2022 and 2021, the Company capitalized $1.2 million and $2.1 million of internal-use software and platform development costs, respectively.
For the three months ended March 31, 2022 and 2021, amortization expense related to the capitalized internal-use software and platform development costs was $1.2 million and $1.5 million, respectively.
Intangible Assets, Net
All of the Company’s identifiable intangible assets were fully amortized as of March 31, 2022 and December 31, 2021. For the three months ended March 31, 2021, amortization expense of intangible assets was $0.7 million.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(In thousands)	March 31, 2022	December 31, 2021
Accrued compensation and related benefits	$9,422	$23,047
Accrued vendor expenses	9,021	7,728
Operating lease liability, current	6,364	6,315
Accrued indirect taxes	3,656	4,137
Accrued payment processing fees	2,163	2,085
Accrued talent costs	1,642	1,417
Other	765	1,013
Total accrued expenses and other current liabilities	$33,033	$45,742
Note 6—Commitments and Contingencies
Letters of Credit
In conjunction with the Company’s operating lease agreements, as of March 31, 2022 and December 31, 2021, the Company had three irrevocable letters of credit outstanding in the aggregate amount of $0.8 million. The letters of credit are collateralized by restricted cash in the same amount. No amounts had been drawn against these letters of credit as of March 31, 2022 and December 31, 2021.

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
As of March 31, 2022 and December 31, 2021, the Company was not a party to any material legal proceedings or claims, nor is the Company aware of any pending or threatened litigation or claims, including non-income tax matters, that could reasonably be expected to have a material adverse effect on its business, operating results, cash flows, or financial condition. Accordingly, the amounts accrued for contingencies for which the Company believes a loss is probable were not material as of March 31, 2022 and December 31, 2021.
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
Note 7—Debt
The following table presents the carrying value of the Company’s debt obligations as of March 31, 2022 and December 31, 2021:

(In thousands)	March 31, 2022	December 31, 2021
Convertible senior notes	$575,000	$575,000
Less: unamortized debt issuance costs	(12,960)	(13,701)
Balance	562,040	561,299
Debt, current	—	—
Debt, noncurrent	$562,040	$561,299
Weighted-average interest rate	0.78%	0.76%
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
For the three months ended March 31, 2022, interest expense was $0.4 million and amortization of the issuance costs was $0.7 million related to the Notes. As of March 31, 2022, the if-converted value of the Notes did not exceed the outstanding principal amount. As of March 31, 2022, the total estimated fair value of the Notes was $469.5 million and was determined based on a market approach using actual bids and offers of the Notes in an over-the-counter market on the last trading day of the period. The Company considers these assumptions to be Level II inputs in accordance with the fair value hierarchy described in “Note 4—Fair Value Measurements.”
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

Note 8—Net Loss per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented:

	Three Months Ended March 31,
(In thousands, except share and per share data)	2022	2021
Numerator:
Net loss	$(24,738)	$(7,835)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	129,358,872	125,279,109

Net loss per share, basic and diluted	$(0.19)	$(0.06)
The following potentially dilutive shares were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	As of March 31,
	2022	2021
Options to purchase common stock	4,139,974	5,578,018
Common stock issuable upon exercise of common stock warrants	350,000	400,000
Common stock issuable upon vesting of restricted stock units	7,752,697	5,849,692
Common stock issuable in connection with employee stock purchase plan	300,130	498,084
Common stock issuable in connection with convertible senior notes	8,701,935	—
Total	21,244,736	12,325,794
Note 9—Segment and Geographical Information
The Company operates as one operating and reportable segment for purposes of allocating resources and evaluating financial performance.
The following table sets forth total revenue by type of service for the periods presented:

	Three Months Ended March 31,
(In thousands)	2022	2021
Marketplace
Basic, Plus, and other	$118,667	$97,713
Enterprise	10,758	6,957
Managed services	11,912	8,949
Total revenue	$141,337	$113,619

The Company generates its revenue from talent and clients. The following table sets forth total revenue by geographic area based on the billing address of its talent and clients for the periods presented:

	Three Months Ended March 31,
(In thousands)	2022	2021
Talent
United States	$20,763	$18,115
India	11,421	9,587
Philippines	9,636	7,073
Rest of world	40,823	33,689
Total talent	82,643	68,464
Clients
United States	43,839	33,261
Rest of world	14,855	11,894
Total clients	58,694	45,155
Total revenue	$141,337	$113,619
Substantially all of the Company’s long-lived assets were located in the United States as of March 31, 2022 and December 31, 2021.

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
Overview
Independent talent is an increasingly sought-after, critical, and expanding segment of the global workforce. We operate the world’s largest work marketplace that connects businesses with independent talent, as measured by gross services volume, which we refer to as GSV. GSV represents the total amount that clients spend on both our marketplace offerings and our managed services offering as well as additional fees we charge to talent for other services. We define talent as users that advertise and provide services to clients through our work marketplace, and we define clients as users that seek and work with talent through our work marketplace. Talent includes independent professionals and agencies of varying sizes. The clients on our work marketplace range in size from small businesses to Fortune 100 companies.
Recent Events
Due to Russia’s invasion of Ukraine and the resulting sanctions and other actions against Russia and Belarus, there has been uncertainty and disruption in the global economy. On March 7, 2022, we announced the suspension of business operations in Russia and Belarus, with contracts with talent or clients in Russia or Belarus required to wind down by May 1, 2022. The first step was shutting down support for new business generation in each country. Shortly following the announcement, talent and clients in Russia and Belarus were no longer able to sign up for new accounts, initiate new contracts, or be visible in search on our work marketplace. Contracts with talent or clients in Russia or Belarus that were in place as of the date of the announcement are allowed to remain open until May 1, 2022.
Approximately 10% of our total revenue in 2021 was derived from work where either the talent or the client was located in the region. Nearly all such revenue was derived from work performed by talent inside the region for clients located in other parts of the world. At the beginning of the invasion in late February 2022, we experienced immediate reductions in activity from talent across the entire region, but since that initial impact, we have seen activity from users in Ukraine rebound to almost pre-war levels. During the three months ended March 31, 2022, we estimate that the loss of revenue resulting from Russia’s invasion of Ukraine and our resulting suspension of business operations in Russia and Belarus was approximately $1.0 million. We expect to see a larger impact to revenue in the second quarter due to the winding down of all contracts with talent and clients in Russia and Belarus by May 1, 2022 and also because all three months of the quarter will be affected by Russia’s invasion of Ukraine.
Additionally, while approximately 25% of client spend from our web, mobile, and software development category in 2021 was derived from work where either the talent or the client was located in the region, thus far, we have not experienced a material impact to client spend from, or other activity levels related to, this category. Given the complex nature of our business and two-sided nature of our work marketplace, and with talent on our work marketplace located in over 180 countries, we are monitoring the impact on client spend from clients that have historically engaged talent in the impacted region and the extent to which those clients engage talent in other regions. As users in Russia and Belarus are able to relocate to regions where we operate, we will be eager to support them in continuing their work on our work marketplace.

During the three months ended March 31, 2022, we incurred approximately $4.3 million of expenses associated with our humanitarian response efforts related to the war against Ukraine, including a $1.1 million donation to Direct Relief International in support of the Ukrainian population and providing our team members with financial and other forms of support and paying certain expenses for those team members seeking to relocate from the affected region. In addition, we have implemented ways for clients to purchase projects from talent in Ukraine as a donation, meaning the clients do not expect any work in return and we waive the talent service fees. We have also initiated a number of product enhancements to make it easier for Ukrainian talent to preserve their careers.
Although the Russian war against Ukraine did not have a material adverse impact on our revenue or other financial results for the three months ended March 31, 2022, at this time we are unable to fully assess the aggregate impact it will have on our business in future periods due to various uncertainties, which include, but are not limited to, the duration of the war, the ability of talent based in Ukraine to continue working, the war’s effect on the economy, its impact to the businesses of our clients, actions that may be taken by governmental authorities related to the war, and other factors identified in Part II, Item 1A, “Risk Factors” in this Quarterly Report, including the risk factor titled “Russia’s invasion of Ukraine and our decision to suspend our business operations in Russia and Belarus have affected and may continue to affect our business and results of operations.”
Additionally, the ongoing COVID-19 pandemic and the resulting restrictions intended to prevent its spread have continued to accelerate the secular shift toward remote and independent work, and, with our unique, remote-based business model, the COVID-19 pandemic has not impacted our clients’ access to highly skilled talent to complete short- and long-term projects on our work marketplace. While we have not incurred significant disruptions to our business thus far from the ongoing COVID-19 pandemic, we continue to actively monitor the impact on all aspects of our business.
Key Financial and Operational Metrics
As of and for the three months ended March 31, 2022, our key financial and operating metrics are as follows:

	Three Months Ended March 31,		% Change
(In thousands, except percentages)	2022	2021
GSV	$1,001,375	$786,777	27%
Marketplace revenue	129,425	104,670	24%
Marketplace take rate	13.1%	13.5%	(0.4)%
Net loss	$(24,738)	$(7,835)	(216)%
Adjusted EBITDA[1]	$(433)	$6,911	(106)%

	As of March 31,		% Change
(Active clients are in thousands)	2022	2021
Active clients	793	685	16%
GSV per active client	$4,742	$4,016	18%
We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. For a discussion of limitations in the measurement of our key financial and operational metrics,
1Adjusted EBITDA is not prepared in accordance with, and is not an alternative to, financial measures prepared in accordance with U.S. GAAP. See “Key Financial and Operational Metrics—Non-GAAP Financial Measures” below for a definition of adjusted EBITDA and for information regarding our use of adjusted EBITDA and a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure prepared under U.S. GAAP.

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
Gross Services Volume (GSV)
GSV includes both client spend and additional fees charged for other services. Client spend, which we define as the total amount that clients spend on both our marketplace offerings and our managed services offering, is the primary component of GSV. GSV also includes fees charged to talent, such as for transacting payments through our work marketplace, user memberships, and purchases of “Connects” (virtual tokens that allow talent to bid on projects and paid promotional products on our work marketplace), and foreign currency exchange. GSV is an important metric because it represents the amount of business transacted through our work marketplace.
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
In April 2022, we will be combining our Upwork Basic and Plus client offerings into our new Client Marketplace Plan, which simplifies our client pricing model for non-Enterprise clients. This model makes available the most popular features of the current Upwork Plus offering, while eliminating the monthly client subscription fees and moving to a client marketplace fee of 5% on each transaction—or 3% if paid via ACH for eligible clients.
Marketplace Take Rate
Marketplace take rate measures the correlation between marketplace revenue and marketplace GSV and is calculated by dividing marketplace revenue by marketplace GSV. Marketplace take rate is an important metric because it is the key indicator of how well we monetize spend on our work marketplace from our Upwork Basic, Plus, Enterprise, Payroll, and other premium offerings, which we refer to as our marketplace offerings.
Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. GAAP, adjusted EBITDA is a non-GAAP measure that we believe is useful in evaluating our operating performance.
We define adjusted EBITDA as net income (loss) adjusted for stock-based compensation expense; depreciation and amortization; interest expense; other (income) expense, net; income tax (benefit) provision; and, if applicable, other non-cash transactions. Additionally, in response to Russia’s invasion of Ukraine, during the three months ended March 31, 2022, we incurred certain incremental expenses associated with our humanitarian response efforts, and we may continue to incur such expenses as the war continues to unfold. These expenses are not representative of our ongoing operations, and, as a result, we excluded these costs from adjusted EBITDA for the three months ended March 31, 2022 and, to the extent we continue to incur these expenses, intend to continue to do so in future periods. Adjusted EBITDA is not prepared in accordance with, and is not an alternative to, financial measures prepared in accordance with U.S. GAAP.
The following table presents a reconciliation of net loss, the most directly comparable financial measure prepared in accordance with U.S. GAAP, to adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
(In thousands)	2022	2021
Net Loss	$(24,738)	$(7,835)
Add back (deduct):
Stock-based compensation expense	16,735	11,226
Depreciation and amortization	2,009	3,194
Interest expense	1,125	199
Other income, net	(68)	(78)
Income tax provision	29	17
Tides Foundation common stock warrant expense	188	188
Humanitarian response efforts	4,287	—
Adjusted EBITDA	$(433)	$6,911
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
Components of Our Results of Operations
Marketplace Revenue
Marketplace revenue represents the majority of our revenue and is generated from our marketplace offerings. Under these marketplace offerings, we generate revenue from both talent and clients.
In April 2022, we will be combining our Upwork Basic and Plus client offerings into our new Client Marketplace Plan, which simplifies our client pricing model for non-Enterprise clients. This model makes available the most popular features of the current Upwork Plus offering, while eliminating the monthly client subscription fees and moving to a client marketplace fee of 5% on each transaction—or 3% if paid via ACH for eligible clients.
Managed Services Revenue
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
Sales and Marketing
Sales and marketing expense consists primarily of expenses related to personnel-related costs, including sales commissions, which we expense as they are incurred, and advertising and marketing activities.

General and Administrative
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
Results of Operations
The following table sets forth our condensed consolidated results of operations for the periods presented:

	Three Months Ended March 31,
(In thousands)	2022	2021
Revenue
Marketplace	$129,425	$104,670
Managed services	11,912	8,949
Total revenue	141,337	113,619
Cost of revenue(1)	37,916	30,441
Gross profit	103,421	83,178
Operating expenses
Research and development(1)	38,161	26,613
Sales and marketing(1)	57,642	39,604
General and administrative(1)	29,141	23,531
Provision for transaction losses	2,129	1,127
Total operating expenses	127,073	90,875
Loss from operations	(23,652)	(7,697)
Interest expense	1,125	199
Other income, net	(68)	(78)
Loss before income taxes	(24,709)	(7,818)
Income tax provision	(29)	(17)
Net loss	$(24,738)	$(7,835)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Cost of revenue	$239	$201
Research and development	5,615	3,297
Sales and marketing	2,265	1,278
General and administrative	8,616	6,450
Total stock-based compensation	$16,735	$11,226
Comparison of the Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,
(In thousands, except percentages)	2022	2021	Change
Marketplace	$129,425	$104,670	$24,755	24%
Percentage of total revenue	92%	92%
Managed services	11,912	8,949	2,963	33%
Percentage of total revenue	8%	8%
Total revenue	$141,337	$113,619	$27,718	24%
In the first quarter of 2022, we continued to execute on our strategic initiatives, including investing in research and development to build new product features, prioritizing our advertising efforts to reach new and existing clients seeking to engage independent talent, and investing in marketing to accelerate the acquisition of new clients and drive brand awareness. As a result, the number of active clients increased 16% as of March 31, 2022 compared to the same period in 2021. We believe that the decline in the year-over-year growth rate of active clients since the second quarter of 2021—when it reached the highest level since our initial public offering—is in large part due to the lapping of prior periods during which we experienced an acceleration of active client growth as a result of the COVID-19 pandemic. As a result, in the coming quarters, we expect the growth rate of active clients to return closer to pre-pandemic levels. Additionally, our GSV per active client increased 18% as of March 31, 2022, compared to the same period in 2021, driven by increased spend from existing clients. The growth in active clients and GSV per active client contributed to the growth of GSV and marketplace revenue. For the three months ended March 31, 2022, GSV increased 27%, as compared to the same period in 2021. Marketplace revenue was driven by client spend, which for the three months ended March 31, 2022, drove increases in talent service fees of 22%, as compared to the same period in 2021, and client payment processing and administrative fees of 28%, as compared to the same period in 2021.
Additionally, during the three months ended March 31, 2022, we continued our efforts to better address large enterprise and other clients and prospects with larger, longer-term independent talent needs through our Upwork Enterprise and other premium offerings. As a result, Enterprise Revenue increased 55% to $10.8 million, which fueled marketplace revenue for the three months ended March 31, 2022. Marketplace revenue represented 92% of total revenue and increased by $24.8 million, or 24%, compared to the same period in 2021. Marketplace revenue grew more slowly than GSV from our marketplace offerings in the first quarter of 2022, and for the three months ended March 31, 2022, our marketplace take rate was 13.1%, as compared to 13.5% for the same period in 2021. This trend was primarily a result of existing clients maturing into higher value clients and continuing to increase their spend with particular talent, which resulted in a higher mix of talent at the lower rates of our tiered service fee structure, partially offset by increases in marketplace take rate from increased activity related to our Upwork Enterprise offering.

In March 2022, we announced the suspension of business operations in Russia and Belarus, with contracts with talent or clients in Russia or Belarus required to wind down by May 1, 2022. The first step was shutting down support for new business generation in each country. Shortly following the announcement, talent and clients in Russia and Belarus were no longer able to sign up for new accounts, initiate new contracts, or be visible in search on our work marketplace. Contracts with talent or clients in Russia or Belarus that were in place as of the date of the announcement are allowed to remain open until May 1, 2022.
Approximately 10% of our total revenue in 2021 was derived from work where either the talent or the client was located in the region. Nearly all such revenue was derived from work performed by talent inside the region for clients located in other parts of the world. At the beginning of the invasion in late February 2022, we experienced immediate reductions in activity from talent across the entire region, but since that initial impact, we have seen activity from users in Ukraine rebound to almost pre-war levels. During the three months ended March 31, 2022, we estimate that the loss of revenue resulting from Russia’s invasion of Ukraine and our resulting suspension of business operations in Russia and Belarus was approximately $1.0 million. We expect to see a larger impact to revenue in the second quarter due to the winding down of all contracts with talent and clients in Russia and Belarus by May 1, 2022 and also because all three months of the quarter will be affected by Russia’s invasion of Ukraine.
Additionally, while approximately 25% of client spend from our web, mobile, and software development category in 2021 was derived from work where either the talent or the client was located in the region, thus far, we have not experienced a material impact to client spend from, or other activity levels related to, this category. Given the complex nature of our business and two-sided nature of our work marketplace, and with talent on our work marketplace located in over 180 countries, we are monitoring the impact on client spend from clients that have historically engaged talent in the impacted region and the extent to which those clients engage talent in other regions. As users in Russia and Belarus are able to relocate to regions where we operate, we will be eager to support them in continuing their work on our work marketplace.
Although the Russian war against Ukraine did not have a material adverse impact on our revenue or other financial results for the three months ended March 31, 2022, at this time we are unable to fully assess the aggregate impact it will have on our business in future periods due to various uncertainties, which include, but are not limited to, the duration of the war, the ability of talent based in Ukraine to continue working, the war’s effect on the economy, its impact to the businesses of our clients, actions that may be taken by governmental authorities related to the war, and other factors identified in Part II, Item 1A, “Risk Factors” in this Quarterly Report, including the risk factor titled “Russia’s invasion of Ukraine and our decision to suspend our business operations in Russia and Belarus have affected and may continue to affect our business and results of operations.”
Additionally, in April 2022, we will be combining our Upwork Basic and Plus client offerings into our new Client Marketplace Plan, which simplifies our client pricing model for non-Enterprise clients. This model makes available the most popular features of the current Upwork Plus offering, while eliminating the monthly client subscription fees and moving to a client marketplace fee of 5% on each transaction—or 3% if paid via ACH for eligible clients. As a result of these client fee increases, we expect marketplace revenue and marketplace take rate to increase in future periods.
For the three months ended March 31, 2022, managed services revenue grew at a faster rate than our marketplace revenue as a result of increased spend from existing clients of our managed services offering.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,
(In thousands, except percentages)	2022	2021	Change
Cost of revenue	$37,916	$30,441	$7,475	25%
Components of cost of revenue:
Cost of talent services to deliver managed services	8,959	7,208	1,751	24%
Other components of cost of revenue	28,957	23,233	5,724	25%
Total gross margin	73%	73%
For the three months ended March 31, 2022, cost of revenue increased primarily as a result of increases in payment processing fees of $5.2 million, as compared to the same period in 2021, primarily due to increased client spend, as well as increases in cost of talent services to deliver managed services resulting from increases in managed services revenue for the three months ended March 31, 2022, as compared to the same period in 2021.
We expect cost of revenue to increase in absolute dollars in future periods as we continue to support growth on our work marketplace. Amounts paid to talent in connection with our managed services offering are tied to the volume of managed services used by our clients. The level and timing of these items could fluctuate and affect our cost of revenue in the future. Additionally, we will be combining our Upwork Basic and Plus client offerings into our new Client Marketplace Plan, which simplifies our client pricing model for non-Enterprise clients. This model eliminates the monthly client subscription fees and moves to a client marketplace fee of 5% on each transaction—or 3% if paid via ACH for eligible clients. We expect this change in pricing structure to positively impact gross margin in future periods. While we expect gross profit to increase in absolute dollars in future periods, because our managed services revenue and marketplace revenue grow at different rates, gross margin, expressed as a percentage of total revenue, may vary from period to period.
Research and Development

	Three Months Ended March 31,
(In thousands, except percentages)	2022	2021	Change
Research and development	$38,161	$26,613	$11,548	43%
Percentage of total revenue	27%	23%
For the three months ended March 31, 2022, research and development expense increased primarily due to our ongoing investments to build new product features, launch new offerings, and enhance the user experience. Specifically, investments we made to increase the size of our research and development workforce resulted in increases in personnel-related costs of $7.8 million, as compared to the same period in 2021, as well as increases in software licenses of $1.2 million. Additionally, for the three months ended March 31, 2022, we incurred approximately $2.7 million of research and development expense related to our humanitarian response efforts related to the war against Ukraine.
We believe continued investments in research and development are important to attain our strategic objectives, and we expect research and development expense to increase in absolute dollars in future periods, although this expense, expressed as a percentage of total revenue, may vary from period to period.

Sales and Marketing

	Three Months Ended March 31,
(In thousands, except percentages)	2022	2021	Change
Sales and marketing	$57,642	$39,604	$18,038	46%
Percentage of total revenue	41%	35%
For the three months ended March 31, 2022, sales and marketing expense increased primarily due to increases in marketing and brand awareness campaigns of $11.7 million, as compared to the same period in 2021, as well as increases in personnel-related costs of $5.2 million. Additionally, for the three months ended March 31, 2022, we incurred approximately $0.3 million of sales and marketing expense related to our humanitarian response efforts related to the war against Ukraine.
In an effort to continue evolving our offerings, products, brand positioning, and marketing to better address large enterprise and other clients and prospects with larger, longer-term independent talent needs, during the three months ended March 31, 2022, we continued our investments in marketing to acquire new clients and drive brand awareness, and we expect to continue these investments throughout 2022. Beginning in the fourth quarter of 2021, we increased our investment in sales by expanding our sales team, and we expect this investment to continue throughout 2022 as we increase our efforts to acquire clients for our Upwork Enterprise offering. As a result, we expect this expense to increase in absolute dollars in future periods, although this expense expressed as a percentage of total revenue may vary from period to period.
General and Administrative

	Three Months Ended March 31,
(In thousands, except percentages)	2022	2021	Change
General and administrative	$29,141	$23,531	$5,610	24%
Percentage of total revenue	21%	21%
For the three months ended March 31, 2022, general and administrative expense increased primarily due to increases in personnel-related costs of $4.2 million, as compared to the same period in 2021, primarily because of increased stock-based compensation expense related to executive compensation arrangements. Additionally, for the three months ended March 31, 2022, we incurred approximately $1.3 million of general and administrative expense related to our humanitarian response efforts and charitable donations related to the war against Ukraine.
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
Provision for Transaction Losses

	Three Months Ended March 31,
(In thousands, except percentages)	2022	2021	Change
Provision for transaction losses	$2,129	$1,127	$1,002	89%
Percentage of total revenue	2%	1%
For the three months ended March 31, 2022, provision for transaction losses increased, as compared to the same period in 2021, due to higher chargeback losses and represented 2% of total revenue. We expect provision for transaction losses to approximate historical levels of 1% to 2% of revenue and to increase proportionally as GSV grows.

Interest Expense and Other Income, Net

	Three Months Ended March 31,
(In thousands, except percentages)	2022	2021	Change
Interest expense	$1,125	$199	$926	465%
Other income, net	(68)	(78)	10	(13)%
For the three months ended March 31, 2022, interest expense increased as a result of the $575.0 million aggregate principal amount of 0.25% convertible senior notes due 2026 that we issued in a private offering in August 2021, which we refer to as the Notes. See “Note 7—Debt” of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents and marketable securities, including the net proceeds from the sale of the Notes. Our cash equivalents and marketable securities primarily consist of money market funds, commercial paper, treasury bills, corporate bonds, U.S. government securities, asset-backed securities, and Yankee bonds. As of March 31, 2022 and December 31, 2021, we had $121.2 million and $187.2 million in cash and cash equivalents, respectively. As of March 31, 2022 and December 31, 2021, we had $551.8 million and $497.6 million in marketable securities, respectively.
We believe our existing cash and cash equivalents, marketable securities, and cash flow from operations (in periods in which we generate cash flow from operations) will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital requirements and capital expenditure requirements. In the long term, our ability to support our working capital and capital expenditure requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from users, the expansion of sales and marketing activities, the timing and extent of spending to support research and development efforts, the cost to host our work marketplace, the introduction of new offerings and services, the continuing market adoption of our work marketplace, any acquisitions or investments that we make in complementary businesses, products, and technologies and our ability to obtain equity or debt financing. Our principal commitments consist of obligations under our non-cancellable operating leases for office space and the Notes. There were no material changes to these principal commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. For additional information about our Notes, see the section titled “—Convertible Senior Notes Due 2026.”
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

We also believe that our principal sources of liquidity will allow us to manage the impact of the COVID-19 pandemic, as well as the impact of Russia’s invasion of Ukraine and our decision to suspend our business operations in Russia and Belarus, on our business operations for the foreseeable future, which could include reductions in revenue and delays in payments from users, as further described below in Part II, Item 1A, “Risk Factors” in this Quarterly Report, see the risk factors titled “Risk Factors—Our business experienced, and may again experience, an adverse impact from the ongoing COVID-19 pandemic, including as new variants of COVID-19 emerge. In addition, the positive impacts on our business resulting from the shift to remote work during the pandemic may not continue as the pandemic subsides and the restrictions intended to prevent its spread are relaxed or lifted” and “Russia’s invasion of Ukraine and our decision to suspend our business operations in Russia and Belarus have affected and may continue to affect our business and results of operations.” The challenges posed by the ongoing COVID-19 pandemic and ongoing Russian war against Ukraine on our business are expected to continue to evolve. Consequently, we will continue to evaluate our financial position in light of future developments.
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
Escrow Funding Requirements
As a licensed internet escrow agent, we offer escrow services to users of our work marketplace and, as such, we are required to hold our users’ escrowed cash and in-transit cash in trust as an asset and record a corresponding liability for escrow funds held on behalf of talent and clients on our balance sheet. We expect the balances of our funds held in escrow, including funds held in transit, and the related liability to grow as GSV grows and may vary from period to period. Escrow regulations require us to fund the trust with our operating cash to cover shortages due to the timing of cash receipts from clients for completed hourly billings. Talent submit their billings for hourly contracts to their clients on a weekly basis every Sunday, and the aggregate amount of such billings is added to escrow funds payable to talent on the same day. As of each Sunday of each week, we have not yet collected funds for hourly billings from clients as these funds are in transit. Therefore, in order to satisfy escrow funding requirements, every Sunday we fund the shortage of cash in trust with our own operating cash and typically collect this cash shortage from clients within the next several days. As a result, we expect our total cash and cash flows from operating activities to be impacted when a quarter ends on a Sunday. As of March 31, 2022 and December 31, 2021, funds held in escrow were $196.4 million and $160.8 million, respectively.
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
Capped Calls
In connection with the issuance of the Notes, we entered into capped call transactions, which we refer to as Capped Calls. The Capped Calls are expected generally to reduce the potential dilution to our common stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price.
The initial cap price of the Capped Calls is $92.74 per share of common stock, subject to certain customary adjustments under the terms of the Capped Calls. See “Note 7—Debt” of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding the Notes and the Capped Calls.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(In thousands)	2022	2021
Net cash provided by (used in) operating activities	$(11,476)	$1,876
Net cash provided by (used in) investing activities	(55,043)	7,656
Net cash provided by financing activities	36,054	27,064
Net change in cash, cash equivalents, and restricted cash(1)	$(30,465)	$36,596
(1) Includes increases in funds held in escrow, including funds in transit of $35.6 million and $26.4 million during the three months ended March 31, 2022 and 2021, respectively.
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
For the three months ended March 31, 2022, net cash used in operating activities was $11.5 million, which resulted from a net loss of $24.7 million and net cash outflows of $9.6 million from changes in operating assets and liabilities, partially offset by non-cash charges of $22.9 million. The change in operating assets and liabilities primarily resulted from the decrease in accrued expenses and other current liabilities due to the timing of payments made during the three months ended March 31, 2022, as well as $4.3 million of expenses associated with our humanitarian response efforts related to the war against Ukraine.
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
Investing Activities
For the three months ended March 31, 2022, net cash used in investing activities was $55.0 million, which was primarily a result of investing $160.3 million in various marketable securities, as well as $1.2 million of internal-use software and platform development costs that we paid during the period, partially offset by proceeds from maturities of marketable securities of $106.6 million.
For the three months ended March 31, 2021, net cash provided by investing activities was $7.7 million, which was primarily a result of proceeds from maturities of marketable securities of $31.0 million, offset by investing $21.0 million in various marketable securities, as well as $2.3 million of internal-use software and platform development costs that we paid during the period.

Financing Activities
For the three months ended March 31, 2022, net cash provided by financing activities was $36.1 million, which resulted primarily from an increase in escrow funds payable of $35.6 million and cash received from stock option exercises of $0.5 million.
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
Except as otherwise disclosed in “Note 2—Basis of Presentation and Summary of Significant Accounting Policies” of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2021, which we refer to as our Annual Report.
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
Interest Rate Risk
The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not make investments for trading or speculative purposes. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Borrowings under the Notes have a fixed interest rate. As of March 31, 2022 and December 31, 2021, we had $575.0 million aggregate principal amount of borrowings outstanding under the Notes. We do not believe that a hypothetical increase or decrease in interest rates of 100 basis points would have a material impact on our operating results or financial condition.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, as of March 31, 2022. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, which we refer to as the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Russia’s invasion of Ukraine and our decision to suspend our business operations in Russia and Belarus have affected and may continue to affect our business and results of operations.
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
•Our inability to generate revenue from our marketplace offerings, which represents a substantial majority of our total revenue, would adversely affect our business operations, financial results, and growth prospects.

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
The size of our community of users, including both talent and clients, is critical to our success. Our ability to achieve significant growth in revenue in the future will depend, in large part, upon our ability to attract new users and retain existing users, including large enterprise and other clients with larger, longer-term independent talent needs, as well as talent that meet the criteria sought by such clients.
Talent have many different ways of marketing their services, securing clients, and obtaining payments from clients, including advertising to, and engaging with, prospective clients through other online or offline platforms and methods, signing up for online or offline third-party agencies and staffing firms, using other payment services, or finding employment directly with a business. Likewise, there may be impediments to talent who would like to use our work marketplace, including geopolitical events, military conflicts, sanctions regimes, the talent’s inability to access technology or internet, or other external causes, and these events in areas where certain talent resides. For example, at the beginning of Russia’s invasion of Ukraine in late February 2022, we experienced immediate reductions in activity from users in the region, but since that initial impact, we have seen activity from users in Ukraine rebound to almost pre-war levels. Moreover, as a result of Russia’s war against Ukraine, we announced on March 7, 2022 that we would be suspending business operations in Russia and Belarus, which means that users in each of those countries will be prohibited from using our work marketplace for the duration of the suspension. Clients may decrease their use of, or cease using, our work marketplace and our revenue may be adversely impacted if we fail to attract new talent; the quality or types of services provided by talent on our work marketplace are not satisfactory to clients; talent are not located in geographic regions in which clients are seeking to engage remote talent; talent decrease their use of, or cease using, our work marketplace or prefer to take remote employment opportunities or to use other online remote work platforms, both of which are increasingly available as a result of the shift to remote work.
Clients have similarly diverse options to find and engage service providers, such as finding service providers through other online or offline platforms or through staffing firms and agencies, engaging service providers directly, using other talent sourcing services, or hiring temporary, full-time, or part-time employees directly or through an agency.
Beginning in the second half of 2019, we began evolving our offerings, services, brand positioning, and marketing to better address large enterprise and mid-market prospects and other clients with larger, longer-term independent talent needs. And more recently, we have prioritized our advertising, marketing, and product development efforts to reach those new and existing clients seeking to engage remote talent in light of the acceleration in the shift toward remote work, due in part to the COVID-19 pandemic. To further achieve our goals, we expect to increasingly engage in sophisticated, costly, and lengthy sales and marketing and internationalization or localization efforts that may not result in additional users that transact on our work marketplace or effectively retain our current users that transact on our work marketplace, or may not do so in a cost-effective manner. The evolution of these and other efforts, either individually or in the aggregate, may not be successful in attracting and retaining users or growing client spend from these target clients, and in the event these efforts result in the loss of or reduction in spend by other clients that is not offset by increased activity from these target clients, they may result in a temporary or long-term deceleration in GSV growth. In addition, any increase in user acquisition resulting from the COVID-19 pandemic may slow or decline as the impact of the COVID-19 pandemic subsides. For example, growth in the number of active clients has decelerated on a year-over-year basis since the second quarter of 2021. See “—Active Clients and GSV per Active Client” above for the definition of active client.
We may also modify our pricing model, or introduce new, modify, or consolidate existing offerings or other services and features to attract and retain users. For example, we recently announced that we will be combining our Upwork Basic and Plus client offerings into our new Client Marketplace Plan, which simplifies our client pricing model for non-Enterprise clients. Such actions may not have the intended effect of attracting and retaining users at the levels we anticipated and may have unintended negative consequences, such as a loss of users or a reduction of user activity or spend on our work marketplace.
If we fail to maintain or increase activity by existing users in a cost-effective manner or at all, our revenue will grow more slowly than expected or may decline and our business will be adversely impacted.
Users can generally decide to cease using our work marketplace and related services at any time. Users may stop using our work marketplace and related services if the quality of the user experience on our work marketplace, including our support capabilities, does not meet their expectations or keep pace with the quality of the user experience generally offered by competitive products and services. Users may also choose, and in the past have chosen, to cease using our work marketplace if they perceive that our pricing model, including associated fees, is not in line with the value they derive from our work marketplace, or for other reasons, including cost-cutting measures. Moreover, as discussed below in the risk factor titled “Users circumvent our work marketplace, which adversely impacts our business,” users circumvent the payment services on our work marketplace and talent receive payment directly or through another service, which is likely to happen more frequently following a change in pricing or during a macroeconomic downturn or a period of geopolitical conflict or uncertainty, as users may be more cost-sensitive during such period. In addition, expenditures by clients may be cyclical and may reflect overall macroeconomic conditions or budgeting patterns.
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
We have experienced growth in a relatively short period of time. For example, our total revenue for the three months ended March 31, 2022 was $141.3 million, representing a period-over-period growth rate of 24% over the same period in 2021. This revenue growth was due in part to the shift toward remote work resulting from the COVID-19 pandemic and therefore may not be indicative of future growth. For example, future period-over-period revenue growth rates, when compared against the quarterly and full-year results of 2021, may fail to meet the expectations of investors or securities analysts given the accelerated revenue growth experienced during such periods due to the COVID-19 pandemic and the resulting increased adoption of remote work and reduced seasonality experienced during such periods. Sustaining our growth will place significant demands on our management as well as on our administrative, operational, and financial resources. To manage our growth, we must continue to improve our operational, financial, and management information systems and processes; expand, motivate, retain, and effectively manage and train our workforce; and effectively collaborate with our third-party partners, all of which can be more difficult with an increasingly remote workforce and an increasingly competitive labor market. If we are unable to manage our growth successfully without compromising the quality of our offerings or user experience, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, operating results, financial condition, and ability to successfully market our work marketplace and serve our users could be adversely affected.
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
Russia’s invasion of Ukraine and our decision to suspend our business operations in Russia and Belarus have affected and may continue to affect our business and results of operations.
In February 2022, Russian military forces invaded Ukraine, and war and disruption in the region is ongoing and likely to continue. Historically, we have had a business presence in Russia, Ukraine, and Belarus. At the beginning of the invasion in late February 2022, we experienced immediate reductions in activity from talent in the region, but since that initial impact, we have seen activity from users in Ukraine rebound to almost pre-war levels. Approximately 10% of our total revenue in 2021 was derived from work where either the talent or the client was located in the region. Nearly all such revenue was derived from work performed by talent inside the region for clients located in other parts of the world. Moreover, approximately 25% of client spend from our web, mobile, and software development category in 2021 was derived from work where either the talent or the client was located in the region.
On March 7, 2022, we announced that we would be suspending our business operations in Russia and Belarus, with contracts with talent or clients in Russia or Belarus required to wind down by May 1, 2022. Users in Russia and Belarus will no longer be able to sign up for new accounts, initiate contracts, or be visible in search on Upwork’s work marketplace. Existing contracts with either talent or clients in Russia or Belarus are allowed to remain open until May 1, 2022. We expect that our decision to suspend operations in Russia and Belarus, as well as any disruptions to our business in Ukraine, will negatively impact our financial performance and condition, including GSV and revenue.
As of December 31, 2021, approximately 10% of our team members were located in Ukraine, Russia, or Belarus, including nearly one-third of our engineering team. We have undertaken extensive efforts to support our team members in the region, including financial and other forms of support and paying certain expenses for those team members seeking to relocate from the affected region. In connection with our efforts, we have experienced and expect to continue to experience increased costs as we relocate team members and their families, and as we shift our resources to other geographies, especially if we are not able to achieve the same level of cost efficiencies. Our relocation efforts may take longer than expected and may not be successful, particularly if there is not sufficient talent available on our platform to perform the work previously performed by the impacted talent.
The potential impacts of Russia’s invasion of Ukraine include, but are not limited to:
•reduced demand on our work marketplace, resulting in lower GSV and revenue growth, including as a result of clients needing to curtail business expenses and as a result of decreased availability of talent, particularly in the web, mobile, and software development category;
•reduced GSV and revenue as a result of increased user circumvention of our work marketplace;
•reduced availability of our team members in the region, particularly our engineering team members who have not relocated, or are not expected to relocate, out of Russia, Belarus, or Ukraine;
•increased risk of data breach and other threats from ransomware, destructive malware, distributed denial-of-service attacks, as well as fraud, spam and fake accounts, cyber-attacks, or other illegal activity conducted either as a result of our decision to suspend operations in Russia and Belarus or more generally by bad actors seeking to take advantage of us, our users, or our third-party partners;
•difficulty in business planning and forecasting in the short term due to significant uncertainty in the impact of the conflict on all aspects of our business and on our clients, talent, and other business partners;
•increased costs and the diversion of management’s attention related to oversight of our international operations;
•delays in enhancements to our technology and features on our work marketplace as a result of the decreased availability and size of our engineering team;
•impacts on or decisions taken by payment partners or other critical third-party partners that may cause delays in processing payments or disrupt our ability to process payments by clients or to talent or other important functions of our work marketplace, result in an increase in payment transaction costs, lead to loss of revenue, or cause a decline in quality or availability of services, negatively affect our reputation or user activity on our work marketplace, or increase our operating costs;
•reputational harm to our business in Russia and Belarus or elsewhere as a result of our decision to suspend operations in those countries, as well as the potential emergence of local competition;
•retaliatory actions by Russia or other countries against us and other Western companies that chose to limit or remove business operations in the region;
•any devaluation of local currency or other inflationary effects caused by the impact of sanctions and other macroeconomic effects of the war;
•hesitancy among clients to engage with talent in the region and surrounding countries even after the conclusion of the conflict due to various factors, including unpredictability of laws and restrictions due to the presence of authoritarian governments in the region, as well as related security and business continuity concerns;
•disruption to our operations in the region due to the decisions of other companies that form part of our business ecosystem to withdraw from, or end their services in, the region;
•significant volatility and disruption of global financial markets, which may impact our GSV as a result of client behavior in the region and surrounding areas; and
•de-globalization, which among other things, may result in clients being less willing to connect with non-U.S. talent on our work marketplace.
In addition, sanctions and trade control measures implemented against Russia in response to the conflict may have an impact on our ability to operate in the ordinary course of business as we wind down our business operations in Russia and Belarus. For example, the significant expansion of the sanctions imposed by the European Union, which we refer to as the EU, the United Kingdom, the United States, Canada, and other jurisdictions and targeting of major financial institutions, in addition to other measures to limit Russia's access to global financial markets and systems—particularly the removal of certain banks from the SWIFT messaging system—and resulting steps by financial institutions to de-risk more broadly, may have a material impact on our ability to make payments to and receive payments from individuals or entities in the region. These and future measures may also have an impact on our ability to continue supporting business in Ukraine or elsewhere in the region, including any sanctioned regions, such as the so-called Donetsk People’s Republic and Luhansk People’s Republic.
These measures and others which may be implemented by the authorities in certain of these jurisdictions are complex and still evolving. Our efforts to comply with such measures may be costly, time consuming and divert the attention of management. Any alleged or actual failure to comply with these measures as we work to suspend our business operations in Russia and Belarus may subject us to government scrutiny, civil or criminal proceedings, sanctions, and other liabilities, which may have a material adverse effect on our international operations, financial condition, and results of operations.
In light of all of these events, we have developed and are continuing to refine our business continuity plan and crisis response materials designed to mitigate the impact of disruptions to our business, but it is unclear if our plan will successfully mitigate all disruptions. If our business continuity plan fails to mitigate some or all disruptions, it could have a material adverse impact on our business, financial condition, and results of operations.
Any of the abovementioned factors could affect our business, prospects, financial condition, and results of operations. The extent and duration of the military action, sanctions, and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Quarterly Report.
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
•reduced client spend on our offerings and services;
•increased competition as new competitors enter our market segment due to the accelerated shift toward remote work;
•increased costs as a result of marketing, sales, and promotional efforts;
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
Although the COVID-19 pandemic did not have a material adverse impact on our financial results for the year ended December 31, 2021 or the three months ended March 31, 2022, the rapidly changing market and macroeconomic conditions caused by the COVID-19 pandemic have impacted the business of many of our clients, which resulted in a reduction in spend on our work marketplace for some of those affected clients. There can be no assurance that the positive impacts from the COVID-19 pandemic, such as increased talent and client acquisitions, increased client spend, and increased client retention, will continue to offset those parts of our business that have been adversely impacted. Many of these risk factors are unpredictable and outside of our control, and any of these factors could amplify the other risks and uncertainties described elsewhere in this Quarterly Report. It is uncertain what impact that the various legislative and other government responses being undertaken in the United States and other countries, including with respect to the approval and distribution of vaccines, in which our users are located will have on the economy, our industry, our partners, our users, and our company. In connection with the COVID-19 pandemic, we have also implemented measures to protect the health of our workforce, including by adopting a flexible work model for our workforce that we believe will result in most of our employees working remotely even after the pandemic is over. These measures may negatively impact the health and safety of our employees, impact workforce productivity, increase the risk of data security breaches and other privacy and security incidents, and may cause other disruptions to our business. As and to the extent offices reopen, our efforts to comply with applicable health guidelines may not prove sufficient to protect the health of our employees and other visitors to our offices, and our adoption of these measures may adversely affect our business operations. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business. For example, any increase in client acquisition due to the shift toward remote work as a result of the COVID-19 pandemic may slow or decline as the impact of the COVID-19 pandemic subsides and users are no longer subject to restrictions intended to prevent the spread of COVID-19.
We face payment and fraud risks that could adversely impact our business.
Our work marketplace systems and controls relating to customer identity verification, user authentication, and fraud detection are complex. If such systems and controls are not effective, our work marketplace may be perceived as not being secure, our reputation may be harmed, we may face regulatory action, and our business may be adversely impacted. In addition, bad actors around the world use increasingly sophisticated methods to engage in illegal activities involving personal information, such as unauthorized or fraudulent use of another’s identity, payment information, or other information; misrepresentation of the user’s identity, location, or skills, including using accounts that they have purchased, borrowed, or leased; and the improper acquisition or use of credit or debit card details and banking or other payment account information. These types of illegal activities have increased recently on our and similar platforms and may continue to increase as platforms like ours gain more prominence, including due to the ongoing shift toward remote work or in the event of a macroeconomic downturn, and as we become more visible as a result of our brand promotion efforts, as bad actors seek to take increasing advantage of us or our users. Additionally, the risk of these types of illegal activities may also be elevated as a result of Russia’s invasion of Ukraine. This conduct on our website could result in any of the following, each of which could adversely impact our business:
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
We recently evolved, and will continue to evolve, our sales, marketing, and brand positioning efforts, as well as our business strategy. Recently, we have undertaken a rebranding effort and expanded our focus on large enterprise and other clients and prospects with larger, longer-term independent talent needs. In an effort to better serve this market segment, we recently expanded our Upwork Enterprise offering, which is designed to help large enterprise businesses connect with talent and provide clients with additional offerings and services. We continue to evaluate and revise our current offerings and pricing model and create and test additional offerings, pricing models, features, and services to serve these and other market segments, such as our recent decision to combine our Upwork Basic and Plus client offerings into our new Client Marketplace Plan, which simplifies our client pricing model for our non-Enterprise clients. We regularly launch new offerings such as “Project Catalog,” a feature through which talent can market pre-scoped projects that are easily purchased via a click-and-buy experience. Creating new offerings is expensive and time consuming, diverts the attention of our management, and not all offerings achieve market acceptance at the levels we expect and therefore may not be cost-effective to maintain. For example, in 2019, we launched our Upwork Business offering, focused on mid-market businesses. In the fourth quarter of 2020, we decided that it was no longer cost-effective for our sales team to sell our Upwork Business offering. This decision resulted in a reduction in force of approximately one-third of our sales employees in the fourth quarter of 2020. Moreover, if an offering does not achieve sufficient market acceptance or otherwise does not achieve its intended effect, we may expend additional resources and divert the attention of management to implement modifications in an effort to improve the offering, and these efforts may not be successful.
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
From time to time we have made, and will continue to make, changes to our offerings and pricing model, including in 2019 when we launched new paid membership types for clients and new Connects pricing for talent, which resulted in user dissatisfaction and negatively impacted fill rates for projects on our work marketplace. From time to time, we will make further changes to our offerings and pricing model due to a variety of reasons, including changes to the market for our offerings and services or our business strategy, as new competitors enter our market segment, as we introduce, refine, or consolidate our offerings, as competitors introduce new products and services, and to grow our user base. For example, we recently announced that we will be combining our Upwork Basic and Plus client offerings into our new Client Marketplace Plan, which simplifies our client pricing model for non-Enterprise clients. Changes to any components of our pricing model have in the past, and may in the future, among other things, result in user dissatisfaction, increased circumvention, lead to a loss of GSV, revenue, or users, result in a change to the way we recognize revenue, reduce the amount of revenue we generate as a percentage of GSV, affect the taxability of our services and increase our tax exposure, reduce the rate or size of projects that get posted or completed on our work marketplace, negatively impact fill rates for projects on our work marketplace, or otherwise negatively impact our reputation, operating results, financial condition, and cash flows.
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
Our payment partners are critical to our business. In order to maintain these relationships, we have in the past been, and may in the future be, forced to agree to terms that are unfavorable to us. If we are unable to maintain our agreements with current payment partners on favorable terms, or at all, or we are unable to enter into new agreements with new payment partners on favorable terms, or at all, our ability to collect payments and disburse funds and our revenue and business may be adversely affected. This could occur for a number of reasons, including the following with respect to our payment partners:
•our partners may be unable or unwilling to perform the services we require of them, such as processing payments to talent in a timely manner, including in a manner that is satisfactory to us as it relates to compliance with U.S. federal, state, and international laws and regulatory requirements, including sanctions which may apply to our partners but not to us;

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
•our partners could reduce the services provided to us, cease doing business with us, cease doing business with certain of our users or in jurisdictions where we have users, including recent decisions of some payment partners to cease offering services in Russia or Belarus, or cease doing business altogether;
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
For example, PayPal, Visa, Mastercard, and American Express, among others, announced they would no longer support transactions in Russia as a result of Russia's invasion of Ukraine. These suspensions were effective before May 1, 2022, which is the date on which contracts with talent and clients in Russia or Belarus are required to end as a result of our decision to suspend our business operations in Russia and Belarus. The decision of these payment processors to cease supporting business in Russia has made it more difficult or impossible for some clients to make payments to talent and has made it more difficult or impossible for some talent to withdraw funds, which caused increased customer support needs and could cause increased transaction losses and decreased revenue.
Our revenue growth and ability to achieve and sustain profitability will depend in part on being able to increase the productivity, effectiveness, and efficiency of our sales force.
In order to increase our revenue from our premium offerings and achieve and sustain profitability, we must improve the effectiveness and efficiency of our sales force and generate additional revenue from new and existing users. For example, in the fourth quarter of 2020, we completed an evaluation of the efficiency, productivity, and effectiveness of our sales force at generating revenue from our Upwork Business offering, as well as our other premium offerings. As part of this evaluation, we undertook a reduction in force of approximately one-third of our sales employees in an effort to drive efficiencies in our sales organization. Moreover, in the fourth quarter of 2021, we began increasing our investment in sales by expanding our sales team and we expect this investment to continue through 2022 as we increase our efforts to acquire clients for our Upwork Enterprise offering.
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
Our business model involves enabling connections between talent and clients that contract directly through our work marketplace. Talent and clients are free to negotiate any contract terms they choose, but we also provide optional service contract terms that they can elect to use. Disputes sometimes arise between talent and clients with regard to their contract terms, work relationship, or otherwise, including with respect to service standards, payment, confidentiality, work product, and intellectual property ownership and infringement. If either party believes the contract terms were not met, our standard terms and some individually negotiated services agreements provide a mechanism for the parties to request assistance from us, and, for some contracts, if that is unsuccessful, they may choose to resolve the dispute with the help of a third-party arbitrator. Whether or not talent and clients decide to seek assistance from us, if these disputes are not resolved amicably, the parties might escalate to formal proceedings, such as by filing claims with a court or arbitral authority. Given our role in facilitating and supporting these arrangements, claims are sometimes brought against us directly as a result of these disputes and talent or clients bring us into any claims filed against each other, particularly when the other user is insolvent or facing financial difficulties. Through our terms of service and services agreements for premium offerings, we disclaim responsibility and liability for any disputes between users (except with respect to specified dispute assistance programs and services); however, we cannot guarantee that these terms will be effective in preventing or limiting our involvement in user disputes or that these terms will be enforceable or otherwise effectively prevent us from incurring liability as a result of disputes between users. In addition, from time to time users assert claims against us regarding their experience on our work marketplace, including related to their search ranking results, their feedback ratings, our advertising or marketing, our dispute resolution process, or admission or non-admission to the work marketplace or other programs and badges, including those designed to highlight successful talent. Moreover, for some premium offerings, we provide enhanced services and assistance with respect to disputes over work product, and clients or talent may pursue claims against us if they are not satisfied with those enhanced services. Disputes between clients and talent and between users and our company may become more frequent based on conditions outside our control, such as a macroeconomic downturn or actions of bad actors seeking to take advantage of other users. Such disputes, or any increase in the number of disputes, may result in an adverse effect on our company, such as a loss of goodwill with users, reputational harm, lost GSV and revenue, and an increase in costs to us. Even if these claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could result in legal, settlement, or other financial costs; divert the resources of our management; and adversely affect our business and operating results.
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
Risks Related to Our Industry, Offerings, and Services
Our inability to generate revenue from our marketplace offerings, which represents a substantial majority of our total revenue, would adversely affect our business operations, financial results, and growth prospects.
We derive, and expect to continue to derive in the near future, the substantial majority of our revenue from our marketplace offerings. As such, market acceptance of our marketplace offerings, including new offerings or the consolidation of offerings, such as our recent decision to combine our Upwork Basic and Plus offerings, is critical to our continued success, and any failure of our marketplace offerings to meet users’ expectations with respect to user experience or cost or the failure of specific features to be effective in attracting and retaining users will have a negative impact on our business. Demand for our marketplace offerings is affected by a number of factors beyond our control, including the timing and success of new offerings and services by our competitors, our ability to respond to technological change and to effectively innovate and grow, contraction in our market, client spending patterns, talent activity levels, the size and price of projects on our work marketplace, changes in adoption of remote work, geopolitical events, such as Russia’s invasion of Ukraine and the economic measures resulting from the invasion, macroeconomic effects, such as de-globalization and those resulting from the COVID-19 pandemic, and the other risks identified herein. If we are unable to meet user demands, to expand our offerings or the categories of services offered on our work marketplace, or to achieve and maintain more widespread market acceptance of our marketplace offerings, our business operations, financial results, and growth prospects will be adversely affected.
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
Internationally, we compete against online and offline channels and products and services in most countries. Local competitors, or competitors that have invested more in international expansion, might have greater brand recognition than us in other countries and a stronger understanding of local or regional culture and commerce. Some competitors also offer their products and services in local languages and currencies that we do not offer. As our business grows internationally and we expand and grow our services offerings, we may increasingly compete with these international companies. We also compete against locally sourced service providers and traditional, offline means of finding work and procuring services, such as staffing businesses, personal and professional networks, classified ads, and recruiters. In addition, our decision to suspend our business operations in Russia and Belarus may increase the risk that new competitors could emerge in the region.
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
We believe that developing, maintaining, evolving, and enhancing awareness and integrity of our brand and reputation in a cost-effective manner are important to achieving widespread acceptance and use of our work marketplace and are important elements in attracting new users and retaining existing users. Successful promotion and positioning of our brand, offerings, and business model depend on, among other things, the effectiveness of our marketing efforts and brand messaging, our ability to provide a reliable, trustworthy, and useful work marketplace and offerings at competitive prices, the perceived value of our work marketplace and offerings, and our ability to provide quality support. In order to reach the brand awareness and acceptance levels of some of our competitors, we need to continuously invest in marketing programs that may not be successful in achieving meaningful awareness and acceptance levels, particularly during early phases of expansion into newer user awareness segments, such as international users and users who are reluctant to utilize remote or contract workers. Some of the marketing programs and brand promotion efforts we implement may be new and unproven and therefore their likelihood of success may be uncertain. Further, brand promotion activities may not resonate with existing or potential users or yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building, evolving, and maintaining our brand and reputation. For example, since 2019, we have made significant investments in sales and marketing to acquire new clients and drive brand awareness, and expect to increase these investments throughout 2022. It is not certain that these investments have had or will have sufficient positive impact on our brand to be cost effective. Likewise, publicity efforts, news coverage, fraud or other illegal activity conducted by bad actors on our work marketplace, or decisions we make relating to geopolitical or social matters, such as our decision to suspend business operations in Russia and Belarus, may undermine our brand promotion efforts or harm our reputation or may not resonate with existing or potential users. We have also recently evolved, and will continue to evolve, our marketing and brand positioning efforts, including a rebranding effort which we undertook in the second quarter of 2021, expanding our focus on large enterprise and other clients and prospects with larger, longer-term independent talent needs. These efforts may not be successful in achieving the brand awareness and acceptance levels in a cost-effective manner, or without harming other areas of our business.
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
The market for online independent talent and the services they offer is relatively new, rapidly evolving, and unproven. Our future success will depend in large part on the continued growth and expansion of this market and the willingness of businesses to engage independent talent to provide services and independent talent to engage as service providers. It is difficult to predict the size, growth rate, and expansion of this market, whether any expansion will be long-term or temporary, particularly as the COVID-19 pandemic subsides and restrictions intended to prevent its spread are relaxed or lifted, the success of competitive products and services, or technological, macroeconomic, geopolitical (including the prevalence of de-globalization), legal, regulatory, or other developments that will impact the overall demand for independent talent. Furthermore, many businesses may be unwilling to engage independent talent for a variety of reasons, including perceived negative connotations with outsourcing work, quality of work, privacy or data security concerns, or the rapidly evolving regulations that may impact the demand for independent contractor services more generally, including as discussed further in the risk factor titled “There may be adverse tax, legal, and other consequences if the contractor classification or employment status of talent that use our work marketplace is challenged.” Likewise, with the greater adoption of remote work and increased flexibility in employment relationships resulting from the COVID-19 pandemic, more skilled independent talent may choose traditional employment. If the market for independent talent and the services they offer does not achieve widespread adoption, or there is a reduction in demand for independent talent, including as the COVID-19 pandemic subsides, it could result in decreased revenue and our business could be adversely affected.
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
A substantial portion of the services offered by talent and sought by clients on our work marketplace relates to information technology. If, for any reason, the market for information technology services declines, including as a result of the relaxation or lifting of restrictions intended to prevent the spread of COVID-19, a macroeconomic downturn, increased use of artificial intelligence, automation, or otherwise, if a sufficient number of qualified or desirable talent is not available on our work marketplace or willing to perform these services or businesses satisfy their needs for these services through alternative means, including through use of our competitors’ products or traditional employment relationships, or if the talent on our work marketplace are not located or able to work in specific geographic regions in which clients are seeking to engage remote talent, the growth in the number of users on our work marketplace may slow or decline and as a result our revenue and business may be adversely impacted. Geopolitical events have impacted and may continue to impact the market for information technology services on our work marketplace. For example, approximately 25% of client spend from our web, mobile, and software development category in 2021 was derived from work where either the talent or the client was located in the region impacted by Russia’s invasion of Ukraine, and immediately following the beginning of the invasion, we experienced meaningful reductions in activity from talent in the region.
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
Our business involves the storage, processing, and transmission of users’ proprietary, confidential, and personal information as well as the use of third-party partners and vendors who store, process, and transmit users’ proprietary, confidential, and personal information. We also maintain certain other proprietary and confidential information relating to our business and personal information of our personnel. Our systems, and the systems of our vendors and third-party partners, may be vulnerable to privacy or security incidents, such as computer viruses and other malicious software, physical or electronic break-ins, or vulnerabilities resulting from intentional or unintentional service provider actions, and similar disruptions that could make all or portions of our website or applications unavailable for periods of time. Any privacy or security incident, whether intentionally or unintentionally caused by us or by third parties, that we experience could result in unauthorized access to, misuse of, or unauthorized acquisition of our, our personnel’s, or our users’ data; the loss, corruption, or alteration of this data; interruptions in our operations; or damage to our computers or systems or those of our users. Any of these could expose us to claims, litigation, fines, enforcement actions, other potential liability, and reputational harm. Additionally, ransomware or other malware, viruses, social engineering (including business email compromise and related wire-transfer fraud), and general hacking in our industry have become more prevalent and more complex. Bad actors often try to take advantage of us, our users, and our vendors and third-party partners by using social engineering and other methods to persuade their victims to make fraudulent payments, or to download viruses, ransomware, or other malware into computer systems and networks. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target, we and our vendors and third-party partners may be unable to anticipate these techniques or to implement adequate preventative measures, despite our efforts to implement and maintain a robust information security program. Data security breaches and other privacy and security incidents may also result from non-technical means, such as, for example, actions taken by employees or contractors, such as talent that we engage on our work marketplace to perform services for us, and the likelihood of such incidents may increase as a result of our workforce working remotely. We are also more likely to be targeted with hacking, phishing or other cyber-attacks by individuals or organizations who are opposed to our decision to suspend business operations in Russia and Belarus. If we, our vendors, or third-party partners experience an actual or perceived breach or privacy or security incident, public perception of the effectiveness of our security measures and brand could be harmed, and we could lose users and business. In addition, significant unavailability of our work marketplace due to security breaches or other privacy and security incidents could cause users to decrease their use of or cease using our work marketplace. Any of these effects could adversely impact our business.
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
Our sales efforts are primarily targeted at large enterprise and other clients and prospects with larger, longer-term independent talent needs. For example, in the fourth quarter of 2021, we began increasing our investment in sales by expanding our sales team and we expect this investment to continue through 2022 as we increase our efforts to acquire clients of our Upwork Enterprise offering. As a result of our increased focus on these larger clients, we face greater costs, longer sales cycles, and less predictability in completing some of our sales and in increasing spend by existing clients. For larger clients, use of our work marketplace may require approvals by multiple departments and executive-level personnel and require us to provide greater levels of services and client education regarding the uses, benefits, security, privacy, worker classification, payments, and compliance services offered on our work marketplace. Larger enterprises typically have longer decision-making and implementation cycles and may demand more customization, greater indemnification and risk shifting, higher levels of support, a broader range of services, and greater payment flexibility. In addition, larger clients may require greater functionality and scalability that can lead to delays in sales or difficulties in growing client spend. We are often required to spend time and resources to better familiarize potential large enterprise clients with the value propositions of our work marketplace generally. Despite our efforts in familiarizing potential large enterprise clients with the benefits of our work marketplace, these potential clients may decide not to use our work marketplace if, among other reasons, they do not feel that their procurement or compliance needs are or will be met. In addition, sales opportunities with large clients may require us to devote greater sales and administrative support and professional services resources to individual clients, which could increase our costs, lengthen our sales cycle, and divert our own sales and professional services resources to a smaller number of larger clients. We may spend substantial time, effort, and money in our sales efforts without being successful in producing sales or growing client spend.
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
Our business depends on users transacting through our work marketplace. Despite our efforts to prevent them from doing so, users circumvent our work marketplace and engage with or take payment through other means to avoid the fees that we charge, and it is difficult or impossible to measure the losses associated with circumvention. Enhancements and changes we make with respect to our offerings, services, features, and fees may unintentionally cause, and may have unintentionally caused in the past, users to circumvent our work marketplace, such as our recent decision to consolidate our Upwork Basic and Plus offerings. In addition, circumvention by users of our work marketplace is likely to increase during a macroeconomic downturn, as users may be more cost-sensitive with respect to our fees. We may also face increased circumvention as a result of the effects of Russia’s invasion of Ukraine and our decision to suspend our business operations in Russia and Belarus. Moreover, certain changes we make to decrease circumvention by users have in the past and could again inadvertently result in user dissatisfaction, increased user circumvention, and a decline in user activity on our work marketplace. The loss of revenue associated with circumvention of our work marketplace has an adverse impact on our business, cash flows, operating results, and financial condition. In addition, our efforts to reduce circumvention may be costly or disruptive to implement, have results that are difficult or impossible to measure, fail to have the intended effect or have an adverse effect on our brand or user experience, cause users to cease using our work marketplace, reduce the attractiveness of our work marketplace, divert the attention of management, or otherwise harm our business.
If internet search engines’ methodologies or other channels that we utilize to direct traffic to our website are modified to our disadvantage, or our search result page rankings decline for other reasons, our user growth could decline.
We depend in part on various internet search engines, such as Google, as well as other channels to direct a significant amount of traffic to our website and mobile applications. Our ability to maintain the number of visitors directed to our website and mobile applications is not entirely within our control. For example, our competitors’ search engine optimization and other efforts such as paid search may result in their websites receiving a higher search result page ranking than ours, internet search engines or other channels that we utilize to direct traffic to our website have in the past and could again revise their methodologies or implement other changes or penalties that adversely impact traffic to our website, or we may make changes to our website or mobile applications that adversely impact our search engine optimization rankings and traffic to our website and mobile applications in order to comply with applicable regulatory requirements, requirements imposed by our vendors or third-party partners, or for other reasons. As a result, links to our website may not be prominent enough to drive sufficient traffic to our website, and we may not be able to influence the results.
Search engines and other channels that we utilize to drive users to our website and mobile applications periodically change their algorithms, policies, and technologies, sometimes in ways that cause traffic to our website and mobile applications to decline. These changes can also result in an interruption in users’ ability to access our website or a drop in our search ranking, or have other adverse impacts that negatively affect our ability to maintain and grow the number of users that visit our website or mobile applications. We may also be forced to significantly increase marketing expenditures in the event that market prices for online advertising and paid listings escalate or our organic ranking decreases. Any of these changes could have an adverse impact on our business, user acquisition, and operating results.
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
We currently host our work marketplace, serve our users, and support our operations using Amazon Web Services, which we refer to as AWS, a provider of cloud infrastructure services. We do not have control over the operations of the facilities of AWS that we use. AWS’s facilities are vulnerable to failure, damage, or interruption from a number of causes, including from earthquakes, hurricanes, floods, fires, cybersecurity attacks, terrorist attacks, power losses, telecommunications failures, and similar events or could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism, and other misconduct. The occurrence of any of these events, a decision to close the facilities or cease or limit providing services to us without adequate notice, or other unanticipated problems could result in interruptions to our work marketplace, including lengthy interruptions. Our work marketplace’s continuing and uninterrupted performance is critical to our success and users may become dissatisfied by any system failure that interrupts our ability to provide our work marketplace to them. We may not be able to easily switch our AWS operations to another cloud or other data center provider if there are disruptions or interference with our use of AWS, and, even if we do switch our operations, other cloud and data center providers are subject to the same risks. Sustained or repeated system failures could reduce the attractiveness of our work marketplace to users, cause users to decrease their use of or cease using our work marketplace, and adversely affect our business. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our work marketplace. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service and we cannot be certain that insurance will continue to be available to us on economically reasonable terms, or at all.
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
Mobile devices are increasingly used for marketplace transactions. A significant and growing portion of our users access our work marketplace through mobile devices, including through the use of mobile applications. Our mobile applications rely on third parties maintaining open application store platforms, including the Apple App Store and Google Play, which make current and new applications or new versions of our mobile applications available for download and use on mobile devices. We cannot assure you that the platforms through which we distribute our applications will maintain their current structures or terms of access, that such marketplaces will continue to make our mobile applications or newer versions of our mobile applications available for download, or that such marketplaces will not charge us new or additional fees or impose other new or additional requirements, including requirements that may be costly and burdensome to meet or may adversely affect user experience, to list our applications for download or offer services and offerings through our applications. Additionally, there is no guarantee that popular mobile devices will continue to support our work marketplace, that the use of mobile devices for payments or other transactions on our work marketplace will be available on commercially reasonable terms, or that mobile device users will use our work marketplace rather than competing products. We are dependent on the interoperability of our work marketplace with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems that degrade the functionality of or user experience on our website or applications or give preferential treatment to competitors could adversely affect the usage of our work marketplace on mobile devices. Additionally, in order to deliver high-quality mobile offerings, it is important that our offerings are designed effectively and work well with a range of mobile devices, technologies, systems, networks, and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing offerings that operate effectively with these devices, technologies, systems, networks, or standards. In the event that it is more difficult for our users to access and use our work marketplace on their mobile devices, our users find our mobile offering is not cost-effective, our users find our mobile offering does not meet their needs, our competitors develop offerings and services that are perceived to operate more effectively on mobile devices, or our users choose not to access or use our work marketplace on their mobile devices or use mobile products that do not offer access to our work marketplace, our user growth, user engagement, and business could be adversely impacted.
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
New laws, regulations, and orders enacted in response to the COVID-19 pandemic or the resulting macroeconomic downturn and uncertainty may also affect our business in ways that we do not anticipate, and existing laws and regulations may be interpreted and enforced differently than they have in the past in response to the pandemic. These laws may change rapidly and compliance may be costly to us. On the other hand, a loosening of these restrictions as certain geographic areas continue to reopen may result in a decline in user activity on our work marketplace. Likewise, as a result of Russia’s invasion of Ukraine, the United States, the United Kingdom, the EU, and other jurisdictions have issued broad-ranging economic sanctions. As the Russian invasion of Ukraine continues, there can be no certainty regarding whether such governments or other governments will impose additional sanctions, or other economic or military measures against Russia or Belarus. Although we have announced that we are suspending our business operations in Russia and Belarus, we continue to engage in certain legacy activity and therefore are subject to risks that we may not be in full compliance with any additional sanctions.

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
As we look to expand our international footprint over time, we may become obligated to comply with additional laws and regulations of the countries or markets in which we operate or have users or employees. We may be harmed if we are found to be subject to new or existing laws and regulations or if those laws are interpreted and applied to us in a manner that harms our business or is inconsistent with the application of U.S. laws, including those concerning worker classification, independent contractors, employment, payments, whistleblowing and worker confidentiality obligations, intellectual property, consumer protection, taxation, privacy, data security, benefits, unionizing and collective action, arbitration agreements and class action waiver provisions, unfair competition, terms of service, website accessibility, background checks, and escheatment. In addition, contractual provisions that are designed to protect and mitigate against risks, including terms of service, services agreements, arbitration and class action waiver provisions, disclaimers of warranties, limitations of liabilities, releases of claims, and indemnification provisions, could be deemed unenforceable as to the application of these laws and regulations by a court, arbitrator, or other decision-making body. If we are unable to comply with these laws and regulations or manage the complexity of global operations and supporting an international user base successfully or in a cost-effective manner, or if these laws and regulations are found to apply to our users or cause a decline in demand for talent services, our business, operating results, and financial condition could be adversely affected.

Having an international community of users and engaging talent internationally exposes us to risks that could have an adverse effect on our business, operating results, and financial condition, and these risks could increase as we seek to expand our international footprint.
Even though we currently have a limited physical presence outside of the United States, our users have a global footprint that subjects us to the risks of being found to do business internationally. We have users of our work marketplace located in over 180 countries, including some markets where we have limited experience, where challenges can be significantly different from those we have faced in more developed markets, and where business practices may create greater internal control risks. Further, certain skills and services are offered by talent concentrated in countries with higher risks of instability and geopolitical uncertainty. For example, approximately 25% of client spend from our web, mobile, and software development category in 2021 was derived from work where either the talent or the client was located in Ukraine, Russia, or Belarus. Russia’s invasion of Ukraine has interfered and may continue to interfere with talent’s ability to access our work marketplace and for us to support users in such countries and the surrounding region. In particular, in response to the ongoing war in Ukraine, we are suspending business operations in Russia and Belarus, which means that users in each of those countries will be prohibited from using our work marketplace for the duration of the suspension. In addition, we engage talent located in many countries to provide services for our managed services offering and to us for internal projects. As a result of our decision to suspend business operations in Russia and Belarus, we have also decided to suspend our engagements with talent in those countries that we engage on our work marketplace to perform services for us.
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
Risks inherent in conducting business with an international user base, engaging talent globally, localizing our work marketplace, and expanding our operations internationally include, but are not limited to:
•being deemed to conduct business or have operations in the jurisdictions where users, including talent that provide services to us, or employees are resident and being subject to their laws and regulatory requirements;
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
•geopolitical instability and security risks, such as armed conflict and civil or military unrest, political instability, human rights concerns, and terrorist activity in countries where we have users, such as the ongoing Russian war against Ukraine;
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
A misclassification determination, allegation, claim, or audit creates potential exposure for users and for us, including but not limited to reputational harm and monetary exposure arising from or relating to failure to withhold and remit taxes, unpaid wages, and wage and hour laws and requirements (such as those pertaining to minimum wage and overtime); claims for employee benefits, social security contributions, and workers’ compensation and unemployment insurance; claims of discrimination, harassment, and retaliation under civil rights laws; claims under laws pertaining to unionizing, collective bargaining, and other concerted activity; and other claims, charges, or other proceedings under laws and regulations applicable to employers and employees, including risks relating to allegations of joint employer liability. Such claims could result in monetary damages (including but not limited to wage-based damages or restitution, compensatory damages, liquidated damages, and punitive damages), interest, fines, penalties, costs, fees (including but not limited to attorneys’ fees), criminal and other liability, assessment, injunctive relief, or settlement. For example, particularly around the onset of the COVID-19 pandemic, these types of claims were more frequent in light of then-deteriorating macroeconomic conditions, more prone to agency error in light of overwhelmed agencies, more commonly submitted on a fraudulent basis, and more difficult to successfully oppose or appeal due to COVID-19 related delays, and such events may increase in frequency again if similar circumstances recur. Claims naming our company became, and may again become, prevalent in light of legislative and regulatory responses to the ongoing COVID-19 pandemic. These claims may also become more frequent as our brand awareness increases. Such a claim, allegation, or adverse determination, including but not limited to with respect to the talent that provide services to us, or the requirement for us to indemnify a client, could also harm our brand and reputation, which could adversely impact our business. While these risks are mitigated, in part, by our contractual rights of indemnification against third-party claims, any limitations or obligations that we include in our contracts with clients to limit our exposure to claims could be determined to be unenforceable, could be costly to enforce or ineffective, or may otherwise prove inadequate.
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
We receive, collect, store, process, transfer, and use personal information and other user data. There are numerous federal, state, local, and international laws and regulations regarding privacy, data protection, information security, and the collection, storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other data. The scope of these laws and regulations is changing, subject to differing interpretations, and may be inconsistent among states and countries, or conflict with other laws and regulations. We are also subject to the terms of our privacy policies and legal and contractual obligations to third parties related to privacy, data protection, and information security. The regulatory framework for privacy and data protection worldwide is, and is likely to remain for the foreseeable future, uncertain and complex, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that we do not anticipate or that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Further, any significant change to applicable laws, regulations, or industry practices regarding the collection, use, retention, security, or disclosure of the data of our users, employees, contractors, or others, or their interpretation or enforcement, or any changes regarding the manner in which the express or implied consent of users for the collection, use, retention, or disclosure of such data must be obtained, including in response to the ongoing COVID-19 pandemic, could increase our costs and require us to modify our services and features, possibly in a material manner, which we may be unable to complete in a cost-effective manner, or at all, and may limit our ability to store and process user data or develop new services and features.
We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security that are proposed and enacted in various jurisdictions. For example, Europe’s General Data Protection Regulation, which we refer to as the GDPR, and the UK General Data Protection Regulation (which implements the GDPR into UK law), impose stringent data protection requirements and provide for significant penalties for noncompliance. The CCPA requires, among other things, covered companies to provide certain disclosures to California consumers and allows such consumers abilities to opt-out of certain sales of personal data. The CCPA also provides for civil penalties for violations as well as a private right of action for data breaches that may increase data breach litigation. Further, the California Privacy Rights Act, which was passed in November 2020 and will be fully effective in January 2023, significantly modifies the CCPA. These modifications will require us to incur additional costs and expenses in our effort to comply. Virginia, Colorado, and Utah recently enacted similar data privacy legislation that will take effect in 2023, and several other states and countries are considering expanding or passing privacy laws in the near term. The enactment of more restrictive laws, rules, regulations, or future enforcement actions or investigations could impact us through increased costs or restrictions on our business, and noncompliance could result in regulatory penalties and significant legal liability. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our work marketplace.
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
Our subsidiary, Upwork Escrow, is licensed as an internet escrow agent under California’s Escrow Law and is subject to regulations applicable to internet escrow agents promulgated by the DFPI. While we have received two inquiries, each prior to 2014 and under outdated legal frameworks, from regulatory authorities inquiring whether we are engaging in payment activities, these inquiries were resolved in our favor and did not require us to obtain a license in the applicable jurisdiction.
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
We have voluntarily implemented an anti-money laundering compliance program designed to address the risk of our work marketplace being used to facilitate money laundering, terrorist financing, or other illegal activity. Our program may not be sufficient to prevent our work marketplace from being used to improperly move money or may be found not to satisfy the expectations of our partners or regulators. In addition, if we or a regulator determines that we are required to comply with the Bank Secrecy Act (BSA), 31 U.S.C. § 5311, or similar laws outside of the United States, we may be required to enhance or alter our anti-money laundering compliance program. We also have policies, procedures, and technology designed to allow us to comply with U.S. economic sanctions laws and prevent our work marketplace from being used to facilitate business in countries, regions, or with persons or entities included on designated lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Control, which we refer to as OFAC, and equivalent foreign authorities. Our efforts to comply with OFAC regulations may not be effective, including in preventing users from using our services within the OFAC-sanctioned countries and regions, our partners or regulators may determine they are insufficient, or we may be required to comply with new sanctions laws and regulations, which may require us to further revise or expand our compliance program. For example, as a result of Russia’s invasion of Ukraine, the United States, the United Kingdom, the EU, and other jurisdictions have issued broad-ranging economic sanctions. The result of such sanctions has negatively affected and may continue to affect our users and business. Given the technical limitations in developing controls to prevent, among other things, the ability of users to publish on our work marketplace false or deliberately misleading information or to develop sanctions-evasion methods, it is possible that we may inadvertently and without our knowledge provide services to individuals or entities that have been designated by OFAC or are located in a country subject to an embargo by the United States that may not be in compliance with the economic sanctions regulations administered by OFAC.
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
We may be subject to export controls and other sanctions regulations that prohibit the shipment or provision of certain products and services to certain countries, governments, and persons, and new export controls and sanctions are promulgated from time to time, including the recent application of new and broad-ranging sanctions and export controls enacted as a result of Russia’s invasion of Ukraine. While we take precautions to prevent aspects of our work marketplace from being exported in violation of export controls and sanctions, including implementing internet protocol address blocking and obtaining and relying on licenses, when applicable, we cannot guarantee that the precautions we take will prevent violations of export control and sanctions laws. If we are found to be in violation of U.S. or international sanctions or export control laws, it could result in substantial fines and penalties for us and for the persons working for us. In addition, our users may be subject to export control laws that do not apply to us and we may not be able to determine the applicability of such export control laws, and any violations by them could harm our reputation.

In addition, various countries regulate the import and export of certain encryption and other technology, which have been expanded in response to the Russian war against Ukraine, including imposing import and export permitting and licensing requirements, and have enacted laws that could limit our ability to distribute aspects of our work marketplace or could limit our users’ ability to access our work marketplace in those countries. Changes in our work marketplace, or future changes in export and import regulations or revocation or inapplicability of our licenses may prevent our international users from utilizing our work marketplace or, in some cases, prevent the export or import of our work marketplace to certain countries, governments, or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our work marketplace by existing or potential users with international operations. Any decreased use of our work marketplace or limitation on our ability to export or sell our products would likely adversely affect our business, operating results, and financial results.
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
Any litigation or other disputes relating to allegations of intellectual property infringement could subject us to significant legal costs and liability for damages, invalidate our proprietary rights, or force us to do one or more of the following:
•suspend or cease conducting certain operations in some or all jurisdictions, or stop using technology that contains the allegedly infringing intellectual property;
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
We have a history of incurring net losses, and we expect to incur net losses for the foreseeable future. For the three months ended March 31, 2022 and years ended December 31, 2021 and 2020, we incurred net losses of $24.7 million, $56.2 million, and $22.9 million, respectively. As of March 31, 2022, we had an accumulated deficit of $275.8 million. We have made, and expect to continue to make, significant expenditures related to the development and expansion of our business, including investing in marketing programs and activities, such as brand promotion efforts, including those designed to reach new and existing clients seeking to engage remote talent in light of the ongoing shift toward remote work; expanding our sales force; enhancing our Upwork Enterprise and other premium offerings; expanding our services and features; expanding our international user base; localizing our offerings in select locations; broadening and deepening the categories on our work marketplace; promoting client engagement of the talent that typically optimize to deliver larger projects, including through our Upwork Payroll offering; enhancing our mobile product offering and our U.S.-to-U.S. domestic marketplace offering; and in connection with legal, accounting, and other administrative expenses related to operating as a public company. For example, beginning in the fourth quarter of 2021, we increased our investment in brand marketing and to a lesser extent, our investment in sales by expanding our sales team, and we expect to continue these increased investments throughout 2022. These and other efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. While our revenue has grown in recent years, we may not be able to sustain the same level of growth in future periods, or at all. For example, we experienced a reduction in the growth of GSV and revenue in the second quarter of 2020 due to the effects of the COVID-19 pandemic and could experience a similar reduction in GSV and revenue growth once the impact of the COVID-19 pandemic subsides and users return more frequently to physical offices or are otherwise no longer subject to restrictions related to the COVID-19 pandemic. If our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods and the trading price of our common stock could decline. As a result, we may continue to generate losses. We cannot ensure that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.
Our operating results may fluctuate from quarter to quarter, which makes our future results difficult to predict.
Our quarterly operating results have fluctuated in the past and may fluctuate in the future, particularly during the macroeconomic uncertainty caused by the ongoing COVID-19 pandemic. Additionally, we have a limited operating history under our current business strategy and pricing model, and we make pricing, product, and other changes from time to time, all of which make it difficult to forecast our future results. As a result, you should not rely upon our past quarterly operating results as indicators of future performance. You should take into account the risks, difficulties, and uncertainties frequently encountered by companies in highly competitive and rapidly evolving markets. Our operating results in any given quarter can be influenced by numerous factors, many of which are unpredictable or are outside of our control, including:
•uncertainty regarding demand for our work marketplace following the COVID-19 pandemic;
•Russia’s invasion of Ukraine, our decision to suspend our business operations in Russia and Belarus, the broad-ranging economic sanctions issued as a result of the invasion, and the resulting macroeconomic uncertainty;
•ongoing uncertainty and impact on the global economy and spending by large, medium, and small companies relating to the COVID-19 pandemic, the shift to remote work, availability of qualified and in-demand talent, and uncertainty regarding the timing and nature of any future macroeconomic downturn, as discussed further below;
•our ability to generate significant revenue from our marketplace offerings, such as our Upwork Enterprise and other premium offerings, including newly introduced offerings;

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
•ongoing uncertainty regarding U.S. and global political conditions, including military conflicts in geographic locations where a portion of our remote workforce and a large number of our users reside, such as in Ukraine;
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
•the impact of consolidating or terminating existing offerings and services, including our recently announced plan to combine our Upwork Basic and Plus offerings into a single service plan;
•our ability to attract, retain, and grow small- and medium-sized business clients;
•the number of users circumventing our work marketplace and our fees, which could increase during macroeconomic downturns or as a result of changes to our pricing model;
•the disbursement methods chosen by talent and changes in the mix of disbursement methods offered;
•changes to our offerings and pricing model, including associated fees, and any resulting change in our ability to generate revenue, such as the pricing and packaging of Connects purchases and our consolidation of our Upwork Basic and Plus offerings, how we recognize revenue, or changes in user behavior in response to such changes;

•fluctuations in the prices that talent charge clients on our work marketplace, including as a result of a rise in inflation, which may impact the amount of revenue we recognize as a percentage of GSV due to our tiered pricing model for talent service fees;
•ransomware, data security, or privacy breaches or incidents and associated remediation costs and reputational harm;
•the impact of fraud, spam, fake accounts, and other illegal activity on our work marketplace;
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
We track certain performance metrics, including active clients and GSV per active client, both of which we began reporting in the third quarter of 2021, as well as GSV and marketplace take rate with internal tools, which are not independently verified by any third-party. Our internal tools have a number of limitations and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we report. If the internal tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. In addition, limitations or errors with respect to how we measure data, or the accuracy of the data that we measure, may affect our understanding of certain details of our business, which could affect our longer-term strategies. If our performance metrics are not accurate representations of our business, user base, or traffic levels; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, our reputation may be harmed, we may be subject to legal or regulatory actions, and our operating and financial results could be adversely affected. In addition, from time to time we may change the performance metrics that we track, including metrics that we report, and any new performance metrics will also be subject to the foregoing limitations and risks. For example, in order to provide more relevant insight into our current business performance and align with how management views the business, beginning in the third quarter of 2021, we ceased reporting the performance metrics tracking the number of core clients and client spend retention, and instead began reporting in the third quarter of 2021, the performance metrics tracking the number of active clients and GSV per active client.
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
We currently report, collect, and remit indirect taxes on our fees in a number of jurisdictions and may begin reporting, collecting, and remitting indirect taxes in additional jurisdictions. Our reporting and collection of indirect taxes on our fees in these jurisdictions may increase our costs or costs of our users, which may cause our users to circumvent our work marketplace or use other platforms or other alternatives that do not collect indirect taxes on their fees. In addition, tax authorities may raise questions about, challenge or disagree with our determination as to whether we are obligated to collect indirect taxes or our calculation, reporting, or collection of taxes and may require us to remit additional taxes and interest, and could impose associated penalties and fees. Should any new taxes become applicable or the application of existing taxes be deemed to apply to us or our users, or if the taxes we pay are found to be deficient, our business could be adversely impacted. We have in the past been, and may in the future be, audited by tax authorities with respect to non-income taxes, and we may have exposure to additional non-income tax liabilities, which could have an adverse effect on our operating results and financial condition. In addition, our future effective tax rates could be favorably or unfavorably affected by changes in tax rates, changes in the valuation of our deferred tax assets or liabilities, the effectiveness of our tax planning strategies, or changes in tax laws or their interpretation. Such changes could have an adverse impact on our operating results and financial condition.
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
As we expand our international footprint and make more services available to our users internationally, we will become more exposed to the effects of fluctuations in currency exchange rates. Although we expect an increasing number of sales contracts to be denominated in currencies other than the U.S. dollar in the future, all of our sales contracts are and have historically been denominated in U.S. dollars. However, we offer clients the option to settle invoices denominated in U.S. dollars in the local currencies of several non-U.S. countries, and therefore, a portion of our revenue is subject to foreign currency risk. While we currently use derivative instruments to hedge certain exposures to fluctuations in foreign currency exchange rates, the use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, geopolitical or macroeconomic events may also cause volatility in currency exchange rates between the U.S. dollar and other currencies, such as the Euro. Additionally, a strengthening of the U.S. dollar could increase the real cost of transacting on our work marketplace to clients located outside of the United States and could result in a loss of such clients, which could adversely affect our business, operating results, financial condition, and cash flows.

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
The market price of our common stock has been and may continue to be volatile, particularly as a result of broader stock market fluctuations and in light of the macroeconomic uncertainty created by Russia’s invasion of Ukraine and the COVID-19 pandemic, including as new variants of COVID-19 emerge. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control and some of which will be impacted by Russia’s invasion of Ukraine, the COVID-19 pandemic, and the resulting macroeconomic uncertainty, including:
•actual or anticipated fluctuations in our revenue and other operating results;

•changes in or our withdrawal of the financial projections we provide to the public, such as our withdrawal of financial guidance in the first quarter of 2022, or our failure to meet these projections;
•overall performance of the equity markets, including as a result of unfavorable investor sentiment toward unprofitable companies;
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
•rising interest rates and inflation;
•political changes or events, such as the ongoing U.S. and global political and international relations environment; and
•other events or factors, including those resulting from war, incidents of terrorism, or responses to these events, including our decision to suspend business operations in Russia and Belarus.
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies, technology companies and unprofitable companies in particular, have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies and are attributable, in part, to outside factors such as Russia’s invasion of Ukraine and the COVID-19 pandemic and their impact on the global economy, including rising interest rates. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.

Sales of substantial amounts of our common stock in the public markets, particularly sales by our directors, executive officers, and significant stockholders, or the perception that these sales could occur, could cause the market price of our common stock to decline and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, particularly sales by our directors, executive officers, and significant stockholders. The perception that these sales might occur may also cause the market price of our common stock to decline. All shares of our common stock are freely tradable, generally without restrictions or further registration under the Securities Act of 1933, as amended, which we refer to as the Securities Act, subject to certain exceptions for shares held by our “affiliates” as defined in Rule 144 under the Securities Act. In addition, the shares issued upon exercise of outstanding stock options or settlement or outstanding restricted stock units will be available for immediate resale in the United States on the open market.
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
In August 2021, we issued the Notes, which have an aggregate principal amount of $575.0 million. The Notes are senior, unsecured obligations of the Company and will bear interest at a rate of 0.25% per year. The Notes will mature on August 15, 2026, unless earlier redeemed, repurchased, or converted in accordance with the terms of the Notes. As of March 31, 2022, we had $575.0 million indebtedness. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our stockholders and our business, results of operations and financial condition by, among other things:
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
In connection with the Notes, we entered into the Capped Calls, with various financial institutions, which we refer to as the option counterparties. The Capped Calls are expected generally to reduce the potential dilution to our common stock upon any conversion of the Notes and/or offset any potential cash payments we are required to make in excess of the principal amount upon conversion of any Notes, with such reduction and/or offset subject to a cap.
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
Our business depends on the overall demand for labor and on the economic health of current and prospective clients that use our work marketplace. Any significant weakening of the economy in the United States or Europe or of the global economy, including the worsening of the ongoing labor shortage or the continued rise in inflation, more limited availability of credit, a reduction in business confidence and activity, decreased government spending, economic and political uncertainty, financial turmoil affecting the banking system or financial markets, trade wars, sanctions, and higher tariffs, a more limited market for independent professional service providers or information technology services, shifts away from remote work, and other adverse economic or market conditions may adversely impact our business and operating results. Global economic and political events or uncertainty, such as Russia’s invasion of Ukraine, has caused, and may continue to cause, some of our current or potential users to curtail their use of our work marketplace, and may ultimately result in new regulatory and cost challenges to our operations, including sanctions imposed in response to such events. See the risk factor titled “Russia’s invasion of Ukraine and our decision to suspend our business operations in Russia and Belarus have affected and may continue to affect our business and results of operations” above for additional information. In addition, small- and medium-sized businesses were disproportionately impacted by the macroeconomic downturn caused by the COVID-19 pandemic, some of which reduced their spend on our work marketplace. These adverse conditions resulted, and may again result, in reductions in revenue, increased operating expenses, longer sales cycles, and increased competition. There is also risk that when overall global economic conditions are positive, our business could be negatively impacted by a decreased demand for talent as businesses utilize more full-time employees relative to their use of independent contractors. We cannot predict the timing, strength, or duration of any economic slowdown, or any subsequent recovery generally. If the conditions in the general economy deteriorate, as a result of Russia’s invasion of Ukraine, the COVID-19 pandemic, or otherwise, our business, financial condition, and operating results could be adversely affected.
We may be adversely affected by natural disasters and other catastrophic events, including the ongoing COVID-19 pandemic, by man-made problems such as terrorism, or failures of technology, that could disrupt our business operations and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
A significant natural disaster, such as an earthquake, blizzard, hurricane, fire, flood, or other catastrophic event, such as a power loss or telecommunications failure, or other technological failure resulting in the permanent destruction of data, could have a material adverse impact on our business, financial condition, and operating results. In the event of natural disaster or other catastrophic event, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our work marketplace, lengthy interruptions in service, security breaches, and loss of critical data, all of which could have an adverse effect on our operating results. Certain of our departments are situated primarily in one geographical area and any natural disaster or catastrophic event to such area or the surrounding communities where our employees live may impact productivity or revenue generating activities by employees based in that office. Our corporate headquarters and many key personnel are located in the San Francisco Bay Area, a region known for seismic activity and catastrophic fires. In addition, natural disasters and other catastrophic events could affect our partners’ ability to perform services for users on a timely basis. In the event any such partners’ information technology systems or service abilities are hindered by any of the events discussed above, our ability to provide our work marketplace and other services may be impaired, resulting in missing financial targets for a particular quarter or year, or longer period. Further, if a natural disaster or other catastrophic event occurs in a region from which we derive a significant portion of our revenue, users in that region may delay or forego use of our work marketplace or other services, which may adversely impact our operating results. In addition, acts of terrorism, civil disorder, public health pandemics (including the COVID-19 pandemic), or military conflict (including Russia’s invasion of Ukraine) have caused and could again cause disruptions in our business or the business and activity of our partners, users, or the economy as a whole. These disruptions may be more severe than in the case of natural disasters. All of the aforementioned risks may be exacerbated if our or our partners’ business continuity and disaster recovery plans prove to be inadequate. To the extent that any of the above results in delays or reductions in platform availability, activities or other services, our business, financial condition, and operating results would be adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference	Filed Herewith
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).		X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.		X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.		X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.		X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.		X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.		X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).		X
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

UPWORK INC.

Date: April 27, 2022	By:	/s/ Hayden Brown
Hayden Brown
President and Chief Executive Officer (Principal Executive Officer)

Date: April 27, 2022	By:	/s/ Jeff McCombs
Jeff McCombs
Chief Financial Officer (Principal Financial and Accounting Officer)