Form 10-Q
period 2022-06-30
UPWORK, INC
filed 2022-07-27
CIK 1627475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of June 30, 2022, there were 130,530,889 shares of the registrant’s common stock outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
UPWORK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share data)	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$135,370	$187,205
Marketable securities	532,258	497,566
Funds held in escrow, including funds in transit	188,445	160,813
Trade and client receivables – net of allowance of $8,182 and $3,410 as of June 30, 2022 and December 31, 2021, respectively	69,858	66,826
Prepaid expenses and other current assets	18,374	17,243
Total current assets	944,305	929,653
Property and equipment, net	20,823	21,329
Goodwill	118,219	118,219
Operating lease asset	9,164	10,682
Other assets, noncurrent	1,503	1,178
Total assets	$1,094,014	$1,081,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,281	$4,996
Escrow funds payable	188,445	160,813
Accrued expenses and other current liabilities	45,678	45,742
Deferred revenue	23,983	22,083
Total current liabilities	263,387	233,634
Debt, noncurrent	562,780	561,299
Operating lease liability, noncurrent	14,044	16,753
Other liabilities, noncurrent	7,484	9,858
Total liabilities	847,695	821,544
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.0001 par value; 490,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 130,530,889 and 129,130,478 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	13	13
Additional paid-in capital	550,711	511,096
Accumulated other comprehensive loss	(4,783)	(528)
Accumulated deficit	(299,622)	(251,064)
Total stockholders’ equity	246,319	259,517
Total liabilities and stockholders’ equity	$1,094,014	$1,081,061
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2022	2021	2022	2021
Revenue	$156,898	$124,181	$298,235	$237,800
Cost of revenue	40,857	33,083	78,773	63,524
Gross profit	116,041	91,098	219,462	174,276
Operating expenses
Research and development	35,830	28,124	73,991	54,737
Sales and marketing	63,283	45,817	120,925	85,421
General and administrative	33,324	32,355	62,465	55,886
Provision for transaction losses	6,652	1,197	8,781	2,324
Total operating expenses	139,089	107,493	266,162	198,368
Loss from operations	(23,048)	(16,395)	(46,700)	(24,092)
Interest expense	1,120	110	2,245	309
Other (income) expense, net	(375)	17	(443)	(61)
Loss before income taxes	(23,793)	(16,522)	(48,502)	(24,340)
Income tax provision	(27)	(16)	(56)	(33)
Net loss	$(23,820)	$(16,538)	$(48,558)	$(24,373)

Net loss per share, basic and diluted	$(0.18)	$(0.13)	$(0.37)	$(0.19)
Weighted-average shares used to compute net loss per share, basic and diluted	130,061	126,742	129,707	126,011

Other comprehensive loss, net of tax:
Net unrealized holding loss on marketable securities, net	$(1,405)	$(2)	$(4,255)	$(25)
Total comprehensive loss	(25,225)	(16,540)	(52,813)	(24,398)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended June 30, 2022	Shares	Amount
Balances as of March 31, 2022	129,651,218	$13	$528,516	$(3,378)	$(275,802)	$249,349
Issuance of common stock upon exercise of stock options	147,127	—	556	—	—	556
Stock-based compensation expense	—	—	18,990	—	—	18,990
Issuance of common stock for settlement of RSUs	570,919	—	—	—	—	—
Tides Foundation common stock warrant expense	—	—	187	—	—	187
Issuance of common stock in connection with employee stock purchase plan	161,625	—	2,462	—	—	2,462
Unrealized loss on marketable securities	—	—	—	(1,405)	—	(1,405)
Net loss	—	—	—	—	(23,820)	(23,820)
Balances as of June 30, 2022	130,530,889	$13	$550,711	$(4,783)	$(299,622)	$246,319

(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended June 30, 2021	Shares	Amount
Balances as of March 31, 2021	125,962,107	$13	$508,151	$(4)	$(202,659)	$305,501
Issuance of common stock upon exercise of stock options	926,721	—	3,130	—	—	3,130
Stock-based compensation expense	—	—	13,562	—	—	13,562
Issuance of common stock for settlement of RSUs	492,503	—	—	—	—	—
Tides Foundation common stock warrant expense	—	—	187	—	—	187
Issuance of common stock in connection with employee stock purchase plan	235,458	—	2,688	—	—	2,688
Unrealized loss on marketable securities	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(16,538)	(16,538)
Balances as of June 30, 2021	127,616,789	$13	$527,718	$(6)	$(219,197)	$308,528

(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Six Months Ended June 30, 2022	Shares	Amount
Balances as of December 31, 2021	129,130,478	$13	$511,096	$(528)	$(251,064)	$259,517
Issuance of common stock upon exercise of stock options	271,221	—	1,044	—	—	1,044
Stock-based compensation expense	—	—	35,734	—	—	35,734
Issuance of common stock for settlement of RSUs	967,565	—	—	—	—	—
Tides Foundation common stock warrant expense	—	—	375	—	—	375
Issuance of common stock in connection with employee stock purchase plan	161,625	—	2,462	—	—	2,462
Unrealized loss on marketable securities	—	—	—	(4,255)	—	(4,255)
Net loss	—	—	—	—	(48,558)	(48,558)
Balances as of June 30, 2022	130,530,889	$13	$550,711	$(4,783)	$(299,622)	$246,319

(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
Six Months Ended June 30, 2021	Shares	Amount
Balances as of December 31, 2020	124,795,222	$12	$494,103	$19	$(194,824)	$299,310
Issuance of common stock upon exercise of stock options	1,675,117	1	5,726	—	—	5,727
Stock-based compensation expense	—	—	24,826	—	—	24,826
Issuance of common stock for settlement of RSUs	910,992	—	—	—	—	—
Tides Foundation common stock warrant expense	—	—	375	—	—	375
Issuance of common stock in connection with employee stock purchase plan	235,458	—	2,688	—	—	2,688
Unrealized loss on marketable securities	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	(24,373)	(24,373)
Balances as of June 30, 2021	127,616,789	$13	$527,718	$(6)	$(219,197)	$308,528
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,558)	$(24,373)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for transaction losses	8,310	1,907
Depreciation and amortization	4,025	5,748
Amortization of debt issuance costs	1,481	39
Amortization of premium of purchases of marketable securities, net	800	22
Amortization of operating lease asset	1,518	1,774
Tides Foundation common stock warrant expense	375	375
Stock-based compensation expense	35,715	24,760
Impairment expense	—	7,389
Changes in operating assets and liabilities:
Trade and client receivables	(10,861)	(16,835)
Prepaid expenses and other assets	(1,206)	(2,871)
Operating lease liability	(2,614)	(861)
Accounts payable	280	2,168
Accrued expenses and other liabilities	(3,465)	(273)
Deferred revenue	2,278	3,451
Net cash provided by (used in) operating activities	(11,922)	2,420
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(231,350)	(29,967)
Proceeds from maturities of marketable securities	191,607	64,500
Purchases of property and equipment	(602)	(334)
Internal-use software and platform development costs	(2,824)	(3,581)
Net cash provided by (used in) investing activities	(43,169)	30,618
CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in escrow funds payable	27,632	30,040
Proceeds from exercises of stock options	1,044	5,727
Proceeds from employee stock purchase plan	2,462	2,688
Repayment of debt	—	(3,786)
Net cash provided by financing activities	31,138	34,669
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(23,953)	67,707
Cash, cash equivalents, and restricted cash—beginning of period	352,058	232,463
Cash, cash equivalents, and restricted cash—end of period	$328,105	$300,170
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$785	$283
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
Property and equipment purchased but not yet paid	$46	$39
Internal-use software and platform development costs incurred but not yet paid	$157	$36
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
The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by U.S. GAAP.
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
Risks and Uncertainties
Due to Russia’s invasion of Ukraine, which began in February 2022, and the resulting sanctions and other actions against Russia and Belarus, there has been uncertainty and disruption in the global economy. In March 2022, the Company suspended business operations in Russia and Belarus, announcing that contracts with talent or clients in Russia or Belarus would be required to wind down by May 1, 2022.
Although the Russian war against Ukraine did not have a material adverse impact on the Company’s revenue or other financial results for the three and six months ended June 30, 2022, at this time the Company is unable to fully assess the aggregate impact the Russian war against Ukraine will have on its business due to various uncertainties, which include, but are not limited to, the duration of the war, the ability of talent based in Ukraine to continue working, the war’s effect on the economy, its impact to the businesses of the Company’s clients, and actions that may be taken by governmental authorities related to the war.
Summary of Significant Accounting Policies
The significant accounting policies applied in the Company’s audited consolidated financial statements, as disclosed in the Annual Report, are applied consistently in these unaudited interim condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
The Company has reviewed the accounting pronouncements issued during the six months ended June 30, 2022 and concluded they were either not applicable or not expected to have a material impact on the Company’s condensed consolidated financial statements.
Note 3—Revenue
Disaggregation of Revenue
See “Note 9—Segment and Geographical Information” for the Company’s revenue disaggregated by type of service and geographic area.
Remaining Performance Obligations
As of June 30, 2022, the Company had approximately $30.7 million of remaining performance obligations. The Company’s remaining performance obligations primarily consist of transaction price that has been allocated to unexercised material rights related to the Company’s arrangements with talent subject to tiered service fees. The remaining transaction price allocated to other performance obligations is immaterial. As of June 30, 2022, the Company expects to recognize approximately $24.0 million over the next 12 months, with the remaining balance recognized thereafter.
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

Contract Balances
The following table provides information about the balances of the Company’s trade and client receivables, net of allowance and contract liabilities included in deferred revenue and other liabilities, noncurrent:

(In thousands)	June 30, 2022	December 31, 2021
Trade and client receivables, net of allowance	$69,858	$66,826
Contract liabilities
Deferred revenue	23,983	22,083
Deferred revenue (component of other liabilities, noncurrent)	6,728	6,349
During the three and six months ended June 30, 2022, changes in the contract liabilities balances were a result of normal business activity and deferral, and subsequent recognition, of revenue related to arrangements with talent subject to tiered service fees and related allocation of transaction price to material rights.
Revenue recognized during the three and six months ended June 30, 2022 that was included in deferred revenue as of March 31, 2022 and December 31, 2021 was $8.6 million and $13.1 million, respectively. Revenue recognized during the three and six months ended June 30, 2021 that was included in deferred revenue as of March 31, 2021 and December 31, 2020 was $6.1 million and $9.6 million, respectively.
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

The Company’s financial instruments that are carried at fair value consist of Level I and Level II assets as of June 30, 2022 and December 31, 2021. The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

(In thousands) June 30, 2022	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$16,230	$—	$—	$16,230	$16,230	$—
Level I
Money market funds	119,140	—	—	119,140	119,140	—
Treasury bills	114,508	—	(457)	114,051	—	114,051
U.S. government securities	117,354	—	(2,214)	115,140	—	115,140
Total Level I	351,002	—	(2,671)	348,331	119,140	229,191
Level II
Commercial paper	109,347	—	(293)	109,054	—	109,054
Corporate bonds	147,576	—	(1,386)	146,190	—	146,190
Commercial deposits	11,137	—	(61)	11,076	—	11,076
Asset-backed securities	30,458	—	(298)	30,160	—	30,160
Yankee bonds	6,657	—	(70)	6,587	—	6,587
Total Level II	305,175	—	(2,108)	303,067	—	303,067
Total	$672,407	$—	$(4,779)	$667,628	$135,370	$532,258

(In thousands) December 31, 2021	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$16,596	$—	$—	$16,596	$16,596	$—
Level I
Money market funds	108,204	—	—	108,204	108,204	—
Treasury bills	89,992	1	—	89,993	15,000	74,993
U.S. government securities	94,839	—	(285)	94,554	—	94,554
Total Level I	293,035	1	(285)	292,751	123,204	169,547
Level II
Commercial paper	171,918	—	—	171,918	29,544	142,374
Corporate bonds	183,303	1	(217)	183,087	17,861	165,226
Asset-backed securities	13,749	—	(11)	13,738	—	13,738
Yankee bonds	6,693	—	(12)	6,681	—	6,681
Total Level II	375,663	1	(240)	375,424	47,405	328,019
Total	$685,294	$2	$(525)	$684,771	$187,205	$497,566

Unrealized Investment Losses
The following table summarizes, for all debt securities classified as available for sale in an unrealized loss position as of June 30, 2022, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position. As of June 30, 2022, there were no securities in a continuous unrealized loss position greater than 12 months. Unrealized losses as of December 31, 2021 were immaterial.

(In thousands)	Less Than 12 Months		Total
Duration of unrealized losses	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Money market funds	$119,140	$—	$119,140	$—
Commercial paper	109,054	(293)	109,054	(293)
Treasury bills	114,051	(457)	114,051	(457)
U.S. government securities	115,140	(2,214)	115,140	(2,214)
Corporate bonds	146,190	(1,386)	146,190	(1,386)
Asset-backed securities	30,160	(298)	30,160	(298)
Yankee bonds	6,587	(70)	6,587	(70)
Commercial deposits	11,076	(61)	11,076	(61)
Total	$651,398	$(4,779)	$651,398	$(4,779)
For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the securities. As of June 30, 2022 and December 31, 2021, the decline in fair value of these securities was due to increases in interest rates and not due to credit related factors. As of June 30, 2022 and 2021, the Company considered any decreases in market value to be temporary in nature and did not consider any of the Company’s marketable securities to be other-than-temporarily impaired. As such, the Company did not record any impairment charges with respect to its marketable securities during each of the three and six months ended June 30, 2022 and 2021.
Note 5—Balance Sheet Components
Cash and Cash Equivalents, Restricted Cash, and Funds Held In Escrow, Including Funds In Transit
The following table reconciles cash and cash equivalents, restricted cash, and funds held in escrow that are restricted as reported in the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows as of June 30, 2022 and December 31, 2021:

(In thousands)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$135,370	$187,205
Restricted cash	4,290	4,040
Funds held in escrow, including funds in transit	188,445	160,813
Total cash, cash equivalents, and restricted cash as shown in the condensed consolidated statement of cash flows	$328,105	$352,058

Property and Equipment, Net
Property and equipment, net consisted of the following:

(In thousands)	June 30, 2022	December 31, 2021
Computer equipment and software	$6,044	$5,493
Internal-use software and platform development	28,631	25,738
Leasehold improvements	11,644	11,644
Office furniture and fixtures	3,365	3,365
Total property and equipment	49,684	46,240
Less: accumulated depreciation	(28,861)	(24,911)
Property and equipment, net	$20,823	$21,329
For the three months ended June 30, 2022 and 2021, depreciation expense related to property and equipment was $0.8 million and $1.0 million, respectively. For the six months ended June 30, 2022 and 2021, depreciation expense related to property and equipment was $1.6 million and $2.0 million, respectively.
For the three months ended June 30, 2022 and 2021, the Company capitalized $1.7 million and $1.3 million of internal-use software and platform development costs, respectively. For the six months ended June 30, 2022 and 2021, the Company capitalized $2.9 million and $3.4 million of internal-use software and platform development costs, respectively.
For the three months ended June 30, 2022 and 2021, amortization expense related to the capitalized internal-use software and platform development costs was $1.2 million and $1.6 million, respectively. For the six months ended June 30, 2022 and 2021, amortization expense related to the capitalized internal-use software and platform development costs was $2.4 million and $3.1 million, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(In thousands)	June 30, 2022	December 31, 2021
Accrued compensation and related benefits	$9,032	$23,047
Accrued vendor expenses	12,467	7,728
Operating lease liability, current	6,410	6,315
Accrued indirect taxes	11,628	4,137
Accrued payment processing fees	2,407	2,085
Accrued talent costs	2,260	1,417
Other	1,474	1,013
Total accrued expenses and other current liabilities	$45,678	$45,742
Note 6—Commitments and Contingencies
Letters of Credit
In conjunction with the Company’s operating lease agreements, as of June 30, 2022 and December 31, 2021, the Company had three irrevocable letters of credit outstanding in the aggregate amount of $0.8 million. The letters of credit are collateralized by restricted cash in the same amount. No amounts had been drawn against these letters of credit as of June 30, 2022 and December 31, 2021.

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
As of June 30, 2022 and December 31, 2021, the Company was not a party to any material legal proceedings or claims, nor is the Company aware of any pending or threatened litigation or claims, including non-income tax matters, that could reasonably be expected to have a material adverse effect on its business, operating results, cash flows, or financial condition. Accordingly, the amounts accrued for contingencies for which the Company believes a loss is probable were not material as of June 30, 2022 and December 31, 2021.
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
Note 7—Debt
The following table presents the carrying value of the Company’s debt obligations as of June 30, 2022 and December 31, 2021:

(In thousands)	June 30, 2022	December 31, 2021
Convertible senior notes	$575,000	$575,000
Less: unamortized debt issuance costs	(12,220)	(13,701)
Balance	562,780	561,299
Debt, current	—	—
Debt, noncurrent	$562,780	$561,299
Weighted-average interest rate	0.77%	0.76%
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
The Notes are senior, unsecured obligations of the Company and bear interest at a rate of 0.25% per year. Interest will accrue from August 10, 2021 and is payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2022, and the principal amount of the Notes will not accrete. The Notes will mature on August 15, 2026, unless earlier redeemed, repurchased, or converted in accordance with the terms of the Notes.
Holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount at the option of the holder (i) on or after May 15, 2026, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date, and (ii) prior to the close of business on the business day immediately preceding May 15, 2026, only upon satisfaction of certain conditions and during certain periods specified as follows:
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
For the three months ended June 30, 2022, interest expense was $0.4 million and amortization of the issuance costs was $0.7 million related to the Notes. For the six months ended June 30, 2022, interest expense was $0.7 million and amortization of the issuance costs was $1.5 million related to the Notes. As of June 30, 2022, the if-converted value of the Notes did not exceed the outstanding principal amount. As of June 30, 2022, the total estimated fair value of the Notes was $443.9 million and was determined based on a market approach using actual bids and offers of the Notes in an over-the-counter market on the last trading day of the period. The Company considers these assumptions to be Level II inputs in accordance with the fair value hierarchy described in “Note 4—Fair Value Measurements.”
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

Note 8—Net Loss per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Numerator:
Net loss	$(23,820)	$(16,538)	$(48,558)	$(24,373)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	130,060,694	126,742,452	129,707,197	126,010,689

Net loss per share, basic and diluted	$(0.18)	$(0.13)	$(0.37)	$(0.19)
The following potentially dilutive shares were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	As of June 30,
	2022	2021
Options to purchase common stock	3,992,597	4,636,338
Common stock issuable upon exercise of common stock warrants	350,000	400,000
Common stock issuable upon vesting of restricted stock units	7,695,246	5,066,960
Common stock issuable in connection with employee stock purchase plan	1,149,219	287,448
Common stock issuable in connection with convertible senior notes	8,701,935	—
Total	21,888,997	10,390,746
Note 9—Segment and Geographical Information
The Company operates as one operating and reportable segment for purposes of allocating resources and evaluating financial performance.
The following table sets forth total revenue by type of service for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Marketplace
Basic, Plus, Client Marketplace(1) and other	$132,029	$105,963	$250,696	$203,676
Enterprise	12,296	8,497	23,054	15,454
Managed services	12,573	9,721	24,485	18,670
Total revenue	$156,898	$124,181	$298,235	$237,800
(1) In April 2022, the Company combined its Upwork Basic and Plus client offerings into a new Client Marketplace offering.

The Company generates its revenue from talent and clients. The following table sets forth total revenue by geographic area based on the billing address of its talent and clients for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Talent
United States	$21,916	$18,764	$42,679	$36,879
India	12,006	10,734	23,427	20,321
Philippines	10,051	7,993	19,687	15,066
Rest of world	41,746	36,377	82,569	70,066
Total talent	85,719	73,868	168,362	142,332
Clients
United States	52,633	37,353	96,472	70,614
Rest of world	18,546	12,960	33,401	24,854
Total clients	71,179	50,313	129,873	95,468
Total revenue	$156,898	$124,181	$298,235	$237,800
Substantially all of the Company’s long-lived assets were located in the United States as of June 30, 2022 and December 31, 2021.

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
Recent Events
Due to Russia’s invasion of Ukraine and the resulting sanctions and other actions against Russia and Belarus, there has been uncertainty and disruption in the global economy. In March 2022, we suspended business operations in Russia and Belarus, announcing that contracts with talent or clients in Russia or Belarus would be required to wind down by May 1, 2022.
As anticipated, we saw a larger impact to revenue in the second quarter compared to the first quarter of 2022 due to the winding down of all contracts with talent and clients in Russia and Belarus and also because all three months of the quarter were affected by Russia’s invasion of Ukraine. Given the complex nature of our business and two-sided nature of our work marketplace, and with talent on our work marketplace located in over 180 countries, we continue to assess the impact on client spend from clients that have historically engaged talent in the impacted region and the extent to which those clients engage talent in other regions. As a result, during the three months ended June 30, 2022, we estimate the resulting loss of revenue was approximately $4 million. We expect the impact to revenue in each of the third and fourth quarters of 2022 will be slightly less than in the second quarter of 2022. Although the Russian war against Ukraine did not have a material adverse impact on our revenue or other financial results for the three and six months ended June 30, 2022, at this time we are unable to fully assess the aggregate impact it will have on our business in future periods due to various uncertainties, which include, but are not limited to, the duration of the war, the ability of talent based in Ukraine to continue working, the war’s effect on the economy, its impact to the businesses of our clients, actions that may be taken by governmental authorities related to the war, and other factors identified in Part II, Item 1A, “Risk Factors” in this Quarterly Report, including the risk factor titled “Russia’s invasion of Ukraine and our decision to suspend our business operations in Russia and Belarus have affected and may continue to affect our business and results of operations.”
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

Key Financial and Operational Metrics
As of and for the three and six months ended June 30, 2022, our key financial and operating metrics are as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(In thousands, except percentages)	2022	2021		2022	2021
GSV	$1,046,014	$875,806	19%	$2,047,389	$1,662,583	23%
Marketplace revenue	$144,325	$114,460	26%	$273,750	$219,130	25%
Marketplace take rate	14.0%	13.2%	0.8%	13.5%	13.3%	0.2%
Net loss	$(23,820)	$(16,538)	(44)%	$(48,558)	$(24,373)	(99)%
Adjusted EBITDA[1]	$(1,865)	$7,269	(126)%	$(2,298)	$14,180	(116)%

	As of June 30,		% Change
(Active clients are in thousands)	2022	2021
Active clients	807	725	11%
GSV per active client	$4,874	$4,198	16%
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

Marketplace Revenue
Marketplace revenue, which represents the majority of our revenue, consists of revenue derived from our marketplace offerings, including our Upwork Basic, Plus, Client Marketplace and Enterprise offerings. In April 2022, we combined our Upwork Basic and Plus client offerings into our new Client Marketplace offering, which simplifies our client pricing model for non-Enterprise clients. This model makes available the most popular features of the legacy Upwork Plus offering, while eliminating the monthly client subscription fees and moving to a client marketplace fee of 5% on each transaction—or 3% if paid via ACH for eligible clients. We generate marketplace revenue from both talent and clients. Marketplace revenue is primarily comprised of talent service fees, and to a lesser extent, client marketplace fees (and prior to the launch of our Client Marketplace offering, payment processing and administration fees). Additionally, marketplace revenue includes revenue from our Enterprise offering, which we refer to as Enterprise Revenue, including all client fees, subscriptions, and talent service fees. We also generate marketplace revenue from fees for premium offerings, including talent memberships, purchases of Connects, and other services, such as foreign currency exchange when clients choose to pay in currencies other than the U.S. dollar, and our Upwork Payroll offering.
Marketplace Take Rate
Marketplace take rate measures the correlation between marketplace revenue and marketplace GSV and is calculated by dividing marketplace revenue by marketplace GSV. Marketplace take rate is an important metric because it is the key indicator of how well we monetize spend on our work marketplace from our Client Marketplace (and previously Upwork Basic and Plus), Enterprise, Payroll, and other premium offerings, which we refer to as our marketplace offerings.
Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. GAAP, adjusted EBITDA is a non-GAAP measure that we believe is useful in evaluating our operating performance.
We define adjusted EBITDA as net income (loss) adjusted for stock-based compensation expense; depreciation and amortization; interest expense; other (income) expense, net; income tax (benefit) provision; and, if applicable, other non-cash transactions. Additionally, in response to Russia’s invasion of Ukraine, during the six months ended June 30, 2022, we incurred certain incremental expenses associated with our humanitarian response efforts, and we may continue to incur such expenses as the war continues to unfold. These expenses are not representative of our ongoing operations, and, as a result, we excluded these costs from adjusted EBITDA for the six months ended June 30, 2022 and, to the extent we continue to incur these expenses, intend to continue to do so in future periods. Adjusted EBITDA is not prepared in accordance with, and is not an alternative to, financial measures prepared in accordance with U.S. GAAP.

The following table presents a reconciliation of net loss, the most directly comparable financial measure prepared in accordance with U.S. GAAP, to adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Net Loss	$(23,820)	$(16,538)	$(48,558)	$(24,373)
Add back (deduct):
Stock-based compensation expense	18,980	13,534	35,715	24,760
Depreciation and amortization	2,016	2,554	4,025	5,748
Interest expense	1,120	110	2,245	309
Other (income) expense, net	(375)	17	(443)	(61)
Income tax provision	27	16	56	33
Tides Foundation common stock warrant expense	187	187	375	375
Impairment expense	—	7,389	—	7,389
Humanitarian response efforts	—	—	4,287	—
Adjusted EBITDA	$(1,865)	$7,269	$(2,298)	$14,180
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
Client Marketplace Offering. In April 2022, we combined our Upwork Basic and Plus client offerings into a new Client Marketplace offering, which simplifies the client pricing model for non-Enterprise clients. This model makes available the most popular features of the previous Upwork Plus offering, while eliminating the monthly client subscription fees and moving to a client marketplace fee of 5% on each transaction—or 3% if payment is made via ACH for eligible clients.
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

Provision for Transaction Losses
Provision for transaction losses consists primarily of losses resulting from bad debt expense and fraud associated with our trade and client receivables balance and transaction losses associated with chargebacks. Provisions for these items represent estimates of losses based on our actual historical incurred losses and other factors.
Interest Expense
Interest expense consists of interest on our outstanding borrowings.
Other (Income) Expense, Net
Other (income) expense, net consists primarily of gains and losses from foreign currency exchange transactions and interest income that we earn from our deposits in money market funds and investments in marketable securities.
Results of Operations
The following table sets forth our condensed consolidated results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Revenue
Marketplace	$144,325	$114,460	$273,750	$219,130
Managed services	12,573	9,721	24,485	18,670
Total revenue	156,898	124,181	298,235	237,800
Cost of revenue(1)	40,857	33,083	78,773	63,524
Gross profit	116,041	91,098	219,462	174,276
Operating expenses
Research and development(1)	35,830	28,124	73,991	54,737
Sales and marketing(1)	63,283	45,817	120,925	85,421
General and administrative(1)	33,324	32,355	62,465	55,886
Provision for transaction losses	6,652	1,197	8,781	2,324
Total operating expenses	139,089	107,493	266,162	198,368
Loss from operations	(23,048)	(16,395)	(46,700)	(24,092)
Interest expense	1,120	110	2,245	309
Other (income) expense, net	(375)	17	(443)	(61)
Loss before income taxes	(23,793)	(16,522)	(48,502)	(24,340)
Income tax provision	(27)	(16)	(56)	(33)
Net loss	$(23,820)	$(16,538)	$(48,558)	$(24,373)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Cost of revenue	$347	$179	$586	$380
Research and development	6,565	3,988	12,180	7,285
Sales and marketing	2,663	1,613	4,928	2,891
General and administrative	9,405	7,754	18,021	14,204
Total stock-based compensation	$18,980	$13,534	$35,715	$24,760
Comparison of the Three and Six Months Ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2022	2021	Change		2022	2021	Change
Marketplace	$144,325	$114,460	$29,865	26%	$273,750	$219,130	$54,620	25%
Percentage of total revenue	92%	92%			92%	92%
Managed services	12,573	9,721	2,852	29%	24,485	18,670	5,815	31%
Percentage of total revenue	8%	8%			8%	8%
Total revenue	$156,898	$124,181	$32,717	26%	$298,235	$237,800	$60,435	25%
In the second quarter of 2022, we continued to execute on our strategic initiatives, including investing in research and development to build new product features, prioritizing our advertising efforts to reach new and existing clients seeking to engage independent talent, and investing in marketing to accelerate the acquisition of new clients and drive brand awareness. As a result, the number of active clients increased 11% as of June 30, 2022 compared to the same period in 2021. We believe that the decline in the year-over-year growth rate of active clients since the second quarter of 2021—when it reached 27%, the highest level since our initial public offering—is in large part due to the lapping of prior periods during which we experienced an acceleration of active client growth as a result of the COVID-19 pandemic. We expect to see the year-over-year growth rate of active clients to decrease throughout the remainder of 2022. Additionally, our GSV per active client increased 16% as of June 30, 2022, compared to the same period in 2021, driven by increased spend from existing clients. The growth in active clients and GSV per active client contributed to the growth of GSV and marketplace revenue. For the three and six months ended June 30, 2022, GSV increased 19% and 23%, respectively, as compared to the same periods in 2021.
For the three months ended June 30, 2022, marketplace revenue represented 92% of total revenue and increased by $29.9 million, or 26%, compared to the same period in 2021. For the six months ended June 30, 2022, marketplace revenue represented 92% of total revenue and increased by $54.6 million, or 25%, compared to the same period in 2021. Marketplace revenue was driven by client spend, which for the three and six months ended June 30, 2022, drove increases in talent service fees of 16% and 19%, respectively, as compared to the same periods in 2021. Marketplace revenue was also driven by the changes to client fees as a result of the shift to our new Client Marketplace offering in April 2022, which resulted in increases in client marketplace fees (previously referred to as client payment processing and administrative fees) of 75% and 53%, respectively, as compared to the same periods in 2021. Marketplace revenue grew at a faster rate than GSV from our marketplace offerings in the second quarter of 2022, and for the three and six months ended June 30, 2022, our marketplace take rate was 14.0% and 13.5%, respectively, as compared to 13.2% and 13.3%, respectively, for the same periods in 2021. This trend was primarily a result of client fee changes related to the shift to our new Client Marketplace offering, partially offset by existing clients maturing into higher value clients and continuing to increase their spend with particular talent, which resulted in a higher mix of talent at the lower rates of our tiered service fee structure. As a result of the new client fee changes resulting from our new Client Marketplace offering, we expect marketplace revenue and marketplace take rate to increase in future periods. Additionally, during the three and six months ended June 30, 2022, we continued our efforts to better address large enterprise and other clients and prospects with larger, longer-term independent talent needs through our Upwork Enterprise and other premium offerings. As a result, for the three and six months ended June 30, 2022, Enterprise Revenue increased 45% to $12.3 million and 49% to $23.1 million, respectively, as compared to the same periods in 2021, which fueled marketplace revenue in those periods.
In March 2022, we suspended business operations in Russia and Belarus, announcing that contracts with talent or clients in Russia or Belarus would be required to wind down by May 1, 2022.
As anticipated, we saw a larger impact to revenue in the second quarter compared to the first quarter of 2022 due to the winding down of all contracts with talent and clients in Russia and Belarus and also because all three months of the quarter were affected by Russia’s invasion of Ukraine. Given the complex nature of our business and two-sided nature of our work marketplace, and with talent on our work marketplace located in over 180 countries, we continue to assess the impact on client spend from clients that have historically engaged talent in the impacted region and the extent to which those clients engage talent in other regions. As a result, during the three months ended June 30, 2022, we estimate the resulting loss of revenue was approximately $4 million. We expect the impact to revenue in each of the third and fourth quarters of 2022 will be slightly less than in the second quarter of 2022. . Although the Russian war against Ukraine did not have a material adverse impact on our revenue or other financial results for the three and six months ended June 30, 2022, at this time we are unable to fully assess the aggregate impact it will have on our business in future periods due to various uncertainties, which include, but are not limited to, the duration of the war, the ability of talent based in Ukraine to continue working, the war’s effect on the economy, its impact to the businesses of our clients, actions that may be taken by governmental authorities related to the war, and other factors identified in Part II, Item 1A, “Risk Factors” in this Quarterly Report, including the risk factor titled “Russia’s invasion of Ukraine and our decision to suspend our business operations in Russia and Belarus have affected and may continue to affect our business and results of operations.”
For the three and six months ended June 30, 2022, managed services revenue grew at a faster rate than our marketplace revenue as a result of increased spend from existing clients of our managed services offering.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2022	2021	Change		2022	2021	Change
Cost of revenue	$40,857	$33,083	$7,774	23%	$78,773	$63,524	$15,249	24%
Components of cost of revenue:
Cost of talent services to deliver managed services	9,271	7,796	1,475	19%	18,231	15,003	3,228	22%
Other components of cost of revenue	31,586	25,287	6,299	25%	60,542	48,521	12,021	25%
Total gross margin	74%	73%			74%	73%
For the three and six months ended June 30, 2022, cost of revenue increased primarily as a result of increases in payment processing fees of $4.7 million and $9.9 million, respectively, as compared to the same periods in 2021, primarily due to increased client spend, as well as increases in cost of talent services to deliver managed services resulting from increases in managed services revenue.

We expect cost of revenue to increase in absolute dollars in future periods as we continue to support growth on our work marketplace. Amounts paid to talent in connection with our managed services offering are tied to the volume of managed services used by our clients. The level and timing of these items could fluctuate and affect our cost of revenue in the future. Additionally, in April 2022, we combined our Upwork Basic and Plus client offerings into our new Client Marketplace offering, which resulted in a change in pricing structure. We expect this change to positively impact gross margin in future periods. While we expect gross profit to increase in absolute dollars in future periods, because our managed services revenue and marketplace revenue grow at different rates, gross margin, expressed as a percentage of total revenue, may vary from period to period.
Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2022	2021	Change		2022	2021	Change
Research and development	$35,830	$28,124	$7,706	27%	$73,991	$54,737	$19,254	35%
Percentage of total revenue	23%	23%			25%	23%
For the three and six months ended June 30, 2022, research and development expense increased primarily due to our ongoing investments to build new product features, launch new offerings, and enhance the user experience. Specifically, investments we made to increase the size of our research and development workforce resulted in increases in personnel-related costs of $7.3 million and $14.9 million, respectively, as compared to the same periods in 2021. Additionally, for the six months ended June 30, 2022, we incurred approximately $2.7 million of research and development expense related to our humanitarian response efforts related to the war against Ukraine.
We believe continued investments in research and development are important to attain our strategic objectives, and we expect research and development expense to increase in absolute dollars in future periods, although this expense, expressed as a percentage of total revenue, may vary from period to period.
Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2022	2021	Change		2022	2021	Change
Sales and marketing	$63,283	$45,817	$17,466	38%	$120,925	$85,421	$35,504	42%
Percentage of total revenue	40%	37%			41%	36%
For the three and six months ended June 30, 2022, sales and marketing expense increased primarily due to increases in marketing and brand awareness campaigns of $9.1 million and $20.8 million, respectively, as compared to the same periods in 2021, as well as increases in personnel-related costs of $7.1 million and $12.3 million, respectively.
In an effort to continue evolving our offerings, products, brand positioning, and marketing to better address large enterprise and other clients and prospects with larger, longer-term independent talent needs, during the three and six months ended June 30, 2022, we continued our investments in marketing to acquire new clients and drive brand awareness, and we expect to continue these investments throughout 2022. Beginning in the fourth quarter of 2021, we increased our investment in sales by expanding our sales team, and we expect this investment to continue throughout 2022 as we increase our efforts to acquire clients for our Upwork Enterprise offering. As a result, we expect this expense to increase in absolute dollars in future periods, although this expense expressed as a percentage of total revenue may vary from period to period.

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2022	2021	Change		2022	2021	Change
General and administrative	$33,324	$32,355	$969	3%	$62,465	$55,886	$6,579	12%
Percentage of total revenue	21%	26%			21%	24%
For the three and six months ended June 30, 2022, general and administrative expense increased primarily due to increases in personnel-related costs of $3.6 million and $7.8 million, respectively, as compared to the same periods in 2021, primarily because of increased stock-based compensation expense, as well as $4.6 million related to indirect taxes incurred in the three and six months ended June 30, 2022. Additionally, for the six months ended June 30, 2022, we incurred approximately $1.3 million of general and administrative expense related to our humanitarian response efforts and charitable donations related to the war against Ukraine. Additionally, as a result of our shift to a flexible work model for our workforce in 2020, we subleased the entirety of our Santa Clara office space and incurred an impairment charge of $7.4 million during the three and six months ended June 30, 2021 related to certain of our operating lease assets and associated property and equipment. We may determine to either close or sublease certain of our other offices, either of which could result in further impairment charges being recognized in general and administrative expense.
We expect to continue to invest in general and administrative expenses to achieve our strategic objectives.
Provision for Transaction Losses

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2022	2021	Change		2022	2021	Change
Provision for transaction losses	$6,652	$1,197	$5,455	456%	$8,781	$2,324	$6,457	278%
Percentage of total revenue	4%	1%			3%	1%
For the three and six months ended June 30, 2022, provision for transaction losses increased, as compared to the same periods in 2021, and represented 4% and 3% of total revenue, respectively, primarily due to increased instances of fraud and higher chargeback losses. We are closely monitoring the situation and putting a number of additional measures in place to decrease transaction losses going forward, including increasing fraud detection efforts and resources as well as integrating with an industry-leading third-party fraud detection vendor.
Interest Expense and Other (Income) Expense, Net

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2022	2021	Change		2022	2021	Change
Interest expense	$1,120	$110	$1,010	918%	$2,245	$309	$1,936	627%
Other (income) expense, net	(375)	17	(392)	(2,306)%	(443)	(61)	(382)	626%
For the three and six months ended June 30, 2022, interest expense increased as a result of the $575.0 million aggregate principal amount of 0.25% convertible senior notes due 2026 that we issued in a private offering in August 2021, which we refer to as the Notes. See “Note 7—Debt” of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information. For the three and six months ended June 30, 2022, other (income) expense, net was driven by net foreign currency transaction gains.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents and marketable securities, including the net proceeds from the sale of the Notes. Our cash equivalents and marketable securities primarily consist of money market funds, commercial paper, treasury bills, corporate bonds, U.S. government securities, asset-backed securities, and Yankee bonds. As of June 30, 2022 and December 31, 2021, we had $135.4 million and $187.2 million in cash and cash equivalents, respectively. As of June 30, 2022 and December 31, 2021, we had $532.3 million and $497.6 million in marketable securities, respectively.
We believe our existing cash and cash equivalents, marketable securities, and cash flow from operations (in periods in which we generate cash flow from operations) will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital requirements and capital expenditure requirements. In the long term, our ability to support our working capital and capital expenditure requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from users, the expansion of sales and marketing activities, the timing and extent of spending to support research and development efforts, the cost to host our work marketplace, the introduction of new offerings and services, the continuing market adoption of our work marketplace, any acquisitions or investments that we make in complementary businesses, products, and technologies, macroeconomic conditions, and our ability to obtain equity or debt financing. Our principal commitments consist of obligations under our non-cancellable operating leases for office space and the Notes. There were no material changes to these principal commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. For additional information about our Notes, see the section titled “—Convertible Senior Notes Due 2026.”
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
Escrow Funding Requirements
As a licensed internet escrow agent, we offer escrow services to users of our work marketplace and, as such, we are required to hold our users’ escrowed cash and in-transit cash in trust as an asset and record a corresponding liability for escrow funds held on behalf of talent and clients on our balance sheet. We expect the balances of our funds held in escrow, including funds held in transit, and the related liability to grow as GSV grows and may vary from period to period. Escrow regulations require us to fund the trust with our operating cash to cover shortages due to the timing of cash receipts from clients for completed hourly billings. Talent submit their billings for hourly contracts to their clients on a weekly basis every Sunday, and the aggregate amount of such billings is added to escrow funds payable to talent on the same day. As of each Sunday of each week, we have not yet collected funds for hourly billings from clients as these funds are in transit. Therefore, in order to satisfy escrow funding requirements, every Sunday we fund the shortage of cash in trust with our own operating cash and typically collect this cash shortage from clients within the next several days. As a result, we expect our total cash and cash flows from operating activities to be impacted when a quarter ends on a Sunday. As of June 30, 2022 and December 31, 2021, funds held in escrow were $188.4 million and $160.8 million, respectively.
Convertible Senior Notes Due 2026
In August 2021, we issued the Notes pursuant to an Indenture between us and Wells Fargo Bank, National Association, as trustee, which we refer to as the Indenture.
The Notes are senior, unsecured obligations and bear interest at a rate of 0.25% per year, payable semiannually in arrears, and are due August 15, 2026. Upon conversion, we have an option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. The net proceeds from the issuance of the Notes were approximately $560.1 million, after deducting debt issuance costs. We used approximately $49.4 million of the net proceeds from the Notes offering to pay the cost of the Capped Calls (as defined below). We intend to use the remainder of the net proceeds from the offering for general corporate purposes, including marketing, brand awareness and sales, and which may include working capital, capital expenditures, and investments in and acquisitions of other companies, products or technologies that we may identify in the future.
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

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(In thousands)	2022	2021
Net cash provided by (used in) operating activities	$(11,922)	$2,420
Net cash provided by (used in) investing activities	(43,169)	30,618
Net cash provided by financing activities	31,138	34,669
Net change in cash, cash equivalents, and restricted cash(1)	$(23,953)	$67,707
(1) Includes increases in funds held in escrow, including funds in transit of $27.6 million and $30.0 million during the six months ended June 30, 2022 and 2021, respectively.
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
For the six months ended June 30, 2022, net cash used in operating activities was $11.9 million, which resulted from a net loss of $48.6 million and net cash outflows of $15.6 million from changes in operating assets and liabilities, partially offset by non-cash charges of $52.2 million. The change in operating assets and liabilities primarily resulted from the increase in trade and client receivables of $10.9 million.
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
Investing Activities
For the six months ended June 30, 2022, net cash used in investing activities was $43.2 million, which was primarily a result of investing $231.4 million in various marketable securities, as well as $2.8 million of internal-use software and platform development costs that we paid during the period, partially offset by proceeds from maturities of marketable securities of $191.6 million.
For the six months ended June 30, 2021, net cash provided by investing activities was $30.6 million, which was primarily a result of proceeds from maturities of marketable securities of $64.5 million, offset by investing $30.0 million in various marketable securities, as well as $3.6 million of internal-use software and platform development costs that we paid during the period.
Financing Activities
For the six months ended June 30, 2022, net cash provided by financing activities was $31.1 million, which resulted primarily from an increase in escrow funds payable of $27.6 million, proceeds received from our employee stock purchase plan of $2.5 million, and cash received from stock option exercises of $1.0 million.
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
Interest Rate Risk
The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not make investments for trading or speculative purposes. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Borrowings under the Notes have a fixed interest rate. As of June 30, 2022 and December 31, 2021, we had $575.0 million aggregate principal amount of borrowings outstanding under the Notes. We do not believe that a hypothetical increase or decrease in interest rates of 100 basis points would have a material impact on our operating results or financial condition.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, as of June 30, 2022. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, which we refer to as the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•We may be adversely affected by natural disasters and other catastrophic events, including the ongoing COVID-19 pandemic, by man-made problems such as warfare, terrorism, or failures of technology, that could disrupt our business operations and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

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
Talent have many different ways of marketing their services, securing clients, and obtaining payments from clients, including advertising to, and engaging with, prospective clients through other online or offline platforms and methods, signing up for online or offline third-party agencies and staffing firms, using other payment services, or finding employment directly with a business. Likewise, there may be impediments to talent who would like to use our work marketplace, including geopolitical events, military conflicts, sanctions regimes, the talent’s inability to access technology or internet, or other external causes, and these events in areas where certain talent resides. For example, at the beginning of Russia’s invasion of Ukraine in late February 2022, we experienced immediate reductions in activity from users in the region, but since that initial impact, we have seen activity from users in Ukraine rebound to almost pre-war levels. Moreover, as a result of Russia’s war against Ukraine, we suspended business operations in Russia and Belarus, which means that users in each of those countries are prohibited from using our work marketplace for the duration of the suspension. Clients may decrease their use of, or cease using, our work marketplace and our revenue may be adversely impacted for many reasons, including if we fail to attract new talent; the quality or types of services provided by talent on our work marketplace are not satisfactory to clients; talent are not located in geographic regions in which clients are seeking to engage remote talent; talent decrease their use of, or cease using, our work marketplace or prefer to take remote employment opportunities or to use other online remote work platforms, both of which are increasingly available as a result of the shift to remote work.
Clients have similarly diverse options to find and engage service providers, such as finding service providers through other online or offline platforms or through staffing firms and agencies, engaging service providers directly, using other talent sourcing services, or hiring temporary, full-time, or part-time employees directly or through an agency.
Beginning in the second half of 2019, we began evolving our offerings, services, brand positioning, and marketing to better address large enterprise and mid-market prospects and other clients with larger, longer-term independent talent needs. And more recently, we have prioritized our advertising, marketing, and product development efforts to reach those new and existing clients seeking to engage remote talent in light of the acceleration in the shift toward remote work, due in part to the COVID-19 pandemic. To further achieve our goals, we expect to increasingly engage in sophisticated, costly, and lengthy sales and marketing and internationalization or localization efforts that may not result in additional users that transact on our work marketplace or effectively retain our current users that transact on our work marketplace, or may not do so in a cost-effective manner. The evolution of these and other efforts, either individually or in the aggregate, may not be successful in attracting and retaining users or growing client spend from these target clients, and in the event these efforts result in the loss of or reduction in spend by other clients that is not offset by increased activity from these target clients, they may result in a temporary or long-term deceleration in GSV growth. In addition, any increase in user acquisition resulting from the COVID-19 pandemic may slow or decline as the impact of the COVID-19 pandemic subsides. For example, growth in the number of active clients has decelerated on a year-over-year basis since the second quarter of 2021. We expect to see the year-over-year growth rate of active clients to decrease throughout the remainder of 2022. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Active Clients and GSV per Active Client” above for the definition of active client.
We may also modify our pricing model, or introduce new, modify, or consolidate existing offerings or other services and features to attract and retain users. For example, in April 2022 we combined our Upwork Basic and Plus client offerings into a new Client Marketplace offering which simplifies our client pricing model for non-Enterprise clients. Such actions may have unintended consequences, such as negatively impacting our ability to attract and retain users, or otherwise cause a loss of users or a reduction of spend on our work marketplace.
If we fail to maintain or increase activity by existing users in a cost-effective manner or at all, our revenue will grow more slowly than expected or may decline and our business will be adversely impacted.
Users can generally decide to cease using our work marketplace and related services at any time. Users may stop using our work marketplace and related services if the quality of the user experience on our work marketplace, including our support capabilities or our ability to provide a secure, reliable, and trustworthy work marketplace, does not meet their expectations or keep pace with the quality of the user experience generally offered by competitive products and services. For example, for the three and six months ended June 30, 2022, provision for transaction losses increased, as compared to the same periods in 2021, primarily due to increased instances of fraud and higher chargeback losses. Users may also choose, and in the past have chosen, to cease using our work marketplace if they perceive that our pricing model, including associated fees, is not in line with the value they derive from our work marketplace, or for other reasons, including cost-cutting measures. Moreover, as discussed below in the risk factor titled “Users circumvent our work marketplace, which adversely impacts our business,” users circumvent the payment services on our work marketplace and talent receive payment directly or through another service, which is likely to happen more frequently following a change in pricing, such as the pricing change associated with the launch of our new Client Marketplace offering, or during a macroeconomic downturn or a period of geopolitical conflict or uncertainty, as users may be more cost-sensitive during such period. In addition, expenditures by clients may be cyclical and may reflect overall macroeconomic conditions or budgeting patterns.
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
We have experienced growth in a relatively short period of time. For example, our total revenue for the six months ended June 30, 2022 was $298.2 million, representing a period-over-period growth rate of 25% over the same period in 2021. This revenue growth was due in part to the shift toward remote work resulting from the COVID-19 pandemic and therefore may not be indicative of future growth. For example, future period-over-period revenue growth rates, when compared against the quarterly and full-year results of 2021, may fail to meet the expectations of investors or securities analysts given the accelerated revenue growth experienced during such periods due to the COVID-19 pandemic and the resulting increased adoption of remote work and reduced seasonality experienced during such periods. Moreover, sustaining the same levels of growth in future periods will become more difficult during times of macroeconomic uncertainty, including a macroeconomic downturn and rising interest rates and inflation. Sustaining our growth will place significant demands on our management as well as on our administrative, operational, and financial resources. To manage our growth, we must continue to improve our operational, financial, and management information systems and processes; expand, motivate, retain, and effectively manage and train our workforce; and effectively collaborate with our third-party partners, all of which can be more difficult with an increasingly remote workforce and an increasingly competitive labor market. If we are unable to manage our growth successfully without compromising the quality of our offerings or user experience, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, operating results, financial condition, and ability to successfully market our work marketplace and serve our users could be adversely affected.
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
Our work marketplace systems and controls relating to customer identity verification, user authentication, and fraud detection are complex. If such systems and controls are not effective, our work marketplace may be perceived as not being secure, our reputation may be harmed, we may face regulatory action or action by our payment partners, payment networks, or other third parties, and our business may be adversely impacted. In addition, bad actors around the world use increasingly sophisticated methods to engage in illegal activities involving personal information, such as unauthorized or fraudulent use of another’s identity, payment information, or other information; misrepresentation of the user’s identity, location, or skills, including using accounts that they have purchased, borrowed, or leased; and the improper acquisition or use of credit or debit card details and banking or other payment account information. Further, our customers provide us with payment card billing information online, and we do not review the physical payment cards used in these transactions, which increases our risk of exposure to fraudulent activity. These types of illegal activities have increased recently on our and similar platforms and may continue to increase as platforms like ours gain more prominence, including due to the ongoing shift toward remote work or in the event of a macroeconomic downturn. Additionally, as we become more visible as a result of our brand promotion efforts, bad actors increasingly may seek to take advantage of us or our users and discover ways to evade our trust and safety efforts. For example, for the three and six months ended June 30, 2022, provision for transaction losses increased, as compared to the same periods in 2021, primarily due to increased instances of fraud and higher chargeback losses. Additionally, the risk of these types of illegal activities may also be elevated as a result of Russia’s invasion of Ukraine. This conduct on our website could result in any of the following, each of which could adversely impact our business:
•bad actors may use our work marketplace, including our payment processing and disbursement methods, to engage in unlawful or fraudulent conduct, such as money laundering, moving funds to regions or persons restricted by sanctions or export controls, terrorist financing, fraudulent sale of services, bribery, breaches of security, identify theft and other unauthorized acquisition of data, extortion or use of ransomware, distribution or creation of malware or viruses, piracy or misuse of software and other copyrighted or trademarked content, and other misconduct;
•we may be, and historically have been, held liable for the unauthorized use of credit or debit card details and banking or other payment account information and required by card issuers, card networks, banks, and other payment partners to return the funds at issue and pay a chargeback, return, or other fee, and if our chargeback or return rate becomes excessive, card networks may also require us to pay fines or other fees, engage in remediation efforts, which can be costly and divert the attention of management, or cease doing business with us;

•the California Department of Financial Protection and Innovation, which we refer to as the DFPI, or other regulators may require us to hold larger cash reserves or take other action with respect to our internet escrow license or other licenses or licensing regimes;
•users that are subjected or exposed to the unlawful, fraudulent, or improper conduct of other users or other third parties may seek to hold us responsible for the conduct of or content posted by users, may lose confidence in and decrease use of our work marketplace, seek to obtain damages and costs, or publicize their negative experiences;
•law enforcement or administrative agencies could seek to hold us responsible for the conduct of or content posted by users, impose fines and penalties, bring criminal action, or require us to change our business practices, and private actions or public enforcement may increase depending on interpretations of and possible changes to intermediary liability provisions such as Section 230 of the Communications Decency Act of 1996;
•we may be subject to additional risk and liability exposure, including for negligence, fraud, or other claims, if employees or third-party service providers, including talent that provide services to us, misappropriate our banking, payment, or other information or user information for their own gain or to facilitate the fraudulent use of such information;
•we may be subject to additional risk if clients fail to pay talent for services rendered, as talent may seek to hold us responsible for the clients’ conduct and may lose confidence in and decrease or cease use of our work marketplace, may publicize their negative experiences, or seek to obtain damages and costs;
•if talent misstate their qualifications or location, provide misinformation about their skills, identity, or otherwise, perform services they are not qualified or authorized to provide, produce insufficient or defective work product or work product with a viral or other harmful effect, clients or other third parties may seek to hold us responsible for the talents’ acts or omissions and may lose confidence in and decrease or cease use of our work marketplace, or seek to obtain damages and costs; and
•we may suffer reputational damage adversely impacting our business as a result of the occurrence of any of the above.
We do not have control over users of our work marketplace and cannot ensure that any measures we have taken to detect, prevent, and mitigate these risks will stop or minimize the use of our work marketplace for, or to further, illegal or improper purposes. We have received in the past, and are likely to continue to receive in the future, complaints, notices, and inquiries from clients, talent, and other third parties, including law enforcement, administrative agencies, payment partners, payment networks, and the press, concerning misuse of our work marketplace and wrongful conduct of other users. We have also brought claims against clients and other third parties for their misuse of our work marketplace, and may be required to bring similar claims in the future. Even if these claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the attention and resources of our management, negatively impact our reputation, and adversely affect our business and operating results. In addition, we are implementing additional steps designed to decrease transaction losses. There is no assurance that these steps will be effective, and these or any additional steps that we may take will increase our expenses and could adversely affect our business and operating results.
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

Our payment partners are critical to our business. In order to maintain these relationships, we have in the past been, and may in the future be, forced to agree to terms that are unfavorable to us. If we are unable to maintain our agreements with current payment partners on favorable terms, or at all, or we are unable to enter into new agreements with new payment partners on favorable terms, or at all, our ability to collect payments and disburse funds and our revenue and business may be adversely affected. This could occur for a number of reasons, including the following with respect to our payment partners:
•our partners may be unable or unwilling or may fail to perform the services we require of them, such as processing payments to talent in a timely manner, including in a manner that is satisfactory to us as it relates to compliance with our contractual rights and obligations and U.S. federal, state, and international laws and regulatory requirements, including sanctions which may apply to our partners but not to us;
•our partners could, and, in some cases, have notified us in the past that they may, increase the rates that they charge us or our users, charge us additional amounts, reduce the services or benefits that they provide to us, or require us to undertake remediation efforts with respect to certain of their compliance standards, or we may voluntarily undertake such remediation efforts, which may be costly, time consuming, and divert the attention of management, especially in light of changes in those partners’ interpretation and enforcement of their rules, increased declines of client payment methods, or increased client-issued chargebacks;
•we may choose to cease doing business with our partners for a number of reasons, including as a result of their failure to comply with applicable payment or banking regulations or contractual requirements or due to allegations of fraud or other impropriety by them or their third-party partners;
•our partners may be subject to investigation, regulatory enforcement, or other proceedings that result in their inability or unwillingness to provide services to us or our unwillingness to continue to partner with them;
•our partners may be unable to effectively accommodate changing service needs, such as those that could result from rapid growth or higher volume or those which relate to international expansion and local jurisdictions;
•our partners could choose to terminate or not renew their agreements with us, or only be willing to renew on different or less advantageous terms, including as a result of our inability to maintain our chargeback rates at acceptable levels;
•our partners could reduce the services provided to us, cease doing business with us, cease doing business with certain of our users or in jurisdictions where we have users, including recent decisions of some payment partners to cease offering services in Russia or Belarus, or cease doing business altogether;
•our partners could be subject to delays, limitations, or closures of their own businesses, networks, partners, or systems, causing them to be unable to process payments or disburse funds for certain periods of time; or
•we may be forced to cease doing business with certain partners if card network operating rules, certification requirements and laws, regulations, or rules governing electronic funds transfers to which we are subject, change or are interpreted to make it difficult or impossible for us to comply.
For example, PayPal, Visa, Mastercard, and American Express, among others, are important partners and payment networks who may cease doing business with us for any of the foregoing reasons or may otherwise decide to cease supporting us or certain jurisdictions where we do business, such as when they each announced they would no longer support transactions in Russia as a result of Russia's invasion of Ukraine. The decision of these payment networks to cease supporting business in Russia has made it more difficult or impossible for some clients to make payments to talent and has made it more difficult or impossible for some talent to withdraw funds, which caused increased customer support needs.

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
In March 2022, we suspended business operations in Russia and Belarus, announcing that contracts with talent or clients in Russia or Belarus would be required to wind down by May 1, 2022. Users in Russia and Belarus are no longer able to sign up for new accounts, initiate contracts, or be visible in search on our work marketplace. We expect that our decision to suspend operations in Russia and Belarus, as well as any disruptions to our business in Ukraine, will negatively impact our financial performance and condition, including GSV and revenue. For example, during the three months ended June 30, 2022, we estimate that the loss of revenue resulting from Russia’s invasion of Ukraine and our resulting suspension of business operations in Russia and Belarus was approximately $4 million and we expect a further negative impact to revenue in future periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenue” above for additional information.
As of December 31, 2021, approximately 10% of our team members were located in Ukraine, Russia, or Belarus, including nearly one-third of our engineering team. We have undertaken extensive efforts to support our team members in the region, including financial and other forms of support and paying certain expenses for those team members seeking to relocate from the affected region. In connection with our efforts, we have experienced and may continue to experience increased costs as we relocate team members and their families, and as we shift our resources to other geographies, especially if we are unable to achieve the same level of cost efficiencies. Our relocation efforts may take longer than expected and may not be successful, particularly if there is not sufficient talent available on our work marketplace to perform the work previously performed by the impacted talent.
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
•reduced availability of our team members in the region, particularly our engineering team members who have not relocated, who are only willing to relocate temporarily, or who are not expected to relocate, out of Russia, Belarus, or Ukraine;
•difficulty in business planning and forecasting in the short term due to significant uncertainty in the impact of the war on all aspects of our business and on our clients, talent, and other business partners;
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
In addition, sanctions and trade control measures implemented against Russia in response to the war may have an impact on our ability to operate in the ordinary course of business. For example, the significant expansion of the sanctions imposed by the European Union, which we refer to as the EU, the United Kingdom, the United States, Canada, and other jurisdictions and targeting of major financial institutions, in addition to other measures to limit Russia's access to global financial markets and systems—particularly the removal of certain banks from the SWIFT messaging system—and resulting steps by financial institutions to de-risk more broadly, may have a material impact on our ability to make payments to and receive payments from individuals or entities in the region. These and future measures may also have an impact on our ability to continue supporting business in Ukraine or elsewhere in the region, including any sanctioned regions, such as the so-called Donetsk People’s Republic and Luhansk People’s Republic.
These measures and others which may be implemented by the authorities in certain of these jurisdictions are complex and still evolving. Our efforts to comply with such measures may be costly, time consuming, and divert the attention of management. Any alleged or actual failure to comply with these measures in connection with the suspension of our business operations in Russia and Belarus may subject us to government scrutiny, civil or criminal proceedings, sanctions, and other liabilities, which may have a material adverse effect on our international operations, financial condition, and results of operations.
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
Although the COVID-19 pandemic did not have a material adverse impact on our financial results for the year ended December 31, 2021 or the six months ended June 30, 2022, the rapidly changing market and macroeconomic conditions caused by the COVID-19 pandemic have impacted the business of many of our clients, which resulted in a reduction in spend on our work marketplace for some of those affected clients. There can be no assurance that the positive impacts from the COVID-19 pandemic, such as increased talent and client acquisitions, increased client spend, and increased client retention, will continue to offset those parts of our business that have been adversely impacted. Many of these risk factors are unpredictable and outside of our control, and any of these factors could amplify the other risks and uncertainties described elsewhere in this Quarterly Report. It is uncertain what impact that the various legislative and other government responses being undertaken in the United States and other countries, including with respect to the approval and distribution of vaccines, in which our users are located will have on the economy, our industry, our partners, our users, and our company. In connection with the COVID-19 pandemic, we have also implemented measures to protect the health of our workforce, including by adopting a flexible work model for our workforce that we believe will result in most of our employees working remotely even after the pandemic is over. These measures may negatively impact the health and safety of our employees, impact workforce productivity, increase the risk of data security breaches and other privacy and security incidents, and may cause other disruptions to our business. As offices reopen, our efforts to comply with applicable health guidelines may not prove sufficient to protect the health of our employees and other visitors to our offices, and our adoption of these measures may adversely affect our business operations. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business. In particular, any increase in client acquisition due to the shift toward remote work as a result of the COVID-19 pandemic may slow or decline as the impact of the COVID-19 pandemic subsides and users are no longer subject to restrictions intended to prevent the spread of COVID-19. For example, growth in the number of active clients has decelerated on a year-over-year basis since the second quarter of 2021. We expect to see the year-over-year growth rate of active clients to decrease throughout the remainder of 2022. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Active Clients and GSV per Active Client” above for the definition of active client.
We have a limited operating history under our current business strategy and pricing model, and will continue to evolve our business strategy and pricing model, which makes it difficult to evaluate our business and future prospects.
We recently evolved, and will continue to evolve, our sales, marketing, and brand positioning efforts, as well as our business strategy. Recently, we have undertaken a rebranding effort and expanded our focus on large enterprise and other clients and prospects with larger, longer-term independent talent needs. In an effort to better serve this market segment, we recently expanded our Upwork Enterprise offering, which is designed to help large enterprise businesses connect with talent and provide clients with additional offerings and services. We continue to evaluate and revise our current offerings and pricing model and create and test additional offerings, pricing models, features, and services to serve these and other market segments, such as our recent combination of our Upwork Basic and Plus client offerings into our new Client Marketplace offering, which simplifies the client pricing model for our non-Enterprise clients. We regularly launch new offerings such as “Project Catalog,” a feature through which talent can market pre-scoped projects that are easily purchased via a click-and-buy experience. Creating new offerings is expensive and time consuming, diverts the attention of our management, and not all offerings achieve market acceptance at the levels we expect and therefore may not be cost-effective to maintain. For example, in 2019, we launched our Upwork Business offering, focused on mid-market businesses. In the fourth quarter of 2020, we decided that it was no longer cost-effective for our sales team to sell our Upwork Business offering. This decision resulted in a reduction in force of approximately one-third of our sales employees in the fourth quarter of 2020. Moreover, if an offering does not achieve sufficient market acceptance or otherwise does not achieve its intended effect, we may expend additional resources and divert the attention of management to implement modifications in an effort to improve the offering, and these efforts may not be successful.
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
From time to time we have made, and will continue to make, changes to our offerings and pricing model, including in 2019 when we launched new paid membership types for clients and new Connects pricing for talent, which resulted in user dissatisfaction and negatively impacted fill rates for projects on our work marketplace. From time to time, we will make further changes to our offerings and pricing model due to a variety of reasons, including changes to the market for our offerings and services or our business strategy, as new competitors enter our market segment, as we introduce, refine, or consolidate our offerings, as competitors introduce new products and services, and to grow our user base. For example, we recently combined our Upwork Basic and Plus client offerings into our new Client Marketplace offering, which simplifies our client pricing model for non-Enterprise clients. Changes to any components of our pricing model have in the past, and may in the future, among other things, result in user dissatisfaction, increased circumvention, lead to a loss of GSV, revenue, or users, result in a change to the way we recognize revenue, reduce the amount of revenue we generate as a percentage of GSV, affect the taxability of our services and increase our tax exposure, reduce the rate or size of projects that get posted or completed on our work marketplace, negatively impact fill rates for projects on our work marketplace, or otherwise negatively impact our reputation, operating results, financial condition, and cash flows.
Our revenue growth and ability to achieve and sustain profitability will depend in part on being able to increase the productivity, effectiveness, and efficiency of our sales force.
In order to increase our revenue from our premium offerings and achieve and sustain profitability, we must improve the effectiveness and efficiency of our sales force and generate additional revenue from new and existing users. For example, in the fourth quarter of 2020, we completed an evaluation of the efficiency, productivity, and effectiveness of our sales force at generating revenue from our Upwork Business offering, as well as our other premium offerings. As part of this evaluation, we undertook a reduction in force of approximately one-third of our sales employees in an effort to drive efficiencies in our sales organization. Moreover, in the fourth quarter of 2021, we began increasing our investment in sales by expanding our sales team and we expect this investment to continue through 2022 as we increase our efforts to acquire clients for our Upwork Enterprise and other premium offerings.
There is significant competition for sales personnel with the skills and technical knowledge required to maintain a productive and efficient sales force. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, effectively deploying, and retaining sufficient numbers of sales and sales support personnel to support our growth. It is difficult to find, and we may be unable to retain, a sufficient number of sales personnel with the specific skills and technical knowledge needed to sell our Upwork Enterprise and other premium offerings, particularly in light of the current global labor shortage. Furthermore, hiring and effectively deploying sales personnel, particularly in new markets, is complex and requires additional costs that we may not recover if the sales personnel fail to achieve full productivity. Even if we are able to hire qualified sales personnel, doing so may be costly and lengthy, as new sales personnel require significant training and can take a number of months to achieve full productivity. In addition, new sales personnel do not always achieve productivity milestones within the timelines that we have projected, negatively impacting our ability to achieve our long-term financial projections associated with such personnel. Not all of our sales personnel and planned hires have or will become productive, or do so as quickly as we expect. When our new sales personnel do not become fully productive on the timelines that we have projected, or at all, our revenue will not increase at anticipated rates, or at all, and our ability to achieve long-term projections may be negatively impacted. The COVID-19 pandemic and restrictions intended to prevent its spread adversely affected the productivity of our sales force for a period of time, and may adversely affect it again as the COVID-19 pandemic subsides, as the productivity of our sales force may diminish as users return more frequently to physical offices or are otherwise no longer subject to restrictions related to the COVID-19 pandemic. Moreover, our sales personnel may become less productive during a macroeconomic downturn due to prospective clients’ having reduced budgets. If our sales personnel are not successful in obtaining new business or increasing sales to our existing user base, our business and results of operations will be adversely affected.
Our revenue growth depends in part on the success of our strategic relationships with third parties and their continued performance.
To grow our business, we need to continue to establish and maintain relationships with third parties, such as staffing providers, banks, software and technology vendors, and payment processing and disbursement providers. For example, we work with third-party staffing providers, upon which we are dependent to support our employment offering, Upwork Payroll. As our agreements with third-party partners terminate or expire, we may be unable to renew or replace these agreements on favorable terms, or at all. Moreover, we cannot guarantee that the parties with which we have strategic relationships will continue to offer the services for which we rely on them at economically reasonable terms or at all, devote the resources necessary to expand our reach, increase our distribution, or support an increased number of users and associated use cases. Our dependence on any single third-party supplier increases when our supply of a particular service is more heavily concentrated with that third-party. Some of our strategic partners offer, or could offer, competing products and services or also work with our competitors, the likelihood of which may increase due to the ongoing shift toward remote work. As a result of these factors, many of our third-party partners may choose to develop or support alternative products and services in addition to, or in lieu of, our work marketplace, either on their own or in collaboration with others, including our competitors. If we are unsuccessful in establishing or maintaining our relationships with third parties on favorable terms, our ability to compete or to grow our total revenue could be impaired and our operating results may be adversely impacted. Even if we are successful in establishing and maintaining these relationships with third parties on favorable terms, we cannot ensure that these relationships will result in increased usage of our work marketplace or increased revenue. See the risk factor titled “If we are unable to maintain our payment partner relationships on favorable terms, or at all, our business could be adversely affected” for additional information.
We are subject to disputes with or between users of our work marketplace.
Our business model involves enabling connections between talent and clients that contract directly through our work marketplace. Talent and clients are free to negotiate any contract terms they choose, but we also provide optional service contract terms that they can elect to use. Disputes sometimes arise between talent and clients with regard to their contract terms, work relationship, or otherwise, including with respect to service standards, payment, confidentiality, work product, and intellectual property ownership and infringement. If either party believes the contract terms were not met, including as a result of actions of bad actors seeking to take advantage of other users, our standard terms and some individually negotiated services agreements provide a mechanism for the parties to request assistance from us, and, for some contracts, if that is unsuccessful, they may choose to resolve the dispute with the help of a third-party arbitrator. Whether or not talent and clients decide to seek assistance from us, if these disputes are not resolved amicably, the parties might escalate to formal proceedings, such as by filing claims with a court or arbitral authority. Given our role in facilitating and supporting these arrangements, claims are sometimes brought against us directly as a result of these disputes and talent or clients bring us into any claims filed against each other, particularly when the other user is insolvent or facing financial difficulties. Through our terms of service and services agreements for premium offerings, we disclaim responsibility and liability for any disputes between users (except with respect to specified dispute assistance programs and services); however, we cannot guarantee that these terms will be effective in preventing or limiting our involvement in user disputes or that these terms will be enforceable or otherwise effectively prevent us from incurring liability as a result of disputes between users. In addition, from time to time users assert claims against us regarding their experience on our work marketplace, including related to their search ranking results, their feedback ratings, our advertising or marketing, our dispute resolution process, or admission or non-admission to our work marketplace or other programs and badges, including those designed to highlight successful talent. Moreover, for some premium offerings, we provide enhanced services and assistance with respect to disputes over work product, and clients or talent may pursue claims against us if they are not satisfied with those enhanced services. Disputes between clients and talent and between users and our company may become more frequent based on conditions outside our control, such as a macroeconomic downturn or actions of bad actors seeking to take advantage of other users. Such disputes, or any increase in the number of disputes, may result in an adverse effect on our company, such as a loss of goodwill with users, reputational harm, lost GSV and revenue, and an increase in costs to us. Even if these claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could result in legal, settlement, or other financial costs; divert the resources of our management; and adversely affect our business and operating results.

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
We derive, and expect to continue to derive in the near future, the substantial majority of our revenue from our marketplace offerings. As such, market acceptance of our marketplace offerings, including new offerings or the consolidation of offerings, such as our consolidation of our Upwork Basic and Plus offerings into our new Client Marketplace offering, is critical to our continued success, and any failure of our marketplace offerings to meet users’ expectations with respect to user experience, trust, or cost or the failure of specific features to be effective in attracting and retaining users will have a negative impact on our business. Demand for our marketplace offerings is affected by a number of factors, including the timing and success of new offerings and services by our competitors, our ability to respond to technological change and to effectively innovate and grow, contraction in our market, client spending patterns, talent activity levels, the size and price of projects on our work marketplace, changes in adoption of remote work, geopolitical events, such as Russia’s invasion of Ukraine and the economic measures resulting from the invasion, macroeconomic effects, such as de-globalization and a macroeconomic downturn, and impacts resulting from the COVID-19 pandemic, and the other risks identified herein. If we are unable to meet user demands, earn and maintain user trust, to expand our offerings or the categories of services offered on our work marketplace, or to achieve and maintain more widespread market acceptance of our marketplace offerings, including attracting and retaining clients, our business operations, financial results, and growth prospects will be adversely affected.
If we fail to develop, maintain, and enhance our brand and reputation cost-effectively, our business and financial condition may be adversely affected.
We believe that developing, maintaining, evolving, and enhancing awareness and integrity of our brand and reputation in a cost-effective manner are important to achieving widespread acceptance and use of our work marketplace and are important elements in attracting new users and retaining existing users. Successful and efficient promotion and positioning of our brand, offerings, and business model depend on, among other things, the effectiveness of our marketing efforts and brand messaging, our ability to provide a reliable, trustworthy, and useful work marketplace and offerings at competitive prices, the perceived value of our work marketplace and offerings, and our ability to engender user trust and provide quality support. In order to reach the brand awareness and acceptance levels of some of our competitors, we need to continuously invest in marketing programs that may not be successful in achieving meaningful awareness and acceptance levels, particularly during early phases of expansion into newer user awareness segments, such as international users and users who are reluctant to utilize remote or contract workers. Some of the marketing programs and brand promotion efforts we implement may be new and unproven and therefore their likelihood of success may be uncertain. Further, brand promotion activities may not resonate with existing or potential users or yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building, evolving, and maintaining our brand and reputation. For example, since 2019, we have made significant investments in sales and marketing to acquire new clients and drive brand awareness, and expect to increase these investments throughout 2022. It is not certain that these investments have had or will have sufficient positive impact on our brand to be cost effective. Likewise, negative publicity and news coverage, fraud or other illegal activity conducted by bad actors on our work marketplace, or decisions we make relating to geopolitical or social matters, such as our decision to suspend business operations in Russia and Belarus, may undermine our brand promotion efforts or harm our reputation. We have also recently evolved, and will continue to evolve, our marketing and brand positioning efforts, including a rebranding effort which we began in the second quarter of 2021, expanding our focus on large enterprise and other clients and prospects with larger, longer-term independent talent needs. These efforts may not be successful in achieving the brand awareness and acceptance levels in a cost-effective manner, or without harming other areas of our business.

We also rely on our community of users in a variety of ways, including their willingness to give us feedback regarding our work marketplace, and failure of our users to provide feedback on their experience on our work marketplace or our failure to adequately assess user satisfaction with our work marketplace or address any concerns could negatively impact our ability to improve our work marketplace and the willingness of current or prospective users to use our work marketplace. For example, the prior changes made in the pricing and packaging of Connects purchases resulted in user dissatisfaction and negatively impacted fill rates for projects on our work marketplace for a period of time. If we fail to promote and maintain our brand successfully, address user concerns, or to maintain loyalty among our users, or if we incur substantial expenses in unsuccessful attempts to promote and maintain our brand, we may fail to attract new users or retain our existing users and our business and financial condition may be adversely affected.
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
•payment businesses that can facilitate payments to and from businesses and service providers, such as PayPal and Payoneer;
•businesses that provide specialized professional services, including consulting, accounting, marketing, and information technology services; and
•online and offline job boards, classified ads, and other traditional means of finding work and service providers, such as Craigslist, CareerBuilder, Indeed, Monster, and ZipRecruiter.
In addition, well-established internet companies, such as Google, LinkedIn, and Amazon, social media platforms, such as Meta, and businesses that operate driving, delivery, and other commoditized marketplaces, such as Uber Technologies, have entered or may decide to enter into our market segment. Some of these companies have launched or may launch, or have acquired or may acquire companies or assets that offer products and services that directly compete with our work marketplace. For example, LinkedIn launched ProFinder in 2016, Open for Business in 2019, and Services Marketplaces in 2021, each of which is a service to connect LinkedIn members with one another for freelance service relationships. Many of these established internet companies and other competitors are considerably larger than we are, have considerably greater financial and other resources than we do, and could offer products and services similar to our offerings for lower fees.

Internationally, we compete against online and offline channels and products and services in most countries. Local competitors, or competitors that have invested more in international expansion, have greater brand recognition than us in other countries and a stronger understanding of local or regional culture and commerce. Some competitors also offer their products and services in local languages and currencies that we do not offer. As our business grows internationally and we expand and grow our services offerings, we may increasingly compete with these international companies. We also compete against locally sourced service providers and traditional, offline means of finding work and procuring services, such as staffing businesses, personal and professional networks, classified ads, and recruiters. In addition, our decision to suspend our business operations in Russia and Belarus may increase the risk that new competitors emerge in the region.
We also compete with companies that utilize emerging technologies and assets, such as blockchain, artificial intelligence, augmented reality, cryptocurrency, and machine learning. These competitors may offer products and services that may, among other things, provide automated alternatives to the services that talent provide on our work marketplace, use machine learning algorithms to connect businesses with service providers more effectively than we do, or otherwise change the way that businesses engage or pay service providers or the way service providers perform work so as to make our work marketplace less attractive to users. Many of the companies and services that utilize these technologies in our market are still new and not yet fully mature in their capabilities or network scale; however, we may face increased competition should these companies or services, or new entrants, succeed.
Many of our current and potential competitors, both online and offline, enjoy substantial competitive advantages, such as greater name recognition and more prominent brand reputation; pre-existing relationships with desirable clients; more experience with international operations and localization of their offerings; longer operating histories; greater financial, technical, and other resources; more users; newer technologies and more modern technical infrastructure; greater appeal to certain segments of users, such as those entering the workforce; and, in some cases, the ability to rapidly combine online platforms with traditional staffing and contingent worker solutions. These companies may use these advantages to offer products and services similar to ours at a lower price, develop different or superior products and services to compete with our work marketplace, or respond more quickly and effectively than we do to new or changing opportunities, technologies, standards, regulatory conditions, or user preferences or requirements. In addition, while we compete intensely in more established markets, we also compete in developing technology markets that are characterized by dynamic and rapid technological change, many and different business models, and frequent disruption of incumbents by innovative online and offline entrants. The barriers to entry into these markets can be low, and businesses easily and quickly can launch online or mobile platforms and applications at nominal cost by using commercially available software or partnering with various established companies in these markets.
Moreover, current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others, including our current or future third-party partners. By doing so, these competitors may increase their ability to meet the needs of our existing or prospective users. These developments could limit our ability to obtain revenue from existing and new users. For all of these reasons, we may not be able to compete successfully against our current and future competitors, in which case our business, operating results, and financial condition would be adversely impacted.
If the market for independent talent and the services they offer develops more slowly than we expect, our growth may slow or stall, and our operating results could be adversely affected.
The market for online independent talent and the services they offer is relatively new, rapidly evolving, and unproven. Our future success will depend in large part on the continued growth and expansion of this market and the willingness of businesses to engage independent talent to provide services and independent talent to engage as service providers. It is difficult to predict the size, growth rate, and expansion of this market, whether any expansion will be long-term or temporary, particularly as the COVID-19 pandemic subsides and restrictions intended to prevent its spread are relaxed or lifted, the success of competitive products and services, or technological, macroeconomic, geopolitical (including the prevalence of de-globalization), legal, regulatory, or other developments that will impact the overall demand for independent talent. Furthermore, many businesses may be unwilling to engage independent talent for a variety of reasons, including perceived negative connotations with outsourcing work, quality of work, fraud, privacy, or data security concerns, or the rapidly evolving regulations that may impact the demand for independent contractor services more generally, including as discussed further in the risk factor titled “There may be adverse tax, legal, and other consequences if the contractor classification or employment status of talent that use our work marketplace is challenged.” Likewise, with the greater adoption of remote work and increased flexibility in employment relationships resulting from the COVID-19 pandemic, more skilled independent talent may choose traditional employment. If the market for independent talent and the services they offer does not achieve widespread adoption, or there is a reduction in demand for independent talent, including as the COVID-19 pandemic subsides or as a result of a macroeconomic downturn, it could result in decreased revenue and our business could be adversely affected.
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
A substantial portion of the services offered by talent and sought by clients on our work marketplace relates to information technology. If, for any reason, the market for information technology services declines, including as a result of the relaxation or lifting of restrictions intended to prevent the spread of COVID-19, a macroeconomic downturn, increased use of artificial intelligence or automation, or otherwise, if a sufficient number of qualified or desirable talent is not available on our work marketplace or willing to perform these services or businesses satisfy their needs for these services through alternative means, including through use of our competitors’ products or traditional employment relationships, or if the talent on our work marketplace are not located or able to work in specific geographic regions in which clients are seeking to engage remote talent, the growth in the number of users on our work marketplace may slow or decline and as a result our revenue and business may be adversely impacted. Geopolitical events have impacted and may continue to impact the market for information technology services on our work marketplace. For example, approximately 25% of client spend from our web, mobile, and software development category in 2021 was derived from work where either the talent or the client was located in the region impacted by Russia’s invasion of Ukraine, and immediately following the beginning of the invasion, we experienced meaningful reductions in activity from talent in the region.
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
Depending on the nature of the information compromised, in the event of a security breach or other privacy or security incident, we may also have obligations to notify affected individuals and entities and regulators about the incident, and we may need to provide some form of remedy, such as a subscription to credit monitoring services, pay significant fines to one or more regulators, reimburse, defend or indemnify third parties if required under contractual obligations, or pay compensation in connection with a class-action settlement (including under the private right of action under the California Consumer Privacy Act of 2018, which we refer to as the CCPA). Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises our, our users’, our employees’, our contractors’, or other confidential, proprietary, or personal information.
Users circumvent our work marketplace, which adversely impacts our business.
Our business depends on users transacting through our work marketplace. Despite our efforts to prevent them from doing so, users circumvent our work marketplace and engage with or take payment through other means to avoid the fees that we charge, and it is difficult or impossible to measure the losses associated with circumvention. Enhancements and changes we make with respect to our offerings, services, features, and fees may unintentionally cause, and may have unintentionally caused in the past, users to circumvent our work marketplace, such as our consolidation of our Upwork Basic and Plus offerings into our new Client Marketplace Offering. In addition, circumvention by users of our work marketplace is likely to increase during a macroeconomic downturn, as users may be more cost-sensitive with respect to our fees. There may also be increased circumvention as a result of the effects of Russia’s invasion of Ukraine and our decision to suspend our business operations in Russia and Belarus. Moreover, certain changes we make to decrease circumvention by users have in the past and could again inadvertently result in user dissatisfaction, increased user circumvention, and a decline in user activity on our work marketplace. The loss of revenue associated with circumvention of our work marketplace has an adverse impact on our business, cash flows, operating results, and financial condition. In addition, our efforts to reduce circumvention may be costly or disruptive to implement, have results that are difficult or impossible to measure, fail to have the intended effect or have an adverse effect on our brand or user experience, cause users to cease using our work marketplace, reduce the attractiveness of our work marketplace, divert the attention of management, or otherwise harm our business.
Our sales efforts are increasingly primarily targeted at large enterprise and other clients and prospects with larger, longer-term independent talent needs, and as a result we may encounter greater pricing, implementation, and customization challenges, and we may incur additional costs, each of which could adversely impact our business and operating results.
Our sales efforts are primarily targeted at large enterprise and other clients and prospects with larger, longer-term independent talent needs. For example, in the fourth quarter of 2021, we began increasing our investment in sales by expanding our sales team and we expect this investment to continue through 2022 as we increase our efforts to acquire clients of our Upwork Enterprise offering. As a result of our increased focus on these larger clients, we face greater costs, longer sales cycles, and less predictability in completing some of our sales and in increasing spend by existing clients. For larger clients, use of our work marketplace may require approvals by multiple departments and executive-level personnel and require us to provide greater levels of services and client education regarding the uses, benefits, security, privacy, worker classification, payments, and compliance services offered on our work marketplace. Larger enterprises typically have longer decision-making and implementation cycles and may demand more customization, greater indemnification and risk shifting, higher levels of support, a broader range of services, and greater payment flexibility. In addition, larger clients may require greater functionality and scalability that can lead to delays in sales or difficulties in growing client spend. We are often required to spend time and resources to better familiarize potential large enterprise clients with the value propositions of our work marketplace generally. Despite our efforts in familiarizing potential large enterprise clients with the benefits of our work marketplace, these potential clients may decide not to use our work marketplace if, among other reasons, they do not feel that their procurement or compliance needs are or will be met or our work marketplace is not widely accepted within the organization. In addition, sales opportunities with large clients may require us to devote greater sales and administrative support and professional services resources to individual clients, which could increase our costs, lengthen our sales cycle, and divert our own sales and professional services resources to a smaller number of larger clients. We may spend substantial time, effort, and money in our sales efforts without being successful in producing sales or growing client spend.
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
We depend in part on various internet search engines, such as Google, as well as other channels to direct a significant amount of traffic to our website and mobile applications. Our ability to maintain the number of visitors directed to our website and mobile applications is not entirely within our control. For example, our competitors’ search engine optimization and other efforts such as paid search may result in their websites receiving a higher search result page ranking than ours, internet search engines or other channels that we utilize to direct traffic to our website have in the past and could again revise their methodologies or implement other changes or penalties that adversely impact traffic to our website, or we may make changes to our website or mobile applications that adversely impact our search engine optimization rankings and traffic to our website and mobile applications in order to comply with applicable regulatory requirements or requirements imposed by our vendors or third-party partners, or for other reasons. As a result, links to our website may not be prominent enough to drive sufficient traffic to our website, and we may not be able to influence the results.
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
Our work marketplace enables our users to manage important aspects of their businesses, and any errors, defects, or disruptions in our work marketplace, or other performance or availability problems with our work marketplace or infrastructure could harm our brand and reputation, negatively impact our operating results, or otherwise damage our business or the businesses of our users. As the usage of our work marketplace grows, and as we introduce new offerings and services and look to expand our international footprint over time, we will need an increasing amount of technical infrastructure and continued infrastructure modernization, including network capacity, computing power, and improvements to how we process and store data and transaction information, to continue to operate our work marketplace. We may fail to effectively scale and grow our technical infrastructure to accommodate these demands, which may adversely affect our user experience. We also rely on third-party software and infrastructure, including the infrastructure of the internet, to provide our work marketplace. Any failure of or disruption to this software and infrastructure could also make our work marketplace unavailable to our users. For example, these types of disruptions have negatively impacted our work marketplace, such as an inadvertent error by a regulatory agency that prevented users from accessing our website for a brief period of time. Internet shutdowns in certain jurisdictions are becoming more frequent, including in response to civil unrest or prior to contested political elections, and any shutdown in a jurisdiction in which a significant number of our users are located will adversely affect user activity on our work marketplace throughout the duration of such shutdown. Our work marketplace is constantly changing with new updates, which may contain undetected errors when first introduced or released. Any errors, defects, disruptions in service, or other performance or stability problems with our work marketplace, or the inadequacy of our efforts to adequately prevent or timely detect or remedy errors or defects, could result in negative publicity, loss of or delay in market acceptance of our work marketplace, loss of competitive position, our inability to timely and accurately maintain our financial records, interference with our clients’ ability to contract for, or the ability of talent to complete, projects on our work marketplace, inaccurate or delayed invoicing of clients, delay of payment to us or talent, claims by users for losses sustained by them, or investigation and corrective action taken by regulatory agencies. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help resolve the issue. Accordingly, any errors, defects, or disruptions in our work marketplace could adversely impact our brand and reputation, revenue, and operating results.
Our ability to attract and retain users is dependent in part on ease of use and reliability of our work marketplace and the quality of our support, and any failure to offer high-quality support could adversely impact our business, operating results, and financial condition.
Our ability to attract and retain users is dependent in part on the ease of use, trustworthiness, and reliability of our work marketplace, including our ability to provide high-quality support. Our users depend on our support organization to enforce our terms of service against bad actors, to resolve any issues relating to our work marketplace, to communicate effectively about their accounts, and to assist in their use of our work marketplace, especially large enterprise clients, which expect higher levels of support. Our ability to provide effective support is largely dependent on our ability to attract, resource, and retain service providers who are both qualified to support users of our work marketplace and well versed in our work marketplace. Offering our website and user support only in English may negatively impact our relationships with our users, particularly users in non-English speaking countries. As we seek to continue to grow our international user base, our support organization will face additional challenges, including those associated with delivering support and documentation in languages other than English. Any failure to maintain high-quality support or effectively communicate with our users, or any market perception that we do not maintain high-quality support or act professionally, fairly, or effectively in our communications and actions with respect to users, could harm our reputation, adversely affect our ability to sell our work marketplace to existing and prospective users, and could adversely impact our business, operating results, and financial condition.
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
New laws, regulations, and orders enacted in response to the COVID-19 pandemic or the resulting macroeconomic downturn and uncertainty may also affect our business in ways that we do not anticipate, and existing laws and regulations may be interpreted and enforced differently than they have in the past in response to the pandemic. These laws may change rapidly and compliance may be costly to us. On the other hand, a loosening of these restrictions as certain geographic areas continue to reopen may result in a decline in user activity on our work marketplace. Likewise, as a result of Russia’s invasion of Ukraine, the United States, the United Kingdom, the EU, and other jurisdictions have issued broad-ranging economic sanctions. As the Russian invasion of Ukraine continues, there can be no certainty regarding whether such governments or other governments will impose additional sanctions, or other economic or military measures against Russia or Belarus. Although we have suspended our business operations in Russia and Belarus, users may seek to circumvent our efforts to block those and other jurisdictions, and therefore we are subject to risks that we may not be in full compliance with any additional sanctions.
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
New approaches to policy-making and legislation may also produce unintended harms to our business, which may impact our ability to operate our business in the manner in which we are accustomed. In particular, there has been increased focus on technology, artificial intelligence, and worker classification and independent contractor regulations. For example, the focus on worker classification led in part to the adoption of legislation in California, and it is possible that other jurisdictions will implement similar laws and regulations, as discussed in the risk factor titled “There may be adverse tax, legal, and other consequences if the contractor classification or employment status of talent that use our work marketplace is challenged.” These types of laws and regulations may have a far-reaching impact, including on the independent professionals that use our work marketplace and their clients. Any of these regulations could negatively impact our users, including perceptions regarding their use of our work marketplace, or have a material adverse effect on the demand for talent on our work marketplace or on the manner in which we are able to operate our work marketplace.
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
Even though we currently have a limited physical presence outside of the United States, our users have a global footprint that subjects us to the risks of being found to do business internationally. We have users of our work marketplace located in over 180 countries, including some markets where we have limited experience, where challenges can be significantly different from those we have faced in more developed markets, and where business practices may create greater internal control risks. Further, certain skills and services are offered by talent concentrated in countries with higher risks of instability and geopolitical uncertainty. For example, approximately 25% of client spend from our web, mobile, and software development category in 2021 was derived from work where either the talent or the client was located in Ukraine, Russia, or Belarus. Russia’s invasion of Ukraine has interfered and may continue to interfere with talent’s ability to access our work marketplace and for us to support users in such countries and the surrounding region. In particular, in response to the ongoing war in Ukraine, we suspended business operations in Russia and Belarus, which means that users in each of those countries are prohibited from using our work marketplace for the duration of the suspension. In addition, we engage talent located in many countries to provide services for our managed services offering and to us for internal projects. As a result of our decision to suspend business operations in Russia and Belarus, we also suspended our engagements with talent in those countries that we engage on our work marketplace to perform services for us.
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
•costs of localizing services, including adding the ability for clients to pay in local currencies or modifying our platform to offer our website in local languages;

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
We offer an optional service to users of our Upwork Enterprise offering and other premium offerings, through which we help classify talent as employees of third-party staffing providers or independent contractors. For clients of these services, subject to applicable law and the terms of our agreement with the client, we indemnify clients from misclassification risk and make warranties to the client, such as to compliance with applicable laws. In addition, we offer a number of other premium offerings where we provide increased assistance to users to find and contract with one another, which could increase employment-related risks. Third-party staffing providers employ talent classified as employees for clients, and failure of these staffing providers to comply with all legal and tax requirements could adversely affect our business. Moreover, material business changes by one or more of our third-party staffing providers could negatively impact our business and financial results, including increased costs for clients or us, a reduced profit margin, a diminished user experience, or the inability to offer the staffing provider services in one or more jurisdictions. We also use our work marketplace to find, classify, and engage talent to provide services for us and for our managed services offering. In general, any time a court or administrative agency determines that we or our clients that use our work marketplace have misclassified talent as an independent contractor, we or our users could incur tax and other liabilities for failing to properly withhold or pay taxes on the talent’s compensation, for failing to properly compensate the talent, including benefits and stock compensation, as well as potential wage and hour penalties and other liabilities depending on the circumstances and jurisdiction. We have in the past been, and may in the future be, subject to administrative inquiries and audits concerning the taxation and classification of our workers and the users of our work marketplace. Certain claims may not be covered by our insurance, and we cannot be certain that any insurance coverage that we have or may obtain will extend to or be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.
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
Worker classification and independent contractor issues, including AB 5, have been the subject of widespread debate both in the United States and abroad. It is possible that other jurisdictions, including the U.S. federal government, U.S. states, such as New York, Washington, and Illinois, and jurisdictions outside the United States, such as the United Kingdom and the EU through its work on the Platform Workers Directive and other legislative and regulatory instruments, may change their definition of “employment” to include arrangements currently viewed as independent. Additionally, changes to laws and regulation may be subject to challenge in court (e.g. AB 5, which had a retroactive effect, and California’s Proposition 22, which was recently ruled unconstitutional). Likewise, the EU, the United Kingdom, and other jurisdictions are exploring changes to worker classification through a variety of legal instruments, such as the Digital Services Act and Digital Markets Act in the EU. These new and changing laws could alter the legislative and regulatory landscape regarding how governments may choose to regulate independent contractors broadly and in specific sectors, and may have unintended consequences. These changes may affect how our users run their businesses. As a result, there is significant uncertainty regarding the worker classification regulatory landscape and what it will look like in future years, and compliance with any new legislation or regulations may be costly and difficult or they may be impossible to comply with in a commercially reasonable manner. In addition, any developments or changes in the regulatory environment impacting worker classification and independent contractors may reduce the demand for independent contractors more generally in one or more jurisdictions and have an adverse effect on our business, operating results, and financial condition.
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
We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security that are proposed and enacted in various jurisdictions. For example, Europe’s General Data Protection Regulation, which we refer to as the GDPR, and the UK General Data Protection Regulation (which implements the GDPR into UK law), impose stringent data protection requirements and provide for significant penalties for noncompliance. The CCPA requires, among other things, covered companies to provide certain disclosures to California consumers and affords such consumers certain rights, including the right to opt-out of certain sales of personal data. The CCPA also provides for civil penalties for violations as well as a private right of action for data breaches that may increase data breach litigation. Further, the California Privacy Rights Act, which was passed in November 2020 and will be fully effective in January 2023, significantly modifies the CCPA. These modifications will require us to incur additional costs and expenses in our effort to comply. Virginia, Colorado, Utah, and Connecticut recently enacted similar data privacy legislation that will take effect in 2023, and several other states and countries are considering expanding or passing privacy laws in the near term. The enactment of more restrictive laws, rules, regulations, or future enforcement actions or investigations could impact us through increased costs or restrictions on our business, and noncompliance could result in regulatory penalties and significant legal liability. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our work marketplace.
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

Failure to comply with anti-corruption, anti-money laundering, and sanctions laws, and similar laws, could subject us to penalties and other adverse consequences.
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
For example, our and other freelancing platforms and websites have been the subject of additional scrutiny and press attention relating to North Korea. A U.S. Department of State advisory issued in July 2018 stated that “there are cases where North Korean companies exploit the anonymity provided by freelancing websites to sell their IT services to unwitting buyers.” More recently, in May 2022 the U.S. Department of State, U.S. Department of Treasury, and the Federal Bureau of Investigation issued guidance on efforts by North Korean nationals to secure freelance engagements as remote IT workers by posing as non-North Korean nationals. Additionally, press reports have stated that North Korean operatives have used various social media applications and freelancing websites, including ours. Accordingly, although we have controls in place to detect and prevent such OFAC violations and our systems show no transactions with persons in North Korea, nor in any other OFAC-sanctioned jurisdictions, we may face higher levels of scrutiny by users, partners, and regulators due to the publishing of this advisory and those or similar press reports.
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
In addition, the laws of some countries do not provide the same level of protection for our intellectual property as do the laws of the United States. As our global reputation grows and we expand our international activities, our exposure to unauthorized copying and use of our work marketplace and proprietary information will likely increase. Despite our precautions, our intellectual property is vulnerable to unauthorized access through employee or third-party error or actions, theft, cybersecurity incidents, private or public economic espionage, and other security breaches and incidents. It is possible for third parties to infringe upon or misappropriate our intellectual property, to copy our work marketplace, and to use information that we regard as proprietary to create products and services that compete with ours. Effective intellectual property protection may not be available to us in every country in which our work marketplace is available. In addition, many countries limit the enforceability of patents or other intellectual property rights against certain third parties, including government agencies or government contractors. In these countries, patents or other intellectual property rights may provide limited or no benefit. Further, certain countries impose additional conditions on the transfer of intellectual property rights from individuals to companies, which may make it more difficult for us to secure and maintain intellectual property protection in those countries. We may need to expend additional resources to defend our intellectual property rights domestically or internationally, which could be costly, time consuming, and distracting to management and could impair our business or adversely affect our domestic or international expansion. If we cannot adequately protect and defend our intellectual property, we may not remain competitive, and our business, operating results, and financial condition may be adversely affected.
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
We have a history of incurring net losses, and we expect to incur net losses for the foreseeable future. For the six months ended June 30, 2022 and years ended December 31, 2021 and 2020, we incurred net losses of $48.6 million, $56.2 million, and $22.9 million, respectively. As of June 30, 2022, we had an accumulated deficit of $299.6 million. We have made, and expect to continue to make, significant expenditures related to the development and expansion of our business, including investing in marketing programs and activities, such as brand promotion efforts, including those designed to reach new and existing clients seeking to engage remote talent in light of the ongoing shift toward remote work; expanding our sales force; enhancing our Upwork Enterprise and other premium offerings; expanding our services and features; expanding our international user base; localizing our offerings in select locations; broadening and deepening the categories on our work marketplace; promoting client engagement of the talent that typically optimize to deliver larger projects, including through our Upwork Payroll offering; enhancing our mobile product offering and our U.S.-to-U.S. domestic marketplace offering; and in connection with legal, accounting, and other administrative expenses related to operating as a public company. For example, beginning in the fourth quarter of 2021, we increased our investment in brand marketing and to a lesser extent, our investment in sales by expanding our sales team, and we expect to continue these increased investments throughout 2022. These and other efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. While our revenue has grown in recent years, we may not be able to sustain the same level of growth in future periods, or at all. For example, we experienced a reduction in the growth of GSV and revenue in the second quarter of 2020 due to the effects of the COVID-19 pandemic and could experience a similar reduction in GSV and revenue growth as the impact of the COVID-19 pandemic subsides and users return more frequently to physical offices or are otherwise no longer subject to restrictions related to the COVID-19 pandemic. If our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods and the trading price of our common stock could decline. As a result, we may continue to generate losses. We cannot ensure that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.
We track certain performance metrics with internal tools and do not independently verify such metrics. Certain of our performance metrics may not accurately reflect certain details of our business, are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
We track certain performance metrics, including active clients and GSV per active client, both of which we began reporting in the third quarter of 2021, as well as GSV and marketplace take rate with internal tools, which are not independently verified by any third-party. Our internal tools have a number of limitations and our methodologies for tracking these metrics may change over time, which could result in inaccurate or unexpected changes to our metrics, including the metrics we report. If the internal tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. In addition, limitations or errors with respect to how we measure data, or the accuracy of the data that we measure, may affect our understanding of certain details of our business, which could affect our longer-term strategies and our ability to respond to business trends that may negatively impact our performance. If our performance metrics are not accurate representations of our business, user base, or traffic levels; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, our reputation may be harmed, we may be subject to legal or regulatory actions, and our operating and financial results could be adversely affected. In addition, from time to time we may change the performance metrics that we track, including metrics that we report, and any new performance metrics will also be subject to the foregoing limitations and risks. For example, in order to provide more relevant insight into our current business performance and align with how management views the business, beginning in the third quarter of 2021, we ceased reporting the performance metrics tracking the number of core clients and client spend retention, and instead began reporting in the third quarter of 2021, the performance metrics tracking the number of active clients and GSV per active client.
Our operating results may fluctuate from quarter to quarter, which makes our future results difficult to predict.
Our quarterly operating results have fluctuated in the past and may fluctuate in the future, particularly during the macroeconomic uncertainty caused by the ongoing COVID-19 pandemic and rising interest rates and inflation. Additionally, we have a limited operating history under our current business strategy and pricing model, and we make pricing, product, and other changes from time to time, all of which make it difficult to forecast our future results. As a result, you should not rely upon our past quarterly operating results as indicators of future performance. You should take into account the risks, difficulties, and uncertainties frequently encountered by companies in highly competitive and rapidly evolving markets.

Our operating results in any given quarter can be influenced by numerous factors, many of which are unpredictable or are outside of our control, including:
•uncertainty regarding demand for our work marketplace following the COVID-19 pandemic;
•ongoing uncertainty and impact on the global economy and spending by large, medium, and small companies, the shift to remote work, availability of qualified and in-demand talent, and uncertainty regarding the timing and nature of any future macroeconomic downturn, as discussed further below;
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

•our ability to introduce new offerings and services or enhance existing offerings, including modernizing our technology, and services without adversely affecting our existing revenue;
•the impact of consolidating or terminating existing offerings and services, including our recent combination of our Upwork Basic and Plus offerings into a single service plan;
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
•fluctuations in transaction losses;
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
The market price of our common stock has been and may continue to be volatile, particularly as a result of broader stock market fluctuations and in light of the current macroeconomic uncertainty. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control and some of which will be impacted by Russia’s invasion of Ukraine, the COVID-19 pandemic, and the resulting macroeconomic uncertainty, including:
•actual or anticipated fluctuations in our revenue, measures of profitability, and other operating results;
•changes in or our withdrawal of the financial projections we provide to the public or our failure to meet these projections;
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
•negative publicity related to the real or perceived trustworthiness, quality, or security of our work marketplace, as well as the failure to timely launch new offerings and services that gain market acceptance;
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
•rising interest rates and inflation;
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
In August 2021, we issued the Notes, which have an aggregate principal amount of $575.0 million. The Notes are senior, unsecured obligations of the Company and bear interest at a rate of 0.25% per year. The Notes will mature on August 15, 2026, unless earlier redeemed, repurchased, or converted in accordance with the terms of the Notes. As of June 30, 2022, we had $575.0 million of indebtedness. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our stockholders and our business, results of operations and financial condition by, among other things:
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
Our business depends on the overall demand for labor and on the economic health of current and prospective clients that use our work marketplace. Any significant weakening of the economy in the United States or Europe or of the global economy, as is currently anticipated or otherwise, including the worsening of the ongoing labor shortage or the continued rise in inflation, hiring freezes, more limited availability of credit, a reduction in business confidence and activity, decreased government or business spending, economic and political uncertainty, financial turmoil affecting the banking system or financial markets, trade wars, sanctions, and higher tariffs, a more limited market for independent professional service providers or information technology services, shifts away from remote work, and other adverse economic or market conditions may adversely impact our business and operating results. Global economic and political events or uncertainty, such as Russia’s invasion of Ukraine, has caused, and may continue to cause, some of our current or potential users to curtail their use of our work marketplace, and may ultimately result in new regulatory and cost challenges to our operations, including sanctions imposed in response to such events. See the risk factor titled “Russia’s invasion of Ukraine and our decision to suspend our business operations in Russia and Belarus have affected and may continue to affect our business and results of operations” above for additional information. In addition, small- and medium-sized businesses were disproportionately impacted by the macroeconomic downturn caused by the COVID-19 pandemic, some of which reduced their spend on our work marketplace. These adverse conditions resulted, and may again result, in reductions in revenue, increased operating expenses, longer sales cycles, and increased competition. There is also risk that when overall global economic conditions are positive, our business could be negatively impacted by a decreased demand for talent as businesses utilize more full-time employees relative to their use of independent contractors. We cannot predict the timing, strength, or duration of any economic slowdown, or any subsequent recovery generally. If the conditions in the general economy deteriorate, as a result of Russia’s invasion of Ukraine, the COVID-19 pandemic, or otherwise, our business, financial condition, and operating results could be adversely affected.
We may be adversely affected by natural disasters and other catastrophic events, including the ongoing COVID-19 pandemic, by man-made problems such as warfare, terrorism, or failures of technology, that could disrupt our business operations and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
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

UPWORK INC.

Date: July 27, 2022	By:	/s/ Hayden Brown
Hayden Brown
President and Chief Executive Officer (Principal Executive Officer)

Date: July 27, 2022	By:	/s/ Jeff McCombs
Jeff McCombs
Chief Financial Officer (Principal Financial Officer)