Form 10-Q
period 2022-09-30
UPWORK, INC
filed 2022-10-26
CIK 1627475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of September 30, 2022, there were 131,342,482 shares of the registrant’s common stock outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
UPWORK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share data)	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$156,423	$187,205
Marketable securities	519,383	497,566
Funds held in escrow, including funds in transit	169,966	160,813
Trade and client receivables – net of allowance of $16,099 and $3,410 as of September 30, 2022 and December 31, 2021, respectively	67,070	66,826
Prepaid expenses and other current assets	16,860	17,243
Total current assets	929,702	929,653
Property and equipment, net	21,487	21,329
Goodwill	118,219	118,219
Operating lease asset	8,387	10,682
Other assets, noncurrent	1,431	1,178
Total assets	$1,079,226	$1,081,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,354	$4,996
Escrow funds payable	169,966	160,813
Accrued expenses and other current liabilities	51,781	45,742
Deferred revenue	24,910	22,083
Total current liabilities	252,011	233,634
Debt, noncurrent	563,520	561,299
Operating lease liability, noncurrent	12,619	16,753
Other liabilities, noncurrent	8,493	9,858
Total liabilities	836,643	821,544
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.0001 par value; 490,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 131,342,482 and 129,130,478 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	13	13
Additional paid-in capital	571,636	511,096
Accumulated other comprehensive loss	(4,617)	(528)
Accumulated deficit	(324,449)	(251,064)
Total stockholders’ equity	242,583	259,517
Total liabilities and stockholders’ equity	$1,079,226	$1,081,061
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2022	2021	2022	2021
Revenue	$158,641	$128,141	$456,876	$365,941
Cost of revenue	40,470	34,933	119,243	98,457
Gross profit	118,171	93,208	337,633	267,484
Operating expenses
Research and development	38,898	30,873	112,889	85,610
Sales and marketing	63,171	43,192	184,096	128,613
General and administrative	31,407	26,083	93,872	81,969
Provision for transaction losses	10,137	1,377	18,918	3,701
Total operating expenses	143,613	101,525	409,775	299,893
Loss from operations	(25,442)	(8,317)	(72,142)	(32,409)
Interest expense	1,117	746	3,362	1,055
Other (income) expense, net	(1,772)	222	(2,215)	161
Loss before income taxes	(24,787)	(9,285)	(73,289)	(33,625)
Income tax provision	(40)	(26)	(96)	(59)
Net loss	$(24,827)	$(9,311)	$(73,385)	$(33,684)

Net loss per share, basic and diluted	$(0.19)	$(0.07)	$(0.56)	$(0.27)
Weighted-average shares used to compute net loss per share, basic and diluted	130,830	127,915	130,083	126,651

Other comprehensive loss, net of tax:
Net unrealized holding gain (loss) on marketable securities, net	$166	$(5)	$(4,089)	$(30)
Total comprehensive loss	(24,661)	(9,316)	(77,474)	(33,714)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended September 30, 2022	Shares	Amount
Balances as of June 30, 2022	130,530,889	$13	$550,711	$(4,783)	$(299,622)	$246,319
Issuance of common stock upon exercise of stock options	81,115	—	291	—	—	291
Stock-based compensation expense	—	—	20,446	—	—	20,446
Issuance of common stock for settlement of RSUs	730,478	—	—	—	—	—
Tides Foundation common stock warrant expense	—	—	188	—	—	188
Unrealized gain on marketable securities	—	—	—	166	—	166
Net loss	—	—	—	—	(24,827)	(24,827)
Balances as of September 30, 2022	131,342,482	$13	$571,636	$(4,617)	$(324,449)	$242,583

(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended September 30, 2021	Shares	Amount
Balances as of June 30, 2021	127,616,789	$13	$527,718	$(6)	$(219,197)	$308,528
Issuance of common stock upon exercise of stock options	224,785	—	909	—	—	909
Stock-based compensation expense	—	—	13,917	—	—	13,917
Issuance of common stock for settlement of RSUs	391,971	—	—	—	—	—
Tides Foundation common stock warrant expense	—	—	188	—	—	188
Purchases of capped calls related to convertible senior notes	—	—	(49,393)	—	—	(49,393)
Unrealized loss on marketable securities	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(9,311)	(9,311)
Balances as of September 30, 2021	128,233,545	$13	$493,339	$(11)	$(228,508)	$264,833

(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Nine Months Ended September 30, 2022	Shares	Amount
Balances as of December 31, 2021	129,130,478	$13	$511,096	$(528)	$(251,064)	$259,517
Issuance of common stock upon exercise of stock options	352,336	—	1,335	—	—	1,335
Stock-based compensation expense	—	—	56,180	—	—	56,180
Issuance of common stock for settlement of RSUs	1,698,043	—	—	—	—	—
Tides Foundation common stock warrant expense	—	—	563	—	—	563
Issuance of common stock in connection with employee stock purchase plan	161,625	—	2,462	—	—	2,462
Unrealized loss on marketable securities	—	—	—	(4,089)	—	(4,089)
Net loss	—	—	—	—	(73,385)	(73,385)
Balances as of September 30, 2022	131,342,482	$13	$571,636	$(4,617)	$(324,449)	$242,583

(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
Nine Months Ended September 30, 2021	Shares	Amount
Balances as of December 31, 2020	124,795,222	$12	$494,103	$19	$(194,824)	$299,310
Issuance of common stock upon exercise of stock options	1,899,902	1	6,635	—	—	6,636
Stock-based compensation expense	—	—	38,743	—	—	38,743
Issuance of common stock for settlement of RSUs	1,302,963	—	—	—	—	—
Tides Foundation common stock warrant expense	—	—	563	—	—	563
Issuance of common stock in connection with employee stock purchase plan	235,458	—	2,688	—	—	2,688
Purchases of capped calls related to convertible senior notes	—	—	(49,393)	—	—	(49,393)
Unrealized loss on marketable securities	—	—	—	(30)	—	(30)
Net loss	—	—	—	—	(33,684)	(33,684)
Balances as of September 30, 2021	128,233,545	$13	$493,339	$(11)	$(228,508)	$264,833
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(73,385)	$(33,684)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for transaction losses	18,412	3,004
Depreciation and amortization	6,007	8,187
Amortization of debt issuance costs	2,221	441
Amortization of premium of purchases of marketable securities, net	485	103
Amortization of operating lease asset	2,295	2,712
Tides Foundation common stock warrant expense	563	563
Stock-based compensation expense	56,119	38,666
Impairment expense	—	7,389
Changes in operating assets and liabilities:
Trade and client receivables	(17,764)	(13,967)
Prepaid expenses and other assets	380	(2,163)
Operating lease liability	(3,994)	114
Accounts payable	278	(3,188)
Accrued expenses and other liabilities	2,202	9,987
Deferred revenue	4,285	5,120
Net cash provided by (used in) operating activities	(1,896)	23,284
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(398,259)	(108,828)
Proceeds from maturities of marketable securities	371,879	87,500
Purchases of property and equipment	(893)	(565)
Internal-use software and platform development costs	(5,160)	(4,221)
Net cash used in investing activities	(32,433)	(26,114)
CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in escrow funds payable	9,153	37,649
Proceeds from exercises of stock options	1,335	6,636
Proceeds from employee stock purchase plan	2,462	2,688
Repayment of debt	—	(10,750)
Proceeds from issuance of convertible senior notes	—	575,000
Payment of debt issuance costs	—	(14,855)
Purchases of capped calls related to convertible senior notes	—	(49,393)
Net cash provided by financing activities	12,950	546,975
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(21,379)	544,145
Cash, cash equivalents, and restricted cash—beginning of period	352,058	232,463
Cash, cash equivalents, and restricted cash—end of period	$330,679	$776,608
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,520	$347
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
Property and equipment purchased but not yet paid	$107	$251
Internal-use software and platform development costs incurred but not yet paid	$75	$118
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
Although the Russian war against Ukraine did not have a material adverse impact on the Company’s revenue or other financial results for the three and nine months ended September 30, 2022, at this time the Company is unable to fully assess the aggregate impact the Russian war against Ukraine will have on its business due to various uncertainties, which include, but are not limited to, the duration of the war, the ability of talent based in Ukraine to continue working, the war’s effect on the economy, its impact to the businesses of the Company’s clients, and actions that may be taken by governmental authorities related to the war.
Summary of Significant Accounting Policies
The significant accounting policies applied in the Company’s audited consolidated financial statements, as disclosed in the Annual Report, are applied consistently in these unaudited interim condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
The Company has reviewed the accounting pronouncements issued during the nine months ended September 30, 2022 and concluded they were either not applicable or not expected to have a material impact on the Company’s condensed consolidated financial statements.
Note 3—Revenue
Disaggregation of Revenue
See “Note 9—Segment and Geographical Information” for the Company’s revenue disaggregated by type of service and geographic area.
Remaining Performance Obligations
As of September 30, 2022, the Company had approximately $32.7 million of remaining performance obligations. The Company’s remaining performance obligations primarily consist of transaction price that has been allocated to unexercised material rights related to the Company’s arrangements with talent subject to tiered service fees. The remaining transaction price allocated to other performance obligations is immaterial. As of September 30, 2022, the Company expects to recognize approximately $24.9 million over the next 12 months, with the remaining balance recognized thereafter.
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

Contract Balances
The following table provides information about the balances of the Company’s trade and client receivables, net of allowance and contract liabilities included in deferred revenue and other liabilities, noncurrent:

(In thousands)	September 30, 2022	December 31, 2021
Trade and client receivables, net of allowance	$67,070	$66,826
Contract liabilities
Deferred revenue	24,910	22,083
Deferred revenue (component of other liabilities, noncurrent)	7,807	6,349
During the three and nine months ended September 30, 2022, changes in the contract liabilities balances were a result of normal business activity and deferral, and subsequent recognition, of revenue related to arrangements with talent subject to tiered service fees and related allocation of transaction price to material rights.
Revenue recognized during the three and nine months ended September 30, 2022 that was included in deferred revenue as of June 30, 2022 and December 31, 2021 was $7.0 million and $16.6 million, respectively. Revenue recognized during the three and nine months ended September 30, 2021 that was included in deferred revenue as of June 30, 2021 and December 31, 2020 was $6.6 million and $14.0 million, respectively.
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
The Company’s financial instruments that are carried at fair value consist of Level I and Level II assets as of September 30, 2022 and December 31, 2021. The following tables set forth the fair value of the

Company’s financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

(In thousands) September 30, 2022	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$27,725	$—	$—	$27,725	$27,725	$—
Level I
Money market funds	92,163	—	—	92,163	92,163	—
Treasury bills	188,803	8	(388)	188,423	34,901	153,522
U.S. government securities	120,652	—	(2,647)	118,005	—	118,005
Total Level I	401,618	8	(3,035)	398,591	127,064	271,527
Level II
Commercial paper	60,773	—	—	60,773	—	60,773
Corporate bonds	115,170	2	(1,191)	113,981	1,634	112,347
Commercial deposits	32,130	—	—	32,130	—	32,130
Asset-backed securities	28,658	—	(338)	28,320	—	28,320
Yankee bonds	8,863	—	(43)	8,820	—	8,820
Agency bonds	2,475	1	—	2,476	—	2,476
Supranational bonds	2,997	—	(7)	2,990	—	2,990
Total Level II	251,066	3	(1,579)	249,490	1,634	247,856
Total	$680,409	$11	$(4,614)	$675,806	$156,423	$519,383

(In thousands) December 31, 2021	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$16,596	$—	$—	$16,596	$16,596	$—
Level I
Money market funds	108,204	—	—	108,204	108,204	—
Treasury bills	89,992	1	—	89,993	15,000	74,993
U.S. government securities	94,839	—	(285)	94,554	—	94,554
Total Level I	293,035	1	(285)	292,751	123,204	169,547
Level II
Commercial paper	171,918	—	—	171,918	29,544	142,374
Corporate bonds	183,303	1	(217)	183,087	17,861	165,226
Asset-backed securities	13,749	—	(11)	13,738	—	13,738
Yankee bonds	6,693	—	(12)	6,681	—	6,681
Total Level II	375,663	1	(240)	375,424	47,405	328,019
Total	$685,294	$2	$(525)	$684,771	$187,205	$497,566
Unrealized Investment Losses
The following table summarizes, for all debt securities classified as available for sale in an unrealized loss position as of September 30, 2022, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position. Unrealized losses as of December 31, 2021 were immaterial.

(In thousands)	Less Than 12 Months		12 Months or Longer		Total
Duration of unrealized losses	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Money market funds	$92,163	$—	$—	$—	$92,163	$—
Commercial paper	60,773	—	—	—	60,773	—
Treasury bills	141,722	(388)	—	—	141,722	(388)
U.S. government securities	108,317	(2,343)	9,688	(304)	118,005	(2,647)
Corporate bonds	101,508	(1,006)	8,940	(185)	110,448	(1,191)
Asset-backed securities	27,381	(328)	939	(10)	28,320	(338)
Yankee bonds	8,820	(43)	—	—	8,820	(43)
Commercial deposits	2,397	—	—	—	2,397	—
Supranational bonds	2,990	(7)	—	—	2,990	(7)
Total	$546,071	$(4,115)	$19,567	$(499)	$565,638	$(4,614)
For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the securities. As of September 30, 2022 and December 31, 2021, the decline in fair value of these securities was due to increases in interest rates and not due to credit related factors. As of September 30, 2022 and 2021, the Company considered any decreases in market value to be temporary in nature and did not consider any of the Company’s marketable securities to be other-than-temporarily impaired. As such, the Company did not record any impairment charges with respect to its marketable securities during each of the three and nine months ended September 30, 2022 and 2021.
Note 5—Balance Sheet Components
Cash and Cash Equivalents, Restricted Cash, and Funds Held In Escrow, Including Funds In Transit
The following table reconciles cash and cash equivalents, restricted cash, and funds held in escrow that are restricted as reported in the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows as of September 30, 2022 and December 31, 2021:

(In thousands)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$156,423	$187,205
Restricted cash	4,290	4,040
Funds held in escrow, including funds in transit	169,966	160,813
Total cash, cash equivalents, and restricted cash as shown in the condensed consolidated statement of cash flows	$330,679	$352,058
Property and Equipment, Net
Property and equipment, net consisted of the following:

(In thousands)	September 30, 2022	December 31, 2021
Computer equipment and software	$6,370	$5,493
Internal-use software and platform development	30,926	25,738
Leasehold improvements	11,644	11,644
Office furniture and fixtures	3,365	3,365
Total property and equipment	52,305	46,240
Less: accumulated depreciation	(30,818)	(24,911)
Property and equipment, net	$21,487	$21,329
For each of the three months ended September 30, 2022 and 2021, depreciation expense related to property and equipment was $0.8 million. For the nine months ended September 30, 2022 and 2021, depreciation expense related to property and equipment was $2.4 million and $2.8 million, respectively.
For the three months ended September 30, 2022 and 2021, the Company capitalized $2.3 million and $0.7 million of internal-use software and platform development costs, respectively. For the nine months ended September 30, 2022 and 2021, the Company capitalized $5.2 million and $4.1 million of internal-use software and platform development costs, respectively.
For the three months ended September 30, 2022 and 2021, amortization expense related to the capitalized internal-use software and platform development costs was $1.2 million and $1.6 million, respectively. For the nine months ended September 30, 2022 and 2021, amortization expense related to the capitalized internal-use software and platform development costs was $3.6 million and $4.7 million, respectively.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(In thousands)	September 30, 2022	December 31, 2021
Accrued compensation and related benefits	$13,703	$23,047
Accrued vendor expenses	13,295	7,728
Operating lease liability, current	6,455	6,315
Accrued indirect taxes	12,470	4,137
Accrued payment processing fees	2,446	2,085
Accrued talent costs	1,886	1,417
Other	1,526	1,013
Total accrued expenses and other current liabilities	$51,781	$45,742
Note 6—Commitments and Contingencies
Letters of Credit
In conjunction with the Company’s operating lease agreements, as of September 30, 2022 and December 31, 2021, the Company had three irrevocable letters of credit outstanding in the aggregate amount of $0.8 million. The letters of credit are collateralized by restricted cash in the same amount. No amounts had been drawn against these letters of credit as of September 30, 2022 and December 31, 2021.
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
As of September 30, 2022 and December 31, 2021, the Company was not a party to any material legal proceedings or claims, nor is the Company aware of any pending or threatened litigation or claims, including non-income tax matters, that could reasonably be expected to have a material adverse effect on its business, operating results, cash flows, or financial condition. Accordingly, the amounts accrued for contingencies for which the Company believes a loss is probable were not material as of September 30, 2022 and December 31, 2021.
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
Note 7—Debt
The following table presents the carrying value of the Company’s debt obligations as of September 30, 2022 and December 31, 2021:

(In thousands)	September 30, 2022	December 31, 2021
Convertible senior notes	$575,000	$575,000
Less: unamortized debt issuance costs	(11,480)	(13,701)
Balance	563,520	561,299
Debt, current	—	—
Debt, noncurrent	$563,520	$561,299
Weighted-average interest rate	0.77%	0.76%
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
For the three months ended September 30, 2022, interest expense was $0.4 million and amortization of the issuance costs was $0.7 million related to the Notes. For the nine months ended September 30, 2022, interest expense was $1.1 million and amortization of the issuance costs was $2.2 million related to the Notes. For the three and nine months ended September 30, 2021, interest expense related to the Notes and amortization of the issuance costs was $0.6 million. As of September 30, 2022, the if-converted value of the Notes did not exceed the outstanding principal amount. As of September 30, 2022, the total estimated fair value of the Notes was $425.0 million and was determined based on a market approach using actual bids and offers of the Notes in an over-the-counter market on the last trading day of the period. The Company considers these assumptions to be Level II inputs in accordance with the fair value hierarchy described in “Note 4—Fair Value Measurements.”
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
Note 8—Net Loss per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Numerator:
Net loss	$(24,827)	$(9,311)	$(73,385)	$(33,684)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	130,830,411	127,914,696	130,082,683	126,651,490

Net loss per share, basic and diluted	$(0.19)	$(0.07)	$(0.56)	$(0.27)
The following potentially dilutive shares were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	As of September 30,
	2022	2021
Options to purchase common stock	3,911,482	4,402,667
Common stock issuable upon exercise of common stock warrants	350,000	400,000
Common stock issuable upon vesting of restricted stock units	8,573,146	4,663,447
Common stock issuable in connection with employee stock purchase plan	1,070,071	262,029
Common stock issuable in connection with convertible senior notes	8,701,935	8,701,935
Total	22,606,634	18,430,078
Note 9—Segment and Geographical Information
The Company operates as one operating and reportable segment for purposes of allocating resources and evaluating financial performance.

The following table sets forth total revenue by type of service for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Marketplace
Basic, Plus, Client Marketplace(1) and other	$132,647	$108,893	$383,343	$312,569
Enterprise	12,496	8,890	35,550	24,344
Managed services	13,498	10,358	37,983	29,028
Total revenue	$158,641	$128,141	$456,876	$365,941
(1) In April 2022, the Company combined its Upwork Basic and Plus client offerings into a new Client Marketplace offering.
The Company generates its revenue from talent and clients. The following table sets forth total revenue by geographic area based on the billing address of its talent and clients for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Talent
United States	$21,607	$18,429	$64,286	$55,308
India	11,337	11,109	34,764	31,430
Philippines	9,981	8,602	29,668	23,668
Rest of world	39,296	37,046	121,865	107,112
Total talent	82,221	75,186	250,583	217,518
Clients
United States	56,897	39,661	153,369	110,275
Rest of world	19,523	13,294	52,924	38,148
Total clients	76,420	52,955	206,293	148,423
Total revenue	$158,641	$128,141	$456,876	$365,941
Substantially all of the Company’s long-lived assets were located in the United States as of September 30, 2022 and December 31, 2021.

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
Recent Events
In April 2022, we combined our Upwork Basic and Plus client offerings into our new Client Marketplace offering, which simplifies our pricing model for clients of those offerings. This model makes available the most popular features of the legacy Upwork Plus offering, while eliminating the monthly client subscription fees and moving to a client marketplace fee of 5% on each transaction—or 3% if paid via ACH for eligible clients. This pricing change resulted in greater revenue and a higher marketplace take rate, but also drove some reduction in client spend. Additionally, in the third quarter, we experienced seasonal and challenging macroeconomic conditions that were initially observed in the second quarter of 2022. As a result of the pricing change and the seasonal and macroeconomic conditions, GSV decreased in the third quarter, as compared to the second quarter of 2022.
In March 2022, we suspended business operations in Russia and Belarus, announcing that contracts with talent or clients in Russia or Belarus would be required to wind down by May 1, 2022. As anticipated, we saw a slightly smaller impact to revenue in the third quarter compared to the second quarter of 2022. Although the Russian war against Ukraine did not have a material adverse impact on our revenue or other financial results for the three and nine months ended September 30, 2022, at this time we are unable to fully assess the aggregate impact it will have on our business in future periods due to various uncertainties, which include, but are not limited to, the duration of the war, the ability of talent based in Ukraine to continue working, the war’s effect on the economy, its impact to the businesses of our clients, actions that may be taken by governmental authorities related to the war, and other factors identified in Part II, Item 1A, “Risk Factors” in this Quarterly Report, including the risk factor titled “Russia’s invasion of Ukraine and our decision to suspend our business operations in Russia and Belarus have affected and may continue to affect our business and results of operations.”

Key Financial and Operational Metrics
As of and for the three and nine months ended September 30, 2022, our key financial and operating metrics are as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(In thousands, except percentages)	2022	2021		2022	2021
GSV	$1,027,325	$903,989	14%	$3,074,713	$2,566,572	20%
Marketplace revenue	$145,143	$117,783	23%	$418,893	$336,913	24%
Marketplace take rate	14.3%	13.2%	1.1%	13.8%	13.3%	0.5%
Net loss	$(24,827)	$(9,311)	(167)%	$(73,385)	$(33,684)	(118)%
Adjusted EBITDA[1]	$(2,868)	$8,216	(135)%	$(5,166)	$22,396	(123)%

	As of September 30,		% Change
(Active clients are in thousands)	2022	2021
Active clients	818	752	9%
GSV per active client	$4,958	$4,375	13%
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

Marketplace Revenue
Marketplace revenue, which represents the majority of our revenue, consists of revenue derived from our marketplace offerings. Marketplace offerings consist of all offerings other than our managed services offering, including our Upwork Basic, Plus, Client Marketplace, and Enterprise offerings. In April 2022, we combined our Upwork Basic and Plus client offerings into our new Client Marketplace offering, which simplifies our pricing model for clients of those offerings. This model makes available the most popular features of the legacy Upwork Plus offering, while eliminating the monthly client subscription fees and moving to a client marketplace fee of 5% on each transaction—or 3% if paid via ACH for eligible clients. We generate marketplace revenue from both talent and clients. Marketplace revenue is primarily comprised of talent service fees, and to a lesser extent, client marketplace fees (and prior to the launch of our Client Marketplace offering, payment processing and administration fees). Additionally, marketplace revenue includes revenue from our Enterprise offering, which we refer to as Enterprise Revenue, including all client fees, subscriptions, and talent service fees. We also generate marketplace revenue from fees for premium offerings, including talent memberships, purchases of Connects, and other services, such as foreign currency exchange when clients choose to pay in currencies other than the U.S. dollar, and our Upwork Payroll offering.
Marketplace Take Rate
Marketplace take rate measures the correlation between marketplace revenue and marketplace GSV and is calculated by dividing marketplace revenue by marketplace GSV. We define marketplace GSV as GSV derived from our marketplace offerings. Marketplace take rate is an important metric because it is the key indicator of how well we monetize spend on our work marketplace from our Client Marketplace (and previously Upwork Basic and Plus), Enterprise, Payroll, and other premium offerings, which we refer to as our marketplace offerings.
Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. GAAP, adjusted EBITDA is a non-GAAP measure that we believe is useful in evaluating our operating performance.
We define adjusted EBITDA as net income (loss) adjusted for stock-based compensation expense; depreciation and amortization; interest expense; other (income) expense, net; income tax (benefit) provision; and, if applicable, other non-cash transactions. Additionally, in response to Russia’s invasion of Ukraine, during the nine months ended September 30, 2022, we incurred certain incremental expenses associated with our humanitarian response efforts, and we may continue to incur such expenses as the war continues to unfold. These expenses are not representative of our ongoing operations, and, as a result, we excluded these costs from adjusted EBITDA for the nine months ended September 30, 2022 and, to the extent we continue to incur these expenses, intend to continue to do so in future periods. Adjusted EBITDA is not prepared in accordance with, and is not an alternative to, financial measures prepared in accordance with U.S. GAAP.

The following table presents a reconciliation of net loss, the most directly comparable financial measure prepared in accordance with U.S. GAAP, to adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Net Loss	$(24,827)	$(9,311)	$(73,385)	$(33,684)
Add back (deduct):
Stock-based compensation expense	20,404	13,906	56,119	38,666
Depreciation and amortization	1,982	2,439	6,007	8,187
Interest expense	1,117	746	3,362	1,055
Other (income) expense, net	(1,772)	222	(2,215)	161
Income tax provision	40	26	96	59
Tides Foundation common stock warrant expense	188	188	563	563
Impairment expense	—	—	—	7,389
Humanitarian response efforts	—	—	4,287	—
Adjusted EBITDA	$(2,868)	$8,216	$(5,166)	$22,396
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
Client Marketplace Offering. In April 2022, we combined our Upwork Basic and Plus client offerings into a new Client Marketplace offering, which simplifies our pricing model for clients of those offerings. This model makes available the most popular features of the previous Upwork Plus offering, while eliminating the monthly client subscription fees and moving to a client marketplace fee of 5% on each transaction—or 3% if payment is made via ACH for eligible clients.
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
Results of Operations
The following table sets forth our condensed consolidated results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Revenue
Marketplace	$145,143	$117,783	$418,893	$336,913
Managed services	13,498	10,358	37,983	29,028
Total revenue	158,641	128,141	456,876	365,941
Cost of revenue(1)	40,470	34,933	119,243	98,457
Gross profit	118,171	93,208	337,633	267,484
Operating expenses
Research and development(1)	38,898	30,873	112,889	85,610
Sales and marketing(1)	63,171	43,192	184,096	128,613
General and administrative(1)	31,407	26,083	93,872	81,969
Provision for transaction losses	10,137	1,377	18,918	3,701
Total operating expenses	143,613	101,525	409,775	299,893
Loss from operations	(25,442)	(8,317)	(72,142)	(32,409)
Interest expense	1,117	746	3,362	1,055
Other (income) expense, net	(1,772)	222	(2,215)	161
Loss before income taxes	(24,787)	(9,285)	(73,289)	(33,625)
Income tax provision	(40)	(26)	(96)	(59)
Net loss	$(24,827)	$(9,311)	$(73,385)	$(33,684)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Cost of revenue	$376	$202	$962	$582
Research and development	7,337	4,036	19,517	11,321
Sales and marketing	3,055	1,472	7,983	4,363
General and administrative	9,636	8,196	27,657	22,400
Total stock-based compensation	$20,404	$13,906	$56,119	$38,666
Comparison of the Three and Nine Months Ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2022	2021	Change		2022	2021	Change
Marketplace	$145,143	$117,783	$27,360	23%	$418,893	$336,913	$81,980	24%
Percentage of total revenue	91%	92%			92%	92%
Managed services	13,498	10,358	3,140	30%	37,983	29,028	8,955	31%
Percentage of total revenue	9%	8%			8%	8%
Total revenue	$158,641	$128,141	$30,500	24%	$456,876	$365,941	$90,935	25%
In the third quarter of 2022, we continued to execute on our strategic initiatives, including investing in sales to acquire new Upwork Enterprise clients, marketing to drive brand awareness, and research and development to enhance platform functionality and infrastructure. The number of active clients increased 9% as of September 30, 2022 compared to the same period in 2021. We believe that the decline in the year-over-year growth rate of active clients since the second quarter of 2021—when it reached 27%, the highest level since our initial public offering—is in large part due to the lapping of prior periods during which we experienced an acceleration of active client growth, driven by an acceleration in the shift toward remote work, due in part to the COVID-19 pandemic. We expect the year-over-year growth rate of active clients to decrease in the fourth quarter of 2022 as compared to the third quarter of 2022. Additionally, our GSV per active client increased 13% as of September 30, 2022, compared to the same period in 2021, driven by increased spend from existing clients. The growth in active clients and GSV per active client contributed to the year-over-year growth of GSV and marketplace revenue. For the three and nine months ended September 30, 2022, GSV increased 14% and 20%, respectively, as compared to the same periods in 2021. In April 2022, we combined our Upwork Basic and Plus client offerings into our new Client Marketplace offering, which simplifies our pricing model for clients of those offerings. This model makes available the most popular features of the legacy Upwork Plus offering, while eliminating the monthly client subscription fees and moving to a client marketplace fee of 5% on each transaction—or 3% if paid via ACH for eligible clients. This pricing change resulted in greater revenue and a higher marketplace take rate, but also drove some reduction in client spend. Additionally, in the third quarter, we experienced seasonal and challenging macroeconomic conditions that were initially observed in the second quarter of 2022. As a result of the pricing change and the seasonal and macroeconomic conditions, GSV decreased in the third quarter, as compared to the second quarter of 2022.
For the three months ended September 30, 2022, marketplace revenue represented 91% of total revenue and increased by $27.4 million, or 23%, compared to the same period in 2021. For the nine months ended September 30, 2022, marketplace revenue represented 92% of total revenue and increased by $82.0 million, or 24%, compared to the same period in 2021. Marketplace revenue was driven by client spend, which for the three and nine months ended September 30, 2022, drove increases in talent service fees of 6% and 14%, respectively, as compared to the same periods in 2021. Marketplace revenue was also driven by the changes to client fees as a result of the shift to our new Client Marketplace offering in April 2022, which resulted in increases in client marketplace fees (previously referred to as client payment processing and administrative fees) of 96% and 68%, respectively, as compared to the same periods in 2021. Marketplace revenue grew at a faster rate than GSV from our marketplace offerings in the third quarter of 2022, and for the three and nine months ended September 30, 2022, our marketplace take rate was 14.3% and 13.8%, respectively, as compared to 13.2% and 13.3%, respectively, for the same periods in 2021. This trend was primarily a result of client fee changes related to the shift to our new Client Marketplace offering, partially offset by existing clients maturing into higher value clients and continuing to increase their spend with particular talent, which resulted in a higher mix of talent at the lower rates of our tiered service fee structure. As a result of the new client fee changes resulting from our new Client Marketplace offering, we expect marketplace revenue and marketplace take rate to continue to increase in the fourth quarter of 2022 as compared to the fourth quarter of 2021. Additionally, during the three and nine months ended September 30, 2022, we continued our efforts to better address large enterprise and other clients and prospects with larger, longer-term independent talent needs through our Upwork Enterprise and other premium offerings. As a result, for the three and nine months ended September 30, 2022, Enterprise Revenue increased 41% to $12.5 million and 46% to $35.6 million, respectively, as compared to the same periods in 2021, which drove marketplace revenue in those periods.
In March 2022, we suspended business operations in Russia and Belarus, announcing that contracts with talent or clients in Russia or Belarus would be required to wind down by May 1, 2022. As anticipated, we saw a slightly smaller impact to revenue in the third quarter compared to the second quarter of 2022.
For the three and nine months ended September 30, 2022, managed services revenue grew at a faster rate than our marketplace revenue as a result of increased spend from existing clients of our managed services offering.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2022	2021	Change		2022	2021	Change
Cost of revenue	$40,470	$34,933	$5,537	16%	$119,243	$98,457	$20,786	21%
Components of cost of revenue:
Cost of talent services to deliver managed services	9,591	8,189	1,402	17%	27,822	23,192	4,630	20%
Other components of cost of revenue	30,879	26,744	4,135	15%	91,421	75,265	16,156	21%
Total gross margin	74%	73%			74%	73%
For the three and nine months ended September 30, 2022, cost of revenue increased primarily as a result of increases in payment processing fees of $3.1 million and $13.0 million, respectively, as compared to the same periods in 2021, primarily due to increased client spend, as well as increases in cost of talent services to deliver managed services resulting from increases in managed services revenue.
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

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2022	2021	Change		2022	2021	Change
Research and development	$38,898	$30,873	$8,025	26%	$112,889	$85,610	$27,279	32%
Percentage of total revenue	25%	24%			25%	23%
For the three and nine months ended September 30, 2022, research and development expense increased primarily due to our investments in enhancing platform functionality and infrastructure. Specifically, investments we made to increase the size of our research and development workforce resulted in increases in personnel-related costs of $9.8 million and $24.6 million, respectively, as compared to the same periods in 2021. During the three and nine months ended September 30, 2022, we capitalized $1.4 million and $0.8 million additional internal-use software and platform development costs than in the same periods of 2021, respectively. Additionally, during the nine months ended September 30, 2022, we incurred approximately $2.7 million of research and development expense related to our humanitarian response efforts related to the war against Ukraine.
We believe continued investments in research and development are important to attain our strategic objectives, and we expect research and development expense to increase in absolute dollars in future periods, although this expense, expressed as a percentage of total revenue, may vary from period to period.
Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2022	2021	Change		2022	2021	Change
Sales and marketing	$63,171	$43,192	$19,979	46%	$184,096	$128,613	$55,483	43%
Percentage of total revenue	40%	34%			40%	35%
For the three and nine months ended September 30, 2022, sales and marketing expense increased primarily due to increases in marketing and brand awareness campaigns of $13.0 million and $33.7 million, respectively, as compared to the same periods in 2021, as well as increases in personnel-related costs of $6.8 million and $19.4 million, respectively. Additionally, during the nine months ended September 30, 2022, software costs increased by $1.1 million, as compared to the same period in 2021.
In an effort to continue evolving our offerings, products, brand positioning, and marketing to better address large enterprise and other clients and prospects with larger, longer-term independent talent needs, during the three and nine months ended September 30, 2022, we continued our investments in marketing to acquire new clients and drive brand awareness, and we expect to continue these investments in the fourth quarter of 2022. Beginning in the fourth quarter of 2021, we increased our investment in sales by expanding our sales team. We expect to continue expanding our sales team in the fourth quarter of 2022 as we increase our efforts to acquire clients for our Upwork Enterprise offering. As a result, we expect sales and marketing expense to increase in absolute dollars in future periods, although this expense expressed as a percentage of total revenue may vary from period to period.

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2022	2021	Change		2022	2021	Change
General and administrative	$31,407	$26,083	$5,324	20%	$93,872	$81,969	$11,903	15%
Percentage of total revenue	20%	20%			21%	22%
For the three and nine months ended September 30, 2022, general and administrative expense increased primarily due to increases in personnel-related costs of $3.8 million and $10.5 million, respectively, as compared to the same periods in 2021, primarily because of increased stock-based compensation expense, as well as $1.0 million and $5.5 million related to indirect taxes incurred in the three and nine months ended September 30, 2022, respectively. Additionally, for the nine months ended September 30, 2022, we incurred approximately $1.3 million of general and administrative expense related to our humanitarian response efforts and charitable donations related to the war against Ukraine. Additionally, as a result of our shift to a flexible work model for our workforce in 2020, we subleased the entirety of our Santa Clara office space and incurred an impairment charge of $7.4 million during the nine months ended September 30, 2021 related to certain of our operating lease assets and associated property and equipment. We may determine to either close or sublease certain of our other offices, either of which could result in further impairment charges being recognized in general and administrative expense.
We expect to continue to invest in general and administrative expenses to achieve our strategic objectives.
Provision for Transaction Losses

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2022	2021	Change		2022	2021	Change
Provision for transaction losses	$10,137	$1,377	$8,760	636%	$18,918	$3,701	$15,217	411%
Percentage of total revenue	6%	1%			4%	1%
For the three and nine months ended September 30, 2022, provision for transaction losses increased, as compared to the same periods in 2021, and represented 6% and 4% of total revenue, respectively, primarily due to increased instances of fraud and higher chargeback losses. We continue to closely monitor this activity and have put a number of additional measures in place to decrease transaction losses going forward, including increasing fraud detection efforts and resources as well as integrating with an industry-leading third-party fraud detection vendor. Additionally, during the three and nine months ended September 30, 2022, we reserved $2.7 million due to one Upwork Enterprise client’s failure to pay.
Interest Expense and Other (Income) Expense, Net

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2022	2021	Change		2022	2021	Change
Interest expense	$1,117	$746	$371	50%	$3,362	$1,055	$2,307	219%
Other (income) expense, net	(1,772)	222	(1,994)	(898)%	(2,215)	161	(2,376)	(1,476)%
For the three and nine months ended September 30, 2022, interest expense increased as a result of the $575.0 million aggregate principal amount of 0.25% convertible senior notes due 2026 that we issued in a private offering in August 2021, which we refer to as the Notes. See “Note 7—Debt” of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information. For the three and nine months ended September 30, 2022, other (income) expense, net was driven by interest income from our marketable securities, partially offset by net foreign currency transaction losses.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents and marketable securities, including the net proceeds from the sale of the Notes. Our cash equivalents and marketable securities primarily consist of money market funds, commercial paper, treasury bills, corporate bonds, U.S. government securities, asset-backed securities, and other types of fixed income securities. As of September 30, 2022 and December 31, 2021, we had $156.4 million and $187.2 million in cash and cash equivalents, respectively. As of September 30, 2022 and December 31, 2021, we had $519.4 million and $497.6 million in marketable securities, respectively.
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
Escrow Funding Requirements
As a licensed internet escrow agent, we offer escrow services to users of our work marketplace and, as such, we are required to hold our users’ escrowed cash and in-transit cash in trust as an asset and record a corresponding liability for escrow funds held on behalf of talent and clients on our balance sheet. We expect the balances of our funds held in escrow, including funds held in transit, and the related liability to grow as GSV grows and may vary from period to period. Escrow regulations require us to fund the trust with our operating cash to cover shortages due to the timing of cash receipts from clients for completed hourly billings. Talent submit their billings for hourly contracts to their clients on a weekly basis every Sunday, and the aggregate amount of such billings is added to escrow funds payable to talent on the same day. As of each Sunday of each week, we have not yet collected funds for hourly billings from clients as these funds are in transit. Therefore, in order to satisfy escrow funding requirements, every Sunday we fund the shortage of cash in trust with our own operating cash and typically collect this cash shortage from clients within the next several days. As a result, we expect our total cash and cash flows from operating activities to be impacted when a quarter ends on a Sunday. As of September 30, 2022 and December 31, 2021, funds held in escrow were $170.0 million and $160.8 million, respectively.
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

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2022	2021
Net cash provided by (used in) operating activities	$(1,896)	$23,284
Net cash used in investing activities	(32,433)	(26,114)
Net cash provided by financing activities	12,950	546,975
Net change in cash, cash equivalents, and restricted cash(1)	$(21,379)	$544,145
(1) Includes increases in funds held in escrow, including funds in transit of $9.2 million and $37.6 million during the nine months ended September 30, 2022 and 2021, respectively.
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
For the nine months ended September 30, 2022, net cash used in operating activities was $1.9 million, which resulted from a net loss of $73.4 million and net cash outflows of $14.6 million from changes in operating assets and liabilities, partially offset by non-cash charges of $86.1 million. The change in operating assets and liabilities primarily resulted from the increase in trade and client receivables of $17.8 million. Due to fluctuations in revenue and the number of transactions on our work marketplace, coupled with fluctuations in the timing of cash receipts from clients, our trade and client receivables will likely continue to fluctuate in the future.
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
Investing Activities
For the nine months ended September 30, 2022, net cash used in investing activities was $32.4 million, which was primarily a result of investing $398.3 million in various marketable securities, as well as $5.2 million of internal-use software and platform development costs that we paid during the period, partially offset by proceeds from maturities of marketable securities of $371.9 million.
For the nine months ended September 30, 2021, net cash used in investing activities was $26.1 million, which was primarily a result of investing $108.8 million in various marketable securities, as well as $4.2 million of internal-use software and platform development costs that we paid during the period, partially offset by proceeds from maturities of marketable securities of $87.5 million.
Financing Activities
For the nine months ended September 30, 2022, net cash provided by financing activities was $13.0 million, which resulted primarily from an increase in escrow funds payable of $9.2 million, proceeds received from our employee stock purchase plan of $2.5 million, and cash received from stock option exercises of $1.3 million.
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
Interest Rate Risk
The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not make investments for trading or speculative purposes. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Borrowings under the Notes have a fixed interest rate. As of September 30, 2022 and December 31, 2021, we had $575.0 million aggregate principal amount of borrowings outstanding under the Notes. We do not believe that a hypothetical increase or decrease in interest rates of 100 basis points would have a material impact on our operating results or financial condition.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, as of September 30, 2022. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, which we refer to as the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Talent have many different ways of marketing their services, securing clients, and obtaining payments from clients, including advertising to, and engaging with, prospective clients through other online or offline platforms and methods, signing up for online or offline third-party agencies and staffing firms, using payment services provided by third parties, or finding employment directly with a business. Likewise, there may be impediments to talent who would like to use our work marketplace, including geopolitical events, military conflicts, sanctions regimes, the talent’s inability to access technology or internet, or other external causes, and these events in areas where certain talent resides. For example, at the beginning of Russia’s invasion of Ukraine in late February 2022, we experienced immediate reductions in activity from users in the region, but since that initial impact, we have seen activity from users in Ukraine rebound to almost pre-war levels. Moreover, as a result of Russia’s war against Ukraine, we suspended business operations in Russia and Belarus, which means that users in each of those countries are prohibited from using our work marketplace for the duration of the suspension. Clients may decrease their use of, or cease using, our work marketplace and our revenue may be adversely impacted for many reasons, including: if we fail to attract new talent; the quality or types of services provided by talent on our work marketplace are not satisfactory to clients; talent are not located in geographic regions in which clients are seeking to engage remote talent; talent decrease their use of, or cease using, our work marketplace or prefer to take remote employment opportunities or to use other online remote work platforms, both of which are increasingly available as a result of the shift to remote work.
Clients have similarly diverse options to find and engage service providers, such as finding service providers through other online or offline platforms or through staffing firms and agencies, engaging service providers directly, using other talent sourcing services, or hiring temporary, full-time, or part-time employees directly or through an agency.
Beginning in the second half of 2019, we began evolving our offerings, services, brand positioning, and marketing to better address large enterprise and mid-market prospects and other clients with larger, longer-term independent talent needs. And more recently, we have prioritized our advertising, marketing, and product development efforts to reach those new and existing clients seeking to engage remote talent in light of the acceleration in the shift toward remote work, due in part to the COVID-19 pandemic. To further achieve our goals, we expect to increasingly engage in sophisticated, costly, and lengthy sales and marketing and internationalization or localization efforts that may not result in additional users that transact on our work marketplace or effectively retain our current users that transact on our work marketplace, or may not do so in a cost-effective manner. The evolution of these and other efforts, either individually or in the aggregate, may not be successful in attracting and retaining users or growing client spend from these target clients, and in the event these efforts result in the loss of or reduction in spend by other clients that is not offset by increased activity from these target clients, they may result in a temporary or long-term decelerating growth in, or declining, GSV. In addition, any increase in user acquisition resulting from the COVID-19 pandemic may slow or decline as the impact of the COVID-19 pandemic subsides. For example, growth in the number of active clients has decelerated on a year-over-year basis since the second quarter of 2021 and GSV growth on a year-over-year basis has decelerated since the second quarter of 2021. Moreover, we expect to see the year-over-year growth rate of active clients to continue to decrease in the fourth quarter of 2022. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Active Clients and GSV per Active Client” above for the definition of active client.
We may modify our pricing model, or introduce new, modify, or consolidate existing offerings or other services and features to attract and retain users. For example, in April 2022 we combined our Upwork

Basic and Plus client offerings into a new Client Marketplace offering which simplifies our pricing model for clients of those offerings. Such actions may negatively impact our ability to attract and retain users, increase user circumvention of our work marketplace, or otherwise cause a loss of users or a reduction of spend on our work marketplace.
If we fail to maintain or increase activity by existing users in a cost-effective manner or at all, our revenue will grow more slowly than expected or may decline and our business will be adversely impacted.
Users can generally decide to cease using our work marketplace and related services at any time. Users may stop using our work marketplace and related services if the quality of the user experience on our work marketplace, including our support capabilities or our ability to provide a secure, reliable, and trustworthy work marketplace, does not meet their expectations or keep pace with the quality of the user experience generally offered by competitive products and services. For example, for the three and nine months ended September 30, 2022, provision for transaction losses increased, as compared to the same periods in 2021, primarily due to increased instances of fraud and higher chargeback losses. Users may also choose, and in the past have chosen, to cease using our work marketplace if they perceive that our pricing model, including associated fees, is not in line with the value they derive from our work marketplace, or for other reasons, including cost-cutting measures. Moreover, as discussed below in the risk factor titled “Users circumvent our work marketplace, which adversely impacts our business,” users circumvent the payment services on our work marketplace and talent receive payment directly or through another service, which is likely to happen more frequently following a change in pricing, such as the pricing change associated with the launch of our new Client Marketplace offering, or during a macroeconomic downturn or a period of geopolitical conflict or uncertainty, as users may be more cost-sensitive during such period. In addition, expenditures by clients may be cyclical and may reflect overall macroeconomic conditions or budgeting patterns.
Additionally, one client accounted for more than 10% of our trade and client receivables as of December 31, 2021, and three clients each accounted for more than 10% of our trade and client receivables as of December 31, 2020. Although for the years ended December 31, 2021 and December 31, 2020, we did not have any clients that accounted for more than 10% of our revenue, a decrease in spend from any of our larger clients, or failure of our larger clients to pay us, could have an adverse effect on our operating results.
Any decrease in the attractiveness of our work marketplace, failure to attract and retain users, or reduced spending by clients could lead to decreased activity, diminished network effects, or a drop in GSV on our work marketplace, which could adversely affect our business, revenue, financial condition, and operating results. We expect our GSV to fluctuate between periods due to a number of factors, including the number of active clients on our work marketplace, macroeconomic conditions, seasonality in the labor market, the volume and characteristics of projects that are posted by clients on our work marketplace, such as size, duration, pricing, and the availability and qualification of talent to complete client projects, and other factors.
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
We have experienced growth in a relatively short period of time. For example, our total revenue for the nine months ended September 30, 2022 was $456.9 million, representing a period-over-period growth rate of 25% over the same period in 2021. This revenue growth was due in part to the shift toward remote work resulting from the COVID-19 pandemic and therefore may not be indicative of future growth. For example, future period-over-period growth rates of revenue and key performance metrics such as GSV and active clients, when compared against the quarterly and full-year results of 2021, may fail to meet the expectations of investors or securities analysts given the accelerated growth experienced during such periods due to the COVID-19 pandemic and the resulting increased adoption of remote work and reduced seasonality experienced during such periods. Moreover, sustaining the same levels of growth in future periods will become more difficult during times of macroeconomic uncertainty, including a macroeconomic downturn or recession and rising interest rates and inflation. Sustaining our growth will place significant demands on our management as well as on our administrative, operational, and financial resources. To manage our growth, we must: improve our operational, financial, and management information systems and processes; expand, motivate, retain, and effectively manage and train our workforce; and effectively collaborate with our third-party partners, all of which can be more difficult with an increasingly remote workforce and a highly competitive labor market. If we are unable to manage our growth successfully without compromising the quality of our offerings or user experience, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, operating results, financial condition, and ability to successfully market our work marketplace and serve our users could be adversely affected.
Our recent and historical growth should not be considered indicative of our future performance. We have encountered, and will encounter in the future, risks, challenges, and uncertainties, including those frequently experienced by growing companies in rapidly changing and highly competitive industries and challenging macroeconomic conditions. If our assumptions regarding these risks, challenges, and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our financial condition and operating results could differ materially from our expectations and those of investors and securities analysts, our growth rates may slow, and our business would be adversely impacted.
We face payment and fraud risks that could adversely impact our business.
Our work marketplace systems and controls relating to customer identity verification, user authentication, and fraud detection are complex. If such systems and controls are not effective, our work marketplace may be perceived as not being secure, our reputation may be harmed, we may face regulatory action or action by our payment partners, payment networks, or other third parties, and our business may be adversely impacted. In addition, bad actors around the world use increasingly sophisticated methods to engage in illegal activities involving personal information, such as: unauthorized or fraudulent use of another’s identity, payment information, or other information; misrepresentation of the user’s identity, location, or skills, including using accounts that they have purchased, borrowed, or leased; and the improper acquisition or use of credit or debit card details and banking or other payment account information. Further, our customers provide us with payment card billing information online, and we do not review the physical payment cards used in these transactions, which increases our risk of exposure to fraudulent activity. These types of illegal activities have increased recently on our and similar platforms and may continue to increase as platforms like ours gain more prominence, including due to the ongoing shift toward remote work or in the event of a macroeconomic downturn. Additionally, as we become more visible as a result of our brand promotion efforts, bad actors increasingly seek to take advantage of us or our users and discover ways to evade our trust and safety efforts. For example, for the three and nine months ended September 30, 2022, provision for transaction losses increased, as compared to the same periods in 2021, primarily due to increased instances of fraud and higher chargeback losses. This conduct on our website could result in any of the following, each of which could adversely impact our business:
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
•we may be subject to additional risk if Upwork Enterprise clients fail to pay us for amounts we advance to talent on their behalf, including financial losses resulting from our inability to recover such funds;
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
We do not have control over users of our work marketplace and cannot ensure that any measures we have taken to detect, prevent, and mitigate these risks will stop or minimize the use of our work marketplace for, or to further, illegal or improper purposes. We have received in the past, and are likely to continue to receive in the future, complaints, notices, and inquiries from clients, talent, and other third parties, including law enforcement, administrative agencies, payment partners, payment networks, and the press, concerning misuse of our work marketplace and wrongful conduct of other users. We have also brought claims against clients and other third parties for their misuse of our work marketplace, and may be required to bring similar claims in the future. Even if these claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the attention and resources of our management, negatively impact our reputation, and adversely affect our business and operating results. In addition, while we are implementing additional steps designed to decrease transaction losses, there is no assurance that these steps will be effective or cost efficient.

If we are unable to maintain our payment partner relationships on favorable terms, or at all, our business could be adversely affected.
Our payment partners consist of payment processors and disbursement partners. We rely on banks and payment partners to provide us with corporate banking services, escrow trust accounts or other regulated accounts, and clearing, processing, and settlement functions for the funding of all transactions on our work marketplace, and disbursement of funds to users, and we do not always have a sufficient surplus of vendors in the event one or more relationships is terminated for any reason.
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
•our partners may be unable to effectively accommodate changing service needs, such as those that could result from rapid growth or higher volume or those which relate to international expansion and local jurisdictions, and we may have difficulty finding suitable partners to accommodate such needs;
•our partners could choose to terminate or not renew their agreements with us, or only be willing to renew or enter into agreements on different or less advantageous terms, which among other things, could negatively impact the revenue we derive from such agreements;
•our partners could reduce the services provided to us, cease doing business with us, cease or become prohibited from doing business with certain of our users or in jurisdictions where we have users, including recent decisions of some payment partners to cease offering services in Russia or Belarus, or cease doing business altogether;
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
We recently evolved, and will continue to evolve, our sales, marketing, and brand positioning efforts, as well as our business strategy and pricing model. Recently, we have undertaken a rebranding effort and expanded our focus on large enterprise and other clients and prospects with larger, longer-term independent talent needs. In an effort to better serve this market segment, we recently expanded our Upwork Enterprise offering, which is designed to help large enterprise businesses connect with talent and provide clients with additional offerings and services. We continue to evaluate and revise our current offerings and pricing model and create and test additional offerings, pricing models, features, and services to serve these and other market segments, such as our recent combination of our Upwork Basic and Plus client offerings into our new Client Marketplace offering, which simplifies the pricing model for clients of those offerings. We regularly launch new offerings such as “Project Catalog,” a feature through which talent can market pre-scoped projects that are easily purchased via a click-and-buy experience. Creating new offerings is expensive and time consuming, diverts the attention of our management, and not all offerings achieve market acceptance at the levels we expect and therefore may not be cost-effective to maintain. For example, in 2019, we launched our Upwork Business offering, focused on mid-market businesses. In the fourth quarter of 2020, we decided that it was no longer cost-effective for our sales team to sell our Upwork Business offering. This decision resulted in a reduction in force of approximately one-third of our sales employees in the fourth quarter of 2020. Moreover, if an offering does not achieve sufficient market acceptance or otherwise does not achieve its intended effect, we may expend additional resources and divert the attention of management to implement modifications in an effort to improve the offering, and these efforts may not be successful.
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
From time to time we have made, and will continue to make, changes to our offerings and pricing model, and such changes may negatively impact GSV, spend on our work marketplace, circumvention rates, and other aspects of our business. Changes to any components of our pricing model have in the past, and may in the future, among other things, result in user dissatisfaction, increased circumvention, lead to a loss of GSV, revenue, or users, result in a change to the way we recognize revenue, reduce the amount of revenue we generate as a percentage of GSV, affect the taxability of our services and increase our tax exposure, reduce the rate or size of projects that get posted or completed on our work marketplace, negatively impact fill rates for projects on our work marketplace, or otherwise negatively impact our reputation, operating results, financial condition, and cash flows. For example, we experienced a quarter-over-quarter decline in GSV in the third quarter of 2022 that was attributable primarily to our consolidation of our Upwork Basic and Plus offerings into our new Client Marketplace Offering and the associated pricing change.

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
In March 2022, we suspended business operations in Russia and Belarus, announcing that contracts with talent or clients in Russia or Belarus would be required to wind down by May 1, 2022. Users in Russia and Belarus are no longer able to sign up for new accounts, initiate contracts, or be visible in search on our work marketplace. Our decision to suspend operations in Russia and Belarus, as well as any disruptions to our business in Ukraine, has and will likely continue to negatively impact our financial performance and condition, including GSV and revenue. For example, during the three months ended June 30, 2022, we estimate that the loss of revenue resulting from Russia’s invasion of Ukraine and our resulting suspension of business operations in Russia and Belarus was approximately $4 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenue” above for additional information.
As of December 31, 2021, approximately 10% of our team members were located in Ukraine, Russia, or Belarus, including nearly one-third of our engineering team. We have undertaken extensive efforts to support our team members in the region, including financial and other forms of support and paying certain expenses for those team members seeking to relocate from the affected region. In connection with our efforts, we have experienced and may continue to experience increased costs as we relocate team members and their families, and as we shift our resources to other geographies, especially if we are unable to achieve the same level of cost efficiencies. Our relocation efforts may take longer than expected and may not be successful, particularly if there is not sufficient talent available on our work marketplace to perform the work previously performed by the impacted talent or the impacted talent is unable or unwilling to remain relocated.
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
•increased risk of data breach and other threats from ransomware, destructive malware, distributed denial-of-service attacks, as well as fraud, spam, and fake accounts, cyber-attacks, or other illegal activity conducted either as a result of our decision to suspend operations in Russia and Belarus or more generally by bad actors seeking to take advantage of us, our users, or our third-party partners;
•reduced availability of our team members in the region, particularly our engineering team members who have not relocated, who are only willing or able to relocate temporarily, who are unable or unwilling to continue working for us, or who are not expected to relocate, out of Russia, Belarus, or Ukraine;
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
In addition, sanctions and trade control measures implemented against Russia in response to the war may have an impact on our ability to operate in the ordinary course of business. For example, the significant expansion of the sanctions imposed by the European Union, which we refer to as the EU, the United Kingdom, the United States, Canada, and other jurisdictions and targeting of major financial institutions, in addition to other measures to limit Russia's access to global financial markets and systems—particularly the removal of certain banks from the SWIFT messaging system—and resulting steps by financial institutions to de-risk more broadly, may have a material impact on our ability to make payments to and receive payments from individuals or entities in the region. These and future measures may also have an impact on our ability to continue supporting business in Ukraine or elsewhere in the region, including any sanctioned regions, such as the so-called Donetsk People’s Republic and Luhansk People’s Republic. Any Russian use of unconventional weapons would likely result in the United States and EU imposing blocking sanctions targeting Russia and the enforcement of secondary sanctions against banks in China, India, or other markets that have continued to transact with Russian entities, and this may disrupt our ability to transact with entities located in those countries.
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
In light of all of these events, we have further developed and are continuing to refine our business continuity plan and crisis response materials designed to mitigate the impact of disruptions to our business, but it is unclear if our plan will successfully mitigate all disruptions. If our business continuity plan fails to mitigate some or all disruptions, it could have a material adverse impact on our business, financial condition, and results of operations.
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
The COVID-19 pandemic adversely impacted our business for a period of time and resulted in reductions in demand for our offerings and services by some of our clients, including small- and medium-sized business clients, which were impacted the most by the resulting macroeconomic downturn and from which we derive a substantial portion of our GSV and revenue. Conversely, beginning in 2020 we experienced an increase in GSV and revenue growth driven by an acceleration in the shift toward remote work, due in part to the COVID-19 pandemic. We do not expect these positive impacts to continue as the pandemic subsides and the restrictions intended to prevent its spread are relaxed or lifted, which may negatively impact our GSV and revenue growth.
The extent to which the ongoing COVID-19 pandemic will adversely affect our business, financial condition, results of operations, and cash flow will depend on future developments, which are highly uncertain and cannot reasonably be predicted with confidence at this time, including: the duration, spread, and severity of the outbreak, or the occurrence of additional “waves” of the outbreak; the emergence of variant strains of the virus; the availability, utilization, and efficacy rates of vaccinations; government responses to the pandemic and potential restrictions on our business and the businesses of our users; the impact of the pandemic on the U.S. and global economies and demand for our offerings; how quickly and to what extent normal economic and operating conditions resume; and the reaction of users and potential users to these developments, among others. The potential impacts of such developments include, but are not limited to:
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
Although the COVID-19 pandemic did not have a material adverse impact on our financial results for the year ended December 31, 2021 or the nine months ended September 30, 2022, the rapidly changing market and macroeconomic conditions caused by the COVID-19 pandemic impacted the business of many of our clients, which resulted in a reduction in spend on our work marketplace for some of those affected clients. There can be no assurance that the positive impacts from the COVID-19 pandemic, such as increased talent and client acquisitions, increased client spend, and increased client retention, will continue to offset those parts of our business that have been adversely impacted. Many of these risk factors are unpredictable and outside of our control, and any of these factors could amplify the other risks and uncertainties described elsewhere in this Quarterly Report. It is uncertain what impact that the various legislative and other government responses being undertaken in the United States and other countries, including with respect to the approval and distribution of vaccines, in which our users are located will have on the economy, our industry, our partners, our users, and our company. In connection with the COVID-19 pandemic, we have also implemented measures to protect the health of our workforce, including by adopting a flexible work model for our workforce that we believe will result in most of our employees working remotely even after the pandemic is over. These measures may negatively impact the health and safety of our employees, impact workforce productivity, increase the risk of data security breaches and other privacy and security incidents, and may cause other disruptions to our business. As offices reopen, our efforts to comply with applicable health guidelines may not prove sufficient to protect the health of our employees and other visitors to our offices, and our adoption of these measures may adversely affect our business operations. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business. In particular, any increase in client acquisition due to the shift toward remote work as a result of the COVID-19 pandemic may slow or decline as the impact of the COVID-19 pandemic subsides and businesses shift back to in person work. For example, growth in the number of active clients has decelerated on a year-over-year basis since the second quarter of 2021 and GSV growth on a year-over-year basis has decelerated since the second quarter of 2021. Moreover, we expect to see the year-over-year growth rate of active clients to continue to decrease in the fourth quarter of 2022. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Active Clients and GSV per Active Client” above for the definition of active client.
Our revenue growth and ability to achieve and sustain profitability will depend in part on being able to increase the productivity, effectiveness, and efficiency of our sales force.
In order to increase our revenue from our premium offerings and achieve and sustain profitability, we must improve the effectiveness and efficiency of our sales force and generate additional revenue from new and existing users. For example, in the fourth quarter of 2020, we completed an evaluation of the efficiency, productivity, and effectiveness of our sales force at generating revenue from our Upwork Business offering, as well as our other premium offerings. As part of this evaluation, we undertook a reduction in force of approximately one-third of our sales employees in an effort to drive efficiencies in our sales organization. Moreover, in the fourth quarter of 2021, we began increasing our investment in sales by expanding our sales team and we expect this investment to continue through the remainder of 2022 as we increase our efforts to acquire large enterprise and other clients for our Upwork Enterprise and other premium offerings.
There is significant competition for sales personnel with the skills and technical knowledge required to maintain a productive and efficient sales force. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, effectively deploying, and retaining sufficient numbers of sales and sales support personnel to support our growth. It is difficult to find, and we may be unable to retain, a sufficient number of sales personnel with the specific skills and technical knowledge needed to sell our Upwork Enterprise and other premium offerings, particularly in light of the current global labor shortage. Furthermore, hiring and effectively deploying sales personnel, particularly in new markets, is complex and requires additional costs that we may not recover if the sales personnel fail to achieve full productivity. Even if we are able to hire qualified sales personnel, doing so may be costly and lengthy, as new sales personnel require significant training and can take a number of months to achieve full productivity. In addition, new sales personnel do not always achieve productivity milestones within the timelines that we have projected, or at all, negatively impacting our ability to achieve our long-term financial projections associated with such personnel. The COVID-19 pandemic and restrictions intended to prevent its spread adversely affected the productivity of our sales force for a period of time. Moreover, our sales personnel may become less productive during a macroeconomic downturn, or otherwise during times of macroeconomic uncertainty, due to prospective clients’ having reduced budgets. If our sales personnel are not successful in obtaining new business or increasing sales to our existing user base, our business and results of operations will be adversely affected.

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
There have been, and may continue to be, changes in our management team resulting from the hiring or departure of executives. For example, in September 2022, we announced that we had initiated a search for a new Chief Financial Officer and that Jeff McCombs, our Chief Financial Officer, will be separating from Upwork. We have made, and may continue to make, other changes that have been and will be disruptive to our personnel, such as changes to the composition of our leadership team and other key personnel and reorganizations of reporting lines of our workforce. These changes have resulted, and future personnel changes may result, in increased attrition or reduced productivity of our personnel, including senior management and key personnel, stemming from organizational restructuring, as new reporting relationships are established, and as other companies may increasingly target our executives and other key personnel, particularly during the current highly competitive market for qualified personnel. Any such changes may also result in a loss of institutional knowledge, cause disruptions to our business, impede our ability to achieve our objectives, or distract or result in diminished morale in, or the loss of, workers.
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
In connection with our Upwork Enterprise offering, and for certain legacy clients, we advance payments to talent for invoiced services on behalf of the client and subsequently invoice the client for such services. In order to maintain these relationships, we have in the past been, and may in the future be, forced to agree to terms that are unfavorable to us, including extended payments terms. In addition, in certain instances, we will advance payment on a talent invoice if the client issues a chargeback or their payment method is declined and the talent assigns us the right to recover any funds from the client. From time to time, clients fail to pay for services rendered by talent, and as a result, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the applicable agreement or our terms of service, including through arbitration or litigation. For example, we have recently experienced a significant increase in our allowance for doubtful accounts as of September 30, 2022, as compared to prior periods. Clients’ failure to pay is increased if we do not adequately screen potential Enterprise or other clients, do not conduct sufficient credit checks, or otherwise do not adequately monitor clients’ spend on our work marketplace. Furthermore, some clients may seek bankruptcy protection or other similar relief and fail to pay amounts due, or pay those amounts more slowly, either of which could adversely affect our operating results, financial position, and cash flow. All of these risks are made more likely during a macroeconomic downturn and could result in increased costs to us as we advance payments to talent and seek to compel payment from our clients.

We are subject to disputes with or between users of our work marketplace.
Our business model involves enabling connections between talent and clients that contract directly through our work marketplace. Talent and clients are free to negotiate any contract terms they choose, but we also provide optional service contract terms that they can elect to use. Disputes sometimes arise between talent and clients with regard to their contract terms, work relationship, or otherwise, including with respect to service standards, payment, confidentiality, work product, and intellectual property ownership and infringement. If either party believes the contract terms were not met, including as a result of actions of bad actors seeking to take advantage of other users, our standard terms and some individually negotiated services agreements provide a mechanism for the parties to request assistance from us, and, for some contracts, if that is unsuccessful, they may choose to resolve the dispute with the help of a third-party arbitrator. Whether or not talent and clients decide to seek assistance from us, if these disputes are not resolved amicably, the parties might escalate to formal proceedings, such as by filing claims with a court or arbitral authority. Given our role in facilitating and supporting these arrangements, claims are sometimes brought against us directly as a result of these disputes and talent or clients bring us into any claims filed against each other, particularly when the other user is insolvent or facing financial difficulties. Through our terms of service and services agreements for premium offerings, we disclaim responsibility and liability for any disputes between users (except with respect to specified dispute assistance programs and services); however, we cannot guarantee that these terms will be effective in preventing or limiting our involvement in user disputes or that these terms will be enforceable or otherwise effectively prevent us from incurring liability as a result of disputes between users. In addition, from time to time users assert claims against us regarding their experience on our work marketplace, including related to their search ranking results, their feedback ratings, our advertising or marketing, our dispute resolution process, or admission or non-admission to our work marketplace or other programs and badges, including those designed for highlighting successful talent. Moreover, for some premium offerings, we provide enhanced services and assistance with respect to disputes over work product, and clients or talent may pursue claims against us if they are not satisfied with those enhanced services. Disputes between clients and talent and between users and our company may become more frequent based on conditions outside our control, such as a macroeconomic downturn or actions of bad actors seeking to take advantage of other users. Such disputes, or any increase in the number of disputes, may result in an adverse effect on our company, such as a loss of goodwill with users, reputational harm, lost GSV and revenue, and an increase in our operational costs. Even if these claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could: result in legal, settlement, or other financial costs; divert the resources of our management; and adversely affect our business and operating results.
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
We derive, and expect to continue to derive in the near future, the substantial majority of our revenue from our marketplace offerings. As such, market acceptance of our marketplace offerings, including new offerings or the consolidation of offerings, such as our consolidation of our Upwork Basic and Plus offerings into our new Client Marketplace offering, is critical to our continued success, and any failure of our marketplace offerings to meet users’ expectations with respect to user experience, trust, or cost or the failure of specific features to be effective in attracting and retaining users will have a negative impact on our business. Demand for our marketplace offerings is affected by a number of factors, including the timing and success of new offerings and services by our competitors, our ability to respond to technological change and to effectively innovate and grow, contraction in our market, client spending patterns, talent activity levels, the size and price of projects on our work marketplace, changes in adoption of remote work, geopolitical events, such as Russia’s invasion of Ukraine and the economic measures resulting from the invasion, macroeconomic effects, such as de-globalization and the current macroeconomic uncertainty, and impacts resulting from the COVID-19 pandemic, and the other risks identified herein. For example, we experienced a quarter-over-quarter decline in GSV in the third quarter of 2022 that was attributable in part to seasonal and weakening macroeconomic conditions. If we are unable to meet user demands, earn and maintain user trust, expand our offerings or the categories of services offered on our work marketplace, or achieve and maintain more widespread market acceptance of our marketplace offerings, including attracting and retaining clients, our business operations, financial results, and growth prospects will be adversely affected.
If we fail to develop, maintain, and enhance our brand and reputation cost-effectively, our business and financial condition may be adversely affected.
We believe that developing, maintaining, evolving, and enhancing awareness and integrity of our brand and reputation in a cost-effective manner are important to achieving widespread acceptance and use of our work marketplace and are important elements in attracting new users and retaining existing users. Successful and efficient promotion and positioning of our brand, offerings, and business model depend on, among other things, the effectiveness of our marketing efforts and brand messaging, our ability to provide a reliable, trustworthy, and useful work marketplace and offerings at competitive prices, the perceived value of our work marketplace and offerings, and our ability to engender user trust and provide quality support. In order to reach the brand awareness and acceptance levels of some of our competitors, we need to continuously invest in marketing programs that may not be successful in achieving meaningful awareness and acceptance levels, particularly during early phases of expansion into newer user awareness segments, such as international users and users who are reluctant to utilize remote or contract workers. Some of the marketing programs and brand promotion efforts we implement may be new and unproven and therefore their likelihood of success may be uncertain. Further, brand promotion activities may not resonate with existing or potential users or yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building, evolving, and maintaining our brand and reputation. For example, since 2019, we have made significant investments in sales and marketing to acquire new clients and drive brand awareness, and expect to increase these investments throughout 2022. It is not certain that these investments have had or will have sufficient positive impact on our brand to be cost effective. Likewise, negative publicity and news coverage, fraud or other illegal activity conducted by bad actors on our work marketplace, or decisions we make relating to geopolitical or social matters, such as our decision to suspend business operations in Russia and Belarus, may undermine our brand promotion efforts or harm our reputation. We have also recently evolved, and will continue to evolve, our marketing and brand positioning efforts, including a rebranding effort which we began in the second quarter of 2021, expanding our focus on large enterprise and other clients and prospects with larger, longer-term independent talent needs. More recently, in the third quarter of 2022, we launched a new brand campaign, advertising across television, online video, streaming audio, and digital and social media channels. These efforts may not be successful in achieving the brand awareness and acceptance levels in a cost-effective manner, or without harming other areas of our business.
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
The market for online independent talent and the services they offer is relatively new, rapidly evolving, and unproven. Our future success will depend in large part on the continued growth and expansion of this market and the willingness of businesses to engage independent talent to provide services and independent talent to engage as service providers. It is difficult to predict the size, growth rate, and expansion of this market, whether any expansion will be long-term or temporary, particularly as the COVID-19 pandemic subsides and restrictions intended to prevent its spread are relaxed or lifted, the labor market continues to be unpredictable, global and U.S. economies are at risk of recession, the success of competitive products and services, or technological, macroeconomic, geopolitical (including the prevalence of de-globalization), legal, regulatory, or other developments that will impact the overall demand for, or ability to engage, independent talent. For example, we experienced a quarter-over-quarter decline in GSV in the third quarter of 2022 that was attributable in part to seasonal and weakening macroeconomic conditions. Furthermore, many businesses may be unwilling to engage independent talent for a variety of reasons, including perceived negative connotations with outsourcing work, quality of work, fraud, privacy, or data security concerns, or the rapidly evolving regulations that may impact the demand for independent contractor services more generally, including as discussed further in the risk factor titled “There may be adverse tax, legal, and other consequences if the contractor classification or employment status of talent that use our work marketplace is challenged.” Likewise, with the greater adoption of remote work and increased flexibility in employment relationships resulting from the

COVID-19 pandemic, more skilled independent talent may choose traditional employment. If the market for independent talent and the services they offer does not achieve widespread adoption, or there is a reduction in demand for independent talent, including as the COVID-19 pandemic subsides or as a result of a macroeconomic downturn, it could result in decreased revenue and our business could be adversely affected.
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
Many of our current and potential competitors, both online and offline, enjoy substantial competitive advantages, such as: greater name recognition and more prominent brand reputation; pre-existing relationships with desirable clients; more experience with international operations and localization of their offerings; longer operating histories; greater financial, technical, and other resources; more users; newer technologies and more modern technical infrastructure; greater appeal to certain segments of users, such as those entering the workforce; and, in some cases, the ability to rapidly combine online platforms with traditional staffing and contingent worker solutions. These companies may use these advantages to offer products and services similar to ours at a lower price, develop different or superior products and services to compete with our work marketplace, or respond more quickly and effectively than we do to new or changing opportunities, technologies, standards, regulatory conditions, or user preferences or requirements. In addition, while we compete intensely in more established markets, we also compete in developing technology markets that are characterized by dynamic and rapid technological change, many and different business models, and frequent disruption of incumbents by innovative online and offline entrants. The barriers to entry into these markets can be low, and businesses easily and quickly can launch online or mobile platforms and applications at nominal cost by using commercially available software or partnering with various established companies in these markets.
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
Our business involves the storage, processing, and transmission of users’ proprietary, confidential, and personal information as well as the use of third-party partners and vendors who store, process, and transmit users’ proprietary, confidential, and personal information. We also maintain and use third-party partners and vendors who process certain other proprietary and confidential information relating to our business and personal information of our personnel. Our systems, and the systems of our vendors and third-party partners, may be vulnerable to privacy or security incidents, such as computer viruses and other malicious software, physical or electronic break-ins, or vulnerabilities resulting from intentional or unintentional service provider actions, and similar disruptions that could make all or portions of our website or applications unavailable for periods of time. Any privacy or security incident, whether intentionally or unintentionally caused by us or by third parties, including government agencies, that we experience could result in: unauthorized access to, misuse of, or unauthorized acquisition of our, our personnel’s, or our users’ data; the loss, corruption, or alteration of this data; interruptions in our operations; or damage to our computers or systems or those of our users. Any of these could expose us to claims, litigation, fines, enforcement actions, other potential liability, and reputational harm. Additionally, ransomware or other malware, viruses, social engineering (including business email compromise and related wire-transfer fraud), and general hacking in our industry have become more prevalent and more complex. Bad actors often try to take advantage of us, our users, and our vendors and third-party partners by using social engineering and other methods to persuade their victims to make fraudulent payments, or to download viruses, ransomware, or other malware into computer systems and networks. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target, we and our vendors and third-party partners may be unable to anticipate these techniques or to implement adequate preventative measures, despite our efforts to implement and maintain a robust information security program. Data security breaches and other privacy and security incidents may also result from non-technical means, such as, for example, actions taken by employees or contractors, such as talent that we engage on our work marketplace to perform services for us, and the likelihood of such incidents may increase as a result of our workforce working remotely. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident, public perception of the effectiveness of our security measures and brand could be harmed, and we could lose users and business. In addition, significant unavailability of our work marketplace due to security breaches or other privacy and security incidents could cause users to decrease their use of or cease using our work marketplace. Any of these effects could adversely impact our business.

Any compromise of our security or the security of our vendors, third-party partners, or users could result in regulatory or other governmental investigations, enforcement actions, litigation, and legal and financial exposure, including potential regulatory fines or penalties or contractual liability. We may also need to expend significant resources to protect against, and to address issues created by, security breaches and other privacy and security incidents. While we maintain cyber liability insurance, these liabilities may exceed the amounts covered by our insurance; further, we cannot be certain that our insurance coverage will extend to or be adequate for liabilities actually incurred, or that insurance will continue to be available to us on economically reasonable terms, at coverage limits we deem prudent, or at all. Any such compromise could also result in damage to our reputation and a loss of confidence in our security measures.
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
Our sales efforts are primarily targeted at large enterprise and other clients and prospects with larger, longer-term independent talent needs. For example, since the fourth quarter of 2021, we have increased our investment in sales by expanding our sales team and support personnel and we expect this investment to continue through the remainder of 2022 as we increase our efforts to acquire clients of our Upwork Enterprise offering. As a result of our increased focus on these larger clients, we face greater costs, longer sales cycles, and less predictability in completing some of our sales and in increasing spend by existing clients. In addition, due to the current macroeconomic conditions and certain internal operational challenges, we experienced longer sales cycles and acquired fewer Upwork Enterprise clients in the third quarter of 2022 compared with the prior period in 2021 and the second quarter of 2022. For larger clients, use of our work marketplace may require approvals by multiple departments and executive-level personnel and require us to provide greater levels of services and client education regarding the uses, benefits, security, privacy, worker classification, payments, and compliance services offered on our work marketplace. Larger enterprises typically have longer decision-making and implementation cycles and demand more customization, greater indemnification and risk shifting, higher levels of support, a broader range of services, and greater payment flexibility. In addition, larger clients may require greater functionality and scalability that can lead to delays in sales or difficulties in growing client spend. We are often required to spend time and resources to better familiarize potential large enterprise clients with the value propositions of our work marketplace generally. Despite our efforts in familiarizing potential large enterprise clients with the benefits of our work marketplace, these potential clients may decide not to use our work marketplace if, among other reasons, they do not feel that their procurement or compliance needs are or will be met or our work marketplace is not widely accepted within the organization. In addition, sales opportunities with large clients may require us to devote greater sales and administrative support and professional services resources to individual clients, which could increase our costs, lengthen our sales cycle, and divert our own sales and professional services resources to a smaller number of larger clients. We may spend substantial time, effort, and money in our sales efforts without being successful in producing sales or growing client spend.
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
Our business depends on users transacting through our work marketplace. Despite our efforts to prevent them from doing so, users circumvent our work marketplace and engage with or take payment through other means to avoid the fees that we charge, and it is difficult or impossible to measure the losses associated with circumvention. Enhancements and changes we make with respect to our offerings, services, features, pricing model, and fees may unintentionally cause, and may have unintentionally caused in the past, users to circumvent our work marketplace, such as our consolidation of our Upwork Basic and Plus offerings into our new Client Marketplace Offering. In addition, circumvention by users of our work marketplace is likely to increase during a macroeconomic downturn, as users may be more cost-sensitive with respect to our fees. There may also be increased circumvention as a result of the effects of Russia’s invasion of Ukraine and our decision to suspend our business operations in Russia and Belarus. Moreover, certain changes we make to decrease circumvention by users have in the past and could again inadvertently result in user dissatisfaction, increased user circumvention, and a decline in user activity on our work marketplace. The loss of revenue associated with circumvention of our work marketplace has an adverse impact on our business, cash flows, operating results, and financial condition. In addition, our efforts to reduce circumvention may be costly or disruptive to implement, have results that are difficult or impossible to measure, fail to have the intended effect or have an adverse effect on our brand or user experience, cause users to cease using our work marketplace, reduce the attractiveness of our work marketplace, divert the attention of management, or otherwise harm our business.
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
Search engines and other channels that we utilize to drive users to our website and mobile applications periodically change their algorithms, policies, and technologies, sometimes in ways that cause traffic to our website and mobile applications to decline. These changes can also result in an interruption in users’ ability to access our website, a drop in our search ranking, higher levels of low-intent traffic visiting our website and mobile applications, a misunderstanding among potential users regarding the functionality or purpose of our work marketplace, or have other adverse impacts that negatively affect our ability to maintain and grow the number of users that visit our website or mobile applications. We may also be forced to significantly increase marketing expenditures in the event that market prices for online advertising and paid listings escalate or our organic ranking decreases. Any of these changes could have an adverse impact on our business, user acquisition, and operating results.
Additionally, new and developing U.S. privacy laws have established individual rights with respect to personal information that may lead to downstream effects on our ability to realize and quantify the value of our marketing initiatives. As more jurisdictions adopt expansive data privacy regulatory requirements, an increasing number of users and website visitors will be afforded the right to opt-out of the sharing of their personal information for purposes of specific types of online advertising. The resulting decrease of individuals to whom we and our third-party marketing and advertising vendors and partners may employ industry standard online advertising practices may lead to diminished efficacy of our marketing efforts, diminished visitor-to-user conversions, and increased costs of maintaining compliance.
Errors, defects, or disruptions in our work marketplace could diminish demand, adversely impact our financial results, and subject us to liability.
Our work marketplace enables our users to manage important aspects of their businesses, and any errors, defects, or disruptions in our work marketplace, or other performance or availability problems with our work marketplace or infrastructure could harm our brand and reputation, negatively impact our operating results, impair our ability to obtain or maintain licenses necessary to operate our business or deliver certain services, impair or jeopardize our partner relationships, or otherwise damage our business or the businesses of our users. As the usage of our work marketplace grows, and as we introduce new offerings and services and look to expand our international footprint over time, we will need an increasing amount of technical infrastructure and continued infrastructure modernization, including network capacity, computing power, and improvements to how we process and store data and transaction information, to continue to operate our work marketplace and offer certain services. We may fail to effectively scale and grow our technical infrastructure to accommodate these demands, which may adversely affect our user experience. We also rely on third-party software and infrastructure, including the infrastructure of the internet, to provide our work marketplace. Any failure of or disruption to this software and infrastructure could also make our work marketplace unavailable to our users. For example, these types of disruptions have negatively impacted our work marketplace, such as an inadvertent error by a regulatory agency that prevented users from accessing our website for a brief period of time. Internet shutdowns in certain jurisdictions are becoming more frequent, including in response to civil unrest or prior to contested political elections, and any shutdown in a jurisdiction in which a significant number of our users are located will adversely affect user activity on our work marketplace throughout the duration of such shutdown. Our work marketplace is constantly changing with new updates, which may contain undetected errors when first introduced or released. Any errors, defects, disruptions in service, or other performance or stability problems with our work marketplace, or the inadequacy of our efforts to adequately prevent or timely detect or remedy errors or defects, could result in negative publicity, loss of or delay in market acceptance of our work marketplace, loss of competitive position, our inability to timely and accurately maintain our financial records, interference with our clients’ ability to contract for, or the ability of talent to complete, projects on our work marketplace, inaccurate or delayed invoicing of clients, delay of payment to us or talent, claims by users for losses sustained by them, or investigation and corrective action taken by regulatory agencies. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help resolve the issue. Accordingly, any errors, defects, or disruptions in our work marketplace could adversely impact our brand and reputation, revenue, and operating results.
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
As a result of Russia’s invasion of Ukraine, the United States, the United Kingdom, the EU, and other jurisdictions have issued broad-ranging economic sanctions. As the Russian invasion of Ukraine continues, there can be no certainty regarding whether such governments or other governments will impose additional sanctions, or other economic or military measures against Russia or Belarus. Although we have suspended our business operations in Russia and Belarus, and block users from all sanctioned regions, users have in the past, and may in the future, seek to circumvent our efforts to block those and other jurisdictions, and therefore we are subject to risks that we may not be in full compliance with any additional sanctions.
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
Because our website is generally accessible by users worldwide, we have received in the past, and may continue to receive, notices from jurisdictions claiming that we or our users are required to comply with their laws. Laws outside of the United States regulating the internet, payments, escrow, data protection, data residency, privacy, taxation, terms of service, website accessibility, consumer protection, intellectual property ownership, services intermediaries, payment intermediaries, labor and employment, wage and hour, worker classification, worker health, background checks, and recruiting and staffing companies, among others, which could be interpreted to apply to us, are often less favorable to us than those in the United States, giving greater rights to competitors, users, and other third parties. Compliance with international laws and regulations may be more costly than expected, may require us to change our business practices or restrict or modify our offerings or obtain certain licenses, and such changes or licensure may not be possible on a reasonable timeline or at all, and the imposition of any such laws or regulations on us, our users, or third parties that we or our users utilize to provide or use our services, may adversely impact our revenue and business. In addition, we may be subject to multiple overlapping legal or regulatory regimes that impose conflicting requirements which could lead to additional compliance costs and enhanced legal risks. Moreover, all of these risks will be exacerbated as we expand our operations internationally, including extending our physical presence and registering to do business outside the United States or investing in localization efforts.

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
•the cost and burden of complying with a wide variety of laws that may be deemed to apply to us, including those relating to labor and employment matters (including but not limited to requirements with respect to works councils or similar labor organizations, worker classification, and taxation on income or earnings, including the obligation to withhold and remit taxes), payments and the handling, storing, or moving of money, consumer and data protection, privacy, network security, encryption, data residency, and taxes, as well as securing expertise in local law and related practices;
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
•changes to laws, regulations, or central bank rules impacting us or our partners that may make payments for services exports more costly, difficult, or impossible to process, or that may reduce the availability of tools like digital wallets and related payment services in important global markets;
•retaliatory actions by foreign governments intended to disrupt business like ours in the United States as a result of new or increased sanctions or export controls;
•macroeconomic and political conditions, including in certain foreign jurisdictions such as the evolving relations between the United States and China;
•economic weakness or currency-related challenges or crises;
•fluctuations in foreign currency exchange rates, including losses borne by our customers that cause them to find our work marketplace to be less desirable or to hold us responsible for such losses;
•regional or global public health crises, such as the COVID-19 pandemic;

•difficulties in, and costs of, establishing local brand recognition and staffing, managing, and operating international operations or support functions;
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

There is often uncertainty in the application of worker classification laws, which are regularly subject to regulation, amendment, or re-interpretation, and consequently there is risk to us and to users, both talent and clients, that independent contractors could be deemed to be misclassified under applicable law. The tests governing whether a service provider is an independent contractor or an employee are typically highly fact sensitive and vary by governing law. Laws and regulations that govern the status and misclassification of independent contractors are also subject to change as well as to divergent interpretations by various authorities, which can create uncertainty and unpredictability. For example, in California, Assembly Bill 5, which we refer to as AB 5, went into effect on January 1, 2020 and has the stated purpose of codifying the 2018 state supreme court decision in Dynamex Operations West, Inc. v. Superior Court of Los Angeles. Together, they retroactively change the standard in California for determining worker classification and are widely viewed as expanding the scope of the definition of “employee” for most purposes under California law. Since the enactment of AB 5, and subsequent amendments and challenges (including California’s Proposition 22) to the law, there is little guidance from the courts or the regulatory authorities charged with its enforcement and there remains a degree of uncertainty regarding its application.
A misclassification determination, allegation, claim, or audit creates potential exposure for users and for us, including but not limited to: reputational harm and monetary exposure arising from or relating to failure to withhold and remit taxes, unpaid wages, and wage and hour laws and requirements (such as those pertaining to minimum wage and overtime); claims for employee benefits, social security contributions, and workers’ compensation and unemployment insurance; claims of discrimination, harassment, and retaliation under civil rights laws; claims under laws pertaining to unionizing, collective bargaining, and other concerted activity; and other claims, charges, or other proceedings under laws and regulations applicable to employers and employees, including risks relating to allegations of joint employer liability. Such claims could result in monetary damages (including but not limited to wage-based damages or restitution, compensatory damages, liquidated damages, and punitive damages), interest, fines, penalties, costs, fees (including but not limited to attorneys’ fees), criminal and other liability, assessment, injunctive relief, or settlement. For example, particularly around the onset of the COVID-19 pandemic, these types of claims were more frequent in light of then-deteriorating macroeconomic conditions, more prone to agency error in light of overwhelmed agencies, more commonly submitted on a fraudulent basis, and more difficult to successfully oppose or appeal due to COVID-19 related delays, and such events may increase in frequency again if similar circumstances recur. These claims may also become more frequent as our brand awareness increases. Such a claim, allegation, or adverse determination, including but not limited to with respect to the talent that provide services to us, or the requirement for us to indemnify a client, could also harm our brand and reputation, which could adversely impact our business. While these risks are mitigated, in part, by our contractual rights of indemnification against third-party claims, any limitations or obligations that we include in our contracts with clients to limit our exposure to claims could be determined to be unenforceable, could be costly to enforce or ineffective, or may otherwise prove inadequate.
The regulatory landscape regarding contractor classification is rapidly changing, and changes in these laws could adversely affect demand for our services and work marketplace and adversely affect our business.
Worker classification and independent contractor issues, including AB 5, have been the subject of widespread debate both in the United States and abroad. It is possible that other jurisdictions, including the U.S. federal government, U.S. states, such as New York, Washington, and Illinois, and jurisdictions outside the United States, such as the United Kingdom and the EU through its work on the Platform Workers Directive and other legislative and regulatory instruments, may change their definition of “employment” to include arrangements currently viewed as independent. The U.S. Department of Labor recently published a Notice of Proposed Rulemaking regarding the classification of workers as independent contractors or employees. The proposal is widely viewed as expanding the scope of the definition of employee under federal law. It is uncertain how this rule, if enacted as proposed, would impact our business, if at all. However, public perception may result in confusion about the standards to be applied when making an employment determination and cause customers to explore alternative arrangements to meet their talent needs. Additionally, changes to laws and regulation may be subject to challenge in court (e.g. AB 5, which had a retroactive effect, and California’s Proposition 22, which was ruled unconstitutional). Likewise, the EU, the United Kingdom, and other jurisdictions are exploring changes to worker classification through a variety of legal instruments, such as the Digital Services Act and Digital Markets Act in the EU. These new and changing laws could alter the legislative and regulatory landscape regarding how governments may choose to regulate independent contractors broadly and in specific sectors, and may have unintended consequences. These changes may affect how our users run their businesses. As a result, there is significant uncertainty regarding the worker classification regulatory landscape and what it will look like in future years, and compliance with any new legislation or regulations may be costly and difficult or they may be impossible to comply with in a commercially reasonable manner. In addition, any developments or changes in the regulatory environment impacting worker classification and independent contractors may reduce the demand for independent contractors more generally in one or more jurisdictions and have an adverse effect on our business, operating results, and financial condition.
Changes in laws or regulations relating to privacy or the protection, collection, storage, processing, transfer, or use of personal information, or any actual or perceived failure by us to comply with such laws and regulations or our privacy policies, could adversely affect our business.
We receive, collect, store, process, transfer, and use personal information and other user data. There are numerous federal, state, local, and international laws and regulations regarding privacy, data protection, information security, and the collection, storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other data. The scope of these laws and regulations is changing, subject to differing interpretations, and may be inconsistent among states and countries, or conflict with other laws and regulations. We are also subject to the terms of our privacy policies and legal and contractual obligations to third parties related to privacy, data protection, and information security. The regulatory framework for privacy and data protection worldwide is, and is likely to remain for the foreseeable future, uncertain and complex, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that we do not anticipate or that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Further, any significant change to applicable laws, regulations, or industry practices regarding the collection, use, retention, security, sharing, or disclosure of the data of our users, employees, contractors, or others, or their interpretation or enforcement, or any changes regarding the manner in which the express or implied consent of users for the collection, use, retention, sharing, or disclosure of such data must be obtained, could increase our costs and require us to modify our services and features, possibly in a material manner, which we may be unable to complete in a cost-effective manner, or at all, and may limit our ability to store and process user data or develop new services and features.
We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, automated processing, and information security that are proposed and enacted in various jurisdictions. For example, Europe’s General Data Protection Regulation, which we refer to as the GDPR, and the UK General Data Protection Regulation (which implements the GDPR into UK law), impose stringent data protection requirements and provide for significant penalties for noncompliance. Additionally, there is an increased focus on automated processing and processing via artificial intelligence that may lead to increased regulatory restrictions that could have an impact on portions of our platform’s functionality. The CCPA requires, among other things, covered companies to provide certain disclosures to California consumers and affords such consumers certain rights, including the right to opt-out of certain sales of personal data. The CCPA also provides for civil penalties for violations as well as a private right of action for data breaches that may increase data breach litigation. Further, the California Privacy Rights Act, which was passed in November 2020 and will be fully effective in January 2023, significantly modifies the CCPA. These modifications will require us to incur additional costs and expenses in our effort to comply. Virginia, Colorado, Utah, and Connecticut recently enacted similar data privacy legislation that will take effect in 2023, and several other states and countries are considering expanding or passing privacy laws in the near term. The enactment of more restrictive laws, rules, regulations, or future enforcement actions or investigations could impact us through increased costs or restrictions on our business, and noncompliance could result in regulatory penalties and significant legal liability. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our work marketplace.
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
We may be subject to escrow, payment or money services, and money transmitter regulations that may adversely affect our business.
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
Although we are a licensed internet escrow agent and we believe that our operations comply with existing U.S. federal, state, and international laws and regulatory requirements related to escrow, money transmission, and the handling or moving of money, the laws or regulations may change, interpretations of existing laws and regulations may also change, and our operations and offerings may change resulting in new or different regulatory requirements being applicable to or preferable for our business. As a result, we could be required, or choose, to become licensed as an escrow agent or a money transmitter (or other similar licensee) in other U.S. states or other jurisdictions or as a money services business under federal laws and regulations or similar licenses under the laws and regulations of other jurisdictions. It is also possible that we could become subject to regulatory enforcement or other proceedings in those states or other jurisdictions with escrow, money transmission, electronic money, or other similar statutes or regulatory requirements related to the handling, storing, or moving of money, and such risk may increase if we are required or choose to pursue additional or different licenses, which could in turn have a significant impact on our business, even if we voluntarily sought the licenses or were to ultimately prevail in such proceedings. We may also be required, or choose, to become licensed as a payment institution (or obtain a similar license) under the European Payment Services Directive or other international laws and regulations or may choose to obtain such a license even if not required or in order to support new products or services. Any developments or inconsistencies in the requirements, interpretations or applicability of the laws or regulations related to escrow, money transmission, or the handling, storing, or moving of money; material changes to the mandate, purview or regulatory approach at the DFPI; or increased scrutiny of our business may lead to additional compliance costs and administrative overhead.
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
We may be subject to export controls and other similar regulations that prohibit the shipment or provision of certain products and services to certain countries, governments, and persons, and new export controls and similar regulations are promulgated from time to time, including the recent application of new and broad-ranging export controls enacted as a result of Russia’s invasion of Ukraine. While we take precautions to prevent aspects of our work marketplace from being exported in violation of export controls, including implementing internet protocol address blocking and obtaining and relying on licenses and exemptions, when applicable, we cannot guarantee that the precautions we take will prevent violations of export control and similar laws. If we are found to be in violation of U.S. or international export control laws, it could result in substantial fines and penalties for us and for the persons working for us. In addition, our users may be subject to export control laws that do not apply to us and we may not be able to determine the applicability of such export control laws, and any violations by them could harm our reputation and they could seek to hold us responsible for any monetary losses.
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
We may not pursue or file patent applications or apply for registration of copyrights or trademarks in the United States and foreign jurisdictions in which we have a presence with respect to our potentially patentable inventions, works of authorship, and marks and logos for a variety of reasons, including the cost of procuring or ability to procure such rights and the uncertainty involved in obtaining adequate protection from such applications and registrations. Moreover, recent amendments to, developing jurisprudence regarding, and possible changes to intellectual property laws and regulations, including U.S. and foreign patent law, may affect our ability to protect and enforce our intellectual property rights or defend against claims alleging we are infringing others’ rights. If the intellectual property rights that we develop are not sufficient to protect our proprietary technology and data, our brand, our business, financial condition and operating results could be adversely affected.
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
We spend significant time and resources securing and monitoring our intellectual property rights, and we may or may not be able to detect infringement by third parties. Our competitive position may be adversely impacted if our efforts to secure and protect our intellectual property are not successful, or we cannot detect infringement or enforce our intellectual property rights quickly or at all. In some circumstances, we may choose not to pursue enforcement because an infringer may have a dominant intellectual property position or for other business reasons. In addition, competitors might avoid infringement by designing around our intellectual property rights or by developing non-infringing competing technologies. We have in the past been, and may in the future be, forced to rely on litigation, opposition, and cancellation actions, and other claims and enforcement actions to protect our intellectual property, including to dispute registration, use of marks that may be confusingly similar to our own marks, or use of technologies that infringe on our intellectual property. Similar claims and other litigation may be necessary in the future to enforce and protect our intellectual property rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property rights may be met with: defenses; counterclaims attacking the scope, validity, and enforceability of our intellectual property rights; or counterclaims and countersuits asserting infringement by us of third-party intellectual property rights. Our failure to secure, protect, and enforce our intellectual property rights could adversely affect our brand and our business, and we could lose the right to use certain intellectual property or lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property against others.
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
We have a history of incurring net losses, and we expect to incur net losses for the foreseeable future. For the nine months ended September 30, 2022 and years ended December 31, 2021 and 2020, we incurred net losses of $73.4 million, $56.2 million, and $22.9 million, respectively. As of September 30, 2022, we had an accumulated deficit of $324.4 million. We have made, and expect to continue to make, significant expenditures related to the development and expansion of our business, including: investing in marketing programs and activities, such as brand promotion efforts, including those designed to reach new and existing clients seeking to engage remote talent in light of the ongoing shift toward remote work; expanding our sales force; enhancing our Upwork Enterprise and other premium offerings; expanding our services and features; expanding our international user base; localizing our offerings in select locations; broadening and deepening the categories on our work marketplace; promoting client engagement of the talent that typically optimize to deliver larger projects, including through our Upwork Payroll offering; enhancing our mobile product offering and our U.S.-to-U.S. domestic marketplace offering; and in connection with legal, accounting, and other administrative expenses related to operating as a public company. For example, beginning in the fourth quarter of 2021, we increased our investment in brand marketing and to a lesser extent, our investment in sales by expanding our sales team, and we expect to continue these increased investments in the fourth quarter of 2022. These and other efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. While our revenue has grown in recent years, we may not be able to sustain the same level of growth in future periods, or at all. For example, in the third quarter of 2022, we experienced a deceleration in year-over-year growth of revenue, as compared to the second quarter of 2022. We may continue to experience a similar deceleration or decline in GSV or revenue growth as the impact of the COVID-19 pandemic subsides and users return more frequently to physical offices or as the current macroeconomic conditions worsen. If our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods and the trading price of our common stock could decline. As a result, we may continue to generate losses. We cannot ensure that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.
We track certain performance metrics with internal tools and do not independently verify such metrics. Certain of our performance metrics may not accurately reflect certain details of our business, are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
We track certain performance metrics, including active clients and GSV per active client, both of which we began reporting in the third quarter of 2021, as well as GSV and marketplace take rate with internal tools, which are not independently verified by any third-party. Our internal tools have a number of limitations and our methodologies for tracking these metrics may change over time, which could result in inaccurate or unexpected changes to our metrics, including the metrics we report. If the internal tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. Our performance metrics are also impacted by illegal or improper activity on our work marketplace, including fraud, spam, fake accounts, and other activity that violates our terms of service and service agreements. For example, for the three and nine months ended September 30, 2022, we experienced increased instances of fraud and higher chargeback losses, as compared to the same periods in 2021. These levels of fraud could continue or increase, and there is no assurance that any measures we put in place that are designed to reduce fraud on our work marketplace will be effective. In addition, notwithstanding efforts to identify fake accounts and fraudulent activity on our work marketplace and exclude these users and activity from the calculation of our performance metrics, we are unable to identify and remove all such accounts and activity from being reflected in the performance metrics that we report. Accordingly, our performance metrics may not accurately reflect activity on and the performance of our work marketplace. In addition, limitations or errors with respect to how we measure data, or the accuracy of the data that we measure, may affect our understanding of certain details of our business, which could affect our longer-term strategies and our ability to respond to business trends that may negatively impact our performance. If our performance metrics are not accurate representations of our business, user base, or traffic levels; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, our reputation may be harmed, we may be subject to legal or regulatory actions, and our operating and financial results could be adversely affected. In addition, from time to time we may change the performance metrics that we track, including metrics that we report, and any new performance metrics will also be subject to the foregoing limitations and risks. For example, beginning in the third quarter of 2021, we ceased reporting the performance metrics tracking the number of core clients and client spend retention, and instead began reporting in the third quarter of 2021, the performance metrics tracking the number of active clients and GSV per active client.

Our operating results may fluctuate from quarter to quarter, which makes our future results difficult to predict.
Our quarterly operating results have fluctuated recently, as they have in the past, and will likely continue to fluctuate in the future, particularly during the current macroeconomic uncertainty and rising interest rates and inflation. Additionally, we have a limited operating history under our current business strategy and pricing model, and we make pricing, product, and other changes from time to time, all of which make it difficult to forecast our future results. As a result, you should not rely upon our past quarterly operating results as indicators of future performance. You should take into account the risks, difficulties, and uncertainties frequently encountered by companies in highly competitive and rapidly evolving markets. Our operating results in any given quarter can be influenced by numerous factors, many of which are unpredictable or are outside of our control, including:
•uncertainty regarding demand for our work marketplace as the COVID-19 pandemic subsides and as the current macroeconomic uncertainty continues;
•ongoing uncertainty and impact on the global economy and spending by large, medium, and small companies, the shift to remote work, availability of qualified and in-demand talent, and uncertainty regarding the timing and nature of any future macroeconomic downturn, as discussed further below;
•our ability to generate significant revenue from our marketplace offerings, such as our Upwork Enterprise and other premium offerings, including from small- and medium-sized business clients which are most likely to be impacted by the current macroeconomic uncertainty;
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
•spending patterns of clients, including whether those clients that use our work marketplace frequently or for larger projects, reduce their spend, stop using our work marketplace, or change their method of payment to us, including in each case as a result of macroeconomic or other external factors such as increased competition, pricing changes, or the introduction of new or modified offerings or services on our work marketplace, such as changes made in the pricing and packaging of Connects;
•Russia’s invasion of Ukraine, our decision to suspend our business operations in Russia and Belarus, the broad-ranging economic sanctions issued as a result of the invasion, and the current macroeconomic uncertainty;
•the length and complexity of our sales cycles;

•fluctuations in gross margin and revenue as a result of increased use of our managed services offering due to our recognition of the entire GSV from our managed services offering as revenue, including the amounts paid to talent;
•the impact of consolidating or terminating existing offerings and services, including any associated pricing changes, such as our recent combination of our Upwork Basic and Plus offerings into a single service plan;
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
•fluctuations in transaction losses;
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
•seasonal spending patterns by clients or work patterns by talent, seasonality in the labor market, exaggerated impact of typical seasonality in the labor market (for example, extended vacations during the summer and holiday seasons), as the COVID-19 pandemic subsides and the resulting relaxation or lifting of restrictions intended to prevent the spread of COVID-19, as well as the number of business days, the number of Mondays (i.e., the day we have the contractual right to bill and recognize revenue for a substantial portion of our client fees each week) or the number of Sundays (i.e., the day we have the contractual right to bill and recognize revenue for the majority of our talent service fees each week) in any given quarter, as well as local, national, or international holidays;
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
•fluctuations in currency exchange rates;
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
•losses and expenses from indemnification, dispute assistance, and other contractual obligations we owe to clients; and
•non-cash accounting charges such as stock-based compensation expense, including those related to executive compensation arrangements, and depreciation and amortization.
The impact of one or more of the foregoing and other factors may cause our operating results and performance metrics to vary significantly. As such, we believe that quarter-to-quarter comparisons of our operating results and performance metrics may not be meaningful and should not be relied upon as an indication of future performance. For example, future period-over-period growth rates of revenue and key performance metrics such as GSV and active clients, when compared against the quarterly and full year results of 2021, may fail to meet the expectations of investors or securities analysts given the accelerated growth experienced during such periods due to the COVID-19 pandemic and the resulting increased adoption of remote work and reduced seasonality experienced during such periods. If we fail to meet or exceed the expectations of investors or securities analysts, the trading price of our common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.
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
As we expand our international footprint and make more services available to our users internationally, we will become more exposed to the effects of fluctuations in currency exchange rates. Although we expect an increasing number of sales contracts to be denominated in currencies other than the U.S. dollar in the future, all of our sales contracts are and have historically been denominated in U.S. dollars. However, we offer clients the option to settle invoices denominated in U.S. dollars in the local currencies of several non-U.S. countries, and therefore, a portion of our revenue is subject to foreign currency risk. While we currently use derivative instruments to hedge certain exposures to fluctuations in foreign currency exchange rates, the use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, geopolitical or macroeconomic events may also cause volatility in currency exchange rates between the U.S. dollar and other currencies, such as the Euro. Additionally, a strengthening of the U.S. dollar, as we are currently experiencing, could increase the real cost of transacting on our work marketplace to clients located outside of the United States and could result in a loss of such clients, which could adversely affect our business, operating results, financial condition, and cash flows.
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
The market price of our common stock has been and may continue to be volatile, particularly as a result of broader stock market fluctuations and in light of the current macroeconomic uncertainty. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control and some of which will be impacted by Russia’s invasion of Ukraine, the COVID-19 pandemic, and the current macroeconomic uncertainty, including:

•actual or anticipated fluctuations in our revenue, measures of profitability, and other financial and operating results or our failure to meet the estimates of securities analysts or the expectations of investors;
•the financial projections we provide to the public or our failure to meet these projections;
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
•recruitment or departure of key personnel;
•rising interest rates and inflation;
•failure of securities analysts to initiate or maintain coverage of us, inaccurate or unfavorable research by analysts, changes in financial estimates by any securities analysts who follow our company;
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
We may also issue our shares of common stock or securities convertible into shares of our common stock from time to time in connection with a financing, an acquisition, investments, or otherwise. We will also grant additional equity awards to employees, directors, and consultants under our 2018 Equity Incentive Plan and rights to purchase our common stock under our 2018 Employee Stock Purchase Plan. Any such issuances could result in substantial dilution to our existing stockholders and cause the market price of our common stock to decline.
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
•authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan (also known as a “poison pill”);

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
In August 2021, we issued the Notes, which have an aggregate principal amount of $575.0 million. The Notes are senior, unsecured obligations and bear interest at a rate of 0.25% per year. The Notes will mature on August 15, 2026, unless earlier redeemed, repurchased, or converted in accordance with the terms of the Notes. As of September 30, 2022, we had $575.0 million of indebtedness. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our stockholders and our business, results of operations and financial condition by, among other things:
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
Our business depends on the overall demand for labor and on the economic health of current and prospective clients that use our work marketplace. Any significant weakening of the economy in the United States or Europe or of the global economy, as is currently anticipated or otherwise, including the worsening of the ongoing labor shortage or the continued rise in inflation, hiring freezes, layoffs, more limited availability of credit, a reduction in business confidence and activity, decreased government or business spending, economic and political uncertainty, financial turmoil affecting the banking system or financial markets, trade wars, sanctions, and higher tariffs, a more limited market for independent professional service providers or information technology services, shifts away from remote work, and other adverse economic or market conditions may adversely impact our business and operating results. Further, global economic and political events or uncertainty, such as Russia’s invasion of Ukraine, has caused, and may continue to cause, some of our current or potential users to curtail their use of our work marketplace, and may ultimately result in new regulatory and cost challenges to our operations, including sanctions imposed in response to such events. See the risk factor titled “Russia’s invasion of Ukraine and our decision to suspend our business operations in Russia and Belarus have affected and may continue to affect our business and results of operations” above for additional information. In addition, small- and medium-sized businesses were disproportionately impacted by the macroeconomic downturn caused by the COVID-19 pandemic, some of which reduced their spend on our work marketplace. These adverse conditions resulted, and may again result, in reductions in revenue, increased operating expenses, longer sales cycles, and increased competition. There is also risk that when overall global economic conditions are positive, our business could be negatively impacted by a decreased demand for talent as businesses utilize more full-time employees relative to their use of independent contractors. We cannot predict the timing, strength, or duration of any economic slowdown, or any subsequent recovery generally. If the conditions in the general economy deteriorate, as a result of Russia’s invasion of Ukraine, the COVID-19 pandemic, or otherwise, our business, financial condition, and operating results could be adversely affected.
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
10.1
Transition and Separation Agreement, dated September 21, 2022, by and between Upwork Inc. and Jeff McCombs (material terms of which were previously described in the Form 8-K filed by Upwork Inc. on September 22, 2022).
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

UPWORK INC.

Date: October 26, 2022	By:	/s/ Hayden Brown
Hayden Brown
President and Chief Executive Officer (Principal Executive Officer)

Date: October 26, 2022	By:	/s/ Jeff McCombs
Jeff McCombs
Chief Financial Officer (Principal Financial Officer)