Form 10-K
period 2022-12-31
UPWORK, INC
filed 2023-02-16
CIK 1627475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2022, the last business day of the registrant’s most recently completed second quarter, was $2,475,045,184 (based on the closing price for shares of the registrant’s common stock as reported by The Nasdaq Global Select Market on that date).
As of January 31, 2023, there were 132,475,809 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

Unless otherwise expressly stated or the context otherwise requires, references in this Annual Report on Form 10-K, which we refer to as this Annual Report or report, to “Upwork,” “Company,” “our,” “us,” and “we” and similar references refer to Upwork Inc. and its wholly-owned subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements within the meaning of the federal securities laws. All statements contained in this Annual Report, other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, potential growth or growth prospects, active clients, future research and development, sales and marketing and general and administrative expenses, provision for transaction losses, our objectives for future operations, and potential impacts of the ongoing COVID-19 pandemic, including impacts as the pandemic subsides, are forward-looking statements. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements.
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

PART I
Item 1. Business.
Overview
We operate the world’s largest work marketplace that connects businesses with independent talent from across the globe, as measured by gross services volume, which we refer to as GSV.1
Independent talent on our work marketplace, which we refer to as talent, includes independent professionals and agencies of varying sizes, and is an increasingly sought-after, critical, and expanding segment of the global workforce. We define clients as users that work with talent through our work marketplace, and refer to clients and talent together, as users. During the year ended December 31, 2022, our work marketplace enabled $4.1 billion of GSV.
We serve as a powerful discovery engine for talent, helping them find rewarding, engaging and flexible work, as well as market their services and build their book of business. Talent benefit from access to quality clients and secure and timely payments while enjoying the freedom to run their own businesses, create their own schedules, and work from their preferred locations. Moreover, talent has real-time visibility into opportunities that are in high demand, so that they can invest their time and focus on developing sought-after skills.
For clients, our work marketplace provides fast, secure, and efficient access to high-quality talent with over 10,000 skills across over 90 categories, such as web, mobile, and software development, administrative support, sales and marketing, design and creative, and customer service. We offer a direct-to-talent approach as an alternative to traditional intermediaries such as staffing firms, recruiters, and agencies by providing high-quality independent talent and features that help build trusted relationships and instill trust in remote work, including the ability to engage talent as either independent contractors or as employees of third-party staffing providers. Our work marketplace also enables clients to streamline workflows, such as talent sourcing, outreach, and contracting. In addition, our work marketplace provides clients with access to essential functionality for remote engagements with talent, including communication and collaboration, the ability to receive all talent invoices through our work marketplace, and payment protection. Our clients range in size, including small businesses to Fortune 100 companies.
We believe that a key differentiator and driver of our growth is our track record of creating trusted relationships, enabling our users to successfully connect at scale. As the world’s largest work marketplace that connects businesses with independent talent from across the globe, as measured by GSV, we benefit from network effects that drive growth in both the number of clients posting jobs and the number of talent seeking work. Our growth is driven by long-term and recurring use of our work marketplace by our users.
We generate revenue from both talent and clients. Revenue is primarily generated from fees charged to talent as a percentage of their billings to clients, which are referred to as talent service fees, and to a lesser extent, client marketplace fees (previously referred to as client payment processing and administrative fees). We also generate revenue from fees for premium offerings, including our Upwork Enterprise offering, as well as talent memberships, purchases of Connects (virtual tokens that are required for talent to bid on projects on our work marketplace), and other services, such as foreign currency exchange when clients choose to pay in currencies other than the U.S. dollar, and our Upwork Payroll offering. In addition, we provide a managed services offering where we engage talent to complete projects, directly invoice the client, and assume responsibility for work performed.
Our Work Marketplace
We operate the world’s largest work marketplace that connects businesses with independent talent from across the globe, as measured by GSV. We believe the following core aspects of our work marketplace provide us with a competitive advantage:
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

done. We build and use software to highlight relevant talent, facilitate security and identity verification for account ownership, and flag suspicious activities. We closely monitor activity on our work marketplace to detect and prevent abuse and have integrated several third-party technologies, including with an industry-leading third-party fraud detection vendor. We provide clients with tools to validate work performed by talent and to provide both public and private feedback once the work is completed. Our feedback system enables talent to build their business reputation by establishing long-term credibility with project review and verified client feedback. Talent profiles also include data from their work history on our work marketplace, including client feedback, number of hours billed, projects completed, and amount earned. This validated expertise is a critical factor to build trust and promote brand loyalty, giving clients confidence in hiring talent for their next project. Additionally, we provide escrow services to help ensure that clients on our work marketplace only pay for work that has been completed and talent is paid by their clients in full and on time.
Proprietary Data Drives Increasing Efficiencies
We have built an expansive and unique repository of data on our work marketplace. Our proprietary database maintains detailed and dynamic information, including skills provided by talent, feedback, and success indicators of talent and clients transacting on our work marketplace. Using this data in our machine learning algorithms enables us to provide a trusted, convenient, and effective experience for both new and existing users and enables clients to better connect with available talent for their projects, while at the same time enabling talent to better identify available projects that fit their specific skills. Moreover, our machine learning algorithms leverage our closed-loop transaction data on millions of completed projects. The large volume of transactions on our work marketplace positions us to improve the effectiveness of our search algorithms and product features.
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
Our Offerings
We have marketplace offerings and a managed services offering. Our marketplace offerings include Client Marketplace, Upwork Enterprise, and Upwork Payroll.
Client Marketplace
Our Client Marketplace offering is designed for teams looking to stand out to quality talent and scale hiring quickly. Our Client Marketplace offering provides clients with access to independent talent with verified work history on our work marketplace and client feedback, the ability to instantly match with the right talent, and built-in collaboration features. Additionally, clients can access personalized assistance, whether strategic or job-specific. They also receive perks such as a verified client badge and highlighted job posts, which stand out to top talent and help clients achieve results.
Upwork Enterprise
Our Upwork Enterprise offering is primarily designed for larger clients with at least 250 employees. Upwork Enterprise clients receive all the product features of Client Marketplace, in addition to consolidated billing and monthly invoicing, a dedicated team of account managers, detailed reporting with company insights and trends to enable clients to hire faster and more successfully, and the opportunity for clients to onboard pre-existing independent talent onto our work marketplace. Upwork Enterprise also offers access to additional product features, premium access to top talent, professional services, and payment terms flexibility. Additionally, through our enterprise compliance offering, clients can engage us to determine whether talent should be classified as an employee or an independent contractor based on the scope of talent services agreed between the client and talent and other factors.
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
Our Team and Culture
Our mission—to create economic opportunities so people have better lives—is integral to our culture and how we build amazing teams and products to lead our industry. We enable remote work not only through our work marketplace for our users, but also for our own team members for whom we are proud to offer a remote-first work model, which has environmental, as well as other benefits. Our team consists of corporate employees, independent talent that we engage through our work marketplace, and advisors. Our team members are distributed around the world, and while we have corporate offices, we do not solely rely on in-person collaboration. Our team works with a variety of tools and has adopted practices to ensure all voices are heard, innovation is fostered, and results are achieved. Our hybrid team, and its belief in our mission, values, and vision is critical to our success. With the consistent investment in the development of our team and our commitment to diversity, inclusion, and belonging, we cultivate an environment where people are able to be themselves at work and perform to the best of their abilities.
Our People
Our mission not only drives the creation and continuous development of our work marketplace, but it is also integral to how we engage our employees and our approach to creating and fostering an inclusive environment that promotes and encourages diversity, inclusion, belonging, career development, and wellness. As of December 31, 2022, we had approximately 850 employees, and throughout 2022, we engaged approximately 1,950 independent team members through our work marketplace to provide services to us on a variety of internal projects. We believe the positive relationship between us and our team members and our unique, strong culture differentiate us and are key drivers of our business success.
Diversity, Inclusion, and Belonging
We put our people and their experiences first. We view belonging as a feeling, inclusion as a practice, and diversity as an outcome.
We foster belonging through our Upwork Belonging Communities—groups that build empathy and promote inclusive skill-building. We cultivate inclusion by equipping managers with tools to effectively build and lead amazing and inclusive teams that amplify team members’ voices. Additionally, we practice multi-dimensional compensation and mobility reviews during our semi-annual employee performance evaluation process. This is led by a cross-functional team of human resource and legal leaders to help ensure we are fair in our rewards and recognition strategy. To bolster our diversity, inclusion, and belonging efforts, we also conduct an internal review to facilitate equity in internal mobility practices throughout the company as an ongoing priority. Diversity, inclusion, and belonging is a journey, not a destination, and, as such, we will continue to explore ways to cultivate an inclusive culture where every team member belongs.
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
Benefits and Competitive Compensation
We strive to offer market-competitive compensation and benefits to attract and retain employees for the long-term. We engage compensation consultants to benchmark our employee compensation with external sources to ensure fair and equitable pay practices. We provide total rewards that attract and retain world-class employees through a total compensation package that includes equity-based awards to align employee compensation with stockholder interests. We compensate high performers more than average performers. Knowing our employees have diverse needs and life priorities, we also provide comprehensive benefits and services to those eligible, which include core benefits such as medical, dental, vision, and disability insurance, in addition to benefits tailored to the specific needs of our employees, such as mental health, fertility, family back-up care, and adoption support. We offer a health savings account with company contributions, family and medical leave, flexible working schedules, paid holidays and flexible vacation policies. We sponsor a 401(k) plan that includes a matching contribution, offer financial coaching through a third-party provider, and maintain an employee stock purchase plan that enables eligible employees to purchase shares of our stock at a discount through payroll deductions.
Organizational Well-being
We engage our workforce in meaningful ways and take timely action in response to their feedback. Research into workforce experience begins during onboarding and is sustained throughout a team member’s tenure at Upwork. This “life cycle” approach to workforce research affords Upwork senior leadership and human resources team members ongoing and real-time insight into critical moments of worker experience and productivity. The collection of such data allows leadership, line managers, and our human resources team to identify successes and opportunities at a myriad of levels, including, for individual team members, company-wide programs or larger organizational units. Over time, the aggregation and analysis of such data enables us to optimize for those workforce factors that drive crucial people and business outcomes.
Employee Wellness
Employee safety and well-being is of paramount importance to us. We provide productivity and collaboration tools and resources for employees, including training and toolkits to help leaders effectively lead and manage remote teams. In addition, we promote programs to support our employees’ physical, financial, and mental well-being. For example, we regularly conduct internal surveys to assess the well-being and needs of our employees, and we offer employee assistance and mindfulness programs to help employees and their families manage anxiety, stress, sleep, and overall well-being. Additionally, we believe that our employees are at their best when they take the time to recharge. In order to encourage our employees to recharge and make their well-being a priority, we provide unlimited paid time off in addition to our company-recognized holidays.
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
Sales and Marketing
Our sales and marketing organizations work closely together to increase awareness, generate user demand, build a strong sales pipeline, and grow account relationships across clients of all sizes, including small businesses to Fortune 100 companies, to accelerate GSV and revenue growth.

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
Building upon our brand positioning, we address key client needs in all our marketing efforts and help point our clients to the right Upwork product based on those needs. While a majority of our new client registrations come through direct and non-paid channels, we also increase our new client pipeline with a variety of digital, direct mail, and event marketing programs. We deploy email and lifecycle marketing initiatives to retain, cross-sell, and upsell existing clients. We also engage in a range of advertising, such as TV, digital and streaming audio advertising campaigns.
We have also increased our focus on large enterprise organizations through account-based marketing programs that target clients to drive account growth. Once prospects are identified, our enterprise sales team works to broaden adoption of our work marketplace into wider-scale deployments.
Enterprise Sales
Our enterprise sales team consists of business development representatives and other quota-carrying account executives who are primarily focused on acquiring new clients with at least 250 employees. Specifically, our business development representatives are focused on generating qualified opportunities within our target account profile, which include both inbound and self-service customer upgrades. These opportunities are delivered to account executives focused on selling our Upwork Enterprise offering. Additionally, our quota-carrying account management and success teams help new and existing clients scale usage of our work marketplace throughout their organizations. We achieve this by executing awareness campaigns, persona-based workshops, webinars, and account-based marketing campaigns that drive additional client spend through our work marketplace. We believe this land-and-expand strategy helps clients ramp their usage of our work marketplace and drives more value, awareness, and adoption over time.
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
Empowered by our work marketplace, millions of people from diverse backgrounds and locations can now access economic opportunities previously unavailable to them. We enable workers to access opportunities beyond their local labor market and choose the type of projects they pursue, when and with whom they work, and how much they earn. Upwork provides a new way for talent to market their skills and expertise, and we are promoting inclusive hiring practices through continuous accessibility improvements, analysis of potential underlying bias in our technology, and features like our certified-diverse badges.
We are also powering a more efficient and sustainable way to work. We believe that by facilitating remote work engagements and providing our users with the tools they need to collaborate from afar, we are helping them avoid work-related commutes and business travel. By committing to carbon neutrality and pursuing ways to decrease our own footprint, we are demonstrating how companies across the globe can take action on climate change.
Our drive to create a more equitable and sustainable future of work has helped us identify new ways to serve our stakeholders—including our clients and the independent talent on our work marketplace, our hybrid workforce, our investors, and our community partners—and contribute towards long-term value creation. We continuously assess our social and environmental impact and we are committed to addressing both short- and long-term risks and opportunities across our supply chain, operations, and value chain. For this reason, our impact strategy is focused on six key areas: economic opportunity; business integrity; diversity, inclusion, and belonging; workforce innovation and well-being; environmental sustainability; and supplier engagement.
Competition
The market segment for independent talent and the clients that engage them is highly competitive, rapidly evolving, fragmented, and subject to changing technology, shifting needs, and frequent introductions of new competitors as well as new offerings and services. The market continues to draw increased third-party investment and new competitor entrants, driven by the trend towards remote work and changing labor market dynamics. We compete with a number of online and offline platforms and services domestically and internationally, as well as traditional staffing firms, to attract and retain users and expand our share of user spend.
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
•trust and safety;
•level of user satisfaction;
•relationships with third-party partners;
•strength of sales and marketing efforts;
•ability to innovate and develop new or improved offerings and services; and
•greater flexibility with cost structure and reduced operating costs.
We believe that we compete favorably with respect to these factors and are committed to making the continued investments in our business to ensure our long-term success.
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
As of December 31, 2022, we held 22 issued U.S. patents. As of December 31, 2022, we held six registered trademarks in the United States, including Upwork, Elance, oDesk, and “Talent Cloud” and also held 161 registered trademarks in foreign jurisdictions. We continually review our development efforts to assess the existence and patentability of new intellectual property.

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
Corporate Information
We were incorporated in the State of Delaware in December 2013 prior to and in connection with the combination of Elance, Inc., which we refer to as Elance, and oDesk Corporation, which we refer to as oDesk. In connection with the combination, we changed our name to Elance-oDesk, Inc. in March 2014, and then to Upwork Inc. in May 2015. Following the consolidation of the Elance and oDesk platforms in 2016, we began operating under a single work marketplace.
Our principal executive office is located at 475 Brannan Street, Suite 430, San Francisco, California 94107, and our mailing address is 655 Montgomery Street, Suite 490, Department 17022, San Francisco, California 94111. Our telephone number is (650) 316-7500. Our website address is www.upwork.com. The information contained on, or that can be accessed through, our website is not a part of this Annual Report. Investors should not rely on any such information in deciding whether to purchase our securities.
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

Item 1A. Risk Factors.
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, as well as the other information in this Annual Report, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below, or of additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, results of operations, financial condition, and growth prospects. In such an event, the market price of our common stock could decline, and you could lose all or part of your investment.
Summary of Risk Factors
Some of the more material risks that we face include:
•Our growth depends on our ability to attract and retain a community of talent and clients, and the failure to maintain or grow our community of users and their activity on our platform in a cost-effective manner or at all could adversely impact our business.
•We have experienced growth in recent periods and expect to continue to invest in our growth for the foreseeable future. If we are unable to maintain similar levels of growth or manage our growth effectively, our business, revenue and profits, and financial condition could be adversely affected.
•We face payment and fraud risks that could adversely impact our business.
•We continue to evolve our business strategy, offerings and pricing model, and changes that we make can adversely affect our business and make it difficult to evaluate our future prospects.
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
•Our revenue growth depends in part on the success of our strategic relationships with third parties and their continued performance.
•Users circumvent our work marketplace, which adversely impacts our business.
•Clients sometimes fail to pay their invoices, necessitating action by us to compel payment.
•We are subject to disputes with or between users of our work marketplace.
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
•If we are not able to develop and release new offerings and services, or develop and release successful enhancements, new features, and modifications to our existing offerings and services, our business could be adversely affected.
•We face intense competition and could lose market share to our competitors, including if we fail to continue to develop and enhance our existing offerings and services, which could adversely affect our business, operating results, and financial condition.
•If we or our third-party partners experience a security breach, other hacking or phishing attack, ransomware or other malware attack, or other privacy or security incident, whether intentionally or unintentionally caused by us or by third parties, our work marketplace may be perceived as not being secure, our reputation may be harmed, demand for our work marketplace may be reduced, our operations may be disrupted, we may incur significant legal costs, fines, or liabilities, and our business could be adversely affected.
•Our sales efforts are increasingly primarily targeted at large enterprise and other clients and prospects with larger, longer-term independent talent needs, and as a result we may encounter greater pricing, implementation, and customization challenges, and we may incur additional costs, each of which could adversely impact our business and operating results.
•Because a substantial portion of the services sought by clients and offered by talent on our work marketplace is information technology services, a decline in client demand for, or talent offering, information technology services on our work marketplace could adversely affect our business.
•If internet search engines’ methodologies or other channels that we utilize to direct traffic to our website are modified to our disadvantage, or our search result page rankings decline for other reasons, our user growth could decline.
•Errors, defects, or disruptions in our work marketplace, including any security breach, other hacking or phishing attack, or other privacy or security incident, could diminish demand, adversely impact our financial results, and subject us to liability.
•We and our users may be subject to new and existing laws and regulations, both in the United States and internationally.
•The regulatory landscape regarding contractor classification is rapidly changing and changes in these laws could adversely affect demand for our services and work marketplace and adversely affect our business. In addition, there may be adverse tax, legal, and other consequences if the contractor classification or employment status of talent that use our work marketplace is challenged.
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
•Our operating results and performance metrics may fluctuate from period to period, which makes our future results difficult to predict.
•We track certain performance metrics with internal tools and do not independently verify such metrics. Certain of our performance metrics may not accurately reflect certain details of our business, are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
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
Risks Related to our Business Operations, Execution, and Growth
Our growth depends on our ability to attract and retain a community of talent and clients, and the failure to maintain or grow our community of users and their activity on our platform in a cost-effective manner or at all could adversely impact our business.
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

Talent have many different ways of marketing their services, securing clients, and obtaining payments from clients, including advertising to, and engaging with, prospective clients through other online or offline platforms and methods, signing up for online or offline third-party agencies and staffing firms, using payment services provided by third parties, or finding employment directly with a business. Likewise, there may be impediments to talent who would like to use our work marketplace, including geopolitical events such as Russia’s invasion of Ukraine in February 2022, which resulted in immediate reductions in activity from users in the region. Clients may decrease their use of, or cease using, our work marketplace and our revenue may be adversely impacted for many reasons, including: if we fail to attract new talent; the quality or types of services provided by talent on our work marketplace are not satisfactory to clients; talent decrease their use of, or cease using, our work marketplace or prefer to take remote employment opportunities or to use other online remote work platforms, both of which are increasingly available as a result of the shift to remote work. Further, expenditures by clients may be cyclical and may reflect overall macroeconomic conditions or budgeting patterns.
Clients have similarly diverse options to find and engage service providers, such as finding service providers through other online or offline platforms or through staffing firms and agencies or other talent sourcing services, engaging service providers directly, or hiring temporary, full-time, or part-time employees directly or through an agency. Beginning in the second half of 2019, we began evolving our offerings, services, brand positioning, and marketing to better address large enterprise and mid-market prospects and other clients with larger, longer-term independent talent needs, and these efforts are ongoing. The evolution of these and other efforts, either individually or in the aggregate, may not be successful in attracting and retaining users or growing client spend from these target clients, and in the event these efforts result in the loss of or reduction in spend by other clients that is not offset by increased activity from these target clients, they may result in a temporary or long-term decelerating growth in, or declining, GSV, which could adversely affect our business, revenue, financial condition, and operating results. In addition, the increase in user acquisition resulting from the shift toward remote work, due in part to the COVID-19 pandemic, may slow or decline as the impact of the COVID-19 pandemic subsides. For example, growth in the number of active clients has decelerated on a year-over-year basis since the second quarter of 2021 and GSV growth on a year-over-year basis has decelerated since the second quarter of 2021. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Active Clients and GSV per Active Client” above for the definition of active client.
Both clients and talent may stop using our work marketplace and related services if the quality of the user experience on our work marketplace, including our support capabilities or our ability to provide a secure, reliable, and trustworthy work marketplace, does not meet their expectations or keep pace with the quality of the user experience generally offered by competitive products and services. Clients and talent may also choose, and in the past have chosen, to cease using our work marketplace if they perceive that our pricing model, including associated fees, is not in line with the value they derive from our work marketplace, or for other reasons, including cost-cutting measures. Additionally, one client accounted for more than 10% of our trade and client receivables for each of the years ended December 31, 2022 and 2021. If users stop using, or reduce their use of, our work marketplace and related services for any reason, including the foregoing reasons, our revenue and business would be adversely affected.
We have experienced growth in recent periods and expect to continue to invest in our growth for the foreseeable future. If we are unable to maintain similar levels of growth or manage our growth effectively, our business, revenue and profits, and financial condition could be adversely affected.
We have experienced growth in a relatively short period of time. For example, our total revenue for the year ended December 31, 2022 was $618.3 million, representing a period-over-period growth rate of 23% compared to 2021. However, there can be no assurance that we will be able to sustain our current or historical growth rates. For example, we have already begun to see the effects of declining growth rates as compared to prior periods as we lap periods highly affected by the shift to remote work. Moreover, sustaining the same levels of growth in future periods will become more difficult during times of macroeconomic uncertainty, including a macroeconomic downturn or recession and rising interest rates and inflation, such as the conditions that we have experienced beginning in the second half of 2022. Sustaining our growth will place significant demands on our management as well as on our administrative, operational, and financial resources. To manage our growth, we must improve our operational, financial, and management information systems and expand, motivate, and effectively manage and train our workforce, all of which can be more difficult with a remote workforce and a highly competitive labor market. If we are unable to manage our growth successfully without compromising the quality of our offerings or user experience, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, operating results, financial condition, and ability to successfully market our work marketplace and serve our users could be adversely affected.

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
Our work marketplace systems and controls relating to customer identity verification, user authentication, and fraud detection are complex. If such systems and controls are not effective, our work marketplace may be perceived as not being secure, our reputation may be harmed, we may face regulatory action or action by our payment partners, payment networks, or other third parties, and our business may be adversely impacted. In addition, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving personal information, such as: unauthorized or fraudulent use of another’s identity, payment information, or other information; misrepresentation of the user’s identity, location, or skills, including using accounts that they have purchased, borrowed, or leased; and the improper acquisition or use of credit or debit card details and banking or other payment account information. Further, our customers provide us with payment card billing information online, and we do not review the physical payment cards used in these transactions, which increases our risk of exposure to fraudulent activity.
Bad actors also may use our work marketplace, including our payment processing and disbursement methods, to engage in unlawful or fraudulent conduct, such as money laundering, moving funds to regions or persons restricted by sanctions or export controls, terrorist financing, fraudulent sale of services, bribery, breaches of security, unauthorized acquisition of data, extortion or use of ransomware, distribution or creation of malware or viruses, piracy or misuse of software and other copyrighted or trademarked content, and other misconduct. These types of illegal activities have increased recently on our platform and may continue to increase. For example, for the year ended December 31, 2022, provision for transaction losses increased, as compared to 2021, primarily due to increased instances of fraud, higher chargeback losses, and bad debt losses related to Upwork Enterprise clients. This conduct on our website could result in any of the following, each of which could adversely impact our business:
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
We do not have control over users of our work marketplace and cannot ensure that any measures we have taken to detect, prevent, and mitigate these risks will stop or minimize the use of our work marketplace for, or to further, illegal or improper purposes. We have received in the past, and are likely to continue to receive in the future, complaints, notices, and inquiries from clients, talent, and other third parties, including law enforcement, administrative agencies, payment partners, payment networks, and the press, concerning misuse of our work marketplace and wrongful conduct of other users. We have also brought claims against clients and other third parties for their misuse of our work marketplace, and may be required to bring similar claims in the future. Even if these claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the attention and resources of our management, negatively impact our reputation, and adversely affect our business and operating results. In addition, while we have implemented additional steps designed to decrease transaction losses, there is no assurance that these steps will be effective or cost efficient. Further, while we take steps to implement and improve our trust and safety program through the use of algorithms and machine learning techniques, any unauthorized or inadvertent disclosure of these tools might make our efforts to prevent fraud or the improper use of our platform temporarily less effective, and any new laws restricting our use of these techniques may increase the risk of harm to our users.
We continue to evolve our business strategy, offerings and pricing model, and changes that we make can adversely affect our business and make it difficult to evaluate our future prospects.
We have over time evolved, and will continue to evolve, our sales, marketing, and brand positioning efforts, as well as our business strategy and pricing model. Recently, we have undertaken a rebranding effort and expanded our focus on large enterprise and other clients and prospects with larger, longer-term independent talent needs. We continue to evaluate and revise our current offerings and pricing model and create and test additional offerings, pricing models, features, and services to serve these and other market segments, such as our recent combination of our Upwork Basic and Upwork Plus client offerings into our new Client Marketplace offering, which simplifies the pricing model for clients of those offerings.
Changes in our offerings and pricing model, and the continued evolution of our business strategy and brand positioning, subject us to a number of uncertainties, including our ability to plan for and model future growth and make accurate projections regarding our future performance. In addition, we have in the past seen, and may in the future see, unexpected or unintended negative effects as a result of changes to our pricing model, offerings, and sales, brand positioning, and marketing efforts, including increased user dissatisfaction, harm to our reputation, increased circumvention rates, reductions in the rate or size of projects that get posted or completed, a failure to attract and retain quality talent or attract new clients that spend on our work marketplace or the loss of spend from existing clients. These adverse effects may negatively affect GSV, revenue, our results of operations, and financial condition, including resulting in negative period-over-period financial results for a number of periods following the change being made. For example, we experienced a quarter-over-quarter decline in GSV in the third quarter of 2022 that we believe was attributable primarily to our consolidation of our Upwork Basic and Upwork Plus offerings into our new Client Marketplace Offering and the associated pricing change.
In addition, creating new offerings is expensive and time consuming, diverts the attention of our management, and not all offerings achieve market acceptance at the levels we expect and therefore may not be cost-effective to maintain. Moreover, if an offering does not achieve sufficient market acceptance or otherwise does not achieve its intended effect, we may expend additional resources and divert the attention of management to implement modifications in an effort to improve the offering, and these efforts may not be successful. For example, in 2019, we launched our Upwork Business offering, focused on mid-market businesses. In the fourth quarter of 2020, we decided that it was no longer cost-effective for our sales team to sell our Upwork Business offering, which resulted in a reduction in force of approximately one-third of our sales employees at that time.

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
Our payment partners are critical to our business. In order to maintain these relationships, we have in the past been, and may in the future be, forced to agree to terms that are unfavorable to us. If we are unable to maintain our agreements with current payment partners on favorable terms, or at all, or we are unable to enter into new agreements with new payment partners on favorable terms, or at all, our ability to collect payments and disburse funds and our revenue and business may be adversely affected. This could occur for a number of reasons, including the following with respect to our payment partners:

•our partners may be unable or unwilling or may fail to perform the services we require of them, such as processing payments to talent in a timely manner and in compliance with applicable legal requirements, including sanctions regimes;
•a failure by us to comply with our partners’ compliance standards, which could result in increased rates that they charge us or our users, additional fees or a reduction in services or benefits that they provide us with, or termination of our agreement with them altogether, and any remediation efforts undertaken by us to return to compliance may be costly, time consuming, and divert the attention of management;
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
•our partners could reduce the services provided to us, cease doing business with us, cease or become prohibited from doing business with certain of our users or in jurisdictions where we have users, including decisions of some payment partners to cease offering services in Russia or Belarus, or cease doing business altogether; or
•our partners could be subject to delays, limitations, or closures of their own businesses, networks, partners, or systems, causing them to be unable to process payments or disburse funds for certain periods of time.
In addition, we may be forced to cease doing business with certain partners if card network operating rules, certification requirements and laws, regulations, or rules governing electronic funds transfers to which we are subject, change or are interpreted to make it difficult or impossible for us to comply.
Our revenue growth and ability to achieve and sustain profitability will depend in part on being able to increase the productivity, effectiveness, and efficiency of our sales force.
In order to increase our revenue from our premium offerings and achieve and sustain profitability, we must improve the effectiveness and efficiency of our sales force and generate additional revenue from new and existing users. For example, in the fourth quarter of 2021, we began increasing our investment in sales by expanding our sales team, which continued throughout 2022. There can be no assurance that this increased expense will generate additional revenues, or that we will be able to improve the effectiveness and efficiency of our sales force.
Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, effectively deploying, and retaining sufficient numbers of sales and sales support personnel to support our growth. It is difficult to find, and we may be unable to retain, a sufficient number of sales personnel with the specific skills and technical knowledge needed to sell our Upwork Enterprise and other premium offerings, particularly given the significant competition for qualified personnel. Furthermore, hiring and effectively deploying sales personnel is complex and requires additional costs that we may not recover if the sales personnel fail to achieve full productivity. Even if we are able to hire qualified sales personnel, doing so may be costly and lengthy, as new sales personnel require significant training and can take a number of months to achieve full productivity. In addition, new sales personnel do not always achieve productivity milestones within the timelines that we have projected, or at all, negatively impacting our ability to achieve our long-term financial projections associated with such personnel. If our sales personnel are not successful in obtaining new business or increasing sales to our existing user base, our business and results of operations will be adversely affected.
Our business experienced, and may again experience, an adverse impact from the ongoing COVID-19 pandemic, including as new variants of COVID-19 emerge. In addition, the positive impacts on our business resulting from the shift to remote work during the pandemic may not continue as the pandemic subsides and the restrictions intended to prevent its spread are relaxed or lifted.
The COVID-19 pandemic adversely impacted our business for a period of time and resulted in reductions in demand for our offerings and services by some of our clients, including small- and medium-sized business clients, which were impacted the most by the resulting macroeconomic downturn and from which we derive a substantial portion of our GSV and revenue. Conversely, beginning in 2020 we experienced an increase in GSV and revenue growth driven by an acceleration in the shift toward remote work, due in part to the COVID-19 pandemic. We do not expect these positive impacts to continue as the pandemic subsides and the restrictions intended to prevent its spread continue to be relaxed or lifted, which may negatively impact our GSV and revenue growth. For example, growth in the number of active clients has decelerated on a year-over-year basis since the second quarter of 2021 and GSV growth on a year-over-year basis has decelerated since the second quarter of 2021. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Active Clients and GSV per Active Client” below for the definition of active client.
The extent to which the ongoing COVID-19 pandemic will adversely affect our business, financial condition, results of operations, and cash flow will depend on future developments, which are highly uncertain and cannot reasonably be predicted with confidence at this time, including: to what extent the prevalence of remote work wanes as the COVID-19 pandemic subsides; the occurrence of additional “waves” of the outbreak; the emergence of variant strains of the virus; the availability, utilization, and efficacy rates of vaccinations; government responses to the pandemic and potential restrictions on our business and the businesses of our users; the impact of the pandemic on the U.S. and global economies and demand for our offerings; and the reaction of users and potential users to these developments, among others.
Our revenue growth depends in part on the success of our strategic relationships with third parties and their continued performance.
To grow our business, we need to continue to establish and maintain relationships with third parties, such as staffing providers, banks, software and technology vendors, and payment processing and disbursement providers. For example, we work with third-party staffing providers, upon which we are dependent to support our employment offering, Upwork Payroll. As our agreements with third-party partners terminate or expire, we may be unable to renew or replace these agreements on favorable terms, or at all. Moreover, we cannot guarantee that the parties with which we have strategic relationships will continue to offer the services for which we rely on them at economically reasonable terms or at all, devote the resources necessary to expand our reach, increase our distribution, or support an increased number of users and associated use cases. Some of our strategic partners offer, or could offer, competing products and services or also work with our competitors, the likelihood of which may increase due to the ongoing shift toward remote work. As a result of these factors, many of our third-party partners may choose to develop or support alternative products and services in addition to, or in lieu of, our work marketplace. If we are unsuccessful in establishing or maintaining our relationships with third parties on favorable terms, or if these relationships are not successful in improving our business, our ability to compete or to grow our total revenue could be impaired and our operating results may be adversely impacted. Moreover, material business changes by one or more of our third-party staffing providers could negatively impact our business and financial results, including increased costs for clients or us, a diminished user experience, or the inability to offer the staffing provider services in one or more jurisdictions.
Users circumvent our work marketplace, which adversely impacts our business.
Our business depends on users transacting through our work marketplace. Despite our efforts to prevent them from doing so, users circumvent our work marketplace and engage with or take payment through other means to avoid the fees that we charge, and it is difficult or impossible to measure the losses associated with circumvention. Enhancements and changes we make with respect to our pricing model, fees, offerings, services, and features may unintentionally cause, and may have unintentionally caused in the past, users to circumvent our work marketplace, such as our consolidation of our Upwork Basic and Upwork Plus offerings into our new Client Marketplace Offering. In addition, circumvention by users of our work marketplace is likely to increase during a macroeconomic downturn, as users may be more cost-sensitive with respect to our fees. The loss of revenue associated with circumvention of our work marketplace has an adverse impact on our business, cash flows, operating results, and financial condition. Moreover, certain changes we make to decrease circumvention by users have in the past and could again inadvertently result in user dissatisfaction, increased user circumvention, and a decline in user activity on our work marketplace. Our efforts to reduce circumvention may be costly or disruptive to implement, have results that are difficult or impossible to measure, fail to have the intended effect or have an adverse effect on our brand or user experience, reduce the attractiveness of our work marketplace, divert the attention of management, or otherwise harm our business.
Clients sometimes fail to pay their invoices, necessitating action by us to compel payment.
In connection with our Upwork Enterprise offering, and for certain legacy clients, we advance payments to talent for invoiced services on behalf of the client and subsequently invoice the client for such services. In order to maintain these relationships, we have in the past been, and may in the future be, forced to agree to terms that are unfavorable to us, including extended payments terms. In addition, in certain instances, we will advance payment on a talent invoice if the client issues a chargeback or their payment method is declined. In this circumstance, the talent assigns us the right to recover any funds from the client. From time to time, clients fail to pay for services rendered by talent, and as a result, we may incur costs to enforce the applicable agreement or our terms of service, including through arbitration or litigation, and we may not be successful in collecting amounts owed. Furthermore, some clients may seek bankruptcy protection or other similar relief and fail to pay amounts due, or pay those amounts more slowly, either of which could adversely affect our operating results, financial position, and cash flow. Our risk of financial exposure increases if we do not adequately screen clients, do not conduct sufficient credit checks, or otherwise do not adequately monitor clients’ spend on our work marketplace. All of these risks are made more likely during a macroeconomic downturn and could result in increased costs to us as we advance payments to talent and seek to compel payment from our clients. Our failure to manage these risks could adversely affect our business, operating results, and financial results.
We are subject to disputes with or between users of our work marketplace.
Our business model involves enabling connections between talent and clients that contract directly through our work marketplace. Talent and clients are free to negotiate any contract terms they choose, but we also provide optional service contract terms that they can elect to use. Disputes sometimes arise between talent and clients, including with respect to service standards, payment, confidentiality, work product, and intellectual property ownership and infringement. If either party believes the contract terms were not met, our standard terms and some individually negotiated services agreements provide a mechanism for the parties to request assistance from us, and, for some contracts, if that is unsuccessful, a provision referring the dispute to a third-party arbitrator. Whether or not talent and clients decide to seek assistance from us, if these disputes are not resolved amicably, the parties might escalate to formal proceedings, such as by filing claims with a court or arbitral authority. Given our role in facilitating and supporting these arrangements, claims are sometimes brought against us directly as a result of these disputes and talent or clients bring us into claims filed against each other, particularly when the other user is insolvent or facing financial difficulties. Through our terms of service and services agreements for premium offerings, we disclaim responsibility and liability for any disputes between users (except with respect to specified dispute assistance programs and services); however, we cannot guarantee that these terms will be effective in preventing or limiting our involvement in user disputes or that these terms will be enforceable or otherwise effectively prevent us from incurring liability as a result of disputes between users. Disputes between clients and talent and between users and our company may become more frequent based on conditions outside our control, such as a macroeconomic downturn or actions of bad actors seeking to take advantage of other users. Such disputes, or any increase in the number of disputes, may result in an adverse effect on our company, such as a loss of goodwill with users, reputational harm, lost GSV and revenue, diversion of the resources of our management and an increase in our operational costs, any of which may adversely affect our business and operating results.
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
There have been, and may continue to be, changes in our management team resulting from the hiring or departure of executives. For example, we are currently searching for a new Chief Financial Officer. In September 2022, we announced that we had initiated a search for a new Chief Financial Officer and that Jeff McCombs, our former Chief Financial Officer, would be separating from Upwork on December 31, 2022. We have made, and may continue to make, other changes that have been and will be disruptive to our personnel, such as changes to the composition of our leadership team and other key personnel and reorganizations of reporting lines of our workforce. These changes have resulted, and future personnel changes may result, in increased attrition or reduced productivity of our personnel, including senior management and key personnel, stemming from organizational restructuring, as new reporting relationships are established, and as other companies may increasingly target our executives and other key personnel, particularly during the current highly competitive market for qualified personnel. Any such changes may also result in a loss of institutional knowledge, cause disruptions to our business, impede our ability to achieve our objectives, or distract or result in diminished morale in, or the loss of, workers.
Our future success also depends on our continuing ability to retain, attract, train, and integrate highly skilled personnel, including software engineers and sales personnel. We face intense competition for qualified personnel from numerous software and other technology companies. In addition, competition for qualified software engineers is particularly intense. We may not be able to retain our current key personnel or attract, train, integrate, or retain other highly skilled personnel in the future. We may incur significant costs to attract and retain highly skilled personnel, we may lose employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them, and our succession plans may be insufficient to ensure business continuity if we are unable to retain key personnel or were to lose a significant portion of our personnel. Further, even highly skilled personnel may fail to be productive, and our adoption of remote work may result in a loss of productivity of our workforce. To the extent we move into new geographies, including internationally, we would need to attract and recruit skilled personnel in those areas.
Volatility, depreciation, or lack of appreciation in our stock price may also affect our ability to attract new skilled personnel and retain our key personnel. The market price of our common stock has depreciated significantly recently and may continue to be volatile, in part due to broader stock market fluctuations, and as a result, the equity held by our senior management and other key personnel has depreciated in value relative to the grant date value and therefore has less retentive power.
We may be unable to integrate acquired businesses and technologies successfully or to achieve the expected benefits of such acquisitions. We may acquire or invest in additional companies, which may divert our management’s attention, result in additional dilution to our stockholders, and consume resources that are necessary to sustain our business.
Our business strategy may, from time to time, include acquiring complementary products, technologies, businesses, or other assets. We also may enter into relationships with other businesses to expand our work marketplace or our ability to provide our work marketplace in foreign jurisdictions, which could involve preferred or exclusive licenses, additional channels of distribution or investments in other companies. Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to close these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close, and any acquisition, investment, or business relationship may result in unforeseen or additional operating difficulties, risks, and expenditures. For one or more of those transactions, we may:
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
•encounter difficulties retaining key personnel of the acquired company or assimilating acquired operations and employee cultures or otherwise fail to realize the anticipated benefits of such transactions;
•encounter difficulties integrating diverse cloud, software, and other information technology platform technologies;
•divert management’s attention;
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
We derive, and expect to continue to derive in the near future, the substantial majority of our revenue from our marketplace offerings. As such, market acceptance of our marketplace offerings, including new offerings or the consolidation of offerings, such as our consolidation of our Upwork Basic and Upwork Plus offerings into our new Client Marketplace offering, is critical to our continued success. If we are unable to meet user demands and expectations, earn and maintain user trust, expand our offerings or the categories of services offered on our work marketplace, develop features that are appealing to users, or achieve and maintain more widespread market acceptance of our marketplace offerings, including attracting and retaining clients, our business operations, financial results, and growth prospects will be adversely affected.
Demand for our marketplace offerings is also affected by a number of other factors, including the timing and success of new offerings and services by our competitors, our ability to respond to technological change and to effectively innovate and grow, contraction in our market, client spending patterns, talent activity levels, the size and price of projects on our work marketplace, changes in adoption of remote work, geopolitical events, such as the war in Ukraine and the resulting macroeconomic effects, such as de-globalization and the current macroeconomic uncertainty, and impacts resulting from the COVID-19 pandemic, and the other risks identified herein. For example, GSV in each of the third and fourth quarters of 2022 was lower than GSV in the second quarter of 2022, which was attributable in part to seasonal and weakening macroeconomic conditions. To the extent these or other factors negatively affect demand for our marketplace offerings, our financial results may be adversely affected.
If we fail to develop, maintain, and enhance our brand and reputation cost-effectively, our business and financial condition may be adversely affected.
We believe that developing, maintaining, evolving, and enhancing awareness and integrity of our brand and reputation in a cost-effective manner are important to achieving widespread acceptance and use of our work marketplace and are important elements in attracting new users and retaining existing users. Successful and efficient promotion and positioning of our brand, offerings, and business model depend on, among other things, the effectiveness of our marketing efforts and brand messaging, our ability to provide a reliable, trustworthy, and useful work marketplace and offerings at competitive prices, the perceived value of our work marketplace and offerings, and our ability to engender user trust and provide quality support. In order to reach the brand awareness and acceptance levels of some of our competitors, we need to continuously invest in marketing programs that may not be successful in achieving meaningful awareness and acceptance levels, particularly during early phases of expansion into newer user awareness segments, such as international users and users who are reluctant to utilize remote or contract workers. Further, our brand promotion activities may not be effective. Since 2019, we have made significant investments in sales and marketing to acquire new clients and drive brand awareness, and in the second quarter of 2021, we launched a rebranding effort. This rebranding effort is focused on large enterprise and other clients and prospects with larger, longer-term independent talent needs. More recently, in the third quarter of 2022, we launched a new brand campaign, advertising across television, online video, streaming audio, and digital and social media channels. It is not certain that these investments have had or will have sufficient positive impact on our brand to be cost effective. Likewise, negative publicity and news coverage, fraud, or other illegal activity conducted by bad actors on our work marketplace, or decisions we make relating to geopolitical or social matters, may undermine our brand promotion efforts or harm our reputation. If we fail to promote and maintain our brand successfully, address user concerns, or maintain loyalty among our users, or if we incur substantial expenses in unsuccessful attempts to promote and maintain our brand, we may fail to attract new users or retain our existing users and our business and financial condition may be adversely affected.
If the market for independent talent and the services they offer develops more slowly than we expect, our growth may slow or stall, and our operating results could be adversely affected.
The market for online independent talent and the services they offer is relatively new, rapidly evolving, and unproven. Our future success will depend in large part on the continued growth and expansion of this market and the willingness of businesses to engage independent talent to provide services and independent talent to engage as service providers. It is difficult to predict the size, growth rate, and expansion of this market, whether any expansion will be long-term or temporary, particularly as the labor market and remote work trends continue to be unpredictable, global and U.S. economies are at risk of recession, the success of competitive products and services, or technological (including artificial intelligence), macroeconomic, geopolitical (including the prevalence of de-globalization), legal, regulatory, or other developments that will impact the overall demand for, or ability to engage, independent talent. Furthermore, many businesses may be unwilling to engage independent talent for a variety of reasons, including perceived negative connotations with outsourcing work, quality of work, fraud, privacy, or data security concerns, or the rapidly evolving regulations that may impact the demand for independent contractor services more generally, including as discussed further in the risk factor titled “The regulatory landscape regarding contractor classification is rapidly changing and changes in these laws could adversely affect demand for our services and work marketplace and adversely affect our business. In addition, there may be adverse tax, legal, and other consequences if the contractor classification or employment status of talent that use our work marketplace is challenged.” Likewise, with the greater adoption of remote work and increased flexibility in employment relationships resulting from the COVID-19 pandemic, more skilled independent talent may choose traditional employment. If the market for independent talent and the services they offer does not achieve widespread adoption, or there is a reduction in demand for independent talent, including as the COVID-19 pandemic subsides or as a result of a macroeconomic downturn, it could result in decreased revenue and our business could be adversely affected.
If we are not able to develop and release new offerings and services, or develop and release successful enhancements, new features, and modifications to our existing offerings and services, our business could be adversely affected.
The market for our work marketplace is characterized by rapid technological change, frequent product and service introductions and enhancements, changing user demands, and evolving industry standards. The introduction of offerings and services embodying new technologies can quickly make existing offerings and services obsolete and unmarketable. We invest substantial resources in researching and developing new offerings and services and enhancing our work marketplace by incorporating additional features, improving functionality, modernizing our technology, and adding other improvements to meet our users’ evolving demands in our increasingly highly competitive industry. The success of any enhancements or improvements to, or new features of, our work marketplace or any new offerings and services depends on several factors, including overall demand and market acceptance consistent with the intent of such offerings or services, competitive pricing, adequate quality testing to ensure an absence of errors, defects, and disruptions on our work marketplace, integration with new and existing technologies on our work marketplace and third-party partners’ technologies, and timely completion. We cannot be sure that we will succeed, on a timely or cost-effective basis, in developing, marketing, and delivering enhancements or new features to or modernizing our work marketplace or any new offerings and services that respond to continued changes in the market for independent talent or business services. Any enhancements or new features to our work marketplace or any new offerings and services may not achieve, and in the past certain features and offerings have not achieved, market acceptance, cost-effectiveness, or the intended effect. In the past, we have experienced unintended negative effects, including reduced client spend, diminished fill rates for projects on our work marketplace, errors and disruptions on our work marketplace, and user dissatisfaction from certain modifications to our offerings, services, and features.
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
In addition, well-established internet companies, such as Google, LinkedIn, and Amazon, social media platforms, such as Meta, and businesses that operate driving, delivery, and other commoditized marketplaces, such as Uber Technologies, have entered or may decide to enter our market segment. Some of these companies have launched or may launch, or have acquired or may acquire companies or assets that offer products and services that directly compete with our work marketplace. For example, LinkedIn launched ProFinder in 2016, Open for Business in 2019, and Services Marketplaces in 2021, each of which is a service to connect LinkedIn members with one another for freelance service relationships. Many of these established internet companies and other competitors are considerably larger than we are, have considerably greater financial and other resources than we do, and could offer products and services similar to our offerings for lower fees.
We also compete with companies that utilize emerging technologies and assets, such as blockchain, artificial intelligence, augmented reality, cryptocurrency, and machine learning. These competitors may offer products and services that may, among other things, provide automated alternatives to the services that talent provide on our work marketplace, use machine learning algorithms to connect businesses with service providers more effectively than we do, or otherwise change the way that businesses engage or pay service providers or the way service providers perform work so as to make our work marketplace less attractive to users. We may face increased competition from these competitors as they mature and expand their capabilities.
Internationally, we compete against online and offline channels and products and services in most countries. Local competitors, or competitors that have invested more in international expansion, have greater brand recognition in other countries and a stronger understanding of local or regional culture and commerce. Some competitors also offer their products and services in local languages and currencies that we do not offer. As our business grows internationally and we expand and grow our services offerings, we may increasingly compete with these international companies. We also compete against locally sourced service providers and traditional, offline means of finding work and procuring services, such as staffing businesses, personal and professional networks, classified ads, and recruiters. In addition, our decision to suspend our business operations in Russia and Belarus in March 2022 may increase the risk that new competitors emerge in the region.
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
Our business involves the storage, processing, and transmission of users’ proprietary, confidential, and personal information as well as the use of third-party partners and vendors who store, process, and transmit users’ proprietary, confidential, and personal information. We also maintain and use third-party partners and vendors who process certain other proprietary and confidential information relating to our business and personal information of our personnel. Our systems, and the systems of our vendors and third-party partners, may be vulnerable to privacy or security incidents, such as computer viruses and other malicious software, physical or electronic break-ins, or vulnerabilities resulting from intentional or unintentional service provider actions, and similar disruptions that could make all or portions of our website or applications unavailable for periods of time. Any privacy or security incident, whether intentionally or unintentionally caused by us or by third parties, including government agencies, that we experience could result in: unauthorized access to, misuse of, or unauthorized acquisition of our, our personnel’s, or our users’ data; the loss, corruption, or alteration of this data; interruptions in our operations; or damage to our computers or systems or those of our users. Any of these could expose us to claims, litigation, fines, enforcement actions, other potential liability, and reputational harm. Additionally, ransomware or other malware, viruses, social engineering (including business email compromise and related wire-transfer fraud), impersonation of our company and executives on social media, and general hacking in our industry have become more prevalent and more complex. Bad actors often try to take advantage of us, our users, and our vendors and third-party partners by using social engineering and other methods to persuade their victims to make fraudulent payments, or to download viruses, ransomware, or other malware into computer systems and networks. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target, we and our vendors and third-party partners may be unable to anticipate these techniques or to implement adequate preventative measures, despite our efforts to implement and maintain a robust information security program. There may also be increased risk of privacy or security incidents as a result of the effects of the war in Ukraine and our ongoing operational decisions related to the suspension of our business in Russia and Belarus in March 2022. Data security breaches and other privacy and security incidents may also result from non-technical means, such as actions taken by employees or contractors, including talent that we engage on our work marketplace to perform services for us, and the likelihood of such incidents may increase as a result of our workforce working remotely. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident, public perception of the effectiveness of our security measures and brand could be harmed, and we could lose users and business. In addition, significant unavailability of our work marketplace due to security breaches or other privacy and security incidents could cause users to decrease their use of or cease using our work marketplace. Any of these effects could adversely impact our business.

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
Our sales efforts are primarily targeted at large enterprise and other clients and prospects with larger, longer-term independent talent needs. For example, since the fourth quarter of 2021, we have increased our efforts to acquire clients of our Upwork Enterprise offering. As a result of our increased focus on these larger clients, we face greater costs, longer sales cycles, and less predictability in completing some of our sales and in increasing spend by existing clients. In addition, due to a continuation of challenging macroeconomic trends in the fourth quarter of 2022, we experienced an increase in the average length of sales cycles, which resulted in a significant number of deals pushed from the fourth quarter of 2022 into 2023. For larger clients, use of our work marketplace may require approvals by multiple departments and executive-level personnel and require us to provide greater levels of services and client education regarding the uses, benefits, security, privacy, worker classification, payments, and compliance services offered on our work marketplace. Larger enterprises typically have longer decision-making and implementation cycles and demand more customization, greater indemnification and risk shifting, higher levels of support, a broader range of services, and greater payment flexibility. In addition, larger clients may require greater functionality and scalability that can lead to delays in sales or difficulties in growing client spend. We are often required to spend time and resources to better familiarize potential large enterprise clients with the value propositions of our work marketplace generally. Despite our efforts in familiarizing potential large enterprise clients with the benefits of our work marketplace, these potential clients may decide not to use our work marketplace if, among other reasons, they do not feel that their procurement or compliance needs are or will be met or our work marketplace is not widely accepted within the organization. In addition, sales opportunities with large clients may require us to devote greater sales and administrative support and professional services resources to individual clients, which could increase our costs, lengthen our sales cycle, and divert our own sales and professional services resources to a smaller number of larger clients. We may spend substantial time, effort, and money in our sales efforts without being successful in producing sales or growing client spend.
A significant portion of the fees we typically receive from clients is contingent on the level of spend by the client. If a client does not engage talent on our work marketplace, or uses talent for few projects or projects of low value, our revenue from the relationship may be minimal.
Because a substantial portion of the services sought by clients and offered by talent on our work marketplace is information technology services, a decline in client demand for, or talent offering, information technology services on our work marketplace could adversely affect our business.
A substantial portion of the services sought by clients and offered by talent on our work marketplace relates to information technology. If, for any reason, the market for information technology services declines, including as a result of the relaxation or lifting of restrictions intended to prevent the spread of COVID-19, a macroeconomic downturn, increased use of artificial intelligence or automation, or otherwise, if a sufficient number of qualified or desirable talent is not available on our work marketplace or willing to perform these services or businesses satisfy their needs for these services through alternative means, including through use of our competitors’ products or traditional employment relationships, or if the talent on our work marketplace are not located or able to work in specific geographic regions in which clients are seeking to engage remote talent, the growth in the number of users on our work marketplace may slow or decline and as a result our revenue and business may be adversely impacted. Geopolitical events have impacted and may continue to impact the market for information technology services on our work marketplace.
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
Additionally, new and developing privacy laws have established individual rights with respect to personal information that may lead to downstream effects on our ability to realize and quantify the value of our marketing initiatives. As more jurisdictions adopt expansive data privacy regulatory requirements, an increasing number of users and website visitors will be afforded the right to opt-out of the sharing of their personal information for purposes of specific types of online advertising. The resulting decrease of individuals to whom we and our third-party marketing and advertising vendors and partners may employ industry standard online advertising practices may lead to diminished efficacy of our marketing efforts, diminished visitor-to-user conversions, and increased costs of maintaining compliance.
Errors, defects, or disruptions in our work marketplace could diminish demand, adversely impact our financial results, and subject us to liability.
Our work marketplace enables our users to manage important aspects of their businesses, and any errors, defects, or disruptions in our work marketplace, or other performance or availability problems with our work marketplace or infrastructure could harm our brand and reputation, negatively impact our operating results, impair our ability to obtain or maintain licenses necessary to operate our business or deliver certain services, impair or jeopardize our partner relationships, or otherwise damage our business or the businesses of our users. As we expand, we will need an increasing amount of technical infrastructure and continued infrastructure modernization, including network capacity, computing power, and improvements to how we process and store data and transaction information. We may fail to effectively scale and grow our technical infrastructure to accommodate these demands, which may adversely affect our user experience. We also rely on third-party software and infrastructure, including the infrastructure of the internet, to provide our work marketplace. Any failure of or disruption to this software and infrastructure could also make our work marketplace unavailable to our users. These types of disruptions have occurred in the past and will likely occur in the future. Internet shutdowns in certain jurisdictions are becoming more frequent, including in response to civil unrest or prior to contested political elections, and any shutdown in a jurisdiction in which a significant number of our users are located will adversely affect user activity on our work marketplace throughout the duration of such shutdown.

We also may have undetected errors in our system and work marketplace, including when new updates are first introduced or released. Any errors, defects, disruptions in service, or other performance or stability problems with our work marketplace, or the inadequacy of our efforts to adequately prevent or timely detect or remedy errors or defects, could result in negative publicity, loss of or delay in market acceptance of our work marketplace, loss of competitive position, our inability to timely and accurately maintain our financial records, interference with our clients’ ability to contract for, or the ability of talent to complete, projects on our work marketplace, inaccurate or delayed invoicing of clients, delay of payment to us or talent, claims by users for losses sustained by them, or investigation and corrective action taken by regulatory agencies. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help resolve the issue. Accordingly, any errors, defects, or disruptions in our work marketplace could adversely impact our brand and reputation, revenue, and operating results.
We rely on AWS to deliver our work marketplace to our users, and any disruption of service from AWS or material change to our arrangement with AWS could adversely affect our business.
We currently host our work marketplace, serve our users, and support our operations using Amazon Web Services, which we refer to as AWS, a provider of cloud infrastructure services. We do not have control over the operations of the facilities of AWS that we use. AWS’s facilities are vulnerable to failure, damage, or interruption from a number of causes, including from earthquakes, hurricanes, floods, fires, cybersecurity attacks, terrorist attacks, power losses, telecommunications failures, and similar events, or could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism, and other misconduct. The occurrence of any of these events, a decision to close the facilities or cease or limit providing services to us without adequate notice, or other unanticipated problems could result in interruptions to our work marketplace, including lengthy interruptions. Our work marketplace’s continuing and uninterrupted performance is critical to our success and users may become dissatisfied by any system failure that interrupts our ability to provide our work marketplace to them. We may not be able to easily switch our AWS operations to another cloud or other data center provider if there are disruptions or interference with our use of AWS, and, even if we do switch our operations, other cloud and data center providers are subject to the same risks. Sustained or repeated system failures could reduce the attractiveness of our work marketplace to users, cause users to decrease their use of or cease using our work marketplace, and adversely affect our business. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our work marketplace. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service and we cannot be certain that insurance will continue to be available to us on economically reasonable terms, or at all.
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
Our ability to attract and retain users is dependent in part on the quality of our support, and any failure to offer high-quality support could adversely impact our business, operating results, and financial condition.
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
Mobile devices are increasingly used for marketplace transactions. A significant and growing portion of our users access our work marketplace through mobile devices, including through mobile applications. Our mobile applications rely on third parties maintaining open application store platforms, including the Apple App Store and Google Play, which make current and new applications or new versions of our mobile applications available for download and use on mobile devices. We cannot assure you that these platforms will maintain their current structures or terms of access, will continue to make our mobile applications or newer versions of our mobile applications available for download, or will not charge us new or additional fees or impose other new or additional requirements, including requirements that may be costly and burdensome to meet or may adversely affect user experience. Additionally, there is no guarantee that popular mobile operating systems, such as Android and iOS, will continue to support our work marketplace, that any changes to such operating systems will not degrade the functionality of or user experience on our marketplace, or that the use of mobile devices for payments or other transactions on our work marketplace will be available on commercially reasonable terms. In order to deliver high-quality mobile offerings, it is important that our offerings are designed effectively and work well with a range of mobile devices, technologies, systems, networks, and standards that we do not control, and we may not be successful in developing relationships with key participants in the mobile industry or in developing offerings that operate effectively. In the event that it is inconvenient for our users to access and use our work marketplace on their mobile devices, our competitors develop offerings and services that are perceived to operate more effectively on mobile devices, or our users choose not to access or use our work marketplace on their mobile devices or use mobile products that do not offer access to our work marketplace, our user growth, user engagement, and business could be adversely impacted.
Risks Related to Legal and Regulatory Matters
We and our users may be subject to new and existing laws and regulations, both in the United States and internationally.
We and our users are subject to a wide variety of foreign and domestic laws. Laws, regulations, and standards governing issues that may affect us, such as worker classification, employment, worker health, payments, worker confidentiality obligations and whistleblowing, intellectual property, consumer protection, taxation, privacy, and data security are often complex and subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their enforcement and application in practice may change or develop over time. Many of these laws were adopted prior to the advent of the internet, mobile, and related technologies and, as a result, do not contemplate or address the unique issues of the internet, mobile, and related technologies. The level of regulatory scrutiny on larger companies, technology companies in general, and companies engaged in dealings with independent contractors, payments, or personal information in particular, has increased significantly recently and may continue to increase. New and existing laws and regulations (or changes in interpretation of existing laws and regulations), including those concerning worker classification, independent contractors, employment, discrimination and harassment, payments, whistleblowing and worker confidentiality obligations, intellectual property, consumer protection, taxation, privacy, data security, benefits, unionizing and collective action, arbitration agreements and class action waiver provisions, unfair competition, terms of service, website accessibility, background checks (such as the Fair Credit Reporting Act, 15 U.S.C. § 1681), escheatment, and federal contracting may also be adopted, implemented, or interpreted to apply to us and other online services marketplaces or our users. Likewise, these laws affect our users, and their application, or uncertainty around their application, may affect demand for our work marketplace. Legislators and regulatory agencies have enacted, and may continue to enact, new laws, rules, and regulations that are adverse to our business or the interests of our users, or they may view matters or interpret or enforce laws and regulations differently than they have in the past or in a manner adverse to our business or the interests of our users. Such legislative or regulatory scrutiny or action may create or enhance different or conflicting obligations on us from one jurisdiction to another.
If we determine additional legal requirements apply to our business, we may expend resources to comply or obtain licenses to come into compliance with such requirements, and such efforts may be a distraction to the business or require adverse changes to the manner in which we conduct our business or our work marketplace and may themselves cause regulatory agencies to scrutinize our business, including past practices. It is also possible that certain provisions in agreements with our users or service providers, or between talent and clients, or the fees we charge, may be found to be unenforceable or not compliant with applicable law. Any failure by us to comply with applicable laws could adversely affect our business.

The regulatory landscape regarding contractor classification is rapidly changing and changes in these laws could adversely affect demand for our services and work marketplace and adversely affect our business. In addition, there may be adverse tax, legal, and other consequences if the contractor classification or employment status of talent that use our work marketplace is challenged.
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
There is significant uncertainty in the worker classification regulatory landscape and the application of worker classification laws, which are regularly subject to further regulation, amendment, or re-interpretation, and consequently there is risk to us and to users, both talent and clients, that independent contractors could be deemed to be misclassified under applicable law, including as a result of changes in our offerings or brand positioning that we may introduce. Compliance with any new legislation or regulations may be costly and difficult, or compliance in a commercially reasonable manner may not be possible. Additionally, the tests governing whether a service provider is an independent contractor or an employee are typically highly fact sensitive and vary by governing law. Laws and regulations that govern the status and misclassification of independent contractors are also subject to change as well as to divergent interpretations by various authorities, which can create uncertainty and unpredictability. For example, in California, Assembly Bill 5, which we refer to as AB 5, went into effect on January 1, 2020 and has the stated purpose of codifying the 2018 state supreme court decision in Dynamex Operations West, Inc. v. Superior Court of Los Angeles. Together, they retroactively change the standard in California for determining worker classification and are widely viewed as expanding the scope of the definition of “employee” for most purposes under California law. Since the enactment of AB 5, and subsequent amendments and challenges (including California’s Proposition 22) to the law, there is little guidance from the courts or the regulatory authorities charged with its enforcement and there remains a degree of uncertainty regarding its application. Further, the U.S. Department of Labor recently published a Notice of Proposed Rulemaking regarding the classification of workers as independent contractors or employees, which if passed could expand the scope of the definition of “employee” under federal law. Likewise, jurisdictions outside the United States, such as the United Kingdom and the European Union, which we refer to as the EU, through its work on the Platform Workers Directive and other legislative and regulatory instruments, may change their definition of “employment” to include arrangements currently viewed as independent. Even if any new rules, laws or regulations do not directly impact our business, public perception may result in confusion about the standards to be applied when making an employment determination and cause customers to explore alternative arrangements to meet their talent needs.
We have in the past been, and may in the future be, subject to administrative inquiries and audits concerning the taxation and classification of our workers and the users of our work marketplace. Certain claims may not be covered by our insurance, and we cannot be certain that any insurance coverage that we have or may obtain will extend to or be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. A misclassification determination, allegation, claim, or audit creates potential exposure for users and for us, including: reputational harm and monetary exposure arising from or relating to failure to withhold and remit taxes, unpaid wages, and wage and hour laws and requirements (such as those pertaining to minimum wage and overtime); claims for employee benefits, social security contributions, and workers’ compensation and unemployment insurance; claims of discrimination, harassment, and retaliation under civil rights laws; claims under laws pertaining to unionizing, collective bargaining, and other concerted activity; and other claims, charges, or other proceedings under laws and regulations applicable to employers and employees, including risks relating to allegations of joint employer liability. Such claims could result in monetary damages (including wage-based damages or restitution, compensatory damages, liquidated damages, and punitive damages), interest, fines, penalties, costs, fees (including attorneys’ fees), criminal and other liability, assessment, injunctive relief, or settlement. For example, particularly around the onset of the COVID-19 pandemic, these types of claims were more frequent in light of then-deteriorating macroeconomic conditions, more prone to agency error in light of overwhelmed agencies, more commonly submitted on a fraudulent basis, and more difficult to successfully oppose or appeal due to COVID-19 related delays, and such events may increase in frequency again if similar circumstances recur. These claims may also become more frequent as our brand awareness increases. Such a claim, allegation, or adverse determination, including with respect to the talent that provide services to us, or the requirement for us to indemnify a client, could also harm our brand and reputation, which could adversely impact our business. While these risks are mitigated, in part, by our contractual rights of indemnification against third-party claims, any limitations or obligations that we include in our contracts with clients to limit our exposure to claims could be determined to be unenforceable, could be costly to enforce or ineffective, or may otherwise prove inadequate.
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
Even though we currently have a limited physical presence outside of the United States, we have users of our work marketplace located in over 180 countries, including some markets where we have limited experience, where challenges can be significantly different from those we have faced in more developed markets, and where business practices may create greater internal control risks. Further, certain skills and services are offered by talent concentrated in countries with higher risks of instability and geopolitical uncertainty. For example, approximately 25% of client spend from our web, mobile, and software development category in 2021 was derived from work where either the talent or the client was located in Ukraine, Russia, or Belarus. The war in Ukraine has interfered and may continue to interfere with talent’s ability to access our work marketplace and for us to support users in such countries and the surrounding region. In particular, in response to the ongoing war in Ukraine, we decided in March 2022 to suspend business operations in Russia and Belarus, which means that users in each of those countries are prohibited from using our work marketplace for the duration of the suspension. In addition, we engage talent located in many countries to provide services for our managed services offering and to us for internal projects. As a result of our decision to suspend business operations in Russia and Belarus, we also suspended our engagements with talent in those countries that we engage on our work marketplace to perform services for us.
Because our website is generally accessible by users worldwide, we have received in the past, and may continue to receive, notices from jurisdictions claiming that we or our users are required to comply with their laws. Laws outside of the United States regulating the internet, payments, escrow, data protection, data residency, privacy, taxation, terms of service, website accessibility, consumer protection, intellectual property ownership, services intermediaries, payment intermediaries, money laundering, labor and employment, wage and hour, worker classification, worker health, background checks, and recruiting and staffing companies, among others, which could be interpreted to apply to us, are often less favorable to us than those in the United States, giving greater rights to competitors, users, and other third parties. Compliance with international laws and regulations may be more costly than expected, may require us to change our business practices or restrict or modify our offerings or obtain certain licenses, and such changes or licensure may not be possible on a reasonable timeline or at all, and the imposition of any such laws or regulations on us, our users, or third parties that we or our users utilize to provide or use our services, may adversely impact our revenue and business. In addition, we may be subject to multiple overlapping legal or regulatory regimes that impose conflicting requirements, including relating to data protection and privacy, which could lead to additional compliance costs and enhanced legal risks. Moreover, all of these risks will be exacerbated as we expand our operations internationally, including extending our physical presence and registering to do business outside the United States or investing in localization efforts.
Additional risks inherent in conducting business with an international user base, engaging talent globally, localizing our work marketplace, and expanding our operations internationally include, but are not limited to:
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
•geopolitical instability and security risks, such as armed conflict and civil or military unrest, political instability, human rights concerns, and terrorist activity in countries where we have users, such as the ongoing war in Ukraine, and retaliatory actions that governments may take in response;
•costs of localizing services and business practices, including adding the ability for clients to pay in local currencies or modifying our platform to offer our website in local languages and the related lack of acceptance of localized services or of services generally because they are not localized;
•changes to laws, regulations, or central bank rules impacting us or our partners that may make payments for services exports more costly, difficult, or impossible to process, or that may reduce the availability of tools like digital wallets and related payment services in important global markets;
•compliance with U.S. and foreign data protection and privacy laws that impose complex data handling obligations, including honoring users’ jurisdictionally-specific rights related to their personal data;
•contractual provisions that are designed to protect and mitigate against risks, including terms of service, services agreements, arbitration and class action waiver provisions, disclaimers of warranties, limitations of liabilities, releases of claims, and indemnification provisions, could be deemed unenforceable by a foreign court, arbitrator, or other decision-making body;
•economic weakness or currency-related challenges or crises;
•fluctuations in foreign currency exchange rates, including losses borne by our customers that cause them to find our work marketplace to be less desirable or to hold us responsible for such losses;
•regional or global public health crises, such as the COVID-19 pandemic;
•private, corporate or state-sponsored espionage, ransomware, or cyberterrorism; and
•organizing or similar activity by workers, local unions, works councils, or other labor organizations in the U.S. or elsewhere.
The risks described above may also make it costly or difficult for us to expand our operations internationally. Analysis of, and compliance with, foreign laws and regulations may substantially increase our cost of doing business. We may be unable to keep current with changes in laws and regulations as they develop. Although we have implemented policies and procedures designed to analyze whether these laws apply and, if applicable, support compliance with these laws and regulations, there can be no assurance that we will always maintain compliance, that our interpretations are or will remain correct, or that all of our employees, contractors, partners, users, and agents will comply. Any violations could result in enforcement actions or other proceedings, fines, civil and criminal penalties, damages, interest, costs and fees (including legal fees), injunctions, loss of intellectual property rights, or reputational harm. If we are unable to comply with these laws and regulations or manage the complexity of global operations and support an international user base successfully and in a cost-effective manner, our business, operating results, and financial condition could be adversely affected.
Changes in laws or regulations relating to privacy or the protection, collection, storage, processing, transfer, or use of personal information, or any actual or perceived failure by us to comply with such laws and regulations or our privacy policies, could adversely affect our business.
We receive, collect, store, process, transfer, and use personal information and other user data. There are numerous federal, state, local, and international laws and regulations regarding privacy, data protection, information security, and the collection, storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other data. The scope of these laws and regulations is changing, subject to differing interpretations, and may be inconsistent among states and countries, or conflict with other laws and regulations. We are also subject to the terms of our privacy policies and legal and contractual obligations to third parties related to privacy, data protection, and information security. The regulatory framework for privacy and data protection worldwide is, and is likely to remain for the foreseeable future, uncertain and complex, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that we do not anticipate or that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. In addition, public and regulatory scrutiny of and complaints about technology companies in general regarding their data handling or data protection practices has increased. Any significant change to applicable laws, regulations, or industry practices regarding the collection, use, retention, security, sharing, or disclosure of the data of our users, employees, contractors, or others, or their interpretation or enforcement, or any changes regarding the manner in which the express or implied consent of users for the collection, use, retention, sharing, or disclosure of such data must be obtained, could increase our costs and require us to modify our services and features, possibly in a material manner, which we may be unable to complete in a cost-effective manner, or at all, and may limit our ability to store and process user data or develop new services and features.
We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, automated processing, and information security that are proposed and enacted in various jurisdictions. For example, Europe’s General Data Protection Regulation, which we refer to as the GDPR, the UK General Data Protection Regulation (which implements the GDPR into UK law), and Europe’s Digital Services Act impose stringent data protection and data handling compliance requirements and provide for significant penalties for noncompliance. Additionally, there is an increased focus on automated processing and processing via artificial intelligence that may lead to increased regulatory restrictions that could have an impact on portions of our platform’s functionality. The CCPA requires, among other things, covered companies to provide certain disclosures to California consumers and affords such consumers certain rights, including the right to opt-out of certain sales of personal data. The CCPA also provides for civil penalties for violations as well as a private right of action for data breaches that may increase data breach litigation. Further, the California Privacy Rights Act, which was passed in November 2020 and became fully effective in January 2023, significantly modifies the CCPA. These modifications require us to incur additional costs and expenses in our effort to comply. Virginia, Colorado, Utah, and Connecticut have enacted similar data privacy legislation that will take effect in 2023, and several other states and countries are considering expanding or passing privacy laws in the near term. The enactment of more restrictive laws, rules, regulations, or future enforcement actions or investigations could impact us through increased costs or restrictions on our business, and noncompliance could result in regulatory penalties and significant legal liability. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our work marketplace.
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
Our subsidiary, Upwork Escrow, is licensed as an internet escrow agent under California’s Escrow Law and is subject to regulations applicable to internet escrow agents promulgated by the DFPI. Although we are a licensed internet escrow agent and we believe that our operations comply with existing U.S. federal, state, and international laws and regulatory requirements related to escrow, money transmission, and the handling or moving of money, the laws or regulations may change, interpretations of existing laws and regulations may also change, and our operations and offerings may change resulting in new or different regulatory requirements being applicable to or preferable for our business. As a result, we could be required, or choose, to become licensed as an escrow agent or a money transmitter (or other similar licensee) in other U.S. states or other jurisdictions or as a money services business under federal laws and regulations or similar licenses under the laws and regulations of other jurisdictions. It is also possible that we could become subject to regulatory enforcement or other proceedings in states or other jurisdictions with escrow, money transmission, electronic money, or other similar statutes or regulatory requirements related to the handling, storing, or moving of money, and such risk may increase if we are required or choose to pursue additional or different licenses, which could in turn have a significant impact on our business, even if we voluntarily sought the licenses or were to ultimately prevail in such proceedings. For example, we received two inquiries, each prior to 2014 and under outdated legal frameworks, from regulatory authorities inquiring whether we are engaging in payment activities; these inquiries were resolved in our favor and did not require us to obtain a license in the applicable jurisdiction. We may also be required, or choose, to become licensed as a payment institution (or obtain a similar license) under the European Payment Services Directive or other international laws and regulations or may choose to obtain such a license even if not required or in order to support new products or services. Any developments or inconsistencies in the requirements, interpretations, or applicability of the laws or regulations related to escrow, money transmission, or the handling, storing, or moving of money; material changes to the mandate, purview or regulatory approach at the DFPI; or increased scrutiny of our business may lead to additional compliance costs and administrative overhead.
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
We have voluntarily implemented an anti-money laundering compliance program designed to address the risk of our work marketplace being used to facilitate money laundering, terrorist financing, or other illegal activity. Our program may not be sufficient to prevent our work marketplace from being used to improperly move money or may be found not to satisfy the expectations of our partners or regulators. In addition, if we or a regulator determines that we are required to comply with the Bank Secrecy Act (BSA), 31 U.S.C. § 5311, or similar laws outside of the United States, we may be required to enhance or alter our anti-money laundering compliance program. We also have policies, procedures, and technology designed to allow us to comply with U.S. economic sanctions laws and prevent our work marketplace from being used to facilitate business in countries, regions, or with persons or entities included on designated lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Control, which we refer to as OFAC, and equivalent foreign authorities. Our efforts to comply with OFAC regulations may not be effective, including in preventing users from using our services within the OFAC-sanctioned countries and regions, our partners or regulators may determine they are insufficient, or we may be required to comply with new sanctions laws and regulations, which may require us to further revise or expand our compliance program. For example, as a result of the war in Ukraine, the United States, the United Kingdom, the EU, and other jurisdictions have issued broad-ranging economic sanctions. The result of such sanctions has negatively affected and may continue to affect our users and business. Additionally, any additional sanctions by the United States and the EU could include blocking sanctions targeting Russia and the enforcement of secondary sanctions against banks in China, India, or other markets that have continued to transact with Russian entities, which may disrupt our ability to transact with entities located in those countries. Given the technical limitations in developing controls to prevent, among other things, the ability of users to publish on our work marketplace false or deliberately misleading information or to develop sanctions-evasion methods, it is possible that we may inadvertently and without our knowledge provide services to individuals or entities that have been designated by OFAC or are located in a country subject to an embargo by the United States that may not be in compliance with the economic sanctions regulations administered by OFAC.
Our and other freelancing platforms and websites have been the subject of additional scrutiny and press attention relating to North Korea. A U.S. Department of State advisory issued in July 2018 stated that “there are cases where North Korean companies exploit the anonymity provided by freelancing websites to sell their IT services to unwitting buyers.” More recently, in May 2022, the U.S. Department of State, U.S. Department of Treasury, and the Federal Bureau of Investigation issued guidance on efforts by North Korean nationals to secure freelance engagements as remote IT workers by posing as non-North Korean nationals. Additionally, press reports have stated that North Korean operatives have used various social media applications and freelancing websites, including ours. Although we have controls in place to detect and prevent such OFAC violations and our systems show no transactions with persons in North Korea, nor in any other OFAC-sanctioned jurisdictions, we may face higher levels of scrutiny by users, partners, and regulators due to the publishing of this advisory and those or similar press reports.
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
Any violation by us, our users or payment partners of OFAC regulations, the FCPA, other applicable anti-corruption laws, or other anti-bribery, anti-money laundering, or sanctions laws, could result in investigations and actions by federal or state attorneys general or foreign regulators, loss of export privileges, severe criminal or civil fines and penalties or other sanctions, forfeiture of significant assets, whistleblower complaints, termination of agreements by payment partners, reputational harm, and adverse media coverage, which could have an adverse effect on our reputation, business, operating results, and prospects. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees. We could also be required to make costly and burdensome changes to our business practices or compliance programs as a result of regulatory scrutiny, voluntary changes we may make to our business strategy, or the expansion of our operations internationally, including expanding our presence outside the United States. Further, even if we maintain proper controls and remain in compliance with applicable anti-corruption, anti-money laundering, and sanctions laws or regulations, should any of our competitors not implement sufficient controls and be found to have violated such laws or regulations, user perception of online freelance marketplaces in general may decrease and our business, brand, and reputation may be adversely affected.
We may be required to comply with governmental export control laws and regulations. Our failure to comply with these laws and regulations could have an adverse effect on our business and operating results.
We may be subject to export controls and other similar regulations that prohibit the shipment or provision of certain products and services to certain countries, governments, and persons, and new export controls and similar regulations are promulgated from time to time, including the recent application of new and broad-ranging export controls enacted as a result of the war in Ukraine. While we take precautions to prevent aspects of our work marketplace from being exported in violation of export controls, including implementing internet protocol address blocking and obtaining and relying on licenses and exemptions, when applicable, we cannot guarantee that the precautions we take will prevent violations of export control and similar laws. If we are found to be in violation of U.S. or international export control laws, it could result in substantial fines and penalties for us and for the persons working for us. In addition, our users may be subject to export control laws that do not apply to us and we may not be able to determine the applicability of such export control laws, and any violations by them could harm our reputation and they could seek to hold us responsible for any monetary losses.
In addition, various countries regulate the import and export of certain encryption and other technology, which have been expanded in response to the war in Ukraine, including imposing import and export permitting and licensing requirements, and have enacted laws that could limit our ability to distribute aspects of our work marketplace or could limit our users’ ability to access our work marketplace in those countries. Changes in our work marketplace, or future changes in export and import regulations or revocation or inapplicability of our licenses may prevent our international users from utilizing our work marketplace or, in some cases, prevent the export or import of our work marketplace to certain countries, governments, or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our work marketplace by existing or potential users with international operations. Any decreased use of our work marketplace or limitation on our ability to export or sell our products would likely adversely affect our business, operating results, and financial results.
We are vulnerable to intellectual property infringement claims and challenges to our intellectual property rights brought against us by third parties.
We operate in a highly competitive industry, and there has been considerable activity in our industry to develop and enforce intellectual property rights. Intellectual property infringement claims against us or our users or third-party partners could result in monetary liability or a material disruption in the conduct of our business. We cannot be certain that aspects of our work marketplace, content, and brand names do not or will not infringe valid patents, trademarks, copyrights, or other intellectual property rights held by third parties, including our competitors. Also, we are now, have in the past been, and may in the future be, subject to legal proceedings and claims relating to the intellectual property of others, including our competitors, in the ordinary course of our business. The likelihood of intellectual property-related litigation and disputes may increase as platforms like ours gain more prominence. In addition, any use of generative artificial intelligence by users of our work marketplace may lead to additional claims of intellectual property infringement. Companies, including non-practicing entities and our competitors, have also sent us demand letters and instituted proceedings alleging that we infringe their intellectual property, seeking licensing fees, royalties and damages, and demanding that we cease certain commercial activity. We may receive such demand letters and be subject to similar proceedings in the future. Our competitors and other third parties have in the past challenged, and may in the future challenge, our registration or use of our trademarks, including “Upwork,” and other intellectual property rights, and such a challenge, even if not successful, could adversely affect our brand and business. Our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have or trademarks or other rights that pre-date and take precedence over our own. We may also be obligated to indemnify certain clients on our work marketplace or strategic partners or others in connection with such infringement claims, or to obtain licenses from third parties or modify our work marketplace or marketing strategy, and each such obligation would require us to expend additional resources and could divert the attention of management. Some of our infringement indemnification obligations related to intellectual property are contractually capped at a very high amount or not capped at all.
Any litigation or other disputes relating to allegations of intellectual property infringement could divert management attention and resources, subject us to significant legal costs and liability for damages, invalidate our proprietary rights, or force us to do one or more of the following:
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
Our success depends in large part on our proprietary technology and data. We rely on various intellectual property rights, including patents, copyrights, trademarks, and trade secrets, as well as confidentiality provisions and contractual arrangements, to protect our proprietary rights. If we do not protect and enforce our intellectual property rights successfully or cost-effectively, including if we are unable to protect our trademarks and brand, our competitive position, business and brand may suffer, which would adversely impact our operating results.
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
We rely on trade secrets as an important aspect of our intellectual property program and to cover much of our technology and know-how. We seek to protect our trade secrets and obtain rights in intellectual property developed by service providers through confidentiality and invention assignment or intellectual property ownership agreements with our employees, contractors, and other parties, as well as through implementing acceptable use policies, limiting access to our information and data through technological means, and monitoring and limiting the dissemination of our information and data outside of company-owned information systems. We cannot ensure that these agreements, or all the terms thereof, will be enforceable or compliant with applicable law, or these agreements and other measures will be effective in protecting our trade secrets and intellectual property rights. Most of our employees and all of the contractors with which we work are remote, which may make it more difficult to control use of confidential materials, increasing the risk that our source code or other confidential or trade secret information may be exposed. Any failure to protect intellectual property that we develop or our proprietary technology and data would adversely affect our business, operating results, and financial condition.
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
If we are deemed to be an investment company under the Investment Company Act of 1940, our results of operations could be harmed.
Under Sections 3(a)(1)(A) and (C) of the Investment Company Act of 1940, as amended, which we refer to as the Investment Company Act, absent an applicable exemption, a company generally will be deemed to be an “investment company” for purposes of the Investment Company Act if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities or (ii) it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding, or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of these sections of the Investment Company Act, including as a result of both the exemption set forth in Section 3(b)(1) of the Investment Company Act and the safe harbor set forth in Rule 3a-8 of the Investment Company Act. Section 3(b)(1) of the Investment Company Act provides that a company that would otherwise fit within the definition of an “investment company” under Section 3(a)(1)(C) of the Investment Company Act will not be required to register as an “investment company” if “it is primarily engaged, directly or through a wholly owned subsidiary or subsidiaries, in a business or businesses other than that of investing, reinvesting, owning, holding, or trading in securities.” We believe that we are and hold ourselves out as being engaged primarily in the operation of an online work marketplace, and our historical development, public representations of policy, the activity of our officers and directors, the nature of our present assets, the sources of our present income, and the public perception of the nature of our business all support the conclusion that we are an operating company and not an investment company. Rule 3a-8 under the Investment Company Act provides a nonexclusive safe harbor from the definition of "investment company" for certain research and development companies. We are currently a research and development company and comply with the safe harbor requirements of Rule 3a-8 under the Investment Company Act. As set forth above, we currently conduct, and intend to continue to conduct, our operations so that neither we, nor any of our subsidiaries, is required to register as an “investment company” under the Investment Company Act. If we were obligated to register as an “investment company,” we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things, limitations on capital structure, restrictions on specified investments, prohibitions on transactions with affiliates, and compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would increase our operating and compliance costs, could make it impractical for us to continue our business as contemplated, and could have a material adverse effect on our business.
Risks Related to Finance, Accounting, and Tax Matters
We have a history of net losses, anticipate increasing our operating expenses in the future, and may not achieve or sustain profitability.
We have a history of incurring net losses, and we expect to incur net losses for the foreseeable future. For the years ended December 31, 2022 and 2021, we incurred net losses of $89.9 million and $56.2 million, respectively. As of December 31, 2022, we had an accumulated deficit of $340.9 million. We have made, and expect to continue to make, significant expenditures related to the development and expansion of our business, including: investing in marketing programs and activities, such as brand promotion efforts, including those designed to reach new and existing clients; expanding our sales force; enhancing our Upwork Enterprise and other premium offerings; expanding our services and features; expanding our international user base; localizing our offerings in select locations; broadening and deepening the categories on our work marketplace; promoting client engagement of the talent that typically optimize to deliver larger projects, including through our Upwork Payroll offering; enhancing our mobile product offering; and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These and other efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. While our GSV and revenue have grown in recent years, we may not be able to sustain the same level of growth in future periods, or at all. For example, the year-over-year GSV growth rate decelerated to 16% for the year ended December 31, 2022 from 41% for 2021 as the changes to client fees as a result of the shift to our new Client Marketplace offering in April 2022 and the challenging macroeconomic conditions that we began to experience in the second half of 2022 both drove reductions in spend by some clients. Additionally, in March 2022, we made the decision to suspend our business operations in Russia and Belarus, which also resulted in a loss of client spend in the year. We may continue to experience a similar deceleration or decline in GSV or revenue growth as the impact of the COVID-19 pandemic subsides and users return more frequently to physical offices or as the current macroeconomic conditions worsen. If our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods and the trading price of our common stock could decline. As a result, we may continue to generate losses. We cannot ensure that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.
Our operating results and performance metrics may fluctuate from period to period, which makes our future results difficult to predict.
Our operating results and performance metrics have fluctuated recently, as they have in the past, and will likely continue to fluctuate in the future, particularly during the current macroeconomic uncertainty and rising interest rates and inflation. As a result, you should not rely upon our past operating results and performance metrics as indicators of future performance. You should take into account the risks, difficulties, and uncertainties frequently encountered by companies in highly competitive and rapidly evolving markets. Our operating results and performance metrics in any given period can be influenced by numerous factors, many of which are unpredictable or are outside of our control, including:
•uncertainty regarding demand for our work marketplace as the COVID-19 pandemic subsides and as the current macroeconomic uncertainty continues;
•our ability to generate significant revenue from our marketplace offerings;
•our ability to maintain and grow our community of users;
•the success of our marketing and brand positioning efforts;
•the productivity and effectiveness of our sales force;
•our ability to attract and retain talent that provide the types and quality of services sought by clients on our work marketplace;
•changes in the spending patterns of clients;
•the length and complexity of our sales cycles;
•fluctuations in gross margin and revenue, including as a result of fluctuations in the use of our managed services offering due to our recognition of the entire GSV from our managed services offering as revenue, including the amounts paid to talent;
•the impact of changing, consolidating, or terminating offerings and services, including any associated pricing changes;
•our ability to respond to competitive developments;
•ongoing uncertainty regarding U.S. and global political conditions;
•our ability to introduce new offerings and services or enhance existing offerings;
•changes to our pricing model and fee structure, including any resulting changes to our revenue recognition practices;
•the number of users circumventing our work marketplace and our fees;

•fluctuations in transaction losses;
•the disbursement methods chosen by talent and changes in the mix of disbursement methods offered;
•fluctuations in the prices that talent charge clients on our work marketplace;
•ransomware, data security, or privacy breaches or incidents and associated remediation costs and reputational harm;
•increases in, and timing of, operating expenses that we may incur to grow and expand our operations and to remain competitive;
•seasonality in the labor market and spending patterns by clients, as the COVID-19 pandemic subsides and the resulting relaxation or lifting of restrictions intended to prevent the spread of COVID-19, as well as the number of business days and the number of Sundays (i.e., the day we have the contractual right to bill and recognize revenue for the majority of our talent service fees each week) in any given period, as well as local, national, or international holidays;
•revenue recognition fluctuations for arrangements subject to our tiered pricing model for talent service fees;
•litigation, regulatory investigations or enforcement actions, and adverse judgments, settlements, or other litigation-related costs;
•operating lease expenses, other real estate expenses, and any impairment charges on our operating lease asset and related leasehold improvements being recognized as a general and administrative expense due to a reduction to our office space and our potential sublease of such office space at a rental rate that is less than our rent expense for such office space, or any termination fees we may incur as a result of our termination of the operating lease for such office space;
•the impact of sales, use, and other tax laws and regulations in jurisdictions in which we have users;
•changes in the mix of products and services that our enterprise clients or other users demand;
•fluctuations in the mix of payment provider costs and the revenue generated from payment providers;
•potential costs to attract, onboard, retain, and motivate qualified personnel to perform services for us;
•changes in the law, application of the law (including as a result of changes in our services or offerings), or interpretation of law, or in the statutory, legislative, or regulatory environment;
•costs related to the acquisition of businesses, personnel, technologies, or intellectual property;
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
•changes to financial accounting standards and the interpretation of those standards that may affect the way we recognize and report our financial results;
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
The impact of one or more of the foregoing and other factors may cause our operating results and performance metrics to vary significantly. As such, we believe that period-to-period comparisons of our operating results and performance metrics may not be meaningful and should not be relied upon as an indication of future performance. For example, future period-over-period growth rates of revenue and key performance metrics such as GSV and active clients, when compared against the quarterly and full year results of 2022, may fail to meet the expectations of investors or securities analysts given the accelerated growth experienced during such periods due to the COVID-19 pandemic and the resulting increased adoption of remote work and reduced seasonality experienced during such periods. If we fail to meet or exceed the expectations of investors or securities analysts, the trading price of our common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.
We track certain performance metrics with internal tools and do not independently verify such metrics. Certain of our performance metrics may not accurately reflect certain details of our business, are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
We track certain performance metrics, including active clients and GSV per active client, both of which we began reporting in the third quarter of 2021, as well as GSV and marketplace take rate with internal tools, which are not independently verified by any third-party. Our internal tools have a number of limitations and our methodologies for tracking these metrics may change over time, which could result in inaccurate or unexpected changes to our metrics, including the metrics we report. If the internal tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. Our performance metrics are also impacted by illegal or improper activity on our work marketplace, including fraud, spam, fake accounts, and other activity that violates our terms of service and service agreements. For example, for the year ended December 31, 2022, provision for transaction losses increased, as compared to 2021, primarily due to increased instances of fraud, higher chargeback losses, and bad debt losses related to Upwork Enterprise clients. These levels of fraud could continue or increase, and there is no assurance that any measures we put in place that are designed to reduce fraud on our work marketplace will be effective. In addition, notwithstanding efforts to identify fake accounts and fraudulent activity on our work marketplace and exclude these users and activity from the calculation of our performance metrics, we are unable to identify and remove all such accounts and activity from being reflected in the performance metrics that we report. Accordingly, our performance metrics may not accurately reflect activity on and the performance of our work marketplace. In addition, limitations or errors with respect to how we measure data, or the accuracy of the data that we measure, may affect our understanding of certain details of our business, which could affect our longer-term strategies and our ability to respond to business trends that may negatively impact our performance. If our performance metrics are not accurate representations of our business, user base, or traffic levels; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, our reputation may be harmed, we may be subject to legal or regulatory actions, and our operating and financial results could be adversely affected. In addition, from time to time we may change the performance metrics that we track, including metrics that we report, and any new performance metrics will also be subject to the foregoing limitations and risks.
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
As we expand our international footprint and make more services available to our users internationally, we will become more exposed to the effects of fluctuations in currency exchange rates. Although we expect an increasing number of sales contracts to be denominated in currencies other than the U.S. dollar in the future, all of our sales contracts are and have historically been denominated in U.S. dollars. However, we offer clients the option to settle invoices denominated in U.S. dollars in the local currencies of several non-U.S. countries, and therefore, a portion of our revenue is subject to foreign currency risk. While we currently use derivative instruments to hedge certain exposures to fluctuations in foreign currency exchange rates, the use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, geopolitical or macroeconomic events may also cause volatility in currency exchange rates between the U.S. dollar and other currencies, such as the Euro. For example, the risk of a U.S. political crisis leading to a default on U.S. sovereign debt may cause large-scale fluctuations in the value of the U.S. dollar that could make hedging instruments more expensive or less available and could make U.S. dollar-denominated contracts less desirable for clients or freelancers located outside the United States. Additionally, a strengthening of the U.S. dollar, as we experienced in 2022, could increase the real cost of transacting on our work marketplace to clients located outside of the United States and could result in a loss of such clients or a portion of their spend, which could adversely affect our business, operating results, financial condition, and cash flows.
The applicability of sales, use, and other tax laws or regulations on our business could subject us or our users to additional tax liability and related interest and penalties, and adversely impact our business.
The application of indirect taxes, such as sales and use tax, value-added tax, goods and services tax, business tax, gross receipt tax, and digital services tax, and the tax information reporting obligations to our businesses are complex and evolving. Significant judgment is required to evaluate applicable tax obligations, and, as a result, amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business. For example, a number of U.S. states and other jurisdictions have enacted taxes and tax collection obligations on marketplace facilitators, requiring online marketplaces to collect and remit taxes for first- and third-party sales on their websites. A successful assertion that we should be collecting taxes or remitting taxes directly to states or other jurisdictions beyond those that we already collect or remit could result in substantial tax liabilities for past transactions and additional administrative expenses, and could cause us to accrue additional estimates of taxes due, including interest and penalties. Moreover, many countries in the EU, as well as the United Kingdom, India, and a number of other countries and organizations, such as the Organisation for Economic Co-operation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations. The impact and burden of these regulations and proposed regulations on our business and the businesses of our users is uncertain and may have a negative impact on our business.
Starting on January 1, 2023, all businesses that process payments are required to issue a Form 1099-K for all talent who receive $600 or more in payments, a significant decrease from the previous reporting threshold of $20,000 and 200 transactions. The Form 1099-Ks for the new thresholds will be issued in January 2024. There is a risk of similar laws being enacted by other jurisdictions in the future. Tax collection responsibility and the additional costs associated with complex indirect tax collection, remittance and audit requirements, in addition to reporting requirements, could create additional tax exposure for us and additional burdens for users on our websites and mobile platforms.
We may also be subject to additional tax liabilities and related interest and penalties due to: changes in federal, state, and international tax laws, statutes, rules, regulations, or ordinances; changes in taxing jurisdictions and administrative interpretations, decisions, policies, and applications; results of tax examinations, settlements, or judicial decisions; changes in accounting principles; changes to our business operations; and changes in tax positions taken in prior periods. Such changes could adversely impact us or our users (possibly with retroactive effect), which could require us or our users to pay additional tax amounts on prior sales and going forward, as well as require us or our users to pay fines, penalties, and interest for past amounts. For example, if we are treated as an agent for users on our work marketplace under U.S. state tax law, we may be primarily responsible for collecting and remitting sales taxes directly to certain states. It is possible that one or more states could seek to impose sales, use, or other tax collection obligations on us with regard to transactions on our platform. These taxes may be applicable to past sales. A successful assertion by a taxing authority that we should be collecting additional sales, use, or other taxes or remitting such taxes directly to states could result in substantial tax liabilities for past sales and additional administrative expenses, which could negatively impact our business.
Any changes to our business operations, including international expansions, internal reorganizations, and transfer pricing could impact our tax liabilities. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to the intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions or specific affiliates. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties.
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
As of December 31, 2022, we had net operating loss, which we refer to as NOL, carryforwards for U.S. federal income tax purposes and California state income tax purposes of $341.4 million and $95.0 million, respectively, available to offset future taxable income. The federal NOLs generated in the years ended December 31, 2004 through 2017 will begin to expire in 2024. The California state NOL carryforward amounts will begin to expire in 2028. Realization of these NOL carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our operating results.
In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change NOL carryforwards to offset future taxable income. We may have undergone ownership changes in the past, which could result in limitations on our ability to utilize our NOLs, or future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future U.S. federal and state taxable income. For these reasons, we may not be able to utilize some portion of our NOLs even if we attain profitability, which could potentially result in increased future tax liability to us.
In addition, the Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, limits the utilization of NOLs arising in taxable years beginning after December 31, 2017 to 80% of taxable income in any taxable year beginning after December 31, 2020. NOLs arising in taxable years beginning after December 31, 2017 can be carried forward indefinitely with no carryback allowed. As we maintain a full valuation allowance against our U.S. federal and state NOLs, these charges did not impact our consolidated balance sheet as of December 31, 2022. However, in future years, at the time a deferred tax asset is recognized related to our NOLs, the charges in the carryforward/carryback periods as well as new limitations on use of NOLs may significantly impact our valuation allowance assessments.
We may require additional capital to fund our business and support our growth, including in connection with any future acquisitions or strategic investments, and any inability to generate or obtain such capital may adversely affect our operating results and financial condition.
In order to support our growth and respond to business challenges, such as developing new features or enhancements to our work marketplace, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business, and we intend to continue to make such investments. In addition, we may, from time to time, seek to acquire or strategically invest in other complementary products, technologies, or businesses or repurchase outstanding shares of our common stock or our 0.25% Convertible Senior Notes due August 15, 2026, which we refer to as the Notes. We may need to engage in equity or debt financings to obtain the funds required for these investments, acquisitions, and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to those of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve additional restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions and strategic investments. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.
Risks Related to Ownership of Our Common Stock
The stock price of our common stock has been and may continue to be volatile, and you could lose all or part of your investment.
The market price of our common stock has been and may continue to be volatile, particularly as a result of broader stock market fluctuations and in light of the current macroeconomic uncertainty. The market price of our common stock may fluctuate significantly in response to numerous factors, including:
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
•negative publicity related to the real or perceived trustworthiness, quality, or security of our work marketplace;
•the failure to timely launch new offerings and services that gain market acceptance;
•recruitment or departure of key personnel;
•rising interest rates and inflation;
•failure of securities analysts to initiate or maintain coverage of us, inaccurate or unfavorable research by analysts, or changes in financial estimates by any securities analysts who follow our company;
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
•repurchases by us of any of our outstanding shares of common stock or the Notes, on unfavorable terms or at all;
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
•political changes or events, such as the ongoing U.S. and global political and international relations environment; and

•other events or factors, including those resulting from war, incidents of terrorism, or responses to these events, including our decision to suspend business operations in Russia and Belarus and the ongoing war in Ukraine.
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.
Sales of substantial amounts of our common stock in the public markets, particularly sales by our directors, executive officers, and significant stockholders, or the perception that these sales could occur, could cause the market price of our common stock to decline and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, particularly sales by our directors, executive officers, and significant stockholders. The perception that these sales might occur may also cause the market price of our common stock to decline. All shares of our common stock are freely tradable, generally without restrictions or further registration under the Securities Act of 1933, as amended, which we refer to as the Securities Act, subject to certain exceptions for shares held by our “affiliates” as defined in Rule 144 under the Securities Act. In addition, the shares issued upon exercise of outstanding stock options or settlement of outstanding restricted stock units will be available for immediate resale in the United States on the open market.
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
In August 2021, we issued the Notes, which have an aggregate principal amount of $575.0 million. The Notes are senior, unsecured obligations and bear interest at a rate of 0.25% per year. The Notes will mature on August 15, 2026, unless earlier redeemed, repurchased, or converted in accordance with the terms of the Notes. As of December 31, 2022, we had $575.0 million of indebtedness. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our stockholders and our business, results of operations and financial condition by, among other things:
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
In connection with the Notes, we entered into privately negotiated capped call transactions, which we refer to as the Capped Calls, with various financial institutions, which we refer to as the option counterparties. The Capped Calls are expected generally to reduce the potential dilution to our common stock upon any conversion of the Notes and/

or offset any potential cash payments we are required to make in excess of the principal amount upon conversion of any Notes, with such reduction and/or offset subject to a cap.
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
Our business depends on the overall demand for labor and on the economic health of current and prospective clients that use our work marketplace. Any significant weakening of the economy in the United States or Europe or of the global economy, as is currently anticipated or otherwise, including the continued rise in inflation, hiring freezes, layoffs, more limited availability of credit, a reduction in business confidence and activity, decreased government or business spending, economic and political uncertainty, financial turmoil affecting the banking system or financial markets, trade wars, sanctions, higher tariffs, a more limited market for independent professional service providers or information technology services, shifts away from remote work, and other adverse economic or market conditions may adversely impact our business and operating results. In addition, small- and medium-sized businesses were disproportionately impacted by the macroeconomic downturn caused by the COVID-19 pandemic, some of which reduced their spend on our work marketplace. These adverse conditions resulted, and may again result, in reductions in revenue, increased operating expenses, longer sales cycles, and increased competition. There is also risk that when overall global economic conditions are positive, our business could be negatively impacted by a decreased demand for talent as businesses utilize more full-time employees relative to their use of independent contractors. We cannot predict the timing, strength, or duration of any economic slowdown, or any subsequent recovery generally. If the conditions in the general economy continue to deteriorate, as a result of the war in Ukraine, the COVID-19 pandemic, or otherwise, our business, financial condition, and operating results could be adversely affected.
We may be adversely affected by natural disasters and other catastrophic events, including the ongoing COVID-19 pandemic, man-made problems such as warfare or terrorism, or failures of technology that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
A significant natural disaster, such as an earthquake, blizzard, hurricane, fire, flood, or other catastrophic event, such as a power loss or telecommunications failure, or other technological failure resulting in the permanent destruction of data, could have a material adverse impact on our business, financial condition, and operating results. In the event of natural disaster or other catastrophic event, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our work marketplace, lengthy interruptions in service, security breaches, and loss of critical data, all of which could have an adverse effect on our operating results. Certain of our departments are situated primarily in one geographical area and any natural disaster or catastrophic event to such area or the surrounding communities where our employees live may impact productivity or revenue generating activities by employees based in that office. Our corporate headquarters and many key personnel are located in the San Francisco Bay Area, a region known for seismic activity and catastrophic fires. In addition, natural disasters and other catastrophic events could affect our partners’ ability to perform services for users on a timely basis. In the event any such partners’ information technology systems or service abilities are hindered by any of the events discussed above, our ability to provide our work marketplace and other services may be impaired, resulting in missing financial targets for a particular quarter or year, or longer period. Further, if a natural disaster or other catastrophic event occurs in a region from which we derive a significant portion of our revenue, users in that region may delay or forego use of our work marketplace or other services, which may adversely impact our operating results. In addition, acts of terrorism, civil disorder, public health pandemics (including the COVID-19 pandemic), or military conflict (including the war in Ukraine) have caused and could again cause disruptions in our business or the business and activity of our partners, users, or the economy as a whole. These disruptions may be more severe than in the case of natural disasters. All of the aforementioned risks may be exacerbated if our or our partners’ business continuity and disaster recovery plans prove to be inadequate. To the extent that any of the above results in delays or reductions in platform availability, activities or other services, our business, financial condition, and operating results would be adversely affected.
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
Holders of Record
As of January 31, 2023, there were approximately 700 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these record holders.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Upwork Inc. under the Securities Act or the Exchange Act.
The following graph shows a comparison from October 3, 2018 (the date our common stock commenced trading on The Nasdaq Global Select Market), through December 31, 2022, of the cumulative total returns for our common stock, the NASDAQ Composite Index and the NASDAQ 100 Technology Index, respectively. The graph assumes $100 was invested at the market close on October 3, 2018 in the common stock of Upwork Inc. Such returns are based on historical results and are not intended to suggest future performance. The NASDAQ Composite Index and the NASDAQ 100 Technology Index assume reinvestment of any dividends.

Comparison of Cumulative Total Return of Upwork Inc.
$300
$250
$200
$150
$100
$50
$0
10/03/18
12/31/18
03/29/19
06/28/19
09/30/19
12/31/19
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
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
Overview
Business
Independent talent is an increasingly sought-after, critical, and expanding segment of the global workforce. We operate the world’s largest work marketplace that connects businesses with independent talent from across the globe, as measured by GSV. GSV represents the total amount that clients spend on both our marketplace offerings and our managed services offering as well as additional fees we charge to talent for other services. Talent includes independent professionals and agencies of varying sizes. The clients on our work marketplace range in size, including small businesses to Fortune 100 companies. With users in over 180 countries, our work marketplace enabled $4.1 billion of GSV for the year ended December 31, 2022. For purposes of determining countries where we enable GSV, we include both the countries in which the clients that paid for the applicable services are located, as well as the countries in which talent that provided those services are located.
As a global work marketplace that connects talent and clients regardless of their location, our GSV originates from around the world. Of the $4.1 billion of GSV enabled on our work marketplace in 2022, approximately 26% was generated from U.S. talent, which was our largest talent geography in each of 2022, 2021, and 2020, as measured by GSV, while talent in India and the Philippines remained our next largest talent geographies in all three years. Of the $3.5 billion and $2.5 billion of GSV enabled on our work marketplace in 2021 and 2020, respectively, approximately 25% was generated from talent in the United States in each year.
Approximately 68% of our GSV in 2022 was generated from U.S. clients, compared to approximately 66% and 67% of GSV in 2021 and 2020, respectively, with clients in no other country representing more than 10% of our GSV in any such year.
In April 2022, we combined our Upwork Basic and Upwork Plus client offerings into our new Client Marketplace offering, which simplifies our pricing model for clients of those offerings. This model makes available the most popular features of the legacy Upwork Plus offering, while eliminating the monthly client subscription fees and moving to a client marketplace fee of 5% on each transaction—or 3% if paid via ACH for eligible clients.
We generate revenue from both talent and clients. Revenue is primarily generated from talent service fees, and to a lesser extent, client marketplace fees. We also generate revenue from fees for premium offerings, including our Upwork Enterprise offering, as well as talent memberships, purchases of Connects, and other services, such as foreign currency exchange when clients choose to pay in currencies other than the U.S. dollar, and our Upwork Payroll offering. In addition, we provide a managed services offering where we engage talent to complete projects, directly invoice the client, and assume responsibility for work performed.
Financial Highlights for 2022
Our work marketplace enabled $4.1 billion of GSV in 2022, representing a year-over-year increase of 16%. We also experienced increases in user acquisition and the number of active clients, which drove marketplace revenue. In an effort to continue to acquire large enterprise and other clients, in 2022, we continued our investments in marketing to drive brand awareness, however our year-over-year growth rates were impacted by a number of factors. In April 2022, we combined our Upwork Basic and Upwork Plus client offerings into our new Client Marketplace offering. The resulting pricing change drove greater revenue and resulted in a higher marketplace take rate, but also drove a reduction in spend by some clients. Additionally, our year-over-year growth rates were impacted by the lapping of prior periods during which we experienced accelerated growth, driven by an acceleration in the shift toward remote work, due in part to the COVID-19 pandemic; challenging macroeconomic conditions that we began to experience in the second half of 2022; and our decision in March 2022 to suspend our business operations in Russia and Belarus. For the year ended December 31, 2022, marketplace revenue increased by $104.3 million, or 23%, compared to 2021. Additionally, we increased our investment in brand marketing, research and development to enhance platform functionality and infrastructure, and, to a lesser extent, sales, by expanding our sales team. We generated a net loss of $89.9 million in 2022 compared to a net loss of $56.2 million in 2021. Our adjusted EBITDA loss was $4.0 million in 2022, as compared to adjusted EBITDA income of $19.1 million in 2021. Adjusted EBITDA is a financial measure that is not prepared in accordance with, and is not an alternative to, financial measures prepared in accordance with U.S. GAAP. See “—Non-GAAP Financial Measures” below for the definition of adjusted EBITDA, information regarding our use of adjusted EBITDA, and a reconciliation of net loss to adjusted EBITDA.
Key Financial and Operational Metrics
We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.
Our key metrics were as follows as of or for the periods presented:

	As of or for the Year Ended December 31,
(In thousands, except GSV per active client and percentages )	2022	% Change	2021	% Change	2020	% Change
GSV	$4,104,891	16%	$3,546,774	41%	$2,523,649	21%
Marketplace revenue	$566,623	23%	$462,340	37%	$338,152	26%
Marketplace take rate	14.0%	0.8%	13.2%	(0.4)%	13.6%	0.5%
Net loss	$(89,885)	(60)%	$(56,240)	(146)%	$(22,867)	(37)%
Adjusted EBITDA(1)	$(4,029)	(121)%	$19,127	36%	$14,022	89%
Active clients	814	6%	771	22%	633	17%
GSV per active client	$5,045	10%	$4,599	15%	$3,989	3%
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
Gross Services Volume (GSV)
GSV includes both client spend and additional fees charged for other services. Client spend, which we define as the total amount that clients spend on both our marketplace offerings and our managed services offering, is the primary component of GSV. GSV also includes fees charged to users, such as for transacting payments through our work marketplace, user memberships, and purchases of Connects, and foreign currency exchange.
GSV is an important metric because it represents the amount of business transacted through our work marketplace. Our marketplace revenue is primarily generated from the service fees paid by talent as a percentage of the total amount talent charges clients for services accessed through our work marketplace. Therefore, marketplace revenue is correlated to GSV, and we believe that our marketplace revenue will grow as GSV grows, although they could grow at different rates. For a discussion of how we measure and evaluate the correlation between marketplace revenue and GSV, see “—Marketplace Take Rate” below. Growth in the number of active clients and GSV per active client are the primary drivers of GSV, and we expect the trends discussed in “—Active Clients and GSV per Active Client,” below, to affect the rate at which GSV grows. We derive a substantial portion of our GSV and revenue from small- and medium-sized businesses. During 2022, in an effort to continue to acquire large enterprise and other clients, we continued our investments in marketing to drive brand awareness. Our work marketplace enabled $4.1 billion of GSV in 2022, representing a year-over-year increase of 16% primarily due to increased spend from existing clients. However, the year-over-year GSV growth rate decelerated to 16% for the year ended December 31, 2022 from 41% for 2021 as the changes to client fees as a result of the shift to our new Client Marketplace offering in April 2022 and the challenging macroeconomic conditions that we began to experience in the second half of 2022 both drove reductions in spend by some clients. Additionally, in March 2022, we made the decision to suspend our business operations in Russia and Belarus, which also resulted in a loss of client spend in the year. We expect our GSV to fluctuate between periods due to a number of factors, including changing macroeconomic conditions; the number of Sundays (i.e., the day we have the contractual right to bill and recognize revenue for the majority of our talent service fees each week) in any given period; and the volume of projects that are posted by clients on our work marketplace, the characteristics of those projects, such as size, duration, and pricing, and the availability and qualifications of talent to complete those projects.
Marketplace Revenue
Marketplace revenue, which represents the majority of our revenue, consists of revenue derived from our marketplace offerings. Marketplace offerings consist of all offerings other than our managed services offering, including our former Upwork Basic and Upwork Plus offerings and our current Client Marketplace and Enterprise offerings. In April 2022, we combined our Upwork Basic and Upwork Plus client offerings into our new Client Marketplace offering, which simplifies our pricing model for clients of those offerings. This model makes available the most popular features of the legacy Upwork Plus offering, while eliminating the monthly client subscription fees and moving to a client marketplace fee of 5% on each transaction—or 3% if paid via ACH for eligible clients. We generate marketplace revenue from both talent and clients. Marketplace revenue is primarily generated from talent service fees, and to a lesser extent, client marketplace fees (and prior to the launch of our Client Marketplace offering, payment processing and administration fees). Additionally, marketplace revenue includes revenue from our Upwork Enterprise offering, which we refer to as Enterprise Revenue, including all client fees, subscriptions, and talent service fees. We also generate marketplace revenue from fees for premium offerings, including talent memberships, purchases of Connects, and other services, such as foreign currency exchange when clients choose to pay in currencies other than the U.S. dollar, and our Upwork Payroll offering.
Marketplace revenue is the primary driver of our business, and we believe it provides comparability to other online marketplaces. The growth rate of marketplace revenue fluctuates in relation to the growth rate of GSV. Therefore, marketplace revenue is correlated to GSV, and we believe that our marketplace revenue will grow as GSV grows, although they could grow at different rates. In 2022, we continued evolving our offerings, products, and marketing to better address large enterprise and other clients. Marketplace revenue was also driven by the changes to client fees as a result of the shift to our new Client Marketplace offering in April 2022, which resulted in increases in client marketplace fees (previously referred to as client payment processing and administrative fees) of 73%, as compared to 2021. We expect our marketplace revenue growth rates to continue to vary from period to period due to a variety of other factors such as changing macroeconomic conditions; the number of Sundays (i.e., the day we have the contractual right to bill and recognize revenue for the majority of our talent service fees each week) in any given period; the lapping of significant launches of new products, pricing changes, and other monetization efforts; the number of active clients and their spend on our work marketplace; and the ability of the recent and continued investment in our enterprise sales team to accelerate the acquisition of, and achieve increased spend from, Upwork Enterprise clients, and the timing of those results.
Marketplace Take Rate
Marketplace take rate measures the correlation between marketplace revenue and marketplace GSV and is calculated by dividing marketplace revenue by marketplace GSV. Marketplace take rate is an important metric because it is the key indicator of how well we monetize spend on our work marketplace from our marketplace offerings. More higher value relationships and higher spend per client results in a larger percentage of business activity on our work marketplace being priced at the lower rates of our tiered service fee structure. During the year ended December 31, 2022, our marketplace take rate increased to 14.0%, as compared to 13.2% during the year ended December 31, 2021. This trend was primarily a result of client fee changes related to the shift to our new Client Marketplace offering, partially offset by existing clients maturing into higher value clients and continuing to increase their spend with particular talent, which resulted in a higher mix of talent at the lower rates of our tiered service fee structure. We intend to continue our efforts to better address large enterprise and other clients through our Upwork Enterprise and other premium offerings. These offerings have take rates that are higher than the rest of our business, which partially offsets the trend of lower rates as relationships and clients mature into higher value clients with increased spend. Additionally, we are working on a number of initiatives that could also have a positive impact on marketplace take rate, and we will continue to introduce new or modify existing offerings or other services and features. As a result of these efforts, over the course of 2023, we expect marketplace take rate to continue to increase. However, we also generally expect our marketplace take rate to vary from period to period as marketplace revenue and GSV vary as a result of a variety of factors, such as the number of Sundays (i.e., the day we have the contractual right to bill and recognize revenue for the majority of our talent service fees each week) in any given period; pricing changes; changing macroeconomic conditions; the ability of the recent and continued investment in our enterprise sales team to accelerate the acquisition of, and achieve increased spend from, our Upwork Enterprise clients and the timing of those results; and ongoing efforts to improve processes on our work marketplace, including project proposals and purchases of Connects, among others.

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
In 2022, we continued our investments in marketing to acquire large enterprise and other clients and drive brand awareness. As a result, the number of active clients increased 6% as of December 31, 2022 compared to December 31, 2021. We believe that the decline in the year-over-year growth rate of active clients is in large part due to the lapping of prior periods during which we experienced an acceleration of active client growth, driven by an acceleration in the shift toward remote work, due in part to the COVID-19 pandemic. Additionally, we began to experience challenging macroeconomic conditions in the second half of 2022, which impacted our ability to acquire new clients and retain existing clients. We have seen continued growth of GSV per active client as an increasing number of clients continue to mature into higher-value clients and expand their spend on our work marketplace. Our GSV per active client increased 10% as of December 31, 2022 compared to December 31, 2021. We continue to see businesses of all sizes use our work marketplace in a recurring way for larger, more complex projects, and we expect the number of active clients and GSV per active client to increase over time, but these metrics could vary quarter by quarter depending, in part, on macroeconomic conditions and other factors identified in the section titled “Risk Factors” included elsewhere in this Annual Report.
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
Cohort Analysis
Client Spend by Annual Client Cohort
Our growth has been driven, in significant part, by retaining client spend from existing clients as we grow our client base. As illustrated in the chart below, we have been able to retain client spend over long periods of time with clients in historical cohorts continuing to spend meaningfully on our work marketplace. A client belongs to an annual cohort based on the date of first spend activity with talent. For example, the 2022 cohort includes all clients that had their first spend activity with talent between January 1, 2022 and December 31, 2022. For the years ended December 31,

2022, 2021, and 2020, client spend from new client cohorts was $507.6 million, $537.9 million, and $407.9 million, respectively.
Components of Our Results of Operations
Revenue
Marketplace Revenue. Marketplace revenue, which represents the majority of our revenue, consists of revenue derived from our marketplace offerings. Marketplace offerings consist of all offerings other than our managed services offering, including our former Upwork Basic and Upwork Plus offerings and our current Client Marketplace and Enterprise offerings. We generate marketplace revenue from both talent and clients. Marketplace revenue is primarily generated from talent service fees, and to a lesser extent, client marketplace fees (and prior to the launch of our Client Marketplace offering, payment processing and administration fees).
For talent working with clients on our former Upwork Basic and Upwork Plus offerings and our current Client Marketplace offering, we have a tiered talent service fee schedule based on cumulative lifetime billings by talent to each client. Talent typically pays us 20% of the first $500, 10% for the next $9,500, and then 5% for any amount over $10,000 they bill to each client through our work marketplace. We recognize revenue on Sundays of each week for the majority of our tiered talent service fees as that is the day we have the contractual right to bill talent for the service fees. To a lesser extent, we also generate revenue from talent through membership fees, purchases of Connects, and withdrawal and other fees.
In addition, we generate marketplace revenue from clients of our Client Marketplace offering. In April 2022, we combined our Upwork Basic and Upwork Plus client offerings into our new Client Marketplace offering, which simplifies our pricing model for clients of those offerings. This model makes available the most popular features of the legacy Upwork Plus offering, while eliminating the monthly client subscription fees and moving to a client marketplace fee of 5% on each transaction—or 3% if paid via ACH for eligible clients. To a lesser extent, we also generate revenue from clients through foreign currency exchange fees when clients choose to pay in currencies other than the U.S. dollar.
Our Upwork Enterprise offering, which is designed primarily for larger clients with at least 250 employees, includes access to additional product features, premium access to top talent, professional services, custom reporting, and flexible payment terms. For our Upwork Enterprise offering, we charge clients a monthly or annual subscription fee and a service fee calculated as a percentage of the client’s spend on talent services, in addition to a 10% service fee paid by talent. Additionally, Upwork Enterprise clients can also subscribe to a compliance offering that includes worker classification services for an additional fee and may also choose to use our work marketplace to engage talent that were not originally sourced through our work marketplace for a lower fee percentage.
One of our premium offerings, Upwork Payroll, is available to clients when talent are classified as employees for engagements on our work marketplace. The client enters into an Upwork Payroll agreement with us, and we separately contract with unrelated third-party staffing providers that provide employment services to such clients.
In 2022, we continued evolving our offerings, products, and marketing to better address large enterprise and other clients. We intend to continue to focus on these efforts to attract new clients, as well as talent that meet the criteria sought by such clients.
Managed Services Revenue. Through our managed services offering, we are responsible for providing services and engaging talent directly or as employees of third-party staffing providers to perform services for clients on our behalf. The talent providing services in connection with our managed services include independent talent and agencies of varying sizes. Under U.S. GAAP, we are deemed to be the principal in these managed services arrangements and therefore recognize the entire GSV of managed services projects as managed services revenue, as compared to recognizing only the percentage of the client spend that we receive, as we do with our marketplace offerings. Managed services revenue grew at a faster rate than our marketplace revenue in 2022 due to increased spend from existing clients on our managed services offering.
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
Operating Expenses
Research and Development. Research and development expense primarily consists of personnel-related costs. Research and development costs are expensed as incurred, except to the extent that such costs are associated with internal-use software and platform development that qualifies for capitalization. In 2022, we made significant investments to enhance platform functionality and infrastructure, build new product features, and increase the size of our research and development workforce, and we believe continued investments in research and development are important to attain our strategic objectives. As a result, we expect research and development expense to increase in absolute dollars in future periods, although this expense, expressed as a percentage of total revenue, may vary from period to period.
Sales and Marketing. Sales and marketing expense consists primarily of expenses related to advertising and marketing activities, as well as personnel-related costs, including sales commissions, which we expense as they are incurred. In 2022, we continued evolving our offerings, products, brand positioning, and marketing to better address large enterprise and other clients, and we made significant investments in marketing to acquire new clients and drive brand awareness. Additionally, in the fourth quarter of 2021, we began increasing our investment in sales by expanding our sales team, which continued throughout 2022. We expect to reduce our investments in sales, including slowing our Enterprise sales hiring pace, and marketing in 2023, as compared to 2022, as we become more strategic and efficient around prioritizing investments that will yield better returns. We expect this expense to increase in absolute dollars in future periods, although this expense expressed as a percentage of total revenue may vary from period to period.
General and Administrative. General and administrative expense consists primarily of personnel-related costs for our executive, finance, legal, human resources, and operations functions; outside consulting, legal, and accounting services; impairment expense; and insurance.
We expect to continue to incur additional general and administrative expenses, including increased stock-based compensation expense related to executive compensation arrangements, legal and accounting costs, insurance premiums, and compliance costs. Additionally, in 2020 we shifted to a flexible work model for our workforce and are evaluating our current need for office space. As a result, we may determine to either close or sublease certain of our offices, either of which could result in further impairment charges being recognized in general and administrative expense. As a result, we expect general and administrative expense to increase in absolute dollars in future periods, although this expense, expressed as a percentage of total revenue, may vary from period to period.
Provision for Transaction Losses. Provision for transaction losses consists primarily of losses resulting from fraud and bad debt expense associated with our trade and client receivables balance and transaction losses associated with chargebacks. Provisions for these items represent estimates of losses based on our actual historical incurred losses and other factors. In 2022, we experienced increased instances of fraud, higher chargeback losses, and bad debt losses related to Upwork Enterprise clients. As a result, we partnered with an industry-leading third-party fraud detection vendor and enhanced our trust and safety measures. Due to these efforts, we expect provision for transaction losses to remain elevated throughout the first quarter of 2023 but to gradually decline throughout the remainder of 2023. However, it could fluctuate as a result of continued instances of fraud and higher chargeback or bad debt losses and our ongoing efforts to reduce this activity on our work marketplace.
Interest Expense
Interest expense consists of interest on our outstanding borrowings.
Other (Income) Expense, Net
Other (income) expense, net consists primarily of interest income that we earn from our deposits in money market funds and investments in marketable securities and gains and losses from foreign currency exchange transactions.
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
Results of Operations
The following table sets forth our consolidated results of operations for the years ended December 31, 2022, 2021, and 2020:

(In thousands)	2022	2021	2020
Revenue:
Marketplace	$566,623	$462,340	$338,152
Managed services	51,695	40,457	35,476
Total revenue	618,318	502,797	373,628
Cost of revenue(1)	160,402	135,508	104,267
Gross profit	457,916	367,289	269,361
Operating expenses
Research and development(1)	154,553	119,083	83,471
Sales and marketing(1)	246,882	183,294	133,225
General and administrative(1)	123,952	113,081	71,518
Provision for transaction losses	25,153	6,048	3,555
Total operating expenses	550,540	421,506	291,769
Loss from operations	(92,624)	(54,217)	(22,408)
Interest expense	4,483	2,180	778
Other income, net	(7,758)	(279)	(469)
Loss before income taxes	(89,349)	(56,118)	(22,717)
Income tax provision	(536)	(122)	(150)
Net loss	$(89,885)	$(56,240)	$(22,867)

(1) Includes stock-based compensation expense as follows:

Cost of revenue	$1,356	$794	$779
Research and development	26,881	16,232	9,783
Sales and marketing	11,511	5,923	4,440
General and administrative	35,753	30,643	10,506
Total	$75,501	$53,592	$25,508
A discussion regarding our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operation” included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 15, 2022.

Comparison of the Years Ended December 31, 2022 and 2021
Revenue

	Year Ended December 31,		Change
(In thousands, except percentages)	2022	2021	$	%
Marketplace	$566,623	$462,340	104,283	23%
Percentage of total revenue	92%	92%
Managed services	$51,695	$40,457	11,238	28%
Percentage of total revenue	8%	8%
Total revenue	$618,318	$502,797	$115,521	23%
For the year ended December 31, 2022, total revenue was $618.3 million, representing an increase of $115.5 million, or 23%, as compared to 2021.
The number of active clients increased 6% as of December 31, 2022 compared to December 31, 2021, and our GSV per active client increased 10% as of December 31, 2022 compared to December 31, 2021, driven by increased spend from existing clients. The growth in active clients and GSV per active client contributed to the year-over-year growth of GSV and marketplace revenue. In April 2022, we combined our Upwork Basic and Upwork Plus client offerings into our new Client Marketplace offering, which simplifies our pricing model for clients of those offerings. This model makes available the most popular features of the legacy Upwork Plus offering, while eliminating the monthly client subscription fees and moving to a client marketplace fee of 5% on each transaction—or 3% if paid via ACH for eligible clients. This pricing change resulted in greater revenue and a higher marketplace take rate, but also drove a reduction in client spend by some clients. Additionally, we began to experience challenging macroeconomic conditions in the second half of 2022, which impacted our ability to acquire new clients and retain existing clients. We also decided, in March 2022, to suspend our business operations in Russia and Belarus. As a result, the year-over-year GSV growth rate decelerated to 16% for the year ended December 31, 2022 from 41% for 2021.
For the year ended December 31, 2022, marketplace revenue represented 92% of total revenue and increased by $104.3 million, or 23%, compared to 2021. Marketplace revenue was driven by increased client spend on our marketplace offerings, which for the year ended December 31, 2022, drove an increase in talent service fees of 11%, as compared to the same period in 2021. Marketplace revenue was also driven by the changes to client fees as a result of the shift to our new Client Marketplace offering in April 2022, which resulted in an increase in client marketplace fees (previously referred to as client payment processing and administrative fees) of 73%, as compared to the same periods in 2021. Marketplace revenue grew at a faster rate than GSV from our marketplace offerings in 2022, and for the year ended December 31, 2022, our marketplace take rate was 14.0%, as compared to 13.2% for the same period in 2021. This trend was primarily a result of client fee changes related to the shift to our new Client Marketplace offering, partially offset by existing clients maturing into higher value clients and continuing to increase their spend with particular talent, which resulted in a higher mix of talent at the lower rates of our tiered service fee structure. Additionally, during the year ended December 31, 2022, we continued our efforts to better address large enterprise and other clients through our Upwork Enterprise and other premium offerings. As a result, for the year ended December 31, 2022, Enterprise Revenue increased 39% to $48.3 million, as compared to the same period in 2021, which drove marketplace revenue in 2022.
Managed services revenue represented 8% of total revenue in each of the years ended December 31, 2022 and 2021. For the year ended December 31, 2022, managed services revenue increased by $11.2 million, or 28%, compared to 2021 due to increased spend from existing clients on our managed services offering.

Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
(In thousands, except percentages)	2022	2021	$	%
Cost of revenue	$160,402	$135,508	$24,894	18%
Components of cost of revenue:
Costs of talent services to deliver managed services	37,749	31,871	5,878	18%
Other components of cost of revenue	122,653	103,637	19,016	18%
Total gross margin	74%	73%
For the year ended December 31, 2022, cost of revenue increased by $24.9 million, or 18%, compared to 2021. For the year ended December 31, 2022, cost of revenue increased primarily as a result of increases in payment processing fees of $14.8 million, as compared to the same period in 2021, primarily due to increased client spend, as well as increases in cost of talent services to deliver managed services resulting from increases in managed services revenue for the year ended December 31, 2022, as compared to the same period in 2021. Additionally, for the year ended December 31, 2022, third-party hosting costs increased $2.2 million, as compared to the same period in 2021.
Research and Development

	Year Ended December 31,		Change
(In thousands, except percentages)	2022	2021	$	%
Research and development	$154,553	$119,083	$35,470	30%
Percentage of total revenue	25%	24%
For the year ended December 31, 2022, research and development expense increased by $35.5 million, or 30%, as compared to 2021. The increase was primarily due to our significant investments to enhance platform functionality and infrastructure, build new product features, and increase the size of our research and development workforce, which resulted in increases in personnel-related costs of $33.8 million, as compared to the same period in 2021. Additionally, during the year ended December 31, 2022, we incurred approximately $2.7 million of research and development expense related to our humanitarian response efforts in response to the war in Ukraine, which primarily consisted of special bonuses to our team members in the impacted region and expenses incurred in connection with the relocation of our team members in the impacted region. These increases were partially offset by $2.4 million incremental internal-use software and platform development costs that we capitalized during the year ended December 31, 2022 as compared to the same period in 2021.
Sales and Marketing

	Year Ended December 31,		Change
(In thousands, except percentages)	2022	2021	$	%
Sales and marketing	$246,882	$183,294	$63,588	35%
Percentage of total revenue	40%	36%
For the year ended December 31, 2022, sales and marketing expense increased by $63.6 million, or 35%, as compared to 2021. In 2022, we continued evolving our brand positioning and marketing to better address large enterprise and other clients. We made significant investments in marketing and, to a lesser extent, our sales team. These investments resulted in increases in marketing and brand awareness campaigns of $34.9 million, as compared to the same period in 2021, as well as increases in personnel-related costs of $25.3 million. Additionally, during the year ended December 31, 2022, software costs increased by $1.6 million, as compared to the same period in 2021.

General and Administrative

	Year Ended December 31,		Change
(In thousands, except percentages)	2022	2021	$	%
General and administrative	$123,952	$113,081	$10,871	10%
Percentage of total revenue	20%	22%
For the year ended December 31, 2022, general and administrative expense increased by $10.9 million, or 10%, as compared to 2021. This increase was primarily due to increases in personnel-related costs of $11.9 million, as compared to the same period in 2021, primarily because of increased stock-based compensation expense, as well as $5.5 million related to indirect taxes incurred during the year ended December 31, 2022. Additionally, in 2022, we incurred approximately $1.3 million of general and administrative expense related to our humanitarian response efforts and charitable donations related to the war in Ukraine.
In 2021, we incurred impairment charges of $8.7 million related to certain of our operating lease assets and associated property and equipment.
Provision for Transaction Losses

	Year Ended December 31,		Change
(In thousands, except percentages)	2022	2021	$	%
Provision for transaction losses	$25,153	$6,048	$19,105	316%
Percentage of total revenue	4%	1%
For the year ended December 31, 2022, provision for transaction losses increased by $19.1 million, or 316%, as compared to 2021, and represented approximately 4% of revenue, as compared to 1%, in the same period in 2021. Provision for transaction losses increased due to increased instances of fraud, higher chargeback losses, and bad debt losses related to Upwork Enterprise clients. We continue to closely monitor this activity and have put a number of additional measures in place to decrease transaction losses going forward, including increasing fraud detection efforts and resources, enhancing our trust and safety measures, and integrating with an industry-leading third-party fraud detection vendor.
Interest Expense and Other Income, Net

	Year Ended December 31,		Change
(In thousands, except percentages)	2022	2021	$	%
Interest expense	$4,483	$2,180	$2,303	106%
Other income, net	(7,758)	(279)	(7,479)	2,681%
For the year ended December 31, 2022, interest expense increased, as compared to the same period in 2021, due to incurring a full year of interest expense in 2022 as compared to a partial year in 2021 from the Notes that we issued in August 2021. See “Note 7—Debt” of the notes to our consolidated financial statements included elsewhere in this Annual Report for additional information.
For the year ended December 31, 2022, other income, net, increased, as compared to the same period in 2021, primarily due to increases in interest income from our marketable securities of $7.6 million.
Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. GAAP, adjusted EBITDA is a non-GAAP measure that we believe is useful in evaluating our operating performance.
We define adjusted EBITDA as net income (loss) adjusted for stock-based compensation expense; depreciation and amortization; interest expense; other (income) expense, net; income tax (benefit) provision; and, if applicable, other non-cash transactions. Additionally, in response to the war in Ukraine, during the year ended December 31, 2022, we incurred certain incremental expenses associated with our humanitarian response efforts. These expenses are not representative of our ongoing operations, and, as a result, we excluded these costs from adjusted EBITDA for the year ended December 31, 2022. Adjusted EBITDA is not prepared in accordance with, and is not an alternative to, financial measures prepared in accordance with U.S. GAAP.

The following table presents a reconciliation of net loss, the most directly comparable financial measure prepared in accordance with U.S. GAAP, to adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Net loss	$(89,885)	$(56,240)	$(22,867)
Add back (deduct):
Stock-based compensation expense	75,501	53,592	25,508
Depreciation and amortization	8,057	10,261	10,172
Interest expense	4,483	2,180	778
Other income, net	(7,758)	(279)	(469)
Income tax provision	536	122	150
Tides Foundation common stock warrant expense	750	750	750
Impairment expense	—	8,741	—
Humanitarian response efforts (1)	4,287	—	—
Adjusted EBITDA	$(4,029)	$19,127	$14,022
(1)Represents (i) $1.4 million of special one-time bonuses to our team members in the region impacted by Russia’s invasion of Ukraine, (ii) $1.5 million of expenses incurred in connection with the relocation of our team members in the impacted region, (iii) $1.1 million of donations made to humanitarian aid organizations to support initiatives related to humanitarian response efforts in the impacted region, primarily to Direct Relief International, a humanitarian aid organization, and (iv) $0.4 million of payments of one-time service award bonuses (and associated taxes) to certain of our team members paid in recognition of contributions made by such team members to our humanitarian response efforts in the impacted region.
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
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents and marketable securities, including the net proceeds from the sale of the Notes. Our cash equivalents and marketable securities primarily consist of money market funds, commercial paper, treasury bills, corporate bonds, U.S. government securities, asset-backed securities, and other types of fixed income securities. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Since our inception, our business has consisted of the operation of an online work marketplace that connects businesses with independent talent from across the globe, and we do not make investments for trading or speculative purposes. As of December 31, 2022 and 2021, we had $129.4 million and $187.2 million in cash and cash equivalents, respectively. As of December 31, 2022 and 2021, we had $557.2 million and $497.6 million in marketable securities, respectively.
We believe our existing cash and cash equivalents, marketable securities, and cash flow from operations (in periods in which we generate cash flow from operations) will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital requirements and capital expenditure requirements. In the long term, our ability to support our working capital and capital expenditure requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from users, the expansion of sales and marketing activities, the timing and extent of spending to support research and development efforts, the cost to host our work marketplace, the introduction of new offerings and services, the continuing market adoption of our work marketplace, any acquisitions or investments that we make in complementary businesses, products, and technologies, macroeconomic conditions, and our ability to obtain equity or debt financing. Our principal commitments consist of obligations under our non-cancellable operating leases for office space and the Notes. As of December 31, 2022, our future lease commitments were $19.9 million (excluding adjustments for discount to present value), including $6.8 million for 2023. Assuming the Notes are not converted into our common stock, repurchased or redeemed prior to maturity, (i) annual interest expense relating to the Notes will be $1.4 million in each fiscal year through 2026 and (ii) principal in the amount of $575.0 million will be payable upon the maturity of the Notes on August 15, 2026. For additional information about our Notes, see the section titled “—Convertible Senior Notes Due 2026.”
We anticipate satisfying our short-term cash requirements with our existing cash and cash equivalents and may satisfy our long-term cash requirements with cash and cash equivalents on hand or with proceeds from a future equity or debt financing. To the extent existing cash and cash equivalents, cash from marketable securities, and cash from operations (in periods in which we generate cash flow from operations) are insufficient to fund our working capital and capital expenditure requirements, or should we require additional cash for other purposes, we will need to raise additional funds. In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements, as we did with the offering of the Notes in the third quarter of 2021. If we raise additional funds by issuing equity or equity-linked securities, the ownership and economic interests of our existing stockholders will be diluted. If we raise additional financing by incurring additional indebtedness, we will be subject to additional debt service requirements and could also be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could also be unfavorable to our equity investors. There can be no assurances that we will be able to raise additional capital on terms we deem acceptable, or at all. The inability to raise additional capital as and when required would have an adverse effect, which could be material, on our results of operations, financial condition, and ability to achieve our business objectives.
During the periods presented, we did not have, and we do not currently have, any commitments or obligations, including contingent obligations, arising from arrangements with unconsolidated entities or persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.
Escrow Funding Requirements
As a licensed internet escrow agent, we offer escrow services to users of our work marketplace and, as such, we are required to hold our users’ escrowed cash and in-transit cash in trust as an asset and record a corresponding liability for escrow funds held on behalf of talent and clients on our balance sheet. We expect the balances of our funds held in escrow, including funds held in transit, and the related liability to grow as GSV grows and may vary from period to period. Escrow regulations require us to fund the trust with our operating cash to cover shortages due to the timing of cash receipts from clients for completed hourly billings. Talent submit their billings for hourly contracts to their clients on a weekly basis every Sunday, and the aggregate amount of such billings is added to escrow funds payable to talent on the same day. As of each Sunday of each week, we have not yet collected funds for hourly billings from clients as these funds are in transit. Therefore, in order to satisfy escrow funding requirements, every Sunday we fund the shortage of cash in trust with our own operating cash and typically collect this cash shortage from clients within the next several days. As a result, we expect our total cash and cash flows from operating activities to be impacted when a quarter ends on a Sunday. As of December 31, 2022 and 2021, funds held in escrow, including funds in transit, were $161.5 million and $160.8 million, respectively.
Term and Revolving Loans
In August 2021, in connection with our issuance of the Notes, we paid off outstanding amounts under, and terminated, our loan and security agreement with Silicon Valley Bank, as amended.
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
Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2022, 2021, and 2020:

(In thousands)	2022	2021	2020
Net cash provided by operating activities	$6,559	$10,836	$22,365
Net cash used in investing activities	(69,468)	(428,980)	(4,146)
Net cash provided by financing activities	6,082	537,739	54,641
Net change in cash, cash equivalents, and restricted cash(1)	$(56,827)	$119,595	$72,860
(1) Includes increases in funds held in escrow, including funds in transit of $0.6 million, $25.8 million, and $26.3 million during the years ended December 31, 2022, 2021, and 2020, respectively.
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
Net cash provided by operating activities during 2022 was $6.6 million, which resulted from non-cash charges of $112.2 million, offset by a net loss of $89.9 million and net cash outflows of $15.7 million from changes in operating assets and liabilities. The change in operating assets and liabilities primarily resulted from the increase in trade and client receivables. Due to fluctuations in revenue and the number of transactions on our work marketplace, coupled with fluctuations in the timing of cash receipts from clients, our trade and client receivables will likely continue to fluctuate in the future.
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
Investing Activities
Net cash used in investing activities during 2022 was $69.5 million, which was primarily a result of investing $581.9 million in various marketable securities, as well as $7.5 million of internal-use software and platform development costs that we paid during the period and purchases of property and equipment of $1.2 million, partially offset by proceeds from maturities of marketable securities of $521.2 million.
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
Financing Activities
Net cash provided by financing activities during 2022 was $6.1 million, which was primarily a result of proceeds received from our employee stock purchase plan of $3.8 million, cash received from stock option exercises of $1.6 million, and an increase in escrow funds payable of $0.6 million.
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
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from these estimates and assumptions. Certain of our accounting policies require higher degrees of judgment than others in their application. These include certain aspects of accounting for revenue recognition, stock-based compensation, and income taxes.

Revenue Recognition
We primarily generate revenue from talent and clients from marketplace and managed service offerings. We account for revenue in accordance with Topic 606. Revenue is recognized upon transfer of control of promised services to users in an amount that reflects the consideration we expect to receive in exchange for those services.
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
Stock-Based Compensation
We measure and recognize compensation expense for all stock-based awards granted to service providers, including stock options, restricted stock units, which we refer to as RSUs, performance stock units, which we refer to as PSUs, and purchase rights granted under our 2018 Employee Stock Purchase Plan, which we refer to as the 2018 ESPP, based on the estimated fair value of the award on the grant date. We calculate the estimated fair value of stock options and purchase rights granted under the 2018 ESPP on the date of grant using the Black-Scholes option pricing model, which is impacted by the fair value of our common stock, as well as changes in assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected dividend yield, the expected term of the awards, the risk-free interest rates, and the expected common stock price volatility over the term of the option awards. The fair value and derived service period of stock options with market-based conditions is estimated using the Monte Carlo valuation model. We evaluate the assumptions used to value option awards upon each grant of stock options. The grant date fair value of PSUs is determined using the closing common stock price of our common stock on the grant date multiplied by the number of PSUs that are probable of being earned as of the grant date. We use the quoted market price of our common stock as reported on The Nasdaq Global Select Market for the fair value of RSUs, PSUs, stock options, and purchase rights under our 2018 ESPP. We generally recognize the fair value of stock options and RSUs on a straight-line basis over the period during which a service provider is required to provide services in exchange for the award (generally the vesting period). We recognize the fair value of purchase rights granted under the 2018 ESPP as an expense on a straight-line basis over the offering period and account for forfeitures as they occur. Stock-based compensation expense associated with service- and market-based stock options is recognized over the longer of the expected achievement period for the service condition and market condition. Stock-based compensation expense associated with PSUs is recognized over the longer of the expected achievement period for the performance condition and the service condition.
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
Interest Rate Risk
The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not make investments for trading or speculative purposes. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Borrowings under the Notes have a fixed interest rate. As of December 31, 2022 and 2021, we had $575.0 million aggregate principal amount of borrowings outstanding under the Notes. We do not believe that a hypothetical increase or decrease in interest rates of 100 basis points would have a material impact on our operating results or financial condition.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Upwork Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Upwork Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition – Estimation of Standalone Selling Price of the Talent Material Rights and the Period of Time Over Which to Defer and Recognize the Consideration Allocated to the Material Rights
As described in Notes 2 and 12 to the consolidated financial statements, the Company charges talent a service fee as a percentage of talent billings primarily using a tiered service fee model based on cumulative lifetime billings by talent to each client. The Company recorded total revenue of $618.3 million for the year ended December 31, 2022, of which $334.7 million related to revenue from talent. Certain of the Company’s contracts with talent contain multiple performance obligations in the event management determines a material right exists. Specifically, the arrangements with talent subject to tiered service fees include contract renewal options that represent a material right. For such arrangements, management allocates revenue to each performance obligation based on its relative standalone selling price by applying the portfolio approach practical expedient under Topic 606. Standalone selling prices for offerings subject to tiered service fees are estimated based on observable transactions when these services are sold on a standalone basis. Standalone selling price for a material right is estimated by determining the discount that the talent would obtain when exercising the option, adjusted for the likelihood that the option will be exercised. Management applies significant judgment in the application of the portfolio approach practical expedient, which includes estimating the standalone selling price of the material rights and the period of time over which to defer and recognize the consideration allocated to the material rights. Specifically, management applied significant judgment in assessing the appropriateness of the model for the estimates, which includes assessing the appropriateness of the methodology and relevant data inputs to (i) estimate the standalone selling price of the material rights, which includes the standalone selling price of the services when sold separately and the likelihood of exercise of the material rights, and (ii) estimate the period of time over which to defer and recognize the consideration allocated to the material rights. Management utilized historical user transaction data in developing the estimates. The Company recognizes revenue related to the material rights based on management’s estimate of when the material rights are exercised.
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
February 16, 2023
We have served as the Company’s auditor since 2016.

UPWORK INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2022 and 2021

(In thousands, except share and per share data)	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$129,384	$187,205
Marketable securities	557,230	497,566
Funds held in escrow, including funds in transit	161,457	160,813
Trade and client receivables – net of allowance of $12,464 and $3,410 as of December 31, 2022 and 2021, respectively	64,888	66,826
Prepaid expenses and other current assets	17,947	17,243
Total current assets	930,906	929,653
Property and equipment, net	22,063	21,329
Goodwill	118,219	118,219
Operating lease asset	7,603	10,682
Other assets, noncurrent	1,454	1,178
Total assets	$1,080,245	$1,081,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,549	$4,996
Escrow funds payable	161,457	160,813
Accrued expenses and other current liabilities	53,611	45,742
Deferred revenue	25,075	22,083
Total current liabilities	247,692	233,634
Debt, noncurrent	564,261	561,299
Operating lease liability, noncurrent	11,177	16,753
Other liabilities, noncurrent	8,236	9,858
Total liabilities	831,366	821,544
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.0001 par value; 490,000,000 shares authorized as of December 31, 2022 and 2021; 132,368,265 and 129,130,478 shares issued and outstanding as of December 31, 2022 and 2021, respectively	13	13
Additional paid-in capital	592,900	511,096
Accumulated other comprehensive loss	(3,085)	(528)
Accumulated deficit	(340,949)	(251,064)
Total stockholders’ equity	248,879	259,517
Total liabilities and stockholders’ equity	$1,080,245	$1,081,061
The accompanying notes are an integral part of these consolidated financial statements.

UPWORK INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2022, 2021, and 2020

(In thousands, except per share data)	2022	2021	2020
Revenue	$618,318	$502,797	$373,628
Cost of revenue	160,402	135,508	104,267
Gross profit	457,916	367,289	269,361
Operating expenses
Research and development	154,553	119,083	83,471
Sales and marketing	246,882	183,294	133,225
General and administrative	123,952	113,081	71,518
Provision for transaction losses	25,153	6,048	3,555
Total operating expenses	550,540	421,506	291,769
Loss from operations	(92,624)	(54,217)	(22,408)
Interest expense	4,483	2,180	778
Other income, net	(7,758)	(279)	(469)
Loss before income taxes	(89,349)	(56,118)	(22,717)
Income tax provision	(536)	(122)	(150)
Net loss	$(89,885)	$(56,240)	$(22,867)
Net loss per share, basic and diluted	$(0.69)	$(0.44)	$(0.19)
Weighted-average shares used to compute net loss per share, basic and diluted	130,518	127,164	118,699

Other comprehensive loss, net of tax:
Net unrealized holding loss on marketable securities, net	$(2,557)	$(547)	$(18)
Total comprehensive loss	$(92,442)	$(56,787)	$(22,885)
The accompanying notes are an integral part of these consolidated financial statements.

UPWORK INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2022, 2021, and 2020

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(In thousands, except share amounts)	Shares	Amount
Balances as of December 31, 2019	113,604,398	$11	$431,333		$37	$(171,957)	$259,424
Issuance of common stock upon exercise of stock options and common stock warrants	9,115,947	1	31,027		—	—	31,028
Stock-based compensation expense	—	—	25,677		—	—	25,677
Issuance of common stock for settlement of RSUs	1,590,225	—	—		—	—	—
Tides Foundation common stock warrant expense and other	—	—	1,153		—	—	1,153
Issuance of common stock in connection with employee stock purchase plan	484,652	—	4,913		—	—	4,913
Unrealized loss on marketable securities	—	—	—		(18)	—	(18)
Net loss	—	—	—		—	(22,867)	(22,867)
Balances as of December 31, 2020	124,795,222	12	494,103		19	(194,824)	299,310
Issuance of common stock upon exercise of stock options and common stock warrants	2,085,698	1	7,176		—	—	7,177
Stock-based compensation expense	—	—	53,671		—	—	53,671
Issuance of common stock for settlement of RSUs	1,865,444	—	1		—	—	1
Tides Foundation common stock warrant expense and other	—	—	749		—	—	749
Issuance of common stock in connection with employee stock purchase plan	384,114	—	4,789		—	—	4,789
Purchase of capped calls related to convertible senior notes	—	—	(49,393)		—	—	(49,393)
Unrealized loss on marketable securities	—		—		(547)	—	(547)
Net loss	—	—	—		—	(56,240)	(56,240)
Balances as of December 31, 2021	129,130,478	13	511,096		(528)	(251,064)	259,517
Issuance of common stock upon exercise of stock options	412,171	—	1,642		—	—	1,642
Stock-based compensation expense	—	—	75,618		—	—	75,618
Issuance of common stock for settlement of RSUs	2,553,300	—	—		—	—	—
Tides Foundation common stock warrant expense and other	—	—	750		—	—	750
Issuance of common stock in connection with employee stock purchase plan	272,316	—	3,794		—	—	3,794
Unrealized loss on marketable securities	—	—	—		(2,557)	—	(2,557)
Net loss	—	—	—		—	(89,885)	(89,885)
Balances as of December 31, 2022	132,368,265	$13	$592,900	$—	$(3,085)	$(340,949)	$248,879
The accompanying notes are an integral part of these consolidated financial statements.

UPWORK INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2022, 2021, and 2020

(In thousands)	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(89,885)	$(56,240)	$(22,867)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for transaction losses	23,306	5,178	2,919
Depreciation and amortization	8,057	10,261	10,172
Amortization of debt issuance costs	2,961	1,182	61
Amortization of premium (accretion of discount) of purchases of marketable securities, net	(1,486)	298	(320)
Amortization of operating lease asset	3,079	3,545	3,860
Tides Foundation common stock warrant expense	750	750	750
Stock-based compensation expense	75,501	53,592	25,508
Impairment expense	—	8,741	—
Loss on disposal of fixed assets	—	—	44
Changes in operating assets and liabilities:
Trade and client receivables	(20,230)	(24,610)	(20,000)
Prepaid expenses and other assets	(630)	(6,960)	(1,198)
Operating lease liability	(5,389)	(1,163)	(1,851)
Accounts payable	2,579	(1,445)	5,822
Accrued expenses and other liabilities	3,689	10,253	15,438
Deferred revenue	4,257	7,454	4,027
Net cash provided by operating activities	6,559	10,836	22,365
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(581,887)	(525,343)	(107,281)
Proceeds from maturities of marketable securities	521,152	102,500	117,500
Purchases of property and equipment	(1,248)	(1,027)	(6,320)
Internal-use software and platform development costs	(7,485)	(5,110)	(8,045)
Net cash used in investing activities	(69,468)	(428,980)	(4,146)
CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in escrow funds payable	645	25,771	26,321
Proceeds from exercises of stock options and common stock warrant	1,643	7,177	31,028
Proceeds from employee stock purchase plan	3,794	4,789	4,913
Proceeds from borrowings on debt	—	—	18,000
Repayment of debt	—	(10,750)	(25,621)
Proceeds from issuance of convertible senior notes	—	575,000	—
Payment of debt issuance costs	—	(14,855)	—
Purchases of capped calls related to convertible senior notes	—	(49,393)	—
Net cash provided by financing activities	6,082	537,739	54,641
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(56,827)	119,595	72,860
Cash, cash equivalents, and restricted cash—beginning of year	352,058	232,463	159,603
Cash, cash equivalents, and restricted cash—end of year	$295,231	$352,058	$232,463
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,541	$373	$764
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchased but not yet paid	—	22	37
Internal-use software and platform development costs incurred but not yet paid	73	106	286
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods presented. Such estimates include, but are not limited to: the useful lives of assets; assessment of the recoverability of long-lived assets; goodwill impairment; standalone selling price of material rights and the period of time over which to defer and recognize the consideration allocated to the material rights; allowance for expected credit losses; liabilities relating to transaction losses; stock-based compensation; and accounting for income taxes. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. The Company evaluates its estimates, assumptions, and judgments on an ongoing basis using historical experience and other factors and revises them when facts and circumstances dictate.
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
Restricted Cash
As of December 31, 2022 and 2021, the Company maintained restricted cash of $4.4 million and $4.0 million, respectively, related to cash reserve requirements under the escrow laws and regulations of the California Department of Financial Protection and Innovation and collateral for letters of credit issued in conjunction with operating leases. Short-term restricted cash included in prepaid expenses and other current assets was $3.6 million and $3.2 million as of December 31, 2022 and 2021, respectively, and long-term restricted cash included in other assets, noncurrent was $0.8 million and $0.8 million as of December 31, 2022 and 2021, respectively.
Funds Held in Escrow, Including Funds in Transit
The Company maintains its users’ funds held in escrow in demand or checking accounts at U.S. financial institutions, as well as two California licensed money transmitters. The balance in these accounts was in excess of

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

federally insured limits as of December 31, 2022 and 2021. Users’ funds held in escrow are denominated exclusively in U.S. dollars.
The Company is an internet escrow agent and is therefore required to hold its users’ escrowed funds and escrow funds in transit in trust as an asset and record a corresponding liability for escrow funds payable on its consolidated balance sheets. For this reason, funds held in escrow, including funds in transit, are restricted cash. Escrow funds in transit arise due to the time it takes to clear transactions through external payment networks. When clients fund their escrow account using credit cards, there is a clearing period before the cash is received and settled. Accordingly, the funds are treated as escrow funds in transit until the transaction is settled to the escrow trust bank account or, in the case of international credit card settlements, to the Company’s bank accounts. Escrow regulations require the Company to fund the trust with its own operating cash if there is ever a shortage due to the timing of cash receipts from clients for completed hourly billings. As of December 31, 2022 and 2021, the Company recorded $161.5 million and $160.8 million, respectively, as funds held in escrow, including funds in transit.
The below table reconciles cash, cash equivalents, and restricted cash as reported in the consolidated balance sheets to the total of the same amounts shown in the consolidated statements of cash flows for the years ended December 31, 2022, 2021, and 2020:

(In thousands)	2022	2021	2020
Cash and cash equivalents	$129,384	$187,205	$94,081
Restricted cash	4,390	4,040	3,340
Funds held in escrow, including funds in transit	161,457	160,813	135,042
Total cash, cash equivalents, and restricted cash as shown in the consolidated statement of cash flows	$295,231	$352,058	$232,463
Marketable Securities
The Company's marketable securities consist of money market funds, commercial paper, treasury bills, corporate bonds, U.S. government securities, asset-backed securities, and other types of fixed income securities issued by foreign governments or entities and denominated in U.S. dollars, all of which have contractual maturities within 24 months from the date of purchase. The marketable securities are available for current operations and are classified as available-for-sale. These marketable securities are carried at estimated fair value with unrealized gains and losses, net of taxes, included within the stockholders’ equity section of the Company’s consolidated balance sheet.
The Company periodically assesses its portfolio of debt investments for impairment. For debt securities in an unrealized loss position, this assessment first takes into account the Company’s intent to sell, or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of these criteria are met, the debt security’s amortized cost basis is written down to fair value through other (income) expense, net. For debt securities in an unrealized loss position that do not meet the aforementioned criteria, the Company assesses whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. In making this assessment, the Company considers factors such as the extent to which fair value is less than the amortized cost basis, the financial condition of the issuer, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss may exist, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recorded through other (income) expense, net, limited by the amount that the fair value is less than the amortized cost basis. Any additional impairment not recorded through an allowance for credit losses is recognized in other comprehensive loss. Changes in the allowance for credit losses are reflected as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell are met. These changes are recorded in other income, net. The Company determines realized gains or losses from the sale of marketable securities on a specific identification method and records such gains or losses as other (income) expense, net within the Company’s consolidated statements of operations and comprehensive loss.
Escrow Funds Payable
Escrow funds payable represent user funds that are held in escrow by the Company on behalf of both talent and clients. Escrow funds payable to talent are comprised primarily of funds available to be withdrawn by talent for work performed and paid by clients. Escrow funds payable to clients primarily represent deposits received from certain

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

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
One client accounted for more than 10% of trade and client receivables as of December 31, 2022. One client accounted for more than 10% of trade and client receivables as of December 31, 2021. For the years ended December 31, 2022, 2021 and 2020, the Company did not have any clients that accounted for more than 10% of total revenue.
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
Trade and Client Receivables and Related Allowance for Expected Credit Losses
Trade and client receivables are primarily comprised of amounts receivable from clients for completed work, including amounts in transit. It also includes unbilled amounts due from clients primarily through the Company’s managed services offering. Trade and client receivables are recorded and stated at realizable value, net of an allowance for expected credit losses. Credit is extended generally without collateral to the Company’s managed services and marketplace clients with Upwork Enterprise offerings based on an initial and ongoing evaluation of their financial condition and other factors. In aggregate, gross trade receivables were $22.6 million and $19.7 million and gross client receivables were $54.7 million and $50.5 million as of December 31, 2022 and 2021, respectively.
The allowance for expected credit losses is the Company’s estimate of the probable credit losses on accounts receivable. The Company periodically assesses the collectability of the accounts and determines the allowance recognized by taking into consideration the aging of its receivable balances, historical write-off experience, probability of collection, and other relevant data. Trade and client receivables are written off against the allowance when management determines a balance is uncollectible and no longer actively pursues collection of the receivable.
The following table presents the changes in the allowance for expected credit losses as of December 31, 2022, 2021, and 2020:

(In thousands)	2022	2021	2020
Allowance for expected credit losses, beginning balance	$3,410	$1,661	$2,215
Provision for expected credit losses	22,167	4,803	3,143
Amounts written off	(13,113)	(3,054)	(3,697)
Allowance for expected credit losses, ending balance	$12,464	$3,410	$1,661
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

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

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
The notional amounts associated with the Company’s foreign currency forward contracts as of December 31, 2022 and 2021 were $7.2 million and $7.2 million, respectively, none of which were designated as cash flow hedges. The carrying values of the foreign currency forward contracts approximated their fair values due to their relatively short settlement durations. The fair values of the Company’s outstanding foreign currency forward contracts not designated as hedging instruments as of December 31, 2022 and 2021 were not material. Losses on foreign currency forward contracts not designated as hedging instruments were $0.2 million for the year ended December 31, 2022. Losses on foreign currency forward contracts not designated as hedging instruments were $0.5 million for the year ended December 31, 2021. Losses on foreign currency forward contracts not designated as hedging instruments were $0.6 million for the year ended December 31, 2020.
Leases
The Company accounts for leases in accordance with Financial Accounting Standards Board, which is referred to as the FASB, Accounting Standards Update, which is referred to as ASU, No. 2016-02, Leases (Topic 842), which the Company adopted on December 31, 2019 effective as of January 1, 2019 using the effective date method.
Property and Equipment, Net
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
Goodwill and Other Long-Lived Assets
Goodwill represents the excess of the aggregate fair value of the consideration transferred over the fair value of the net tangible and identifiable intangible assets acquired in the Elance-oDesk Combination. As of December 31, 2022 and 2021, all of the Company’s intangible assets were fully amortized. Goodwill is not amortized, but rather is assessed for impairment at least annually, or more frequently if events and changes in circumstances indicate that its carrying amount may not be recoverable. The Company performs its annual impairment assessment during the fourth quarter of each calendar year based on a single reporting unit structure by comparing the carrying value of the reporting unit to its fair value. An impairment would occur if the carrying amount of a reporting unit exceeded the fair value of that reporting unit. There has been no impairment of goodwill for any of the periods presented. The Company’s long-lived assets consist of property and equipment and internal-use software and platform development costs. The Company evaluates the recoverability of its long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If it is determined that the asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds the aggregate future

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

undiscounted cash flows. When an impairment loss is recognized, the carrying amount of such assets is reduced to fair value.
For 2022, the Company conducted its goodwill impairment testing by performing step one of the quantitative assessment, of the two-step impairment model. The fair value was determined by the Company using quoted market prices of the Company’s common stock. The Company determined that the fair value of its reporting unit exceeded the carrying value, and, as such, the Company concluded that there was no impairment of goodwill at the impairment testing date.
There was no impairment of goodwill in any of the periods presented.
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
In the ordinary course of business, the Company makes payments to users when those users provide services in their capacity as vendors. These payments are for distinct services and are at fair value. These transactions are primarily with certain financial institutions that the Company uses as payment processors on the work marketplace. The Company accounts for the consideration payable to these users in their capacity as vendors as a purchase of services from a vendor and records such payments in either cost of revenue or sales and marketing within the consolidated statements of operations and comprehensive loss.
Marketplace Offerings
The Company’s marketplace revenue, which represents the majority of its revenue, consists of revenue derived from its marketplace offerings. Marketplace offerings consist of all offerings other than the Company’s managed services offering, including the Company’s former Upwork Basic and Upwork Plus offerings and its current Client Marketplace and Enterprise offerings. In April 2022, the Company combined the Upwork Basic and Upwork Plus client offerings into a new Client Marketplace offering, which simplifies the pricing model for clients of those offerings. This model makes available the most popular features of the legacy Upwork Plus offering, while eliminating the monthly client subscription fees and moving to a client marketplace fee of 5% on each transaction—or 3% if paid via ACH for eligible clients. The Company generates marketplace revenue from both talent and clients. Marketplace revenue is primarily generated from talent service fees, and to a lesser extent, client marketplace fees (and prior to the launch of the Client Marketplace offering, payment processing and administration fees). Additionally, marketplace revenue includes revenue from the Company’s Upwork Enterprise offering, which is referred to as Enterprise Revenue, including all client fees, subscriptions, and talent service fees. The Company also generates marketplace revenue from fees for premium offerings, including talent memberships, purchases of Connects, and other services, such as foreign currency exchange when clients choose to pay in currencies other than the U.S. dollar, and the Company’s Upwork Payroll offering.
Upwork Basic, Plus, and Other Premium Offerings
The Company earns fees from talent under the Upwork Basic and Upwork Plus talent offerings, and associated premium offerings, which represent a single promise to provide continuous access (i.e. stand-ready performance obligation) to the Company’s work marketplace and site services. As each day of providing access to the work marketplace and site services (including, but not limited to, communication, invoicing, reporting, dispute resolution,

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

and payment services) is substantially the same and talent simultaneously receive and consume the benefits as access is provided, the Company’s single promise under its Upwork Basic and Upwork Plus talent offerings is comprised of a series of distinct service periods. The Company allocates variable consideration to each distinct service period in which it has the contractual right to bill. The Company’s Upwork Basic and Upwork Plus talent arrangements may include fixed and variable consideration, or a combination of the two, comprised of the following:
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
The Company earns fees from clients under the Client Marketplace offering, which represents a single promise to provide continuous access (i.e. stand-ready performance obligation) to the Company’s work marketplace and site services. As each day of providing access to the work marketplace and site services is substantially the same and the client simultaneously receives and consumes the benefits as access is provided, the Company’s single promise under its Client Marketplace offering is comprised of a series of distinct service periods. The Company’s Client Marketplace offering may include fixed and variable consideration, or a combination of the two, comprised of the following:
Client marketplace fees (previously referred to as client payment processing and administrative fees). The Company charges a client marketplace fee on a per-transaction basis and is considered variable consideration. The client marketplace fee may include fixed and variable consideration, or a combination of the two. The Company allocates fixed and variable consideration to each distinct service period based on the contractual right to bill. For fixed consideration, the Company recognizes revenue when a client funds a contract, and for variable consideration, the Company recognizes revenue at the end of the weekly billing period, which is when the Company has the contractual right to bill for the services. For client marketplace fees, the Company presents revenue on a gross basis as a principal and not net of the third-party payment processing costs incurred because the Company controls the services prior to providing to the Company’s clients.
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

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

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
Prior to April 2022, the Company earned fees from clients under its former Upwork Basic and Upwork Plus offerings, which represented a single promise to provide continuous access (i.e. stand-ready performance obligation) to the Company’s work marketplace and site services. As each day of providing access to the work marketplace and site services was substantially the same and the client simultaneously received and consumed the benefits as access was provided, the Company’s single promise under its former Upwork Basic and Upwork Plus offerings was comprised of a series of distinct service periods. The Company allocated variable consideration to each distinct service period in which it had the contractual right to bill. The Company’s former Upwork Basic and Upwork Plus arrangements included fixed and variable consideration, or a combination of the two, comprised of the following:
Client payment processing and administration fees. The Company charged clients for payment processing services at the time the client was charged for the amounts due from the client. This fee was charged on a per-transaction basis and was variable consideration. Per-transaction payment processing fees were recognized when the client was charged for the amount due and fees charged on a monthly basis were recognized over the month that payment processing services were provided. For client payment processing fees, the Company presented revenue on a gross basis as a principal and not net of the third-party payment processing costs incurred because the Company controlled the payment processing and administration services prior to providing to the Company’s clients. The Company recognized the revenue when a payment from a client was processed, which was when it had the contractual right to bill for the services.
Foreign currency exchange fees. These fees did not change as a result of the Company’s shift to the Client Marketplace offering. Refer to the discussion above for details of these fees.
Membership fees. The Company charged membership fees to clients. These fees were charged monthly, were fixed consideration, and were recognized over the period of the membership, which was generally monthly consistent with the common measure of progress for the entire performance obligation.
Upwork Payroll service fees. These fees did not change as a result of the Company’s shift to the Client Marketplace offering. Refer to the discussion above for details of these fees.
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

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

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
Upwork Payroll service fees. Upwork Payroll service fees are recognized on the same basis as described under the Client Marketplace offering and are variable consideration.
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

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

material rights based on the Company’s estimate of when the material rights are exercised and adjusts revenue for changes in estimates in the period of change on a cumulative catch-up basis.
Deferred Revenue
Deferred revenue consists of amounts attributable to unexercised material rights related to arrangements with talent that are subject to tiered service fees. Deferred revenue also consists of subscription, membership, and Connects fees collected in advance of performing the service.
Cost of Revenue
Cost of revenue consists primarily of the cost of payment processing fees, costs of talent to deliver services under the Company’s managed services offering, personnel-related costs for the Company’s services and support personnel, third-party hosting fees, and capitalized internal-use software. The Company defines personnel-related costs as salaries, bonuses, benefits, and stock-based compensation costs for employees, and costs related to other service providers the Company engages to provide internal services to the Company.
Research and Development
Research and development expense primarily consists of personnel-related costs. Research and development costs are expensed as incurred, except to the extent that such costs are associated with internal-use software and platform development that qualify for capitalization.
Advertising Expense
The Company expenses advertising costs as incurred. The Company incurred $121.2 million, $90.8 million, and $51.4 million in advertising expenses during the years ended December 31, 2022, 2021, and 2020, respectively.
Provision for Transaction Losses
Provision for transaction losses consists primarily of losses resulting from fraud on the work marketplace and bad debt expense associated with the Company’s trade and client receivables balance and transaction losses expense related to chargebacks. Provision for these items represents actual and estimates of losses based on the Company’s actual historical incurred losses and other factors.
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
Foreign Currency
The functional currency of our foreign subsidiaries is generally the local currency of the country in which the foreign subsidiary is located. At the end of each reporting period, monetary assets and liabilities are remeasured using exchange rates in effect at the balance sheet date, while revenues and expenses are translated at average exchange rates during the year. Foreign currency transaction gains and losses are included in other income, net in the consolidated statements of operations and comprehensive loss. The Company recorded net foreign currency

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

transaction losses of $0.2 million, $0.5 million, and $0.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.
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
In addition, the calculation of tax liabilities involved dealing with uncertainties in the application of complex tax regulations. The Company recognized potential liabilities based on its estimate of whether, and the extent to which, additional taxes will be due. The Company accounts for uncertain tax positions in accordance with the relevant guidance, which prescribes a recognition threshold and measurement approach for uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The guidance utilized a two-step approach for evaluation of uncertain tax positions. Step one, Recognition, requires a company to determine if the weight of available evidence indicates a tax position is more likely than not to be sustained upon audit. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. A liability is reported for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. Any interest and penalties related to unrecognized tax benefits are recorded as income tax expense.
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
Remaining Performance Obligations
As of December 31, 2022, the Company had approximately $32.7 million of remaining performance obligations. The Company’s remaining performance obligations primarily consist of transaction price that has been allocated to unexercised material rights related to the Company’s arrangements with talent subject to tiered service fees. The remaining transaction price allocated to other performance obligations is immaterial. As of December 31, 2022, the Company expects to recognize approximately $25.1 million over the next 12 months, with the remaining balance recognized thereafter.

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

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
Contract Balances
The following table provides information about the balances of the Company’s trade and client receivables, net of allowance and contract liabilities included in deferred revenue and other liabilities, noncurrent as of December 31, 2022 and 2021:

(In thousands)	2022	2021
Trade and client receivables, net of allowance	$64,888	$66,826
Contract liabilities
Deferred revenue	25,075	22,083
Deferred revenue (component of other liabilities, noncurrent)	7,614	6,349
During 2022, changes in the contract liabilities balances were a result of normal business activity and deferral, and subsequent recognition, of revenue related to arrangements with talent subject to tiered service fees and related allocation of transaction price to material rights.
Revenue recognized during the year ended December 31, 2022 that was included in deferred revenue as of December 31, 2021 was $21.0 million. Revenue recognized during the year ended December 31, 2021 that was included in deferred revenue as of December 31, 2020 was $15.5 million.
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
The Company’s financial instruments that are carried at fair value consist of Level I and Level II assets as of December 31, 2022 and 2021. The following tables summarize the Company’s cash and available-for-sale marketable securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

investment category reported as cash and cash equivalents or marketable securities as of December 31, 2022 and 2021:

(In thousands) December 31, 2022	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$27,528	$—	$—	$27,528	$27,528	$—
Level I
Money market funds	85,302	—	—	85,302	85,302	—
Treasury bills	172,500	13	(131)	172,382	5,096	167,286
U.S. government securities	106,167	—	(2,025)	104,142	—	104,142
Total Level I	363,969	13	(2,156)	361,826	90,398	271,428
Level II
Commercial paper	120,360	—	—	120,360	8,038	112,322
Corporate bonds	85,639	3	(639)	85,003	3,420	81,583
Commercial deposits	28,945	—	—	28,945	—	28,945
Asset-backed securities	33,261	31	(306)	32,986	—	32,986
Yankee bonds	5,176	—	(8)	5,168	—	5,168
Agency bonds	12,989	7	(23)	12,973	—	12,973
Agency discount bonds	8,796	31	—	8,827	—	8,827
Supranational bonds	3,000	—	(2)	2,998	—	2,998
Total Level II	298,166	72	(978)	297,260	11,458	285,802
Total	$689,663	$85	$(3,134)	$686,614	$129,384	$557,230

(In thousands) December 31, 2021	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$16,596	$—	$—	$16,596	$16,596	$—
Level I
Money market funds	108,204	—	—	108,204	108,204	—
Treasury bills	89,992	1	—	89,993	15,000	74,993
U.S. government securities	94,839	—	(285)	94,554	—	94,554
Total Level I	293,035	1	(285)	292,751	123,204	169,547
Level II
Commercial paper	171,918	—	—	171,918	29,544	142,374
Corporate bonds	183,303	1	(217)	183,087	17,861	165,226
Asset-backed securities	13,749	—	(11)	13,738	—	13,738
Yankee bonds	6,693	—	(12)	6,681	—	6,681
Total Level II	375,663	1	(240)	375,424	47,405	328,019
Total	$685,294	$2	$(525)	$684,771	$187,205	$497,566
Unrealized Investment Losses
The following table summarizes, for all debt securities classified as available for sale in an unrealized loss position as of December 31, 2022, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position. Unrealized losses as of December 31, 2021 were immaterial.

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

(In thousands)	Less Than 12 Months		12 Months or Longer		Total
Duration of unrealized losses	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Treasury bills	132,995	(131)	—	—	132,995	(131)
U.S. government securities	21,214	(63)	82,927	(1,963)	104,141	(2,026)
Corporate bonds	18,274	(120)	58,235	(519)	76,509	(639)
Asset-backed securities	23,515	(285)	1,707	(20)	25,222	(305)
Yankee bonds	2,578	(6)	2,591	(2)	5,169	(8)
Agency bonds	9,478	(23)	—	—	9,478	(23)
Supranational bonds	2,998	(2)	—	—	2,998	(2)
Total	$211,052	$(630)	$145,460	$(2,504)	$356,512	$(3,134)
For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the securities. As of December 31, 2022 and 2021, the decline in fair value of these securities was due to increases in interest rates and not due to credit related factors. As of December 31, 2022 and 2021, the Company considered any decreases in market value to be temporary in nature and did not consider any of the Company’s marketable securities to be other-than-temporarily impaired. The Company did not record any impairment charges with respect to its marketable securities during the years ended December 31, 2022, 2021, and 2020.
Note 5—Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following as of December 31, 2022 and 2021:

(In thousands)	2022	2021
Computer equipment and software	$6,514	$5,493
Internal-use software and platform development costs	33,273	25,738
Leasehold improvements	11,644	11,644
Office furniture and fixtures	3,475	3,365
Total property and equipment	54,906	46,240
Less: accumulated depreciation	(32,843)	(24,911)
Property and equipment, net	$22,063	$21,329
Depreciation expense related to property and equipment was $3.2 million, $3.7 million, and $3.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.
The Company capitalized $7.5 million, $5.0 million, and $8.0 million of internal-use software and platform development costs during the years ended December 31, 2022, 2021, and 2020, respectively.
Amortization expense related to the capitalized internal-use software and platform development costs was $4.9 million for the year ended December 31, 2022, of which $2.7 million was included in cost of revenue related to developed technology used on the work marketplace. Amortization expense related to the capitalized internal-use software and platform development costs was $5.9 million for the year ended December 31, 2021, of which $3.8 million was included in cost of revenue related to developed technology used on the work marketplace. Amortization expense related to the capitalized internal-use software and platform development costs was $3.9 million for the year ended December 31, 2020, of which $2.9 million was included in cost of revenue related to developed technology used on the work marketplace.
Intangible Assets, Net
All of the Company’s identifiable intangible assets were fully amortized as of December 31, 2022 and 2021. Total amortization expense of intangible assets was $0.7 million and $2.7 million for the years ended December 31, 2021 and 2020, respectively. Amortization expense is included in general and administrative expenses.

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of December 31, 2022 and 2021:

(In thousands)	2022	2021
Accrued compensation and related benefits	$17,239	$23,047
Accrued indirect taxes	14,102	4,137
Accrued vendor expenses	8,858	7,728
Operating lease liability, current	6,502	6,315
Accrued payment processing fees	2,425	2,085
Accrued talent costs	2,352	1,417
Other	2,133	1,013
Total accrued expenses and other current liabilities	$53,611	$45,742
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
The Company’s leases have remaining lease terms of approximately one year to six years, which may include the option to extend the lease. The Company includes lease payments associated with renewal options in its operating lease asset and liability only when it becomes reasonably certain the company will exercise the renewal option. The Company has not included renewal options for any of its operating leases in its determination of lease liabilities. The Company does not have lease agreements with residual value guarantees, sale leaseback terms, or material restrictive covenants. Leases with an initial term of 12 months or less are not recognized on the consolidated balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

The following table summarizes the Company’s operating lease assets and lease liabilities as of December 31, 2022 and 2021:

(In thousands)
Balance Sheet and Cash Flow Classification		2022	2021
Assets
Operating—noncurrent	Operating lease asset	$7,603	$10,682
Liabilities
Operating—current	Accrued expenses and other current liabilities	6,502	6,315
Operating—noncurrent	Operating lease liability, noncurrent	11,177	16,753
Total lease liabilities		$17,679	$23,068
For the years ended December 31, 2022, 2021, and 2020, operating lease cost, inclusive of variable lease charges, was $6.6 million, $6.0 million, and $6.0 million, respectively, and sublease income recognized was approximately $1.6 million, $0.5 million, and $0.3 million, respectively. For the years ended December 31, 2022, 2021, and 2020, charges related to operating leases that are variable, and therefore not included in the measurement of the lease liabilities, were $2.2 million, $1.2 million, and $0.7 million, respectively. For the years ended December 31, 2022, 2021, and 2020, the Company made lease payments of $6.6 million, $6.4 million, and $3.3 million, respectively.
San Francisco Sublease and Santa Clara Sub-Sublease
In December 2021, the Company executed a sublease agreement to sublease one of the two suites the Company is currently leasing as its headquarters in San Francisco, California. The suite that was not subleased will continue to be utilized by the Company as it was prior to entering into the sublease agreement. The sublease agreement became effective in December 2021 upon receipt of the consent of the Company’s landlord. The term of the sublease commences on February 1, 2022 and expires on August 31, 2024, unless terminated earlier in accordance therewith. Rent payments began on March 1, 2022 and approximate $0.1 million per month. Rent payments will be recorded within general and administrative expenses within the Company’s consolidated statements of operations and comprehensive loss. Neither party has the option to renew or extend the sublease agreement.
In April 2021, the Company executed a sub-sublease agreement to sublease the entirety of its former headquarters in Santa Clara, California, which became effective in May 2021. The term of the sub-sublease commenced on June 1, 2021 and expires on May 31, 2024, unless terminated earlier in accordance therewith. Rent payments began on January 1, 2022 and approximate $0.1 million per month. Rent payments will be recorded within general and administrative expenses within the Company’s consolidated statements of operations and comprehensive loss. Neither party has the option to renew or extend the sub-sublease agreement.
Under both of these sublease agreements, the Company is not relieved of its original obligation with the master lessor, which expires on August 31, 2024 for the San Francisco lease and October 15, 2028 for the Santa Clara lease. The Company determined the sublease agreements are an operating lease, which is consistent with the classification of the original subleases with the landlords. As a result of the execution of the sublease agreements, the Company determined that indicators of impairment existed with respect to the asset group that consisted of the operating lease asset and related leasehold improvements associated with the suites being subleased. Accordingly, the Company conducted an impairment test to assess whether the fair value of the asset group was lower than its carrying value. The results of the impairment test indicated that the fair value of the asset group was lower than its carrying value. The Company determined the fair value of the asset group using the discounted cash flow method. The assumptions used in the discounted cash flow analysis included projected sublease income over the remaining term of the original lease with the landlord and a discount rate the Company believes reflects the level of risk associated with these future cash flows. The Company considers these assumptions to be Level III inputs in accordance with the fair value hierarchy described in “Note 4—Fair Value Measurements.”
As a result of the partial sublease of its San Francisco office, during the year ended December 31, 2021, the Company recorded an impairment charge of $1.4 million. As a result of the sublease of its Santa Clara office, which expires on May 31, 2024, during the year ended December 31, 2021, the Company recorded an impairment charge of $7.4 million. The Company recorded these impairment charges within general and administrative expenses within its consolidated statement of operations and comprehensive loss for the year ended December 31, 2021.

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

The following table shows the Company’s future lease commitments due in each of the next five years and thereafter for operating leases, which excludes amounts received in the form of sublease income discussed above:

(In thousands)
Year Ended December 31,	Leases
2023	$6,776
2024	5,843
2025	2,356
2026	1,729
2027	1,781
Thereafter	1,427
Total lease payments	19,912
Adjustment for discount to present value	(2,233)
Total	$17,679
As of and for the year ended December 31, 2022, the weighted-average remaining lease term is 3.8 years, and the weighted-average discount rate is 5.80%.
Note 6—Commitments and Contingencies
Letters of Credit
In conjunction with the Company’s operating lease agreements, as of December 31, 2022 and 2021, the Company had three irrevocable letters of credit outstanding in the aggregate amount of $0.8 million. The letters of credit are collateralized by restricted cash in the same amount. No amounts had been drawn against these letters of credit as of December 31, 2022 and 2021.
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
As of December 31, 2022 and 2021, the Company was not a party to any material legal proceedings or claims, nor is the Company aware of any pending or threatened litigation or claims, including non-income tax matters, that could reasonably be expected to have a material adverse effect on its business, operating results, cash flows, or financial condition. Accordingly, the amounts accrued for contingencies for which the Company believes a loss is probable were not material as of and for the years ended December 31, 2022 and 2021.
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

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

Note 7—Debt
The following table presents the carrying value of the Company’s debt obligations as of December 31, 2022 and 2021:

(In thousands)	2022	2021
Convertible senior notes—interest accrues from August 2021 and will be payable semiannually in arrears on February 15 and August 15 of each year, beginning February 2022, maturing August 2026; interest at 0.25% per annum	$575,000	$575,000
Total debt	575,000	575,000
Less: Unamortized debt issuance costs	(10,739)	(13,701)
Debt, noncurrent	$564,261	$561,299
Weighted-average interest rate	0.76%	0.76%
Term and Revolving Loans
The Company’s Loan and Security Agreement, which is referred to as the Loan Agreement, was terminated in August 2021. Under the Loan Agreement, the aggregate amount of the facility was up to $49.0 million, consisting of a term loan in the original principal amount of $15.0 million, which is referred to as the First Term Loan, a term loan in the original principal amount of $9.0 million, which is referred to as the Second Term Loan and, together with the First Term Loan, as the Term Loans, and a revolving line of credit, which permitted borrowings of up to $25.0 million subject to customary conditions.
In August 2021, the Company entered into an agreement, which is referred to as the Payoff Agreement, with its lender to fully repay the remaining outstanding principal amounts plus accrued and unpaid interest outstanding under its Term Loans and terminate the Loan Agreement. There were no amounts outstanding under the Company’s revolving line of credit as of the date of termination. Pursuant to the Payoff Agreement, the full repayment of the Term Loans amounted to $5.8 million, and as of August 5, 2021, the Loan Agreement, including the Term Loans and revolving line of credit, was terminated. As of December 31, 2021, no amounts remained outstanding under the Loan Agreement. The Company was in compliance with its covenants under the Loan Agreement as of August 5, 2021.
During the year ended December 31, 2021, the Company repaid $6.3 million and $4.5 million related to the First Term Loan and the Second Term Loan, respectively. During the year ended December 31, 2020, the Company repaid $5.0 million and $2.6 million related to the First Term Loan and the Second Term Loan, respectively. Amortization expense related to the debt discount was immaterial for the years ended December 31, 2021 and 2020.
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

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

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
For the year ended December 31, 2022, interest expense was $1.4 million and amortization of the issuance costs was $3.0 million related to the Notes. For the year ended December 31, 2021, interest expense was $0.6 million and amortization of the issuance costs was $1.1 million related to the Notes. As of December 31, 2022 and December 31, 2021, the if-converted value of the Notes did not exceed the outstanding principal amount. As of December 31, 2022 and December 31, 2021, the total estimated fair value of the Notes was $437.0 million and $538.3 million, respectively, and was determined based on a market approach using actual bids and offers of the Notes in an over-the-counter market on the last trading day of the period. The Company considers these assumptions to be Level II inputs in accordance with the fair value hierarchy described in “Note 4—Fair Value Measurements.”

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

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
Note 8—Preferred and Common Stock
Preferred Stock
As of December 31, 2022 and 2021, the Company was authorized to issue up to 10,000,000 shares of undesignated preferred stock, $0.0001 par value per share. The Company did not have any outstanding shares of preferred stock as of December 31, 2022 and 2021.
Common Stock
Holders of common stock are entitled to one vote per share and are entitled to receive dividends, if any, on a pro rata basis whenever funds are legally available and when, as, and if declared by the Company’s board of directors.

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

As of December 31, 2022 and 2021, the Company was authorized to issue 490,000,000 shares of common stock. As of December 31, 2022 and 2021, the Company had reserved shares of common stock for future issuance as follows:

	2022	2021
Options issued and outstanding	3,851,647	4,264,068
RSUs and PSUs issued and outstanding	7,913,985	4,583,823
Warrant to purchase common stock	350,000	350,000
Remaining shares reserved for future issuances under 2018 Equity Incentive Plan	22,823,608	22,250,297
Remaining shares reserved for future issuances under 2018 Employee Stock Purchase Plan	3,794,128	3,033,401
Common stock issuable in connection with convertible senior notes	8,701,935	8,701,935
Total	47,435,303	43,183,524
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
The holder of the warrant did not exercise in 2022. In 2021 and 2020, this warrant was exercised as to all 50,000 of the then-vested and exercisable shares. In lieu of a cash payment, the holder of the warrant surrendered shares of common stock to cover the exercise price. In each of the years ended December 31, 2022, 2021, and 2020, the Company recorded $0.8 million of expense related to this warrant, which is included in general and administrative expense in the Company’s consolidated statement of operations and comprehensive loss.
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

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

Pursuant to the terms of the 2018 EIP, the number of shares available for grant was increased by 6,456,523 shares in January 2022.
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
The following table summarizes activity under the Company’s stock option plans:

	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2021	4,264,068	$16.29	6.37	$76,025
Exercised	(412,171)	3.99
Forfeited and canceled	(250)	8.18
Balances at December 31, 2022	3,851,647	17.58	5.51	15,037
Vested and exercisable as of December 31, 2022	2,347,914	4.04	3.86	15,016
Vested and expected to vest as of December 31, 2022	3,851,647	17.58	5.51	15,037

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
Stock-based compensation expense associated with the CEO Award will be recognized over the longer of the expected achievement period for the Market Condition and the Service Condition. The Market Condition period and the valuation of each tranche of the CEO Award were determined using a Monte Carlo simulation. In the event the Market Condition is met prior to the expected achievement period, any then-unrecognized compensation expense associated with the shares that have vested with respect to both the Market Condition and the Service Condition will be recognized immediately in the Company’s consolidated statements of operations and comprehensive loss. For the years ended December 31, 2022 and 2021, the Company recorded stock-based compensation expense related to the CEO Award of $11.0 million and $11.3 million, respectively. Stock-based compensation expense for the CEO Award is recorded as a component of general and administrative expense in the Company’s consolidated statement of operations and comprehensive loss.
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
For the years ended December 31, 2022, 2021, and 2020, the intrinsic value of options exercised was $6.6 million, $88.9 million, and $124.1 million, respectively. The aggregate intrinsic value represents the difference between the exercise price of the options and the closing price of the Company’s common stock on The Nasdaq Global Select Market on the day prior to the date of exercise.
For the year ended December 31, 2021, the weighted-average grant-date fair value of options granted was $19.19. The Company did not grant any stock option awards during the years ended December 31, 2022 and 2020. As of December 31, 2022, total unrecognized stock-based compensation cost was $6.4 million, which is expected to be generally recognized on a straight-line basis over a weighted-average period of 1.2 years.
RSU and PSU Awards
The fair value of RSUs awarded to employees is based on the closing price of the Company’s common stock, as reported on The Nasdaq Global Select Market on the date of grant.

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

The following table summarizes the RSU and PSU activity and related information under the 2018 EIP:

	Number Outstanding	Weighted-Average Grant Date Fair Value
Unvested balance - January 1, 2022	4,583,823	$26.86
Granted	8,130,375	20.18
Vested	(2,553,300)	23.68
Forfeited/canceled	(2,246,913)	25.14
Unvested balance - December 31, 2022	7,913,985	$21.73
In 2022, the compensation committee of the Company’s board of directors approved PSU grants to certain members of the Company’s leadership team under the 2018 EIP. The number of PSUs that were earned by the recipients, which are referred to as Earned PSUs, was determined based on the Company’s revenue achievement during the year ended December 31, 2022, which is referred to as the PSU Performance Condition. The Earned PSUs are subject to a time-based vesting requirement conditioned on the recipient of the PSU Award continuing to provide service to the Company for four years from the PSU Grant Date, which is referred to as the PSU Service Condition. The Earned PSUs will vest with respect to 25% of the Earned PSUs on the one-year anniversary of the PSU Grant Date and 1/16th of the Earned PSUs on a quarterly basis thereafter.
Stock-based compensation expense associated with the PSU Awards is a component of operating expenses in the Company’s consolidated statements of operations and comprehensive loss and will be recognized over the longer of the expected achievement period for the PSU Performance Condition and the PSU Service Condition. The grant date fair value of the PSU Awards was determined using the Company’s closing common stock price on the PSU Grant Date multiplied by the number of PSUs that were probable of being earned on the PSU Grant Date. At each interim reporting date prior to the date on which the compensation committee of the Company’s board of directors certifies the PSU Performance Condition, the number of PSUs that are probable of being earned is reassessed and any changes are reflected in the total stock-based compensation expense associated with the PSU Awards.
For the years ended December 31, 2022 and 2021, the weighted-average grant-date fair value of PSUs granted was $24.49 and $56.42, respectively. During the years ended December 31, 2022 and 2021, the Company recorded stock-based compensation expense related to the PSUs of $4.4 million and $3.4 million, respectively. As of December 31, 2022, unrecognized stock-based compensation cost was $3.9 million, which is expected to be recognized over a weighted-average period of 1.7 years.
For the years ended December 31, 2022, 2021, and 2020, the weighted-average grant-date fair value of RSUs granted was $19.66, $51.37, and $10.96, respectively. For the years ended December 31, 2022, 2021, and 2020, the fair value of RSUs vested was $57.4 million, $30.5 million, and $20.3 million, respectively. As of December 31, 2022, there was $147.5 million of unrecognized stock-based compensation expense related to outstanding RSUs to employees that is expected to be recognized over a weighted-average period of 3.0 years.
2018 Employee Stock Purchase Plan
In 2018, the Company’s board of directors and stockholders each adopted the 2018 ESPP. A total of 1,700,000 shares of common stock was initially reserved for issuance under the 2018 ESPP. On January 1 of each year, shares available for issuance are increased based on the provisions of the 2018 ESPP. The 2018 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount of up to 15% through payroll deductions of their eligible compensation, subject to any plan limitations. Except for the initial offering period, the 2018 ESPP provides for 24-month offering periods beginning November 15 and May 15 of each year, and each offering period consists of four 6-month purchase periods. Pursuant to the terms of the 2018 ESPP, in January 2022, the number of shares of common stock available for issuance was increased by 1,033,043 shares.

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2022, 2021, and 2020, the assumptions used to determine the fair value of the shares to be awarded was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	2022	2021	2020
Dividend yield	—%	—%	—%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rates	1.5% - 4.6%	—% - 0.5%	0.1% - 0.2%
Expected volatility	68% - 76%	60% - 76%	50% - 82%
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
Additionally, in the event the fair market value of the Company’s common stock on the first day of a subsequent offering period is less than the fair market value of the Company’s common stock on the offering date of the current offering period, the offering period resets, and the new lower price becomes the new offering price for a new 24 month offering period. During the year ended December 31, 2022, the Company issued 272,316 shares of common stock under the 2018 ESPP.
As of December 31, 2022, there was $6.7 million of unrecognized stock-based compensation expense that is expected to be recognized over the remaining term of the respective offering periods.
Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2022, 2021, and 2020:

(In thousands)	2022	2021	2020
Cost of revenue	$1,356	$794	$779
Research and development	26,881	16,232	9,783
Sales and marketing	11,511	5,923	4,440
General and administrative	35,753	30,643	10,506
Total	$75,501	$53,592	$25,508
Stock-Based Compensation to Employees
Stock-based compensation expense related to employees for the year ended December 31, 2022 was $11.4 million, $59.7 million, and $4.5 million related to stock option grants, RSU and PSU grants, and the 2018 ESPP, respectively. Stock-based compensation expense related to employees for the year ended December 31, 2021 was $12.7 million, $38.8 million, and $2.2 million related to stock option grants, RSU grants, and the 2018 ESPP, respectively. Stock-based compensation expense related to employees for the year ended December 31, 2020 was $2.5 million, $20.0 million, and $3.2 million related to stock option grants, RSUs, and the 2018 ESPP, respectively.

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

Note 10—Net Loss per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share for the years ended December 31, 2022, 2021, and 2020:

(In thousands, except share and per share data)	2022	2021	2020
Numerator:
Net loss	$(89,885)	$(56,240)	$(22,867)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	130,517,920	127,163,591	118,698,567
Net loss per share, basic and diluted	$(0.69)	$(0.44)	$(0.19)
For the years ended December 31, 2022, 2021, and 2020, the following potentially dilutive shares were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	2022	2021	2020
Options to purchase common stock	3,851,647	4,264,068	4,858,590
Common stock issuable upon exercise of common stock warrants	350,000	350,000	400,000
Common stock issuable upon vesting of RSUs and PSUs	7,913,985	4,583,823	5,568,225
Common stock issuable in connection with employee stock purchase plan	1,781,469	329,650	540,580
Common stock issuable in connection with convertible senior notes	8,701,935	8,701,935	—
Total	22,599,036	18,229,476	11,367,395
Note 11—Income Taxes
For the years ended December 31, 2022, 2021, and 2020, the loss before income taxes consisted of the following:

(In thousands)	2022	2021	2020
Domestic	$(89,440)	$(56,165)	$(22,748)
Foreign	91	47	31
Total loss before income taxes	$(89,349)	$(56,118)	$(22,717)
For the years ended December 31, 2022, 2021, and 2020, the components of the income tax provision were as follows:

(In thousands)	2022	2021	2020
Current:
Federal	$—	$—	$(19)
State	(494)	(120)	(127)
Foreign	(42)	(2)	(4)
Total current	$(536)	$(122)	$(150)
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total deferred	$—	$—	$—
Income tax provision	$(536)	$(122)	$(150)
The Company had an effective tax rate of (0.60)%, (0.21)%, and (0.66)% for the years ended December 31, 2022, 2021, and 2020, respectively. The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2022, 2021, and 2020 were as follows:

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

	2022	2021	2020
Tax at federal statutory rate	21.00%	21.00%	21.00%
State tax, net of federal benefit	(0.38)	(0.19)	(0.49)
Stock-based compensation	(4.02)	44.13	94.02
Officer’s compensation limitation	(1.51)	—	—
Other items	(0.60)	(0.16)	(0.59)
Research and development credits	4.36	7.04	9.74
Net operating loss expiration	—	(8.08)	(14.00)
Change in valuation allowance	(19.45)	(63.95)	(110.34)
Effective tax rate	(0.60)%	(0.21)%	(0.66)%
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2022 and 2021, the significant components of the Company’s deferred tax assets and liabilities were as follows:

(In thousands)	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$80,296	$100,836
Stock-based compensation	7,628	5,617
Operating lease liability	4,066	5,296
Accrued liabilities, reserves and other	10,216	7,259
Capitalized research and development	33,179	—
Tax Credits	24,470	17,044
Gross deferred tax assets	159,855	136,052
Valuation allowance	(157,353)	(132,162)
Total deferred tax assets	2,502	3,890
Deferred tax liabilities:
Prepaid expenses	(753)	—
Operating lease asset	(1,749)	(2,452)
Debt issuance cost	—	(75)
Depreciation and amortization	—	(1,363)
Total deferred tax liabilities	(2,502)	(3,890)
Net deferred tax assets	$—	$—
The change in valuation allowance for deferred tax assets was as follows for the periods presented:

(In thousands) Year Ended December 31,	Balance at Beginning of Year	Additions Charged to Costs & Expenses	Additions Charged to Other Accounts	Deductions	Balance at End of Year
2022	$132,162	$24,489	$702	$—	$157,353
2021	92,390	39,772	—	—	132,162
2020	63,542	28,848	—	—	92,390
The Company records a full valuation allowance of $157.4 million and $132.2 million as of December 31, 2022 and 2021, respectively. The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some or all of its deferred tax assets will not be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the history of losses the Company has generated in the past, the Company believes that it is not more likely than not that all of the deferred tax assets can be realized as of December 31, 2022. Accordingly, the Company has recorded a full valuation allowance on its deferred tax assets.

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

The Company has federal net operating loss, which is referred to as NOL, carryforwards of approximately $341.4 million and $444.6 million as of December 31, 2022 and 2021, respectively. The federal NOLs generated in the years ended December 31, 2001 through 2017 will begin to expire in 2024. The federal NOL carryforwards of $324.7 million generated after December 31, 2017 can be carried forward indefinitely with utilization in any year limited to 80% of the Company’s taxable income. The Company has California NOL carryforwards of approximately $95.0 million and $90.4 million as of December 31, 2022 and 2021, respectively. California NOLs generated in the years ended December 31, 2008 through 2018 will begin to expire in 2028.
The Company has federal research and development credits of approximately $27.1 million and $19.1 million as of December 31, 2022 and 2021, respectively. In 2022, $0.2 million of federal research and development credits expired and the remaining carryforward is subject to expiration through 2042. The Company has California research and development credits of approximately $15.7 million and $13.6 million as of December 31, 2022 and 2021, respectively. California research and development credits have an infinite carryforward period.
The Tax Reform Act of 1986 and similar California legislation impose substantial restrictions on the utilization of net operating losses and tax credit carryforwards in the event that there is a change in ownership as provided by Section 382 of the Internal Revenue code and similar state provisions. Such a limitation could result in the expiration of the NOL carryforwards and tax credits before utilization, which could result in increased future tax liabilities.
Uncertain Tax Positions
As of December 31, 2022, the Company’s total amount of unrecognized tax benefits was $16.6 million, none of which would impact the Company’s effective tax rate, if recognized.
For the years ended December 31, 2022, 2021, and 2020, the activity related to the unrecognized tax benefits were as follows:

(In thousands)	2022	2021	2020
Gross unrecognized tax benefits—beginning balance	$15,391	$13,338	$12,782
Increase related to tax positions taken during prior year	1,234	697	131
Decrease related to tax positions taken during prior year	(1,253)	(148)	—
Increase related to tax positions taken during current year	1,354	1,635	608
Decrease related to expiration of unrecognized tax benefit	(153)	(131)	(183)
Gross unrecognized tax benefits—ending balance	$16,573	$15,391	$13,338
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the provision for income taxes in the period that such determination is made. As of December 31, 2022, the Company did not currently recognize any penalties or interest charges relating to uncertain tax positions. The Company does not anticipate the recorded reserves to change significantly in the next 12 months.
The Company is subject to taxation in the United States and various other state and foreign jurisdictions. Due to certain tax attribute carryforwards, the tax years 2001 to 2021 remain open to examination by the major taxing jurisdictions in which the Company is subject to tax. As of December 31, 2022, the Company was not under examination by the Internal Revenue Service or any state or foreign tax jurisdiction.
Note 12—Segment and Geographical Information
The Company operates as one operating and reportable segment for purposes of allocating resources and evaluating financial performance.

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

The following table sets forth total revenue by type of service for the years ended December 31, 2022, 2021, and 2020:

(In thousands)	2022	2021	2020
Marketplace
Basic, Plus, Client Marketplace (1) and other	$518,282	$427,476	$317,942
Enterprise	48,341	34,864	20,210
Managed services	51,695	40,457	35,476
Total	$618,318	$502,797	$373,628
(1) In April 2022, the Company combined its Upwork Basic and Upwork Plus client offerings into a new Client Marketplace offering.
The Company generates its revenue from talent and clients. The following table sets forth total revenue by geographic area based on the billing address of its talent and clients for the years ended December 31, 2022, 2021, and 2020:

(In thousands)	2022	2021	2020
Talent:
United States	$86,892	$74,890	$60,861
India	45,817	42,277	33,109
Philippines	39,946	32,918	22,924
Rest of world (1)	162,016	146,894	109,805
Total talent	334,671	296,979	226,699
Clients:
United States	210,582	153,003	107,359
Rest of world (1)	73,065	52,815	39,570
Total clients	283,647	205,818	146,929
Total	$618,318	$502,797	$373,628
(1) During the years ended December 31, 2022, 2021, and 2020, no country included in the Rest-of-World category had revenue that exceeded 10% of total talent revenue, total client revenue, or total revenue.
Substantially all of the Company’s long-lived assets were located in the United States as of December 31, 2022 and 2021.
Note 13—401(k) Plan
The Company offers the Upwork Retirement Savings Plan, which is referred to as the Retirement Plan, a defined contribution plan that allows employees to contribute a portion of their salary, subject to the annual limits. Under the Retirement Plan, eligible employees may defer a portion of their pretax salaries, but not more than the statutory limits. The Retirement Plan provides for a discretionary employer cash matching contribution. The Company makes matching cash contributions equal to 50% of each dollar contributed, subject to a maximum contribution of $5,000 annually per participant. The Company’s total expense for the matching contributions was $3.5 million, $2.5 million, and $2.5 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer, who is currently our Principal Executive Officer and Interim Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, as of December 31, 2022. Our Chief Executive Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.
Management’s Report on Internal Control Over Financial Reporting
Our management, including our Chief Executive Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2022. This report appears on page 66.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders, which we refer to as the Proxy Statement, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2022, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2022, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2022, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2022, and is incorporated herein by reference.

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
(3) Exhibits.
Exhibit Index

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation.	10-Q	001-38678	3.1	November 8, 2018
3.2	Amended and Restated Bylaws.	8-K	001-38678	3.1	October 24, 2022
4.1	Form of Common Stock Certificate.	S-1	333-227207	4.1	September 6, 2018
4.2	Amended and Restated Investors’ Rights Agreement, dated August 19, 2014, by and among Upwork and certain security holders of Upwork, as amended.	S-1	333-227207	4.2	September 6, 2018
4.3	Warrant, dated May 1, 2018, by and between Upwork and Tides Foundation.	S-1	333-227207	4.4	September 6, 2018
4.4	Description of Securities Registered Under Section 12 of the Exchange Act.					X
4.5	Indenture, dated as of August 10, 2021, between Upwork Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-38678	4.1	August 10, 2021
4.6	Form of 0.25% Convertible Senior Notes due 2026 (included in Exhibit 4.5).	8-K	001-38678	4.2	August 10, 2021
10.1*	Form of Indemnification Agreement by and between Upwork and each of its directors and executive officers.	S-1	333-227207	10.1	September 6, 2018
10.2*	oDesk 2004 Stock Plan, as amended, and forms of equity agreements thereunder.	S-1	333-227207	10.2	September 6, 2018
10.3*	2014 Equity Incentive Plan, as amended, and forms of equity agreements thereunder.	S-1	333-227207	10.3	September 6, 2018
10.4*	2018 Equity Incentive Plan and forms of award agreements thereunder.	S-1	333-227207	10.4	September 6, 2018
10.5*	2018 Employee Stock Purchase Plan and enrollment forms thereunder.	S-1	333-227207	10.5	September 6, 2018
10.6*	Offer Letter, dated February 25, 2015, by and between Upwork and Elizabeth Nelson.	S-1	333-227207	10.13	September 6, 2018
10.7*	Offer Letter, dated August 3, 2018, by and between Upwork and Gary Steele.	S-1	333-227207	10.16	September 6, 2018
10.8*	Upwork Performance Bonus Plan.	10-Q	001-38678	10.2	May 8, 2019
10.9*	Offer Letter, dated June 17, 2019 by and between Upwork and Leela Srinivasan.	10-Q	001-38678	10.2	August 7, 2019
10.10*	Change in Control and Severance Agreement, dated December 8, 2019, by and between Upwork and Hayden Brown.	10-K	001-38678	10.8	March 2, 2020
10.11*	Amended and Restated Offer Letter, dated December 8, 2019, by and between Upwork and Hayden Brown.	10-K	001-38678	10.11	March 2, 2020
10.12*	Change in Control and Severance Agreement, dated May 29, 2018, by and between Upwork and Randoll Eric Gilpin.	10-Q	001-38678	10.1	August 4, 2020
10.13*	Amended and Restated Offer Letter, dated May 29, 2018, by and between Upwork and Randoll Eric Gilpin.	10-Q	001-38678	10.2	August 4, 2020
10.14*	Offer Letter, dated July 10, 2020, by and between Upwork Inc. and Jeff McCombs.	10-Q	001-38678	10.1	November 4, 2020
10.15*	Change in Control and Severance Agreement, dated August 4, 2020, by and between Upwork Inc. and Jeff McCombs.	10-Q	001-38678	10.2	November 4, 2020

10.16*	Offer Letter, dated October 13, 2020, by and between Upwork Inc. and Anilu Vazquez-Ubarri.	10-K	001-38678	10.21	February 24, 2021
10.17*	Stock Option Agreement, dated January 18, 2021, by and between Upwork Inc. and Hayden Brown.	10-Q	001-38678	10.1	May 4, 2021
10.18	Form of Capped Call Transaction Confirmation.	8-K	001-38678	10.1	August 10, 2021
10.19	Lease Agreement, dated May 14, 2014, by and between Upwork and CLPF, as amended.	10-K	001-38678	10.19	February 15, 2022
10.20*	Transition and Separation Agreement, dated September 21, 2022, by and between Upwork Inc. and Jeff McCombs.	10-Q	001-38678	10.1	October 26, 2022
21.1	List of Subsidiaries.					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature page to Annual Report).					X
31.1
Certification of Principal Executive Officer and Interim Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
X
32.1#	Certification of Principal Executive Officer and Interim Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 is formatted in Inline XBRL.					X
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

Upwork Inc.
Date: February 16, 2023	By:	/s/ Hayden Brown
Hayden Brown
President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Hayden Brown, as his or her true and lawful attorney-in-fact, proxy, and agent, with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact, proxy, and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, proxy, and agent, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hayden Brown	President, Chief Executive Officer, and Director	February 16, 2023
Hayden Brown	(Principal Executive Officer and Interim Principal Financial Officer)

/s/ Olivier Marie	Chief Accounting Officer and Treasurer	February 16, 2023
Olivier Marie	(Principal Accounting Officer)

/s/ Gregory C. Gretsch	Director	February 16, 2023
Gregory C. Gretsch

/s/ Kevin Harvey	Director	February 16, 2023
Kevin Harvey

/s/ Thomas Layton	Director	February 16, 2023
Thomas Layton

/s/ Elizabeth Nelson	Director	February 16, 2023
Elizabeth Nelson

/s/ Leela Srinivasan	Director	February 16, 2023
Leela Srinivasan

/s/ Gary Steele	Director	February 16, 2023
Gary Steele

/s/ Anilu Vazquez-Ubarri	Director	February 16, 2023
Anilu Vazquez-Ubarri