Form 10-Q
period 2023-03-31
UPWORK, INC
filed 2023-05-03
CIK 1627475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of March 31, 2023, there were 133,464,264 shares of the registrant’s common stock outstanding.

Unless otherwise expressly stated or the context otherwise requires, references in this Quarterly Report on Form 10-Q, which we refer to as this Quarterly Report, to “Upwork,” “Company,” “our,” “us,” and “we” and similar references refer to Upwork Inc. and its wholly owned subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. All statements contained in this Quarterly Report, other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, potential growth or growth prospects, active clients, future research and development, sales and marketing and general and administrative expenses, provision for transaction losses, our objectives for future operations, and potential impacts as the COVID-19 pandemic subsides, are forward-looking statements. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
UPWORK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share data)	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$101,985	$129,384
Marketable securities	407,643	557,230
Funds held in escrow, including funds in transit	179,420	161,457
Trade and client receivables – net of allowance of $9,018 and $12,464 as of March 31, 2023 and December 31, 2022, respectively	59,291	64,888
Prepaid expenses and other current assets	19,481	17,947
Total current assets	767,820	930,906
Property and equipment, net	23,104	22,063
Goodwill	118,219	118,219
Operating lease asset	6,803	7,603
Other assets, noncurrent	2,120	1,454
Total assets	$918,066	$1,080,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,248	$7,549
Escrow funds payable	179,420	161,457
Accrued expenses and other current liabilities	47,595	53,611
Deferred revenue	25,557	25,075
Total current liabilities	256,820	247,692
Debt, noncurrent	354,705	564,261
Operating lease liability, noncurrent	9,713	11,177
Other liabilities, noncurrent	7,872	8,236
Total liabilities	629,110	831,366
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.0001 par value; 490,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 133,464,264 and 132,368,265 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	13	13
Additional paid-in capital	613,887	592,900
Accumulated other comprehensive loss	(1,162)	(3,085)
Accumulated deficit	(323,782)	(340,949)
Total stockholders’ equity	288,956	248,879
Total liabilities and stockholders’ equity	$918,066	$1,080,245
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2023	2022
Revenue	$160,858	$141,337
Cost of revenue	40,427	37,916
Gross profit	120,431	103,421
Operating expenses
Research and development	44,481	38,161
Sales and marketing	65,000	57,642
General and administrative	29,287	29,141
Provision for transaction losses	6,701	2,129
Total operating expenses	145,469	127,073
Loss from operations	(25,038)	(23,652)
Interest expense	1,101	1,125
Other income, net	(44,101)	(68)
Income (loss) before income taxes	17,962	(24,709)
Income tax provision	(795)	(29)
Net income (loss)	$17,167	$(24,738)

Net income (loss) per share:
Basic	$0.13	$(0.19)
Diluted	$(0.15)	$(0.19)

Weighted-average shares used to compute net income (loss) per share
Basic	132,836	129,359
Diluted	135,966	129,359

Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) on marketable securities, net	$1,923	$(2,850)
Total comprehensive income (loss)	19,090	(27,588)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended March 31, 2023	Shares	Amount
Balances as of December 31, 2022	132,368,265	$13	$592,900	$(3,085)	$(340,949)	$248,879
Issuance of common stock upon exercise of stock options	223,251	—	758	—	—	758
Stock-based compensation expense	—	—	20,041	—	—	20,041
Issuance of common stock for settlement of RSUs	872,748	—	—	—	—	—
Tides Foundation common stock warrant expense	—	—	188	—	—	188
Issuance of common stock in connection with employee stock purchase plan	—	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	1,923	—	1,923
Net income	—	—	—	—	17,167	17,167
Balances as of March 31, 2023	133,464,264	$13	$613,887	$(1,162)	$(323,782)	$288,956

(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended March 31, 2022	Shares	Amount
Balances as of December 31, 2021	129,130,478	$13	$511,096	$(528)	$(251,064)	$259,517
Issuance of common stock upon exercise of stock options	124,094	—	488	—	—	488
Stock-based compensation expense	—	—	16,744	—	—	16,744
Issuance of common stock for settlement of RSUs	396,646	—	—	—	—	—
Tides Foundation common stock warrant expense	—	—	188	—	—	188
Unrealized loss on marketable securities	—	—	—	(2,850)	—	(2,850)
Net loss	—	—	—	—	(24,738)	(24,738)
Balances as of March 31, 2022	129,651,218	$13	$528,516	$(3,378)	$(275,802)	$249,349
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$17,167	$(24,738)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for transaction losses	3,712	1,919
Depreciation	2,024	2,009
Amortization of debt issuance costs	716	740
Amortization of premium (accretion of discount) of purchases of marketable securities, net	(3,487)	537
Amortization of operating lease asset	800	751
Tides Foundation common stock warrant expense	188	188
Stock-based compensation expense	19,900	16,735
Gain on early extinguishment of debt	(38,945)	—
Changes in operating assets and liabilities:
Trade and client receivables	1,990	2,990
Prepaid expenses and other assets	(1,360)	(1,394)
Operating lease liability	(1,419)	(1,292)
Accounts payable	(3,380)	1,150
Accrued expenses and other liabilities	(6,855)	(12,734)
Deferred revenue	248	1,663
Net cash used in operating activities	(8,701)	(11,476)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(156,128)	(160,251)
Proceeds from maturities of marketable securities	167,416	106,634
Proceeds from sale of marketable securities	143,709	—
Purchases of property and equipment	(158)	(193)
Internal-use software and platform development costs	(2,703)	(1,233)
Net cash provided by (used in) investing activities	152,136	(55,043)
CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in escrow funds payable	17,963	35,566
Proceeds from exercises of stock options	758	488
Net cash paid for early extinguishment of debt	(170,752)	—
Net cash provided by (used in) financing activities	(152,031)	36,054
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(8,596)	(30,465)
Cash, cash equivalents, and restricted cash—beginning of period	295,231	352,058
Cash, cash equivalents, and restricted cash—end of period	$286,635	$321,593
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$811	$763
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
Property and equipment purchased but not yet paid	$79	$302
Internal-use software and platform development costs incurred but not yet paid	$57	$—
Marketable securities purchased but not yet paid	$—	$3,985
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1—Description of Business
Upwork Inc., which is referred to as the Company or Upwork, operates a work marketplace that connects businesses, which are referred to as clients, with independent talent. Independent talent on the Company’s work marketplace, which are referred to as talent, and, together with clients, as users, include independent professionals and agencies of varying sizes and are an increasingly sought-after, critical, and expanding segment of the global workforce. The Company is headquartered in San Francisco, California.
Unless otherwise expressly stated or the context otherwise requires, the terms “Upwork” and the “Company” in these notes to the condensed consolidated financial statements refer to Upwork and its wholly owned subsidiaries.
Note 2—Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, which is referred to as U.S. GAAP, and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which is referred to as the Annual Report, filed with the SEC on February 16, 2023.
The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by U.S. GAAP.
The condensed consolidated financial statements include the accounts of Upwork and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.
The accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, changes in stockholders’ equity and cash flows for the interim periods, but do not purport to be indicative of the results of operations or financial condition to be anticipated for the full year ending December 31, 2023.
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
Recent Accounting Pronouncements Not Yet Adopted
The Company has reviewed the accounting pronouncements issued during the three months ended March 31, 2023 and concluded they were either not applicable or not expected to have a material impact on the Company’s condensed consolidated financial statements.
Note 3—Revenue
Disaggregation of Revenue
See “Note 9—Segment and Geographical Information” for the Company’s revenue disaggregated by type of service and geographic area.
Remaining Performance Obligations
As of March 31, 2023, the Company had $32.9 million of remaining performance obligations. The Company’s remaining performance obligations primarily consist of the transaction price that has been allocated to unexercised material rights related to the Company’s arrangements with talent subject to tiered service fees. The remaining transaction price allocated to other performance obligations is immaterial. As of March 31, 2023, the Company expects to recognize $25.6 million over the next 12 months, with the remaining balance recognized thereafter.
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
Contract Balances
The following table provides information about the balances of the Company’s trade and client receivables, net of allowance and contract liabilities included in deferred revenue and other liabilities, noncurrent:

(In thousands)	March 31, 2023	December 31, 2022
Trade and client receivables, net of allowance	$59,291	$64,888
Contract liabilities
Deferred revenue	25,557	25,075
Deferred revenue (component of other liabilities, noncurrent)	7,380	7,614
During the three months ended March 31, 2023, changes in the contract liabilities balances were a result of normal business activity and deferral, and subsequent recognition, of revenue related to arrangements with talent subject to tiered service fees and related allocation of transaction price to material rights.
Revenue recognized during the three months ended March 31, 2023 that was included in deferred revenue as of December 31, 2022 was $9.1 million. Revenue recognized during the three months ended March 31, 2022 that was included in deferred revenue as of December 31, 2021 was $7.7 million.
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
The Company’s financial instruments that are carried at fair value consist of Level I and Level II assets as of March 31, 2023 and December 31, 2022. The following tables summarize the Company’s cash and available-for-sale marketable securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category reported as cash and cash equivalents or marketable securities as of March 31, 2023 and December 31, 2022:

(In thousands) March 31, 2023	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$38,551	$—	$—	$38,551	$38,551	$—
Level I
Money market funds	53,522	—	—	53,522	53,522	—
Treasury bills	175,273	51	(5)	175,319	9,912	165,407
U.S. government securities	73,256	19	(955)	72,320	—	72,320
Total Level I	302,051	70	(960)	301,161	63,434	237,727
Level II
Commercial paper	64,914	—	—	64,914	—	64,914
Corporate bonds	30,682	8	(139)	30,551	—	30,551
Commercial deposits	19,880	—	—	19,880	—	19,880
Asset-backed securities	35,776	103	(207)	35,672	—	35,672
Yankee bonds	2,091	—	(4)	2,087	—	2,087
Agency bonds	5,977	2	(9)	5,970	—	5,970
Agency discount bonds	10,829	13	—	10,842		10,842
Total Level II	170,149	126	(359)	169,916	—	169,916
Total	$510,751	$196	$(1,319)	$509,628	$101,985	$407,643

(In thousands) December 31, 2022	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$27,528	$—	$—	$27,528	$27,528	$—
Level I
Money market funds	85,302	—	—	85,302	85,302	—
Treasury bills	172,500	13	(131)	172,382	5,096	167,286
U.S. government securities	106,167	—	(2,025)	104,142	—	104,142
Total Level I	363,969	13	(2,156)	361,826	90,398	271,428
Level II
Commercial paper	120,360	—	—	120,360	8,038	112,322
Corporate bonds	85,639	3	(639)	85,003	3,420	81,583
Commercial deposits	28,945	—	—	28,945	—	28,945
Asset-backed securities	33,261	31	(306)	32,986	—	32,986
Yankee bonds	5,176	—	(8)	5,168	—	5,168
Agency bonds	12,989	7	(23)	12,973	—	12,973
Agency discount bonds	8,796	31	—	8,827	—	8,827
Supranational bonds	3,000	—	(2)	2,998	—	2,998
Total Level II	298,166	72	(978)	297,260	11,458	285,802
Total	$689,663	$85	$(3,134)	$686,614	$129,384	$557,230
Unrealized Investment Losses
The following tables summarize, for all debt securities classified as available for sale in an unrealized loss position as of March 31, 2023 and December 31, 2022, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position.

(In thousands)	Less Than 12 Months		12 Months or Longer		Total
Duration of unrealized losses March 31, 2023	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Treasury bills	$4,980	$(5)	$—	$—	$4,980	$(5)
U.S. government securities	5,036	(5)	58,990	(950)	64,026	(955)
Corporate bonds	8,065	(46)	16,548	(93)	24,613	(139)
Asset-backed securities	24,341	(127)	5,088	(80)	29,429	(207)
Yankee bonds	2,087	(4)	—	—	2,087	(4)
Agency bonds	2,479	(9)	—	—	2,479	(9)
Total	$46,988	$(196)	$80,626	$(1,123)	$127,614	$(1,319)

(In thousands)	Less Than 12 Months		12 Months or Longer		Total
Duration of unrealized losses December 31, 2022	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Treasury bills	$132,995	$(131)	$—	$—	$132,995	$(131)
U.S. government securities	21,214	(63)	82,927	(1,963)	104,141	(2,026)
Corporate bonds	18,274	(120)	58,235	(519)	76,509	(639)
Asset-backed securities	23,515	(285)	1,707	(20)	25,222	(305)
Yankee bonds	2,578	(6)	2,591	(2)	5,169	(8)
Agency bonds	9,478	(23)	—	—	9,478	(23)
Supranational bonds	2,998	(2)	—	—	2,998	(2)
Total	$211,052	$(630)	$145,460	$(2,504)	$356,512	$(3,134)
For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the securities. As of March 31, 2023 and December 31, 2022, the decline in fair value of these securities was due to increases in interest rates and not due to credit-related factors. As of March 31, 2023 and 2022, the Company considered any decreases in market value to be temporary in nature and did not consider any of the Company’s marketable securities to be other-than-temporarily impaired. The Company did not record any impairment charges with respect to its marketable securities during each of the three months ended March 31, 2023 and 2022.
In March 2023, the Company sold $138.2 million of available-for-sale marketable securities to enable the repurchase of a portion of the Company’s outstanding 0.25% convertible senior notes due 2026, which are referred to as the Notes. For additional information regarding the Notes, refer to “Note 7—Debt.”
Note 5—Balance Sheet Components
Cash and Cash Equivalents, Restricted Cash, and Funds Held In Escrow, Including Funds In Transit
The following table reconciles cash and cash equivalents, restricted cash, and funds held in escrow that are restricted as reported in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 to the total of the same amounts shown in the condensed consolidated statement of cash flows for the three months ended March 31, 2023:

(In thousands)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$101,985	$129,384
Restricted cash	5,230	4,390
Funds held in escrow, including funds in transit	179,420	161,457
Total cash, cash equivalents, and restricted cash as shown in the condensed consolidated statement of cash flows	$286,635	$295,231

Property and Equipment, Net
Property and equipment, net consisted of the following:

(In thousands)	March 31, 2023	December 31, 2022
Internal-use software and platform development	$36,120	$33,273
Leasehold improvements	11,644	11,644
Computer equipment and software	6,705	6,514
Office furniture and fixtures	3,475	3,475
Total property and equipment	57,944	54,906
Less: accumulated depreciation	(34,840)	(32,843)
Property and equipment, net	$23,104	$22,063
For the three months ended March 31, 2023 and 2022, depreciation expense related to property and equipment was $0.8 million and $0.8 million, respectively.
For the three months ended March 31, 2023 and 2022, the Company capitalized $2.9 million and $1.2 million of internal-use software and platform development costs, respectively.
For the three months ended March 31, 2023 and 2022, amortization expense related to the capitalized internal-use software and platform development costs was $1.2 million and $1.2 million, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(In thousands)	March 31, 2023	December 31, 2022
Accrued compensation and related benefits	$7,981	$17,239
Accrued indirect taxes	12,042	14,102
Accrued vendor expenses	15,271	8,858
Operating lease liability, current	6,547	6,502
Accrued payment processing fees	2,485	2,425
Accrued talent costs	1,457	2,352
Other	1,812	2,133
Total accrued expenses and other current liabilities	$47,595	$53,611
Note 6—Commitments and Contingencies
Letters of Credit
In conjunction with the Company’s operating lease agreements, as of March 31, 2023 and December 31, 2022, the Company had irrevocable letters of credit outstanding in the aggregate amounts of $1.7 million and $0.8 million, respectively. The letters of credit are collateralized by restricted cash in the same amount. No amounts had been drawn against these letters of credit as of March 31, 2023 and December 31, 2022.

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
As of March 31, 2023 and December 31, 2022, the Company was not a party to any material legal proceedings or claims, nor is the Company aware of any pending or threatened litigation or claims, including non-income tax matters, that could reasonably be expected to have a material adverse effect on its business, operating results, cash flows, or financial condition. Accordingly, the amounts accrued for contingencies for which the Company believes a loss is probable were not material as of March 31, 2023 and December 31, 2022.
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
Note 7—Debt
The following table presents the carrying value of the Company’s debt obligations as of March 31, 2023 and December 31, 2022:

(In thousands)	March 31, 2023	December 31, 2022
Convertible senior notes	$360,998	$575,000
Total debt	360,998	575,000
Less: unamortized debt issuance costs	(6,293)	(10,739)
Debt, noncurrent	$354,705	$564,261
Weighted-average interest rate	0.76%	0.76%
Convertible Senior Notes Due 2026
On August 10, 2021, the Company issued, at par value, $575.0 million aggregate principal amount of the Notes. The issuance included the full exercise of an option granted by the Company to the initial purchasers of the Notes to purchase an additional $75.0 million aggregate principal amount of Notes. The Notes were issued pursuant to and are subject to the terms and conditions of an indenture between the Company and Wells Fargo Bank, National Association, as trustee, which is referred to as the Indenture.

The Notes were offered and sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.
On each of March 21, 2023 and March 23, 2023, the Company entered into separate, privately negotiated repurchase agreements with a limited number of institutional holders of the Notes to repurchase for cash an aggregate of $214.0 million principal amount of the Notes, which are collectively referred to as the Repurchases. The Company paid $170.8 million in cash to consummate the Repurchases. As a result, during the three months ended March 31, 2023, the Company recognized a gain on the early extinguishment of debt of $38.9 million, which is net of $3.7 million related to the pro-rata write-off of unamortized issuance costs associated with the sale of the Notes in August 2021, and $0.6 million of other fees incurred to effect the Repurchases. The resulting gain on early extinguishment of debt is included in other income, net in the Company’s condensed consolidated statement of operations and comprehensive income (loss). As of March 31, 2023, $361.0 million principal amount of the Notes remain outstanding.
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
For the three months ended March 31, 2023, interest expense was $0.4 million and amortization of the issuance costs was $0.7 million related to the Notes. For the three months ended March 31, 2022, interest expense was $0.4 million and amortization of the issuance costs was $0.7 million related to the Notes. As of March 31, 2023, the if-converted value of the Notes did not exceed the outstanding principal amount. As of March 31, 2023, the total estimated fair value of the Notes was $304.1 million and was determined based on a market approach using actual bids and offers of the Notes in an over-the-counter market on the last trading day of the period. The Company considers these assumptions to be Level II inputs in accordance with the fair value hierarchy described in “Note 4—Fair Value Measurements.”
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
The Capped Calls remain in effect notwithstanding the Repurchases.
Note 8—Net Loss per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented:

	Three Months Ended March 31,
(In thousands, except share and per share data)	2023	2022
Numerator:
Basic: net income (loss)	$17,167	$(24,738)
Gain on early extinguishment of debt, net of tax	(38,525)	—
Interest expense related to convertible senior notes, net of tax	389	—
Diluted	$(20,969)	$(24,738)

Denominator:
Weighted-average shares used to compute net income (loss) per share, basic and diluted
Basic	132,835,837	129,358,872
Common stock issuable in connection with convertible senior notes	3,130,578	—
Diluted	135,966,415	129,358,872

Net income (loss) per share:
Basic	$0.13	$(0.19)
Diluted	$(0.15)	$(0.19)
The following potentially dilutive shares were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	As of March 31,
	2023	2022
Options to purchase common stock	3,628,396	4,139,974
Common stock issuable upon exercise of common stock warrants	350,000	350,000
Common stock issuable upon vesting of restricted stock units and performance stock units	10,619,944	7,752,697
Common stock issuable in connection with employee stock purchase plan	1,236,008	300,130
Common stock issuable in connection with convertible senior notes	5,463,045	8,701,935
Total	21,297,393	21,244,736
Note 9—Segment and Geographical Information
The Company operates as one operating and reportable segment for purposes of allocating resources and evaluating financial performance.

The following table sets forth total revenue by type of service for the periods presented:

	Three Months Ended March 31,
(In thousands)	2023	2022
Marketplace
Basic, Plus, Client Marketplace(1) and other	$136,676	$118,667
Enterprise	11,412	10,758
Managed services	12,770	11,912
Total revenue	$160,858	$141,337
(1) In April 2022, the Company combined its Upwork Basic and Upwork Plus client offerings into a Client Marketplace offering.
The Company generates its revenue from talent and clients. The following table sets forth total revenue by geographic area based on the billing address of its talent and clients for the periods presented:

	Three Months Ended March 31,
(In thousands)	2023	2022
Talent
United States	$22,460	$20,763
India	11,428	11,421
Philippines	10,366	9,636
Rest of world (1)	41,402	40,823
Total talent revenue	85,656	82,643
Clients
United States	55,451	43,839
Rest of world (1)	19,751	14,855
Total clients revenue	75,202	58,694
Total revenue	$160,858	$141,337
(1) During the three months ended March 31, 2023 and 2022, no single country included in the Rest of world category had revenue that exceeded 10% of Total talent revenue, Total clients revenue, or Total revenue.
Substantially all of the Company’s long-lived assets were located in the United States as of March 31, 2023 and December 31, 2022.
Note 10—Subsequent Events
On May 3, 2023, the Company announced a reduction to its workforce. As a result, the Company expects to incur charges of approximately $4.0 million, consisting primarily of employee severance and benefit costs, in the second quarter of 2023.

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
Overview
Independent talent is an increasingly sought-after, critical, and expanding segment of the global workforce. We operate the world’s largest work marketplace that connects businesses with independent talent from across the globe, as measured by gross services volume, which we refer to as GSV. GSV represents the total amount that clients spend on both our marketplace offerings and our managed services offering as well as additional fees we charge for other services. We define talent as users that advertise and provide services to clients through our work marketplace, and we define clients as users that seek and work with talent through our work marketplace. Talent includes independent professionals and agencies of varying sizes. Clients on our work marketplace range in size, including small businesses to Fortune 100 companies.
Financial Highlights
In the first quarter of 2023, we continued to focus on evolving our products and offerings and driving brand awareness through marketing efforts. The number of active clients increased 4% as of March 31, 2023, as compared to the same period in 2022, and our GSV per active client increased 5% as of March 31, 2023, as compared to the same period in 2022. Our first quarter results were impacted by a number of factors, including changes to client fees as a result of the shift to our Client Marketplace offering in April 2022 and challenging macroeconomic conditions. As a result, GSV remained flat at $1.0 billion during the three months ended March 31, 2023, as compared to the same period in 2022.
For the three months ended March 31, 2023, marketplace revenue increased 14%, as compared to the same period in 2022, driven by client fee changes related to the shift to our Client Marketplace offering in April 2022. Additionally, we continued our efforts to better address large enterprise and other clients through our Upwork Enterprise and other premium offerings. As a result, for the three months ended March 31, 2023, Enterprise Revenue increased 6%, as compared to the same period in 2022, which also drove the increase in marketplace revenue.
Recent Developments
In March 2023, we announced the retirement of our tiered service fee structure for talent working with clients on our Client Marketplace offering—ranging from 5% to 20%—in favor of a flat fee of 10%. This change will take effect on new contracts and existing contracts that would have otherwise been subject to a 20% fee under our tiered service fee model starting May 3, 2023. Talent that have existing contracts with a 5% fee under our tiered service fee model will retain that rate for those contracts through the end of 2023. Additionally, a contract initiation fee for clients on our Client Marketplace offering—up to $4.95 per contract—was introduced for all contracts on April 26, 2023. As a result, we expect marketplace revenue and marketplace take rate to increase throughout the remainder of 2023.
Additionally, in light of the worsening macroeconomic conditions as well as our efforts to reduce spend and streamline operations, we implemented a reduction of our workforce in May 2023, largely in our sales team. We reduced our total number of full-time employees by approximately 15% and have also reduced positions of independent team members. As a result, we expect to incur charges of approximately $4.0 million, consisting primarily of employee severance and benefit costs, in the second quarter of 2023. We are also implementing a number of other cost-saving measures, including reducing our investments in brand awareness, vendor spend, and other non-personnel costs. We expect these measures will positively impact adjusted EBITDA for the full year 2023.
Key Financial and Operational Metrics
As of and for the three months ended March 31, 2023, our key financial and operating metrics are as follows:

	Three Months Ended March 31,		% Change
(In thousands, except percentages)	2023	2022
GSV	$1,003,345	$1,001,375	—%
Marketplace revenue	$148,088	$129,425	14%
Marketplace take rate	14.9%	13.1%	1.8%
Net income (loss)	$17,167	$(24,738)	169%
Adjusted EBITDA[1]	$(2,926)	$(433)	(576)%

	As of March 31,		% Change
(Active clients are in thousands)	2023	2022
Active clients	827	793	4%
GSV per active client	$4,967	$4,742	5%
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
Gross Services Volume (GSV)
GSV includes both client spend and additional fees charged for other services. Client spend, which we define as the total amount that clients spend on both our marketplace offerings and our managed services offering, is the primary component of GSV. GSV also includes fees charged to users, such as for transacting payments through our work marketplace, user memberships, purchases of “Connects” (virtual tokens that allow talent to bid on projects and paid promotional products on our work marketplace), and foreign currency exchange. GSV is an important metric because it represents the amount of business transacted through our work marketplace.
Marketplace Revenue
Marketplace revenue, which represents the majority of our revenue, consists of revenue derived from our marketplace offerings. Marketplace offerings consist of all offerings other than our managed services offering, including our Client Marketplace and Enterprise offerings and, for periods prior to the introduction of our Client Marketplace offering in April 2022, our former Upwork Basic and Upwork Plus offerings.
We generate marketplace revenue from both talent and clients. Marketplace revenue is primarily generated from fees charged to talent as a percentage of their billings to clients, which we refer to as
1Adjusted EBITDA is not prepared in accordance with, and is not an alternative to, financial measures prepared in accordance with U.S. GAAP. See “Key Financial and Operational Metrics—Non-GAAP Financial Measures” below for a definition of adjusted EBITDA and for information regarding our use of adjusted EBITDA and a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure prepared under U.S. GAAP.

talent service fees, and to a lesser extent, fees charged to clients through our Client Marketplace offering, which we refer to as client marketplace fees. Additionally, marketplace revenue includes revenue from our Enterprise offering, which we refer to as Enterprise Revenue, including all client fees, subscriptions, and talent service fees. We also generate marketplace revenue from fees for premium offerings, including talent memberships, purchases of Connects, and other services, such as foreign currency exchange when clients choose to pay in currencies other than the U.S. dollar, and our Upwork Payroll offering.
In March 2023, we announced (i) the retirement of our tiered service fee structure for talent working with clients on our Client Marketplace offering—ranging from 5% to 20%—in favor of a flat fee of 10% and (ii) a contract initiation fee up to $4.95 per contract for clients on our Client Marketplace offering.
Marketplace Take Rate
Marketplace take rate measures the correlation between marketplace revenue and marketplace GSV and is calculated by dividing marketplace revenue by marketplace GSV. We define marketplace GSV as GSV derived from our marketplace offerings. Marketplace take rate is an important metric because it is the key indicator of how well we monetize spend on our work marketplace from our Client Marketplace (and previously Upwork Basic and Upwork Plus), Enterprise, Payroll, and other premium offerings, which we refer to as our marketplace offerings.
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
We define adjusted EBITDA as net income (loss) adjusted for stock-based compensation expense; depreciation and amortization; interest expense; other (income) expense, net; income tax (benefit) provision; and, if applicable, other non-cash transactions. Additionally, in response to Russia’s invasion of Ukraine, during the three months ended March 31, 2022, we incurred certain incremental expenses associated with our humanitarian response efforts. These expenses are not representative of our ongoing operations, and, as a result, we excluded these costs from adjusted EBITDA for the three months ended March 31, 2022. Adjusted EBITDA is not prepared in accordance with, and is not an alternative to, financial measures prepared in accordance with U.S. GAAP.

The following table presents a reconciliation of net loss, the most directly comparable financial measure prepared in accordance with U.S. GAAP, to adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
(In thousands)	2023	2022
Net Income (loss)	$17,167	$(24,738)
Add back (deduct):
Stock-based compensation expense	19,900	16,735
Depreciation	2,024	2,009
Interest expense	1,101	1,125
Other income, net (1)	(44,101)	(68)
Income tax provision	795	29
Tides Foundation common stock warrant expense	188	188
Humanitarian response efforts (2)	—	4,287
Adjusted EBITDA	$(2,926)	$(433)
(1) During the three months ended March 31, 2023, we recognized a gain on the early extinguishment of debt of $38.9 million, which is included in other income, net.
(2) Represents (i) $1.4 million of special one-time bonuses to our team members in the region impacted by Russia’s invasion of Ukraine, (ii) $1.5 million of expenses incurred in connection with the relocation of our team members in the impacted region, (iii) $1.1 million of donations made to humanitarian aid organizations to support initiatives related to humanitarian response efforts in the impacted region, primarily to Direct Relief International, a humanitarian aid organization, and (iv) $0.4 million of payments of one-time service award bonuses (and associated taxes) to certain of our team members paid in recognition of contributions made by such team members to our humanitarian response efforts in the impacted region.
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
Other Income, Net
Other income, net consists primarily of interest income that we earn from our deposits in money market funds and investments in marketable securities and gains and losses from foreign currency exchange transactions. Additionally, during the three months ended March 31, 2023, we recognized a gain on the early extinguishment of debt of $38.9 million, which is included in other income, net. For additional information about the gain on early extinguishment of debt, see the section below titled “—Convertible Senior Notes Due 2026.”
Results of Operations
The following table sets forth our condensed consolidated results of operations for the periods presented:

	Three Months Ended March 31,
(In thousands)	2023	2022
Revenue
Marketplace	$148,088	$129,425
Managed services	12,770	11,912
Total revenue	160,858	141,337
Cost of revenue(1)	40,427	37,916
Gross profit	120,431	103,421
Operating expenses
Research and development(1)	44,481	38,161
Sales and marketing(1)	65,000	57,642
General and administrative(1)	29,287	29,141
Provision for transaction losses	6,701	2,129
Total operating expenses	145,469	127,073
Loss from operations	(25,038)	(23,652)
Interest expense	1,101	1,125
Other income, net	(44,101)	(68)
Income (loss) before income taxes	17,962	(24,709)
Income tax provision	(795)	(29)
Net income (loss)	$17,167	$(24,738)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Cost of revenue	$420	$239
Research and development	7,629	5,615
Sales and marketing	3,568	2,265
General and administrative	8,283	8,616
Total stock-based compensation	$19,900	$16,735
Comparison of the Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,
(In thousands, except percentages)	2023	2022	Change
Marketplace	$148,088	$129,425	$18,663	14%
Percentage of total revenue	92%	92%
Managed services	12,770	11,912	858	7%
Percentage of total revenue	8%	8%
Total revenue	$160,858	$141,337	$19,521	14%
Our first quarter results were impacted by a number of factors, including changes to client fees as a result of the shift to our Client Marketplace offering in April 2022 and challenging macroeconomic conditions. As a result, GSV remained flat at $1.0 billion during the three months ended March 31, 2023, as compared to the same period in 2022. The number of active clients increased 4% as of March 31, 2023, as compared to the same period in 2022, and our GSV per active client increased 5% as of March 31, 2023, as compared to the same period in 2022.
For the three months ended March 31, 2023, marketplace revenue represented 92% of total revenue and increased by $18.7 million, or 14%, as compared to the same period in 2022. Marketplace revenue was driven by the changes to client fees as a result of the shift to our Client Marketplace offering in April 2022, which resulted in an increase in client marketplace fees of 80%, as compared to the same period in 2022. Our Client Marketplace offering also drove marketplace revenue to grow at a faster rate than GSV from our marketplace offerings in the first quarter of 2023, which caused marketplace take rate to increase to 14.9% for the three months ended March 31, 2023, as compared to 13.1% for the same period in 2022. Additionally, during the three months ended March 31, 2023, we continued our efforts to better address large enterprise and other clients through our Upwork Enterprise and other premium offerings. As a result, for the three months ended March 31, 2023, Enterprise Revenue increased 6% to $11.4 million, as compared to the same period in 2022, which also drove the increase in marketplace revenue.
For the three months ended March 31, 2023, managed services revenue grew by 7% to $12.8 million, as compared to the same period in 2022, as a result of increased spend from existing clients of our managed services offering.
In March 2023, we announced (i) the retirement of our tiered service fee structure for talent working with clients on our Client Marketplace offering—ranging from 5% to 20%—in favor of a flat fee of 10% and (ii) a contract initiation fee up to $4.95 per contract for clients on our Client Marketplace offering. As a result, we expect marketplace revenue and marketplace take rate to increase throughout the remainder of 2023.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,
(In thousands, except percentages)	2023	2022	Change
Cost of revenue	$40,427	$37,916	$2,511	7%
Components of cost of revenue:
Cost of talent services to deliver managed services	9,533	8,959	574	6%
Other components of cost of revenue	30,894	28,957	1,937	7%
Total gross margin	75%	73%
For the three months ended March 31, 2023, cost of revenue increased primarily as a result of increases in payment processing fees of $1.1 million, as compared to the same period in 2022. Payment processing fees increased primarily due to increased client spend. The increase in cost of revenue was also driven by increases in cost of talent services to deliver managed services resulting from increased spend from existing clients of our managed services offering.
We expect cost of revenue to increase in absolute dollars in future periods as we continue to support growth on our work marketplace. Amounts paid to talent in connection with our managed services offering are tied to the volume of managed services used by our clients. The level and timing of these items could fluctuate and affect our cost of revenue in the future. Additionally, in March 2023, we announced (i) the retirement of our tiered service fee structure for talent working with clients on our Client Marketplace offering—ranging from 5% to 20%—in favor of a flat fee of 10% and (ii) a contract initiation fee up to $4.95 per contract for clients on our Client Marketplace. We expect these changes to positively impact gross margin in future periods. While we expect gross profit to increase in absolute dollars in future periods, because our managed services revenue and marketplace revenue grow at different rates, gross margin, expressed as a percentage of total revenue, may vary from period to period.
Research and Development

	Three Months Ended March 31,
(In thousands, except percentages)	2023	2022	Change
Research and development	$44,481	$38,161	$6,320	17%
Percentage of total revenue	28%	27%
For the three months ended March 31, 2023, research and development expense increased primarily due to investments we made to increase the size of our research and development workforce that resulted in increases in personnel-related costs of $10.0 million, as compared to the same period in 2022. This increase was partially offset by $1.8 million incremental internal-use software and platform development costs that we capitalized during the three months ended March 31, 2023, as compared to the same period in 2022. Additionally, during the three months ended March 31, 2022, we incurred $2.7 million of research and development expense related to our humanitarian response efforts related to the war in Ukraine and did not incur similar expenses in 2023.
We intend to focus our investment in research and development on the quality and adoption of our current offerings and products, and expect our research and development expense to increase in absolute dollars in future periods, although this expense, expressed as a percentage of total revenue, may vary from period to period.

Sales and Marketing

	Three Months Ended March 31,
(In thousands, except percentages)	2023	2022	Change
Sales and marketing	$65,000	$57,642	$7,358	13%
Percentage of total revenue	40%	41%
For the three months ended March 31, 2023, sales and marketing expense increased primarily due to increases in personnel-related costs of $7.4 million, as compared to the same period in 2022. During the three months ended March 31, 2023, we continued our investments in marketing to acquire new clients and drive brand awareness, although at a slightly lower level than in the same period in 2022, as we strive to be more strategic and efficient around prioritizing investments.
In connection with the reduction of our workforce, reduced investment in brand awareness, and other cost-saving measures implemented in May 2023, we expect sales and marketing expense to temporarily increase in the second quarter of 2023 but then decrease throughout the second half of 2023, although this expense expressed as a percentage of total revenue may vary from period to period.
General and Administrative

	Three Months Ended March 31,
(In thousands, except percentages)	2023	2022	Change
General and administrative	$29,287	$29,141	$146	1%
Percentage of total revenue	18%	21%
For the three months ended March 31, 2023, general and administrative expense increased primarily due to increases in personnel-related costs of $1.1 million and other costs of $0.6 million, as compared to the same period in 2022, partially offset by $1.3 million of expenses incurred during the same period in 2022 resulting from our humanitarian response efforts and charitable donations related to the war in Ukraine.
We expect to continue to invest in general and administrative expenses to achieve our strategic objectives. We may determine to either close or sublease certain of our other offices, either of which could result in impairment charges being recognized in general and administrative expense.
Provision for Transaction Losses

	Three Months Ended March 31,
(In thousands, except percentages)	2023	2022	Change
Provision for transaction losses	$6,701	$2,129	$4,572	215%
Percentage of total revenue	4%	2%
For the three months ended March 31, 2023, provision for transaction losses increased by $4.6 million, or 215%, as compared to the same period in 2022, and represented 4% of revenue, as compared to 2% in the same period in 2022. Provision for transaction losses increased due to fraud protection fees paid to a third-party vendor and increased bad debt losses, instances of fraud, and chargeback losses. We continue to closely monitor this activity and maintain a number of measures designed to decrease transaction losses going forward.

Interest Expense and Other Income, Net

	Three Months Ended March 31,
(In thousands, except percentages)	2023	2022	Change
Interest expense	$1,101	$1,125	$(24)	(2)%
Other income, net	(44,101)	(68)	(44,033)	*
*Not meaningful
For the three months ended March 31, 2023, other income, net was driven by the gain on early extinguishment of debt of $38.9 million related to the Repurchases (as defined below) and an increase in interest income from our marketable securities of $5.0 million, as compared to the same period in 2022.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents and marketable securities, including the net proceeds from the sale of our 0.25% convertible senior notes due 2026, which we refer to as the Notes. Our cash equivalents and marketable securities primarily consist of money market funds, commercial paper, treasury bills, corporate bonds, U.S. government securities, asset-backed securities, and other types of fixed income securities. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Since our inception, our business has consisted of the operation of an online work marketplace that connects business with independent talent from across the globe, and we do not make investments for trading or speculative purposes. As of March 31, 2023 and December 31, 2022, we had $102.0 million and $129.4 million in cash and cash equivalents, respectively. As of March 31, 2023 and December 31, 2022, we had $407.6 million and $557.2 million in marketable securities, respectively.
We believe our existing cash and cash equivalents, marketable securities, and cash flow from operations (in periods in which we generate cash flow from operations) will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital requirements and capital expenditure requirements. In the long term, our ability to support our working capital and capital expenditure requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from users, the expansion of sales and marketing activities, the timing and extent of spending to support research and development efforts, the cost to host our work marketplace, the introduction of new offerings and services, the continuing market adoption of our work marketplace, any acquisitions or investments that we make in complementary businesses, products, and technologies, macroeconomic conditions, and our ability to obtain equity or debt financing. Our principal commitments consist of obligations under our non-cancellable operating leases for office space and the Notes. There were no material changes to our lease agreements from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. In March 2023, we sold $138.2 million of available-for-sale marketable securities to enable the Repurchases. Assuming the remaining Notes are not converted into our common stock, repurchased, or redeemed prior to maturity, (i) annual interest expense relating to the Notes will be $2.7 million in each fiscal year through 2026 and (ii) principal in the amount of $361.0 million will be payable upon the maturity of the Notes on August 15, 2026. For additional information about our Notes, see the section below titled “—Convertible Senior Notes Due 2026.”
As market conditions warrant, we may, from time to time, repurchase additional outstanding Notes in the open market, in privately negotiated transactions, by tender offer, by exchange transaction, or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity, and other factors, and may be commenced or suspended at any time. The amounts involved and total consideration paid may be material.
We anticipate satisfying our short-term cash requirements with our existing cash and cash equivalents and may satisfy our long-term cash requirements with cash and cash equivalents on hand or with proceeds from future equity or debt financing. To the extent existing cash and cash equivalents, cash from marketable securities, and cash from operations (in periods in which we generate cash flow from operations) are insufficient to fund our working capital and capital expenditure requirements, or should we require additional cash for other purposes, we will need to raise additional funds. In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements as we did with the offering of the Notes in the third quarter of 2021. If we raise additional funds by issuing equity or equity-linked securities, the ownership and economic interests of our existing stockholders will be diluted. If we raise additional financing by incurring additional indebtedness, we will be subject to additional debt service requirements and could also be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could also be unfavorable to our equity investors. There can be no assurances that we will be able to raise additional capital on terms we deem acceptable, or at all. The inability to raise additional capital as and when required would have an adverse effect, which could be material, on our results of operations, financial condition, and ability to achieve our business objectives.
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
Escrow Funding Requirements
As a licensed internet escrow agent, we offer escrow services to users of our work marketplace and, as such, we are required to hold our users’ escrowed cash and in-transit cash in trust as an asset and record a corresponding liability for escrow funds held on behalf of talent and clients on our balance sheet. We expect the balances of our funds held in escrow, including funds held in transit, and the related liability to grow as GSV grows and may vary from period to period. Escrow regulations require us to fund the trust with our operating cash to cover shortages due to the timing of cash receipts from clients for completed hourly billings. Talent submit their billings for hourly contracts to their clients on a weekly basis every Sunday, and the aggregate amount of such billings is added to escrow funds payable to talent on the same day. As of each Sunday of each week, we have not yet collected funds for hourly billings from clients as these funds are in transit. Therefore, in order to satisfy escrow funding requirements, every Sunday we fund the shortage of cash in trust with our own operating cash and typically collect this cash shortage from clients within the next several days. As a result, we expect our total cash and cash flows from operating activities to be impacted when a quarter ends on a Sunday. As of March 31, 2023 and December 31, 2022, funds held in escrow, including funds in transit, were $179.4 million and $161.5 million, respectively.
Convertible Senior Notes Due 2026
In August 2021, we issued the Notes pursuant to an Indenture between us and Wells Fargo Bank, National Association, as trustee. The Notes are senior, unsecured obligations and bear interest at a rate of 0.25% per year, payable semiannually in arrears, and are due August 15, 2026. Upon conversion, we have an option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock.
On each of March 21, 2023 and March 23, 2023, we entered into separate, privately negotiated repurchase agreements with a limited number of institutional holders of the Notes to repurchase for cash an aggregate of $214.0 million principal amount of the Notes, which we refer to as the Repurchases. We paid $170.8 million in cash to consummate the Repurchases. As a result, during the three months ended March 31, 2023, we recognized a gain on the early extinguishment of debt of $38.9 million, which is net of $3.7 million related to the pro-rata write-off of unamortized issuance costs associated with the sale of the Notes in August 2021, and $0.6 million of other fees incurred to effect the Repurchases. The resulting gain on early extinguishment of debt is included in other income, net in the condensed consolidated statement of operations and comprehensive income (loss). As of March 31, 2023, $361.0 million principal amount of the Notes remain outstanding.

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
The Capped Calls remain in effect notwithstanding the Repurchases.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(In thousands)	2023	2022
Net cash used in operating activities	$(8,701)	$(11,476)
Net cash provided by (used in) investing activities	152,136	(55,043)
Net cash provided by (used in) financing activities	(152,031)	36,054
Net change in cash, cash equivalents, and restricted cash(1)	$(8,596)	$(30,465)
(1) Includes increases in funds held in escrow, including funds in transit of $18.0 million and $35.6 million during the three months ended March 31, 2023 and 2022, respectively.
Operating Activities
Our largest source of cash from operating activities is revenue generated from our work marketplace. Our primary uses of cash from operating activities are for personnel-related expenditures, marketing activities, including advertising, payment processing fees, amounts paid to talent to deliver services for clients under our managed services offering, and third-party hosting costs. In addition, because we are licensed as an internet escrow agent, our total cash and cash used in operating activities may be impacted by the timing of the end of our fiscal quarter as discussed in the section titled “—Liquidity and Capital Resources—Escrow Funding Requirements.”
For the three months ended March 31, 2023, net cash used in operating activities was $8.7 million, which resulted from net income of $17.2 million, offset by adjustments of $15.1 million, driven by the gain on early extinguishment of debt of $38.9 million, and net cash outflows of $10.8 million from changes in operating assets and liabilities.
For the three months ended March 31, 2022, net cash used in operating activities was $11.5 million, which resulted from a net loss of $24.7 million and net cash outflows of $9.6 million from changes in operating assets and liabilities, partially offset by non-cash charges of $22.9 million. The change in operating assets and liabilities primarily resulted from the decrease in accrued expenses and other current liabilities due to the timing of payments made during the three months ended March 31, 2022, as well as $4.3 million of expenses associated with our humanitarian response efforts related to the war in Ukraine.
Investing Activities
For the three months ended March 31, 2023, net cash provided by investing activities was $152.1 million, which was primarily a result of proceeds from maturities of marketable securities of $167.4 million and proceeds from the sale of marketable securities of $143.7 million to enable the repurchase of a portion of the Notes, partially offset by investing $156.1 million in various marketable securities, as well as $2.7 million of internal-use software and platform development costs that we paid during the period.
For the three months ended March 31, 2022, net cash used in investing activities was $55.0 million, which was primarily a result of investing $160.3 million in various marketable securities, as well as $1.2 million of internal-use software and platform development costs that we paid during the period, partially offset by proceeds from maturities of marketable securities of $106.6 million.
Financing Activities
For the three months ended March 31, 2023, net cash used in financing activities was $152.0 million, which was driven by $170.8 million that we paid to consummate the Repurchases, partially offset by an increase in escrow funds payable of $18.0 million and cash received from stock option exercises of $0.8 million.
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
Except as otherwise disclosed in “Note 2—Basis of Presentation and Summary of Significant Accounting Policies” of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2022, which we refer to as our Annual Report.
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
Interest Rate Risk
The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not make investments for trading or speculative purposes. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Borrowings under the Notes have a fixed interest rate. As of March 31, 2023 and December 31, 2022, we had $361.0 million and $575.0 million, respectively, aggregate principal amount of borrowings outstanding under the Notes. We do not believe that a hypothetical increase or decrease in interest rates of 100 basis points would have a material impact on our operating results or financial condition.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, as of March 31, 2023. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•We have experienced growth in recent periods and expect to invest in our growth in the future. If we are unable to maintain similar levels of growth or manage our growth effectively, our business, revenue and profits, and financial condition could be adversely affected.
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
•The positive impacts on our business resulting from the accelerated shift to remote work during the COVID-19 pandemic have not continued as the pandemic has subsided.
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
•Our sales efforts are primarily targeted at large enterprise and other clients and prospects with larger, longer-term independent talent needs, and as a result we may encounter greater pricing, implementation, and customization challenges, and we may incur additional costs, each of which could adversely impact our business and operating results.
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
•We have a history of net losses, may increase our operating expenses in the future, and may not achieve or sustain profitability.
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
•We may be adversely affected by natural disasters and other catastrophic events or by man-made problems such as warfare, terrorism, or failures of technology, that could disrupt our business operations and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
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
Clients have similarly diverse options to find and engage service providers, such as finding service providers through other online or offline platforms or through staffing firms and agencies or other talent sourcing services, engaging service providers directly, or hiring temporary, full-time, or part-time employees directly or through an agency. Clients may decrease their use of, or cease using, our work marketplace and our revenue may be adversely impacted for many reasons, including: if we fail to attract new talent; if the quality or types of services provided by talent on our work marketplace are not satisfactory to clients; if generative artificial intelligence tools provide a suitable replacement for traditional talent tasks; or if talent decrease their use of, or cease using, our work marketplace or prefer to take remote employment opportunities or to use other online remote work platforms, both of which are increasingly available as a result of the shift to remote work. Further, expenditures by clients may be cyclical and may reflect overall macroeconomic conditions or budgeting patterns. Beginning in the second half of 2019, we began evolving our offerings, services, brand positioning, and marketing to better address large enterprise and mid-market prospects and other clients with larger, longer-term independent talent needs. The evolution of these and other efforts, either individually or in the aggregate, may not be successful in attracting and retaining users or growing client spend from these target clients, and in the event these efforts result in the loss of or reduction in spend by other clients that is not offset by increased activity from these target clients, they may result in a temporary or long-term decelerating growth in, or declining, GSV, which could adversely affect our business, revenue, financial condition, and operating results. In addition, the increase in user acquisition resulting from the shift toward remote work, due in part to the COVID-19 pandemic, has not continued as the impact of the COVID-19 pandemic has subsided. For example, growth in the number of active clients has decelerated on a year-over-year basis since the second quarter of 2021 and GSV growth on a year-over-year basis has decelerated since the second quarter of 2021. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Active Clients and GSV per Active Client” above for the definition of active client.
Both clients and talent may stop using our work marketplace and related services if the quality of the user experience on our work marketplace, including our support capabilities or our ability to provide a secure, reliable, and trustworthy work marketplace, does not meet their expectations or keep pace with the quality of the user experience generally offered by competitive products and services. Clients and talent may also choose, and in the past have chosen, to cease using our work marketplace if they perceive that our pricing model, including associated fees, is not in line with the value they derive from our work marketplace, or for other reasons, including cost-cutting measures. For example, the shift to our Client Marketplace offering in April 2022 resulted in changes to client fees, and, in March 2023, we announced (i) the retirement of our tiered service fee structure for talent working with clients on our Client Marketplace offering in favor of a flat fee of 10% and (ii) a contract initiation fee up to $4.95 per contract for clients on our Client Marketplace offering. While these changes are designed to improve the health of our work marketplace, there can be no assurances as to the impact these changes will have on our ability to acquire new users and retain existing users. Additionally, one client accounted for more than 10% of our trade and client receivables for each of the years ended December 31, 2022 and 2021. If users, particularly significant clients, stop using, or reduce their use of, our work marketplace and related services for any reason, including the foregoing reasons, our revenue and business would be adversely affected.
We have experienced growth in recent periods and expect to invest in our growth in the future. If we are unable to maintain similar levels of growth or manage our growth effectively, our business, revenue and profits, and financial condition could be adversely affected.
We have experienced growth in a relatively short period of time. For example, our total revenue for the three months ended March 31, 2023 was $160.9 million, representing a period-over-period growth rate of 14% compared to the same period in 2022. However, there can be no assurance that we will be able to sustain our current or historical growth rates or that any future investments in growth will be successful or cost-effective. For example, we have already begun to see the effects of declining growth rates as compared to corresponding periods in prior years that were more strongly affected by the shift to remote work. Moreover, sustaining the same levels of growth in future periods will become more difficult during times of macroeconomic uncertainty, including a macroeconomic downturn or recession and rising interest rates and inflation, such as the conditions that we have experienced beginning in the second half of 2022. Sustaining our growth will place significant demands on our management as well as on our administrative, operational, and financial resources. To manage our growth, we must improve our operational, financial, and management information systems and expand, motivate, and effectively manage and train our workforce, all of which can be more difficult in a competitive labor market. If we are unable to manage our growth successfully without compromising the quality of our offerings or user experience, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, operating results, financial condition, and ability to successfully market our work marketplace and serve our users could be adversely affected.
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
Our work marketplace systems and controls relating to customer identity verification, user authentication, and fraud detection are complex. If such systems and controls are not effective, our work marketplace may be perceived as not being secure, our reputation may be harmed, we may face regulatory action or action by our payment partners, payment networks, or other third parties, and our business may be adversely impacted. In addition, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, such as: unauthorized or fraudulent use of another’s identity, payment information, or other information; misrepresentation of the user’s identity, location, or skills, including using accounts that they have purchased, borrowed, or leased; and the improper acquisition or use of credit or debit card details and banking or other payment account information. Further, our customers provide us with payment card billing information online, and we do not review the physical payment cards used in these transactions, which increases our risk of exposure to fraudulent activity.
Bad actors also may use our work marketplace, including our payment processing and disbursement methods, to engage in unlawful or fraudulent conduct, such as money laundering, moving funds to regions or persons restricted by sanctions or export controls, terrorist financing, fraudulent sale of services, bribery, breaches of security, unauthorized acquisition of data, extortion or use of ransomware, distribution or creation of malware or viruses, piracy or misuse of software and other copyrighted or trademarked content, and other misconduct. These types of illegal activities have increased recently on our platform and may continue to increase. For example, for the three months ended March 31, 2023, provision for transaction losses increased, as compared to the same period in 2022, due to fraud protection fees paid to a third-party vendor and increased bad debt losses, instances of fraud, and chargeback losses. This conduct on our website could result in any of the following, each of which could adversely impact our business:
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
•law enforcement or administrative agencies could seek to hold us responsible for the conduct of or content posted by users, including through the use of generative artificial intelligence tools, and impose fines and penalties, bring criminal action, or require us to change our business practices, and private actions or public enforcement may increase depending on interpretations of and possible changes to intermediary liability provisions such as Section 230 of the Communications Decency Act of 1996;
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
We do not have control over users of our work marketplace and cannot ensure that any measures we have taken to detect, prevent, and mitigate these risks will stop or minimize the use of our work marketplace for, or to further, illegal or improper purposes. We have received in the past, and are likely to continue to receive in the future, complaints, notices, and inquiries from clients, talent, and other third parties, including law enforcement, administrative agencies, payment partners, payment networks, and the press, concerning misuse of our work marketplace and wrongful conduct of other users. We have also brought claims against clients and other third parties for their misuse of our work marketplace, and may be required to bring similar claims in the future. Even if these claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the attention and resources of our management, negatively impact our reputation, and adversely affect our business and operating results. In addition, while we have implemented additional steps designed to decrease transaction losses, there is no assurance that these steps will be effective or cost efficient. Further, while we take steps to implement and improve our trust and safety program through the use of algorithms and machine learning techniques, any unauthorized or inadvertent disclosure of these tools might make our efforts to prevent fraud or the improper use of our platform temporarily less effective, and any new laws restricting our use of these techniques, or that force us to make the inner workings of these tools transparent to the public, may increase the risk of harm to our users.
We continue to evolve our business strategy, offerings and pricing model, and changes that we make can adversely affect our business and make it difficult to evaluate our future prospects.
We have over time evolved, and will continue to evolve, our sales, marketing, and brand positioning efforts, as well as our business strategy and pricing model. In the second quarter of 2021, we undertook a rebranding effort and expanded our focus on large enterprise and other clients and prospects with larger, longer-term independent talent needs. We continue to evaluate and revise our current offerings and pricing model and create and test additional offerings, pricing models, features, and services to serve these and other market segments, such as our April 2022 combination of our Upwork Basic and Upwork Plus client offerings into our Client Marketplace offering, which simplifies the pricing model for clients of those offerings.
Changes in our offerings and pricing model, and the continued evolution of our business strategy and brand positioning, subject us to a number of uncertainties, including our ability to plan for and model future growth and make accurate projections regarding our future performance. In addition, we have in the past seen, and may in the future see, unexpected or unintended negative effects as a result of changes to our pricing model, offerings, and sales, brand positioning, and marketing efforts, including increased user dissatisfaction, harm to our reputation, increased circumvention rates, reductions in the rate or size of projects that get posted or completed, a failure to attract and retain quality talent or attract new clients that spend on our work marketplace or the loss of spend from existing clients. These adverse effects may negatively affect GSV, revenue, our results of operations, and financial condition, including resulting in negative period-over-period financial results for a number of periods following the change being made. For example, changes to client fees as a result of the shift to our Client Marketplace offering in April 2022 impacted our results in the first quarter of 2023. And, in March 2023, we announced (i) the retirement of our tiered service fee structure for talent working with clients on our Client Marketplace offering in favor of a flat fee of 10% and (ii) a contract initiation fee up to $4.95 per contract for clients on our Client Marketplace offering. While these changes are designed to improve the health of our work marketplace, there can be no assurances as to the impact these changes will have on our business, operating results, and financial condition.
In addition, creating new offerings is expensive and time consuming, diverts the attention of our management, and not all offerings achieve market acceptance at the levels we expect and therefore may not be cost-effective to maintain. Moreover, if an offering does not achieve sufficient market acceptance or otherwise does not achieve its intended effect, we may expend additional resources and divert the attention of management to implement modifications in an effort to improve the offering, and these efforts may not be successful. For example, in 2019, we launched our Upwork Business offering, focused on mid-market businesses. In the fourth quarter of 2020, we decided that it was no longer cost-effective for our sales team to sell our Upwork Business offering, which resulted in an elimination of that offering and a reduction in force of approximately one-third of our sales employees at that time.
If we are unable to maintain our payment partner relationships on favorable terms, or at all, our business could be adversely affected.
Our payment partners consist of payment processors and disbursement partners. We rely on banks and payment partners to provide us with corporate banking services, escrow trust accounts or other regulated accounts, and clearing, processing, and settlement functions for the funding of all transactions on our work marketplace and disbursement of funds to users, and we do not always have a sufficient surplus of vendors in the event one or more relationships is terminated for any reason.
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
In order to increase our revenue from our premium offerings and achieve and sustain profitability, we must improve the effectiveness and efficiency of our sales force and generate additional revenue from new and existing users. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, effectively deploying, and retaining sufficient numbers of sales and sales support personnel to support our growth. It is difficult at times to find and retain a sufficient number of sales personnel with the specific skills and technical knowledge needed to effectively sell our Upwork Enterprise and other premium offerings, particularly in times of significant competition for qualified personnel. Furthermore, hiring and effectively deploying sales personnel is complex and requires additional costs that we may not recover if the sales personnel fail to achieve full productivity. Even if we are able to hire qualified sales personnel, doing so may be costly and lengthy, as new sales personnel require significant training and can take a number of months to achieve full productivity. In addition, new sales personnel do not always achieve productivity milestones within the timelines that we have projected, or at all, negatively impacting our ability to achieve our long-term financial projections associated with such personnel. If our sales personnel are not successful in obtaining new business or increasing sales to our existing user base, our business and results of operations will be adversely affected. For example, in the fourth quarter of 2021, we began increasing our investment in sales by expanding our sales team, which continued throughout 2022. However, in light of macroeconomic conditions as well as our efforts to reduce spend and streamline operations, we implemented a reduction of our workforce in May 2023, largely in our sales team. In addition, in May 2023, we announced that Eric Gilpin, our Chief Sales Officer, will depart from Upwork in the second quarter of 2023. There can be no assurance that these actions will increase the productivity or efficiency of our sales force.
The positive impacts on our business resulting from the accelerated shift to remote work during the COVID-19 pandemic have not continued as the pandemic has subsided.
Beginning in 2020 we experienced an increase in GSV and revenue growth driven by an acceleration in the shift toward remote work, due in part to the COVID-19 pandemic. These positive impacts have not continued as the pandemic has subsided. For example, growth in the number of active clients has decelerated on a year-over-year basis since the second quarter of 2021 and GSV growth on a year-over-year basis has decelerated since the second quarter of 2021. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Active Clients and GSV per Active Client” below for the definition of active client. The extent to which the prevalence of remote work will wane as a result of the COVID-19 pandemic subsiding is uncertain and cannot reasonably be predicted at this time.
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
Our business depends on users transacting through our work marketplace. Despite our efforts to prevent them from doing so, users circumvent our work marketplace and engage with or take payment through other means to avoid the fees that we charge, and it is difficult or impossible to measure the losses associated with circumvention. Enhancements and changes we make with respect to our pricing model, fees, offerings, services, and features may unintentionally cause, and may have unintentionally caused in the past, users to circumvent our work marketplace, such as our consolidation of our Upwork Basic and Upwork Plus offerings into our Client Marketplace Offering in April 2022. In addition, circumvention by users of our work marketplace is likely to increase during a macroeconomic downturn, as users may be more cost-sensitive with respect to our fees. The loss of revenue associated with circumvention of our work marketplace has an adverse impact on our business, cash flows, operating results, and financial condition. Moreover, certain changes we make to decrease circumvention by users have in the past and could again inadvertently result in user dissatisfaction, increased user circumvention, and a decline in user activity on our work marketplace. Our efforts to reduce circumvention may be costly or disruptive to implement, have results that are difficult or impossible to measure, fail to have the intended effect or have an adverse effect on our brand or user experience, reduce the attractiveness of our work marketplace, divert the attention of management, or otherwise harm our business.
Clients sometimes fail to pay their invoices, necessitating action by us to compel payment.
In connection with our Upwork Enterprise offering, and for certain legacy clients, we advance payments to talent for invoiced services on behalf of the client and subsequently invoice the client for such services. In order to maintain these relationships, we have in the past been, and may in the future be, forced to agree to terms that are unfavorable to us, including extended payments terms. In addition, in certain instances, we will advance payment on a talent invoice if the client issues a chargeback or their payment method is declined. In this circumstance, the talent assigns us the right to recover any funds from the client. From time to time, clients fail to pay for services rendered by talent, and as a result, we may incur costs to enforce the applicable agreement or our terms of service, including through arbitration or litigation, and we may not be successful in collecting amounts owed. Furthermore, some clients may seek bankruptcy protection or other similar relief and fail to pay amounts due, or pay those amounts more slowly, either of which could adversely affect our operating results, financial position, and cash flow. Our risk of financial exposure increases if we do not adequately screen clients, do not conduct sufficient credit checks, or otherwise do not adequately monitor clients’ spend on our work marketplace. All of these risks are made more likely during a macroeconomic downturn and could result in increased costs to us as we advance payments to talent and seek to compel payment from our clients. Our failure to manage these risks could adversely affect our business, operating results, and financial condition.
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
There have been, and may continue to be, changes in our management team resulting from the hiring or departure of executives, and we have made, and may continue to make, other changes that have been and will be disruptive to our personnel, such as changes to the composition of our leadership team and other key personnel and reorganizations of reporting lines of our workforce. For example, in May 2023, we announced that Eric Gilpin, our Chief Sales Officer, will depart from Upwork in the second quarter of 2023. These changes have resulted, and future personnel changes may result, in increased attrition or reduced productivity of our personnel, including senior management and key personnel, stemming from organizational restructuring, as new reporting relationships are established, and as other companies may increasingly target our executives and other key personnel, particularly during the current highly competitive market for qualified personnel. Any such changes may also result in a loss of institutional knowledge, cause disruptions to our business, impede our ability to achieve our objectives, or distract or result in diminished morale in, or the loss of, workers.
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

Volatility, depreciation, or lack of appreciation in our stock price may also affect our ability to attract new skilled personnel and retain our key personnel. The market price of our common stock has depreciated significantly recently and may continue to be volatile, in part due to broader macroeconomic conditions and stock market fluctuations, and as a result, the equity held by our senior management and other key personnel has depreciated in value relative to the grant date value and therefore has less retentive power.
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
We derive, and expect to continue to derive in the near future, the substantial majority of our revenue from our marketplace offerings. As such, market acceptance of our marketplace offerings, including new offerings or the consolidation of offerings, such as our consolidation of our Upwork Basic and Upwork Plus offerings into our Client Marketplace offering in April 2022, is critical to our continued success. If we are unable to meet user demands and expectations, earn and maintain user trust, expand our offerings or the categories of services offered on our work marketplace, develop features that are appealing to users, or achieve and maintain more widespread market acceptance of our marketplace offerings, including attracting and retaining clients, our business operations, financial results, and growth prospects will be adversely affected.
Demand for our marketplace offerings is also affected by a number of other factors, including the timing and success of new offerings and services by our competitors, our ability to respond to technological change and to effectively innovate and grow, macroeconomic conditions, contraction in our market, client spending patterns, talent activity levels, the size and price of projects on our work marketplace, changes in adoption of remote work, including as the COVID-19 pandemic subsides, geopolitical events, such as the war in Ukraine and the resulting macroeconomic effects, de-globalization, , and the other risks identified herein. To the extent these or other factors negatively affect demand for our marketplace offerings, our financial results may be adversely affected.
If the market for independent talent and the services they offer develops more slowly than we expect, our growth may slow or stall, and our operating results could be adversely affected.
The market for online independent talent and the services they offer is relatively new, rapidly evolving, and unproven. Our future success will depend in large part on the continued growth and expansion of this market and the willingness of businesses to engage independent talent to provide services and independent talent to engage as service providers. It is difficult to predict the size, growth rate, and expansion of this market, whether any expansion will be long-term or temporary, particularly as the labor market and remote work trends continue to be unpredictable, global and U.S. economies are at risk of recession, the success of competitive products and services, or technological (including artificial intelligence), macroeconomic, geopolitical (including the prevalence of de-globalization), legal, regulatory, or other developments that will impact the overall demand for, or ability to engage, independent talent. Furthermore, many businesses may be unwilling to engage independent talent for a variety of reasons, including perceived negative connotations with outsourcing work, quality of work, fraud, privacy, or data security concerns, or the rapidly evolving regulations that may impact the demand for independent contractor services more generally, including as discussed further in the risk factor titled “The regulatory landscape regarding contractor classification is rapidly changing and changes in these laws could adversely affect demand for our services and work marketplace and adversely affect our business. In addition, there may be adverse tax, legal, and other consequences if the contractor classification or employment status of talent that use our work marketplace is challenged.” Likewise, with the greater adoption of remote work and increased flexibility in employment relationships resulting from the COVID-19 pandemic, more skilled independent talent may choose traditional employment. If the market for independent talent and the services they offer does not achieve widespread adoption, or there is a reduction in demand for independent talent, including as a result of challenging macroeconomic conditions or as the COVID-19 pandemic subsides , it could result in decreased revenue and our business could be adversely affected.
If we fail to develop, maintain, and enhance our brand and reputation cost-effectively, our business and financial condition may be adversely affected.
We believe that developing, maintaining, evolving, and enhancing awareness and integrity of our brand and reputation in a cost-effective manner are important to achieving widespread acceptance and use of our work marketplace and are important elements in attracting new users and retaining existing users. Successful and efficient promotion and positioning of our brand, offerings, and business model depend on, among other things, the effectiveness of our marketing efforts and brand messaging, our ability to provide a reliable, trustworthy, and useful work marketplace and offerings at competitive prices, the perceived value of our work marketplace and offerings, and our ability to engender user trust and provide quality support. In order to reach the brand awareness and acceptance levels of some of our competitors, we need to continuously invest in marketing programs that may not be successful in achieving meaningful awareness and acceptance levels, particularly during early phases of expansion into newer user awareness segments, such as international users and users who are reluctant to utilize remote or contract workers. Further, our brand promotion activities may not be effective. Since 2019, we have made significant investments in sales and marketing to acquire new clients and drive brand awareness, and in the second quarter of 2021, we launched a rebranding effort. This rebranding effort focused on large enterprise and other clients and prospects with larger, longer-term independent talent needs. More recently, in the third quarter of 2022, we launched a new brand campaign, advertising across television, online video, streaming audio, and digital and social media channels. It is not certain that these and any future investments have had or will have sufficient positive impact on our brand to be cost effective. For example, we announced in May 2023 as part of our efforts to reduce spend and streamline operations a reduction in our levels of investments in brand awareness. Likewise, negative publicity and news coverage, fraud, or other illegal activity conducted by bad actors on our work marketplace, or decisions we make relating to geopolitical or social matters, may undermine our brand promotion efforts or harm our reputation. If we fail to promote and maintain our brand successfully, address user concerns, or maintain loyalty among our users, or if we incur substantial expenses in unsuccessful attempts to promote and maintain our brand, we may fail to attract new users or retain our existing users and our business and financial condition may be adversely affected.
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
Our business involves the storage, processing, and transmission of users’ proprietary, confidential, and personal information as well as the use of third-party partners and vendors who store, process, and transmit users’ proprietary, confidential, and personal information. We also maintain and use third-party partners and vendors who process certain other proprietary and confidential information relating to our business and personal information of our personnel. Our systems, and the systems of our vendors and third-party partners, may be vulnerable to privacy or security incidents, such as computer viruses and other malicious software, physical or electronic break-ins, or vulnerabilities resulting from intentional or unintentional service provider actions, and similar disruptions that could make all or portions of our website or applications unavailable for periods of time. Any privacy or security incident, whether intentionally or unintentionally caused by us or by third parties, including government agencies, that we experience could result in: unauthorized access to, misuse of, or unauthorized acquisition of our, our personnel’s, or our users’ data; the loss, corruption, or alteration of this data; interruptions in our operations; or damage to our computers or systems or those of our users. Any of these could expose us to claims, litigation, fines, enforcement actions, other potential liability, and reputational harm. Additionally, ransomware or other malware, viruses, social engineering (including business email compromise and related wire-transfer fraud), impersonation of our company and executives on social media, and general hacking in our industry have become more prevalent and more complex. Bad actors often try to take advantage of us, our users, and our vendors and third-party partners by using social engineering and other methods to persuade their victims to make fraudulent payments, or to download viruses, ransomware, or other malware into computer systems and networks. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target, we and our vendors and third-party partners may be unable to anticipate these techniques or to implement adequate preventative measures, despite our efforts to implement and maintain a robust information security program. There may also be increased risk of privacy or security incidents as a result of the effects of the war in Ukraine and our ongoing operational decisions related to the suspension of our business in Russia and Belarus in March 2022. Data security breaches and other privacy and security incidents may also result from non-technical means, such as actions taken by employees or contractors, including talent that we engage on our work marketplace to perform services for us, and the likelihood of such incidents may increase as a result of our workforce working remotely. We may also integrate generative artificial intelligence tools into our platform and products, or our vendors may in turn incorporate generative artificial intelligence tools into their own offerings, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to data privacy and protection, and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident, public perception of the effectiveness of our security measures and brand could be harmed, and we could lose users and business. In addition, significant unavailability of our work marketplace due to security breaches or other privacy and security incidents could cause users to decrease their use of or cease using our work marketplace. Any of these effects could adversely impact our business.
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
Our sales efforts are primarily targeted at large enterprise and other clients and prospects with larger, longer-term independent talent needs. As a result of our focus on these larger clients, we face greater costs, longer sales cycles, and less predictability in completing some of our sales and in increasing spend by existing clients. In addition, our acquisition of new clients of our Upwork Enterprise offering has slowed recently, driven primarily by elongated sales cycles due to the persistent macroeconomic headwinds. For larger clients, use of our work marketplace may require approvals by multiple departments and executive-level personnel and require us to provide greater levels of services and client education regarding the uses, benefits, security, privacy, worker classification, payments, and compliance services offered on our work marketplace. Larger enterprises typically have longer decision-making and implementation cycles and demand more customization, greater indemnification and risk shifting, higher levels of support, a broader range of services, and greater payment flexibility. In addition, larger clients may require greater functionality and scalability that can lead to delays in sales or difficulties in growing client spend. We are often required to spend time and resources to better familiarize potential large enterprise clients with the value propositions of our work marketplace generally. Despite our efforts in familiarizing potential large enterprise clients with the benefits of our work marketplace, these potential clients may decide not to use our work marketplace if, among other reasons, they do not feel that their procurement or compliance needs are or will be met or our work marketplace is not widely accepted within the organization. In addition, sales opportunities with large clients may require us to devote greater sales and administrative support and professional services resources to individual clients, which could increase our costs, lengthen our sales cycle, and divert our own sales and professional services resources to a smaller number of larger clients. We may spend substantial time, effort, and money in our sales efforts without being successful in producing sales or growing client spend.
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
A substantial portion of the services sought by clients and offered by talent on our work marketplace relates to information technology. If, for any reason, the market for information technology services declines, including as a result of challenging macroeconomic conditions, as the COVID-19 pandemic subsides, as a result of increased use of artificial intelligence or automation, or otherwise, if a sufficient number of qualified or desirable talent is not available on our work marketplace or willing to perform these services or businesses satisfy their needs for these services through alternative means, including through use of our competitors’ products or traditional employment relationships, or if the talent on our work marketplace are not located or able to work in specific geographic regions in which clients are seeking to engage remote talent, the growth in the number of users on our work marketplace may slow or decline and as a result our revenue and business may be adversely impacted. Geopolitical events have impacted and may continue to impact the market for information technology services on our work marketplace.
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
Our ability to attract and retain users is dependent in part on the ease of use, trustworthiness, and reliability of our work marketplace, including our ability to provide high-quality support. Our users depend on our support organization to enforce our terms of service against bad actors, to resolve any issues relating to our work marketplace, to communicate effectively about their accounts, and to assist in their use of our work marketplace, especially large enterprise clients, which expect higher levels of support. Our ability to provide effective support is largely dependent on our ability to attract, resource, and retain service providers who are both qualified to support users of our work marketplace and well versed in our work marketplace. The incorporation of generative artificial intelligence into our support tools, either by us or our third-party support partners, may lead to inconsistent quality of experience as these generative artificial intelligence tools are integrated and refined. Offering our website and user support only in English may negatively impact our relationships with our users, particularly users in non-English speaking countries. As we seek to continue to grow our international user base, our support organization will face additional challenges, including those associated with delivering support and documentation in languages other than English. Any failure to maintain high-quality support or effectively communicate with our users, or any market perception that we do not maintain high-quality support or act professionally, fairly, or effectively in our communications and actions with respect to users, could harm our reputation, adversely affect our ability to sell our work marketplace to existing and prospective users, and could adversely impact our business, operating results, and financial condition.
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
We and our users are subject to a wide variety of foreign and domestic laws. Laws, regulations, and standards governing issues that may affect us, such as worker classification, employment, worker health, payments, worker confidentiality obligations and whistleblowing, intellectual property, consumer protection, taxation, privacy, and data security are often complex and subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their enforcement and application in practice may change or develop over time. Many of these laws were adopted prior to the advent of the internet, mobile, and related technologies and, as a result, do not contemplate or address the unique issues of the internet, mobile, and related technologies. The level of regulatory scrutiny on larger companies, technology companies in general, and companies engaged in dealings with independent contractors, payments, or personal information in particular, has increased significantly recently and may continue to increase. New and existing laws and regulations (or changes in interpretation of existing laws and regulations), including those concerning worker classification, independent contractors, employment, discrimination and harassment, payments, whistleblowing and worker confidentiality obligations, intellectual property, consumer protection, taxation, privacy, data security, artificial intelligence, automated decision-making systems, algorithms and machine learning, benefits, unionizing and collective action, arbitration agreements and class action waiver provisions, unfair competition, terms of service, website accessibility, background checks (such as the Fair Credit Reporting Act, 15 U.S.C. § 1681), escheatment, and federal contracting may also be adopted, implemented, or interpreted to apply to us and other online services marketplaces or our users, including as a result of new products or features we may introduce. Likewise, these laws affect our users, and their application, or uncertainty around their application, may affect demand for our work marketplace. Legislators and regulatory agencies have enacted, and may continue to enact, new laws, rules, and regulations that are adverse to our business or the interests of our users, or they may view matters or interpret or enforce laws and regulations differently than they have in the past or in a manner adverse to our business or the interests of our users. Such legislative or regulatory scrutiny or action may create or enhance different or conflicting obligations on us from one jurisdiction to another.
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
There is significant uncertainty in the worker classification regulatory landscape and the application of worker classification laws, which are regularly subject to further regulation, amendment, or re-interpretation, and consequently there is risk to us and to users, both talent and clients, that independent contractors could be deemed to be misclassified under applicable law, including as a result of changes in our offerings or brand positioning that we may introduce. Compliance with any new legislation or regulations may be costly and difficult, or compliance in a commercially reasonable manner may not be possible. Additionally, the tests governing whether a service provider is an independent contractor or an employee are typically highly fact sensitive and vary by governing law. Laws and regulations that govern the status and misclassification of independent contractors are also subject to change as well as to divergent interpretations by various authorities, which can create uncertainty and unpredictability. For example, in California, Assembly Bill 5, which we refer to as AB 5, went into effect on January 1, 2020 and has the stated purpose of codifying the 2018 state supreme court decision in Dynamex Operations West, Inc. v. Superior Court of Los Angeles. Together, they retroactively change the standard in California for determining worker classification and are widely viewed as expanding the scope of the definition of “employee” for most purposes under California law. Since the enactment of AB 5, and subsequent amendments and challenges (including California’s Proposition 22) to the law, there is little guidance from the courts or the regulatory authorities charged with its enforcement and there remains a degree of uncertainty regarding its application. Further, in October 2022, the U.S. Department of Labor published a Notice of Proposed Rulemaking regarding the classification of workers as independent contractors or employees, which if passed could expand the scope of the definition of “employee” under federal law. Likewise, jurisdictions outside the United States, such as the United Kingdom and the European Union, which we refer to as the EU, through its work on the Platform Workers Directive and other legislative and regulatory instruments, may change their definition of “employment” to include arrangements currently viewed as independent. Even if any new rules, laws or regulations do not directly impact our business, public perception may result in confusion about the standards to be applied when making an employment determination and cause customers to explore alternative arrangements to meet their talent needs.
We have in the past been, and may in the future be, subject to administrative inquiries and audits concerning the taxation and classification of our workers and the users of our work marketplace. Certain claims may not be covered by our insurance, and we cannot be certain that any insurance coverage that we have or may obtain will extend to or be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. A misclassification determination, allegation, claim, or audit creates potential exposure for users and for us, including: reputational harm and monetary exposure arising from or relating to failure to withhold and remit taxes, unpaid wages, and wage and hour laws and requirements (such as those pertaining to minimum wage and overtime); claims for employee benefits, social security contributions, and workers’ compensation and unemployment insurance; claims of discrimination, harassment, and retaliation under civil rights laws; claims under laws pertaining to unionizing, collective bargaining, and other concerted activity; and other claims, charges, or other proceedings under laws and regulations applicable to employers and employees, including risks relating to allegations of joint employer liability. Such claims could result in monetary damages (including wage-based damages or restitution, compensatory damages, liquidated damages, and punitive damages), interest, fines, penalties, costs, fees (including attorneys’ fees), criminal and other liability, assessment, injunctive relief, or settlement. These claims may also become more frequent as our brand awareness increases and as we launch new products or features. Such a claim, allegation, or adverse determination, including with respect to the talent that provide services to us, or the requirement for us to indemnify a client, could also harm our brand and reputation, which could adversely impact our business. While these risks are mitigated, in part, by our contractual rights of indemnification against third-party claims, any limitations or obligations that we include in our contracts with clients to limit our exposure to claims could be determined to be unenforceable, could be costly to enforce or ineffective, or may otherwise prove inadequate.
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
•compliance with U.S. and foreign data protection and privacy laws that impose complex data handling obligations, including honoring users’ jurisdiction-specific rights related to their personal data;
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
We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, automated processing, and information security that are proposed and enacted in various jurisdictions. For example, Europe’s General Data Protection Regulation, which we refer to as the GDPR, the UK General Data Protection Regulation (which implements the GDPR into UK law), and Europe’s Digital Services Act impose stringent data protection and data handling compliance requirements and provide for significant penalties for noncompliance. Additionally, there is an increased focus on automated processing and processing via artificial intelligence that may lead to increased regulatory restrictions that could have an impact on portions of our platform’s functionality. The CCPA, in conjunction with its California Privacy Rights Act amendment, requires, among other things, covered companies to provide certain disclosures to California consumers and affords such consumers certain rights, including the right to opt-out of certain sales of personal data. The CCPA also provides for civil penalties for violations as well as a private right of action for data breaches that may increase data breach litigation. Virginia, Colorado, Utah, Connecticut, Iowa, and Washington have enacted similar or other data protection legislation that have or will go into staggered effect in the near future, and several other states and countries are considering expanding or passing privacy laws in the near term. The enactment of more restrictive laws, rules, regulations, or future enforcement actions or investigations could impact us through increased costs or restrictions on our business, and noncompliance could result in regulatory penalties and significant legal liability. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our work marketplace.
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
Our subsidiary, Upwork Escrow, is licensed as an internet escrow agent under California’s Escrow Law and is subject to regulations applicable to internet escrow agents promulgated by the DFPI. Although we are a licensed internet escrow agent and we believe that our operations comply with existing U.S. federal, state, and international laws and regulatory requirements related to escrow, money transmission, and the handling or moving of money, the laws or regulations may change, interpretations of existing laws and regulations may also change, and our operations and offerings may change resulting in new or different regulatory requirements being applicable to or preferable for our business. As a result, we could be required, or choose, to become licensed as an escrow agent or a money transmitter (or other similar licensee) in other U.S. states or other jurisdictions or as a money services business under federal laws and regulations or similar licenses under the laws and regulations of other jurisdictions. It is also possible that we could become subject to regulatory enforcement or other proceedings in states or other jurisdictions with escrow, money transmission, electronic money, or other similar statutes or regulatory requirements related to the handling, storing, or moving of money, and such risk may increase if we are required or choose to pursue additional or different licenses, which could in turn have a significant impact on our business, even if we voluntarily sought the licenses or were to ultimately prevail in such proceedings. For example, we received two inquiries, each prior to 2014 and under outdated legal frameworks, from regulatory authorities inquiring whether we are engaging in payment activities; these inquiries were resolved in our favor and did not require us to obtain a license in the applicable jurisdiction. We may also be required, or choose, to become licensed as a payment institution (or obtain a similar license) under the European Payment Services Directive or other international laws and regulations or may choose to obtain such a license even if not required or in order to support new products or services. Any developments or inconsistencies in the requirements, interpretations, or applicability of the laws or regulations related to escrow, money transmission, or the handling, storing, or moving of money; material changes to the mandate, purview or regulatory approach at the DFPI; or increased scrutiny of our business may lead to additional compliance costs and administrative overhead. Moreover, to the extent that holding or pursuing escrow, money transmitter, or similar licenses involves complying with other regulatory frameworks, such as GDPR or CCPA, we may experience increased likelihood and impact with respect to ordinary enforcement or other proceedings related to such other laws or regulations.
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
We have voluntarily implemented an anti-money laundering compliance program designed to address the risk of our work marketplace being used to facilitate money laundering, terrorist financing, or other illegal activity. However, our program may not be sufficient to prevent our work marketplace from being used to improperly move money or may be found not to satisfy the expectations of our partners or regulators. In addition, if we or a regulator determines that we are required to comply with the Bank Secrecy Act, 31 U.S.C. § 5311, or similar laws outside of the United States, we may be required to enhance or alter our anti-money laundering compliance program. We also have policies, procedures, and technology designed to allow us to comply with U.S. economic sanctions laws and prevent our work marketplace from being used to facilitate business in countries, regions, or with persons or entities included on designated lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Control, which we refer to as OFAC, and equivalent foreign authorities. Our efforts to comply with OFAC regulations may not be effective, including in preventing users from using our services within the OFAC-sanctioned countries and regions, our partners or regulators may determine they are insufficient, or we may be required to comply with new sanctions laws and regulations, which may require us to further revise or expand our compliance program. For example, as a result of the war in Ukraine, the United States, the United Kingdom, the EU, and other jurisdictions have issued and are continuing to issue broad-ranging economic sanctions. The result of such sanctions has negatively affected and may continue to affect our users and business. Additionally, any additional sanctions by the United States and the EU could include blocking sanctions targeting Russia and the enforcement of secondary sanctions against banks in China, India, or other markets that have continued to transact with Russian entities, which may disrupt our ability to transact with entities located in those countries. Given the technical limitations in developing controls to prevent, among other things, the ability of users to publish on our work marketplace false or deliberately misleading information or to develop sanctions-evasion methods, it is possible that we may inadvertently and without our knowledge provide services to individuals or entities that have been designated by OFAC or are located in a country subject to an embargo by the United States that may not be in compliance with the economic sanctions regulations administered by OFAC.
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
We operate in a highly competitive industry, and there has been considerable activity in our industry to develop and enforce intellectual property rights. Intellectual property infringement claims against us or our users or third-party partners could result in monetary liability or a material disruption in the conduct of our business. We cannot be certain that aspects of our work marketplace, content, and brand names do not or will not infringe valid patents, trademarks, copyrights, or other intellectual property rights held by third parties, including our competitors. Also, we are now, have in the past been, and may in the future be, subject to legal proceedings and claims relating to the intellectual property of others, including our competitors, in the ordinary course of our business. The likelihood of intellectual property-related litigation and disputes may increase as platforms like ours gain more prominence. In addition, the improper use of generative artificial intelligence by users of our work marketplace may lead to additional claims of intellectual property infringement. Companies, including non-practicing entities and our competitors, have also sent us demand letters and instituted proceedings alleging that we infringe their intellectual property, seeking licensing fees, royalties and damages, and demanding that we cease certain commercial activity. We may receive such demand letters and be subject to similar proceedings in the future. Our competitors and other third parties have in the past challenged, and may in the future challenge, our registration or use of our trademarks, including “Upwork,” and other intellectual property rights, and such a challenge, even if not successful, could adversely affect our brand and business. Our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have or trademarks or other rights that pre-date and take precedence over our own. We may also be obligated to indemnify certain clients on our work marketplace or strategic partners or others in connection with such infringement claims, or to obtain licenses from third parties or modify our work marketplace or marketing strategy, and each such obligation would require us to expend additional resources and could divert the attention of management. Some of our infringement indemnification obligations related to intellectual property are contractually capped at a very high amount or not capped at all.
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
Risks Related to Finance, Accounting, and Tax Matters
We have a history of net losses, may increase our operating expenses in the future, and may not achieve or sustain profitability.
We have a history of incurring net losses. For the years ended December 31, 2022 and 2021, we incurred net losses of $89.9 million and $56.2 million, respectively. As of March 31, 2023, we had an accumulated deficit of $323.8 million. We have made, and expect to continue to make in the future, significant expenditures related to the development and expansion of our business, including: enhancing our Upwork Enterprise and other premium offerings; expanding our services and features; expanding our international user base; localizing our offerings in select locations; broadening and deepening the categories on our work marketplace; promoting client engagement of the talent that typically optimize to deliver larger projects, including through our Upwork Payroll offering; investing in marketing programs and activities, such as brand promotion efforts, including those designed to reach new and existing clients; enhancing our mobile product offering; expanding our sales force; and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These and other efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. While our GSV and revenue have grown in recent years, we may not be able to sustain the same level of growth in future periods, or at all. For example, GSV remained flat at $1.0 billion during the three months ended March 31, 2023, as compared to the same period in 2022. We may continue to experience a similar deceleration or decline in GSV or revenue growth if the current challenging macroeconomic conditions worsen or as the impact of the COVID-19 pandemic subsides and companies bring workers back to physical offices. If our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods and the trading price of our common stock could decline. As a result, we may continue to generate losses. We cannot ensure that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.
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
Our operating results and performance metrics have fluctuated recently, as they have in the past, and will likely continue to fluctuate in the future, particularly during the current macroeconomic uncertainty and rising interest rates and inflation. As a result, you should not rely upon our past operating results and performance metrics as indicators of future performance. You should take into account the risks, difficulties, and uncertainties frequently encountered by companies in highly competitive and rapidly evolving markets. Our operating results and performance metrics in any given period can be influenced by numerous factors, many of which are unpredictable or are outside of our control, including:
•uncertainty regarding macroeconomic conditions and demand for our work marketplace as the COVID-19 pandemic subsides;
•our ability to achieve and sustain profitability;

•our ability to generate significant revenue from our marketplace offerings;
•our ability to maintain and grow our community of users;
•the productivity and effectiveness of our sales force;
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
•the success of our marketing and brand positioning efforts;
•the impact of changing, consolidating, or terminating offerings and services;
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
•seasonality in the labor market and spending patterns by clients and the number of business days and the number of Sundays (i.e., the day we have the contractual right to bill and recognize revenue for the majority of our talent service fees each week) in any given period, as well as local, national, or international holidays;
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
•the impact of public health pandemics, such as the COVID-19 pandemic, or other global or regional public health events or conditions;
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
We track certain performance metrics, including active clients and GSV per active client, GSV, and marketplace take rate with internal tools that are not independently verified by any third-party. Our internal tools have a number of limitations and our methodologies for tracking these metrics may change over time, which could result in inaccurate or unexpected changes to our metrics, including the metrics we report. If the internal tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. Our performance metrics are also impacted by illegal or improper activity on our work marketplace, including fraud, spam, fake accounts, and other activity that violates our terms of service and service agreements. For example, for the three months ended March 31, 2023, provision for transaction losses increased, as compared to the same period in 2022, due to fraud protection fees paid to a third-party vendor and increased bad debt losses, instances of fraud, and chargeback losses. These levels of fraud could continue or increase, and there is no assurance that any measures we put in place that are designed to reduce fraud on our work marketplace will be effective. In addition, notwithstanding efforts to identify fake accounts and fraudulent activity on our work marketplace and exclude these users and activity from the calculation of our performance metrics, we are unable to identify and remove all such accounts and activity from being reflected in the performance metrics that we report. Accordingly, our performance metrics may not accurately reflect activity on and the performance of our work marketplace. In addition, limitations or errors with respect to how we measure data, or the accuracy of the data that we measure, may affect our understanding of certain details of our business, which could affect our longer-term strategies and our ability to respond to business trends that may negatively impact our performance. If our performance metrics are not accurate representations of our business, user base, or activity on our work marketplace; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, our reputation may be harmed, we may be subject to legal or regulatory actions, and our operating and financial results could be adversely affected. In addition, from time to time we may change the performance metrics that we track, including metrics that we report, and any new performance metrics will also be subject to the foregoing limitations and risks.
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
Starting on January 1, 2023, all businesses that process payments became required to issue a Form 1099-K for all talent who receive $600 or more in payments, a significant decrease from the previous reporting threshold of $20,000 and 200 transactions. The Form 1099-Ks for the new thresholds will be issued in January 2024. There is a risk of similar laws being enacted by other jurisdictions in the future. Tax collection responsibility and the additional costs associated with complex indirect tax collection, remittance and audit requirements, in addition to reporting requirements, could create additional tax exposure for us and additional burdens for users on our websites and mobile platforms.
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
In order to support our growth and respond to business challenges, such as developing new features or enhancements to our work marketplace, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business, and we intend to continue to make such investments in the future. In addition, we may, from time to time, seek to acquire or strategically invest in other complementary products, technologies, or businesses or repurchase outstanding shares of our common stock or the Notes. For example, we paid $170.8 million to consummate the Repurchases in March 2023. We may need to engage in equity or debt financings to obtain the funds required for these investments, acquisitions, and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to those of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve additional restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions and strategic investments. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.
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
•rising interest rates and inflation;
•financial turmoil or instability affecting the banking system or financial markets;
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
In August 2021, we issued $575.0 million aggregate principal amount of the Notes. The Notes are senior, unsecured obligations and bear interest at a rate of 0.25% per year. The Notes will mature on August 15, 2026, unless earlier redeemed, repurchased, or converted in accordance with the terms of the Notes. In March 2023, we consummated the Repurchases, repurchasing $214.0 million aggregate principal amount of the Notes. As of March 31, 2023, we had $361.0 million aggregate principal amount of the Notes outstanding. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our stockholders and our business, results of operations and financial condition by, among other things:
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
In connection with the Notes, we entered into the privately negotiated Capped Calls with various financial institutions, which we refer to as the option counterparties. The Capped Calls remain in effect notwithstanding the Repurchases. The Capped Calls are expected generally to reduce the potential dilution to our common stock upon any conversion of the Notes and/or offset any potential cash payments we are required to make in excess of the principal amount upon conversion of any Notes, with such reduction and/or offset subject to a cap.
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
Our business depends on the overall demand for labor and on the economic health of current and prospective clients that use our work marketplace. Any significant weakening of the economy in the United States or Europe or of the global economy, as is currently anticipated or otherwise, including the continued rise in inflation, hiring freezes, layoffs, more limited availability of credit, a reduction in business confidence and activity, decreased government or business spending, economic and political uncertainty, financial turmoil or instability affecting the banking system or financial markets, trade wars, sanctions, higher tariffs, global or regional public health events or conditions, a more limited market for independent professional service providers or information technology services, shifts away from remote work, including as companies bring workers back to physical offices following the COVID-19 pandemic, and other adverse economic or market conditions may adversely impact our business and operating results. These adverse conditions have resulted in the past, and may again result, in reductions in revenue, increased operating expenses, longer sales cycles, and increased competition. There is also a risk that when overall global economic conditions are positive, our business could be negatively impacted by a decreased demand for talent as businesses utilize more full-time employees relative to their use of independent contractors. We cannot predict the timing, strength, or duration of any economic slowdown, or any subsequent recovery generally. If the conditions in the general economy continue to deteriorate, our business, financial condition, and operating results could be adversely affected.
We may be adversely affected by natural disasters and other catastrophic events or by man-made problems such as warfare or terrorism, or failures of technology that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
A significant natural disaster, such as an earthquake, blizzard, hurricane, fire, flood, or other catastrophic event, such as a power loss or telecommunications failure, or other technological failure resulting in the permanent destruction of data, could have a material adverse impact on our business, financial condition, and operating results. In the event of natural disaster or other catastrophic event, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our work marketplace, lengthy interruptions in service, security breaches, and loss of critical data, all of which could have an adverse effect on our operating results. Certain of our departments are situated primarily in one geographical area and any natural disaster or catastrophic event to such area or the surrounding communities where our employees live may impact productivity or revenue generating activities by employees based in that office. Our corporate headquarters and many key personnel are located in the San Francisco Bay Area, a region known for seismic activity and catastrophic fires. In addition, natural disasters and other catastrophic events could affect our partners’ ability to perform services for users on a timely basis. In the event any such partners’ information technology systems or service abilities are hindered by any of the events discussed above, our ability to provide our work marketplace and other services may be impaired, resulting in missing financial targets for a particular quarter or year, or longer period. Further, if a natural disaster or other catastrophic event occurs in a region from which we derive a significant portion of our revenue, users in that region may delay or forgo use of our work marketplace or other services, which may adversely impact our operating results. In addition, acts of terrorism, civil disorder, public health pandemics (such as the COVID-19 pandemic), or military conflict (including the war in Ukraine) have caused and could again cause disruptions in our business or the business and activity of our partners, users, or the economy as a whole. These disruptions may be more severe than in the case of natural disasters. All of the aforementioned risks may be exacerbated if our or our partners’ business continuity and disaster recovery plans prove to be inadequate. To the extent that any of the above results in delays or reductions in platform availability, activities or other services, our business, financial condition, and operating results would be adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5 . Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference	Filed Herewith
10.1#	Offer Letter, dated March 22, 2023, by and between Upwork Inc. and Erica Gessert.		X
10.2#	Change in Control and Severance Agreement, dated April 25, 2023, by and between Upwork Inc. and Erica Gessert.		X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).		X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.		X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.		X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.		X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.		X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.		X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).		X
_________________________
# Indicates a management contract or compensatory plan.
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

UPWORK INC.

Date: May 3, 2023	By:	/s/ Hayden Brown
Hayden Brown
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2023	By:	/s/ Erica Gessert
Erica Gessert
Chief Financial Officer
(Principal Financial Officer)