Form 10-Q
period 2023-06-30
UPWORK, INC
filed 2023-08-02
CIK 1627475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of June 30, 2023, there were 134,883,597 shares of the registrant’s common stock outstanding.

Unless otherwise expressly stated or the context otherwise requires, references in this Quarterly Report on Form 10-Q, which we refer to as this Quarterly Report, to “Upwork,” “Company,” “our,” “us,” and “we” and similar references refer to Upwork Inc. and its wholly owned subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. All statements contained in this Quarterly Report, other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, potential growth or growth prospects, active clients, future research and development, sales and marketing and general and administrative expenses, provision for transaction losses, our objectives for future operations, and potential impacts as the COVID-19 pandemic continues to subside, are forward-looking statements. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements.
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
You should read this Quarterly Report and the documents that we reference herein and have filed with the SEC or incorporated by reference as exhibits to this Quarterly Report with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
UPWORK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share data)	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$154,106	$129,384
Marketable securities	362,561	557,230
Funds held in escrow, including funds in transit	177,655	161,457
Trade and client receivables – net of allowance of $6,761 and $12,464 as of June 30, 2023 and December 31, 2022, respectively	66,309	64,888
Prepaid expenses and other current assets	19,396	17,947
Total current assets	780,027	930,906
Property and equipment, net	24,867	22,063
Goodwill	118,219	118,219
Operating lease asset	5,992	7,603
Other assets, noncurrent	1,467	1,454
Total assets	$930,572	$1,080,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,178	$7,549
Escrow funds payable	177,655	161,457
Accrued expenses and other current liabilities	48,817	53,611
Deferred revenue	24,079	25,075
Total current liabilities	254,729	247,692
Debt, noncurrent	355,166	564,261
Operating lease liability, noncurrent	8,219	11,177
Other liabilities, noncurrent	5,535	8,236
Total liabilities	623,649	831,366
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.0001 par value; 490,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 134,883,597 and 132,368,265 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	13	13
Additional paid-in capital	635,548	592,900
Accumulated other comprehensive loss	(865)	(3,085)
Accumulated deficit	(327,773)	(340,949)
Total stockholders’ equity	306,923	248,879
Total liabilities and stockholders’ equity	$930,572	$1,080,245
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2023	2022	2023	2022
Revenue	$168,611	$156,898	$329,469	$298,235
Cost of revenue	40,882	40,857	81,309	78,773
Gross profit	127,729	116,041	248,160	219,462
Operating expenses
Research and development	43,246	35,830	87,727	73,991
Sales and marketing	59,069	63,283	124,069	120,925
General and administrative	28,983	33,324	58,270	62,465
Provision for transaction losses	2,547	6,652	9,248	8,781
Total operating expenses	133,845	139,089	279,314	266,162
Loss from operations	(6,116)	(23,048)	(31,154)	(46,700)
Interest expense	713	1,120	1,814	2,245
Other income, net	(4,695)	(375)	(48,796)	(443)
Income (loss) before income taxes	(2,134)	(23,793)	15,828	(48,502)
Income tax provision	(1,857)	(27)	(2,652)	(56)
Net income (loss)	$(3,991)	$(23,820)	$13,176	$(48,558)

Net income (loss) per share:
Basic	$(0.03)	$(0.18)	$0.10	$(0.37)
Diluted	$(0.03)	$(0.18)	$(0.18)	$(0.37)

Weighted-average shares used to compute net income (loss) per share
Basic	134,142	130,061	133,492	129,707
Diluted	134,142	130,061	135,049	129,707

Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) on marketable securities, net	$297	$(1,405)	$2,220	$(4,255)
Total comprehensive income (loss)	$(3,694)	$(25,225)	$15,396	$(52,813)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended June 30, 2023	Shares	Amount
Balances as of March 31, 2023	133,464,264	$13	$613,887	$(1,162)	$(323,782)	$288,956
Issuance of common stock upon exercise of stock options	50,842	—	177	—	—	177
Stock-based compensation expense	—	—	18,733	—	—	18,733
Issuance of common stock for settlement of RSUs	991,476	—	—	—	—	—
Tides Foundation common stock warrant expense	—	—	187	—	—	187
Issuance of common stock in connection with employee stock purchase plan	377,015	—	2,564	—	—	2,564
Unrealized gain on marketable securities	—	—	—	297	—	297
Net loss	—	—	—	—	(3,991)	(3,991)
Balances as of June 30, 2023	134,883,597	$13	$635,548	$(865)	$(327,773)	$306,923

(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended June 30, 2022	Shares	Amount
Balances as of March 31, 2022	129,651,218	$13	$528,516	$(3,378)	$(275,802)	$249,349
Issuance of common stock upon exercise of stock options	147,127	—	556	—	—	556
Stock-based compensation expense	—	—	18,990	—	—	18,990
Issuance of common stock for settlement of RSUs	570,919	—	—	—	—	—
Tides Foundation common stock warrant expense	—	—	187	—	—	187
Issuance of common stock in connection with employee stock purchase plan	161,625	—	2,462	—	—	2,462
Unrealized loss on marketable securities	—	—	—	(1,405)	—	(1,405)
Net loss	—	—	—	—	(23,820)	(23,820)
Balances as of June 30, 2022	130,530,889	$13	$550,711	$(4,783)	$(299,622)	$246,319

(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Six Months Ended June 30, 2023	Shares	Amount
Balances as of December 31, 2022	132,368,265	$13	$592,900	$(3,085)	$(340,949)	$248,879
Issuance of common stock upon exercise of stock options	274,093	—	935	—	—	935
Stock-based compensation expense	—	—	38,774	—	—	38,774
Issuance of common stock for settlement of RSUs	1,864,224	—	—	—	—	—
Tides Foundation common stock warrant expense	—	—	375	—	—	375
Issuance of common stock in connection with employee stock purchase plan	377,015	—	2,564	—	—	2,564
Unrealized gain on marketable securities	—	—	—	2,220	—	2,220
Net income	—	—	—	—	13,176	13,176
Balances as of June 30, 2023	134,883,597	$13	$635,548	$(865)	$(327,773)	$306,923

(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
Six Months Ended June 30, 2022	Shares	Amount
Balances as of December 31, 2021	129,130,478	$13	$511,096	$(528)	$(251,064)	$259,517
Issuance of common stock upon exercise of stock options	271,221	—	1,044	—	—	1,044
Stock-based compensation expense	—	—	35,734	—	—	35,734
Issuance of common stock for settlement of RSUs	967,565	—	—	—	—	—
Tides Foundation common stock warrant expense	—	—	375	—	—	375
Issuance of common stock in connection with employee stock purchase plan	161,625	—	2,462	—	—	2,462
Unrealized loss on marketable securities	—	—	—	(4,255)	—	(4,255)
Net loss	—	—	—	—	(48,558)	(48,558)
Balances as of June 30, 2022	130,530,889	$13	$550,711	$(4,783)	$(299,622)	$246,319
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,176	$(48,558)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for transaction losses	5,442	8,310
Depreciation	3,878	4,025
Amortization of debt issuance costs	1,177	1,481
Amortization of premium (accretion of discount) of purchases of marketable securities, net	(6,154)	800
Amortization of operating lease asset	1,611	1,518
Tides Foundation common stock warrant expense	375	375
Stock-based compensation expense	38,337	35,715
Gain on early extinguishment of debt	(38,945)	—
Changes in operating assets and liabilities:
Trade and client receivables	(6,957)	(10,861)
Prepaid expenses and other assets	(1,464)	(1,206)
Operating lease liability	(2,866)	(2,614)
Accounts payable	(3,371)	280
Accrued expenses and other liabilities	(5,141)	(3,465)
Deferred revenue	(3,490)	2,278
Net cash used in operating activities	(4,392)	(11,922)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(254,119)	(231,350)
Proceeds from maturities of marketable securities	307,410	191,607
Proceeds from sale of marketable securities	149,859	—
Purchases of property and equipment	(135)	(602)
Internal-use software and platform development costs	(6,072)	(2,824)
Net cash provided by (used in) investing activities	196,943	(43,169)
CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in escrow funds payable	16,197	27,632
Proceeds from exercises of stock options	935	1,044
Proceeds from employee stock purchase plan	2,564	2,462
Net cash paid for early extinguishment of debt	(171,327)	—
Net cash provided by (used in) financing activities	(151,631)	31,138
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	40,920	(23,953)
Cash, cash equivalents, and restricted cash—beginning of period	295,231	352,058
Cash, cash equivalents, and restricted cash—end of period	$336,151	$328,105
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$837	$785
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
Property and equipment purchased but not yet paid	$124	$46
Internal-use software and platform development costs incurred but not yet paid	$93	$157
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
The accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair statement of the financial position, results of operations, changes in stockholders’ equity and cash flows for the interim periods, but do not purport to be indicative of the results of operations or financial condition to be anticipated for the full year ending December 31, 2023.
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
Recent Accounting Pronouncements Not Yet Adopted
The Company has reviewed the accounting pronouncements issued during the six months ended June 30, 2023 and concluded they were either not applicable or not expected to have a material impact on the Company’s condensed consolidated financial statements.
Note 3—Revenue
Disaggregation of Revenue
See “Note 9—Segment and Geographical Information” for the Company’s revenue disaggregated by type of service and geographic area.
Remaining Performance Obligations
As of June 30, 2023, the Company had $29.2 million of remaining performance obligations. The Company’s remaining performance obligations primarily consist of the transaction price that has been allocated to unexercised material rights related to the Company’s arrangements with talent subject to tiered service fees. During the three months ended June 30, 2023, the Company retired its tiered service fee structure for talent and introduced a flat fee of 10%. This change took effect in May 2023 for new contracts and existing contracts that would have otherwise been subject to a 20% fee under the former tiered service fee model. Contracts with a 5% fee under the former tiered service fee model will retain that rate for those contracts through the end of 2023. With this change to the Company’s tiered service fee structure, the Company no longer allocates a portion of the transaction price to unexercised material rights. As of June 30, 2023, the Company expects to recognize $24.1 million over the next 12 months, with the remaining balance recognized thereafter. The remaining transaction price allocated to other performance obligations is immaterial.
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
Contract Balances
The following table provides information about the balances of the Company’s trade and client receivables, net of allowance and contract liabilities included in deferred revenue and other liabilities, noncurrent:

(In thousands)	June 30, 2023	December 31, 2022
Trade and client receivables, net of allowance	$66,309	$64,888
Contract liabilities
Deferred revenue	24,079	25,075
Deferred revenue (component of other liabilities, noncurrent)	5,120	7,614
During the three and six months ended June 30, 2023, changes in the contract liabilities balances were a result of normal business activity and deferral, and subsequent recognition, of revenue related to arrangements with talent subject to tiered service fees and related allocation of transaction price to material rights.

Revenue recognized during the three and six months ended June 30, 2023 that was included in deferred revenue as of March 31, 2023 and December 31, 2022 was $9.8 million and $15.2 million, respectively. Revenue recognized during the three and six months ended June 30, 2022 that was included in deferred revenue as of March 31, 2022 and December 31, 2021 was $8.6 million and $13.1 million, respectively.
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
The Company’s financial instruments that are carried at fair value consist of Level I and Level II assets as of June 30, 2023 and December 31, 2022. The following tables summarize the Company’s cash and available-for-sale marketable securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category reported as cash and cash equivalents or marketable securities as of June 30, 2023 and December 31, 2022:

(In thousands) June 30, 2023	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$40,679	$—	$—	$40,679	$40,679	$—
Level I
Money market funds	88,721	—	—	88,721	88,721	—
Treasury bills	214,666	28	(29)	214,665	24,706	189,959
U.S. government securities	58,411	—	(575)	57,836	—	57,836
Total Level I	361,798	28	(604)	361,222	113,427	247,795
Level II
Commercial paper	40,075	—	—	40,075	—	40,075
Corporate bonds	10,919	6	(41)	10,884	—	10,884
Commercial deposits	15,197	—	—	15,197	—	15,197
Asset-backed securities	29,790	—	(182)	29,608	—	29,608
Foreign government and agency securities	2,099	—	(1)	2,098	—	2,098
U.S. agency securities	16,945	—	(41)	16,904	—	16,904
Total Level II	115,025	6	(265)	114,766	—	114,766
Total	$517,502	$34	$(869)	$516,667	$154,106	$362,561

(In thousands) December 31, 2022	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$27,528	$—	$—	$27,528	$27,528	$—
Level I
Money market funds	85,302	—	—	85,302	85,302	—
Treasury bills	172,500	13	(131)	172,382	5,096	167,286
U.S. government securities	106,167	—	(2,025)	104,142	—	104,142
Total Level I	363,969	13	(2,156)	361,826	90,398	271,428
Level II
Commercial paper	120,360	—	—	120,360	8,038	112,322
Corporate bonds	85,639	3	(639)	85,003	3,420	81,583
Commercial deposits	28,945	—	—	28,945	—	28,945
Asset-backed securities	33,261	31	(306)	32,986	—	32,986
Foreign government and agency securities (1)	8,176	—	(10)	8,166	—	8,166
U.S. agency securities (1)	21,785	38	(23)	21,800	—	21,800
Total Level II	298,166	72	(978)	297,260	11,458	285,802
Total	$689,663	$85	$(3,134)	$686,614	$129,384	$557,230
(1) Prior period has been reclassified to conform to the current period presentation as of June 30, 2023.

Unrealized Investment Losses
The following tables summarize, for all debt securities classified as available for sale in an unrealized loss position as of June 30, 2023 and December 31, 2022, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position.

(In thousands)	Less Than 12 Months		12 Months or Longer		Total
Duration of unrealized losses June 30, 2023	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Commercial paper	$999	$—	$—	$—	$999	$—
Treasury bills	51,964	(29)	—	—	51,964	(29)
U.S. government securities	13,352	(86)	44,483	(489)	57,835	(575)
Corporate bonds	6,780	(39)	316	(2)	7,096	(41)
Asset-backed securities	21,398	(109)	8,134	(73)	29,532	(182)
Foreign government and agency securities	2,098	(1)	—	—	2,098	(1)
U.S. agency securities	16,904	(41)	—	—	16,904	(41)
Total	$113,495	$(305)	$52,933	$(564)	$166,428	$(869)

(In thousands)	Less Than 12 Months		12 Months or Longer		Total
Duration of unrealized losses December 31, 2022	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Treasury bills	$132,995	$(131)	$—	$—	$132,995	$(131)
U.S. government securities	21,214	(63)	82,927	(1,963)	104,141	(2,026)
Corporate bonds	18,274	(120)	58,235	(519)	76,509	(639)
Asset-backed securities	23,515	(285)	1,707	(20)	25,222	(305)
Foreign government and agency securities (1)	5,576	(8)	2,591	(2)	8,167	(10)
U.S. agency securities (1)	9,478	(23)	—	—	9,478	(23)
Total	$211,052	$(630)	$145,460	$(2,504)	$356,512	$(3,134)
(1) Prior period has been reclassified to conform to the current period presentation as of June 30, 2023.
For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell these securities, nor does it anticipate that it will need to or be required to sell the securities. As of June 30, 2023 and December 31, 2022, the decline in fair value of these securities was due to increases in interest rates and not due to credit-related factors. As of June 30, 2023 and 2022, the Company considered any decreases in market value to be temporary in nature and did not consider any of the Company’s marketable securities to be impaired. The Company did not record any impairment charges with respect to its marketable securities during each of the three and six months ended June 30, 2023 and 2022.
In March 2023, the Company sold $138.2 million of available-for-sale marketable securities to enable the repurchase of a portion of the Company’s outstanding 0.25% convertible senior notes due 2026, which are referred to as the Notes. For additional information regarding the Notes, refer to “Note 7—Debt.”
Note 5—Balance Sheet Components
Cash and Cash Equivalents, Restricted Cash, and Funds Held In Escrow, Including Funds In Transit
The following table reconciles cash and cash equivalents, restricted cash, and funds held in escrow that are restricted as reported in the condensed consolidated balance sheets as of June 30, 2023 and

December 31, 2022 to the total of the same amounts shown in the condensed consolidated statement of cash flows for the six months ended June 30, 2023:

(In thousands)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$154,106	$129,384
Restricted cash	4,390	4,390
Funds held in escrow, including funds in transit	177,655	161,457
Total cash, cash equivalents, and restricted cash as shown in the condensed consolidated statement of cash flows	$336,151	$295,231
Property and Equipment, Net
Property and equipment, net consisted of the following:

(In thousands)	June 30, 2023	December 31, 2022
Internal-use software and platform development	$39,699	$33,273
Leasehold improvements	11,644	11,644
Computer equipment and software	6,640	6,514
Office furniture and fixtures	3,475	3,475
Total property and equipment	61,458	54,906
Less: accumulated depreciation	(36,591)	(32,843)
Property and equipment, net	$24,867	$22,063
For the three months ended June 30, 2023 and 2022, depreciation expense related to property and equipment was $0.8 million and $0.8 million, respectively. For the six months ended June 30, 2023 and 2022, depreciation expense related to property and equipment was $1.5 million and $1.6 million, respectively.
For the three months ended June 30, 2023 and 2022, the Company capitalized $3.6 million and $1.7 million of internal-use software and platform development costs, respectively. For the six months ended June 30, 2023 and 2022, the Company capitalized $6.4 million and $2.9 million of internal-use software and platform development costs, respectively.
For the three months ended June 30, 2023 and 2022, amortization expense related to the capitalized internal-use software and platform development costs was $1.1 million and $1.2 million, respectively. For the six months ended June 30, 2023 and 2022, amortization expense related to the capitalized internal-use software and platform development costs was $2.3 million and $2.4 million, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(In thousands)	June 30, 2023	December 31, 2022
Accrued compensation and related benefits	$11,295	$17,239
Accrued indirect taxes	13,196	14,102
Accrued vendor expenses	11,545	8,858
Operating lease liability, current	6,593	6,502
Accrued payment processing fees	2,494	2,425
Accrued talent costs	1,856	2,352
Other	1,838	2,133
Total accrued expenses and other current liabilities	$48,817	$53,611

Note 6—Commitments and Contingencies
Letters of Credit
In conjunction with the Company’s operating lease agreements, as of both June 30, 2023 and December 31, 2022, the Company had irrevocable letters of credit outstanding in the aggregate amount of $0.8 million. The letters of credit are collateralized by restricted cash in the same amount. No amounts had been drawn against these letters of credit as of June 30, 2023 and December 31, 2022.
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
As of June 30, 2023 and December 31, 2022, the Company was not a party to any material legal proceedings or claims, nor is the Company aware of any pending or threatened litigation or claims, including non-income tax matters, that could reasonably be expected to have a material adverse effect on its business, operating results, cash flows, or financial condition. Accordingly, the amounts accrued for contingencies for which the Company believes a loss is probable were not material as of June 30, 2023 and December 31, 2022.
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

Note 7—Debt
The following table presents the carrying value of the Company’s debt obligations as of June 30, 2023 and December 31, 2022:

(In thousands)	June 30, 2023	December 31, 2022
Convertible senior notes	$360,998	$575,000
Total debt	360,998	575,000
Less: unamortized debt issuance costs	(5,832)	(10,739)
Debt, noncurrent	$355,166	$564,261
Weighted-average interest rate	0.76%	0.76%
Convertible Senior Notes Due 2026
In August 2021, the Company issued, at par value, $575.0 million aggregate principal amount of the Notes. The issuance included the full exercise of an option granted by the Company to the initial purchasers of the Notes to purchase an additional $75.0 million aggregate principal amount of Notes. The Notes were issued pursuant to and are subject to the terms and conditions of an indenture between the Company and Computershare Trust Company, National Association (as successor in interest to Wells Fargo Bank, National Association), as trustee, which is referred to as the Indenture. The Notes were offered and sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.
In March 2023, the Company entered into separate, privately negotiated repurchase agreements with a limited number of institutional holders of the Notes to repurchase for cash an aggregate of $214.0 million principal amount of the Notes, which are collectively referred to as the Repurchases. The Company paid $170.8 million in cash to consummate the Repurchases. As a result, during the six months ended June 30, 2023, the Company recognized a gain on the early extinguishment of debt of $38.9 million, which is net of $3.7 million related to the pro-rata write-off of unamortized issuance costs associated with the sale of the Notes in August 2021, and $0.6 million of other fees incurred to effect the Repurchases. The resulting gain on early extinguishment of debt is included in other income, net in the Company’s condensed consolidated statement of operations and comprehensive income (loss). As of June 30, 2023, $361.0 million aggregate principal amount of the Notes remain outstanding.
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
For the three months ended June 30, 2023, interest expense was $0.2 million and amortization of the issuance costs was $0.5 million related to the Notes. For the three months ended June 30, 2022, interest expense was $0.4 million and amortization of the issuance costs was $0.7 million related to the Notes. For the six months ended June 30, 2023, interest expense was $0.6 million and amortization of the issuance costs was $1.2 million related to the Notes. For the six months ended June 30, 2022, interest expense was $0.7 million and amortization of the issuance costs was $1.5 million related to the Notes. As of June 30, 2023, the if-converted value of the Notes did not exceed the outstanding principal amount. As of June 30, 2023, the total estimated fair value of the Notes was $291.1 million and was determined based on a market approach using actual bids and offers of the Notes in an over-the-counter market on the last trading day of the period. The Company considers these assumptions to be Level II inputs in accordance with the fair value hierarchy described in “Note 4—Fair Value Measurements.”
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
The Capped Calls remain in effect notwithstanding the Repurchases.

Note 8—Net Loss per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Numerator:
Basic: net income (loss)	$(3,991)	$(23,820)	$13,176	$(48,558)
Gain on early extinguishment of debt, net of tax	—	—	(38,525)	—
Interest expense related to convertible senior notes, net of tax	—	—	638	—
Diluted	$(3,991)	$(23,820)	$(24,711)	$(48,558)

Denominator:
Weighted-average shares used to compute net income (loss) per share, basic and diluted
Basic	134,141,525	130,060,694	133,492,087	129,707,197
Common stock issuable in connection with convertible senior notes	—	—	1,556,641	—
Diluted	134,141,525	130,060,694	135,048,728	129,707,197

Net income (loss) per share:
Basic	$(0.03)	$(0.18)	$0.10	$(0.37)
Diluted	$(0.03)	$(0.18)	$(0.18)	$(0.37)
The following potentially dilutive shares were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	As of June 30,
	2023	2022
Options to purchase common stock	3,577,554	3,992,597
Common stock issuable upon exercise of common stock warrants	350,000	350,000
Common stock issuable upon vesting of restricted stock units and performance stock units	10,332,782	7,695,246
Common stock issuable in connection with employee stock purchase plan	1,821,635	1,149,219
Common stock issuable in connection with convertible senior notes	5,463,045	8,701,935
Total	21,545,016	21,888,997
Note 9—Segment and Geographical Information
The Company operates as one operating and reportable segment for purposes of allocating resources and evaluating financial performance.

The following table sets forth total revenue by type of service for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Marketplace
Basic, Plus, Client Marketplace(1) and other	$142,308	$132,029	$278,984	$250,696
Enterprise	14,323	12,296	25,735	23,054
Managed services	11,980	12,573	24,750	24,485
Total revenue	$168,611	$156,898	$329,469	$298,235
(1) In April 2022, the Company combined its Upwork Basic and Upwork Plus client offerings into its Client Marketplace offering. In April 2023, the Company introduced a contract initiation fee for clients on the Client Marketplace offering—up to $4.95 per contract.
The Company generates its revenue from talent and clients. The following table sets forth total revenue by geographic area based on the billing address of its talent and clients for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Talent
United States	$21,983	$21,916	$44,443	$42,679
India	12,041	12,006	23,469	23,427
Philippines	10,818	10,051	21,184	19,687
Rest of world (1)	43,655	41,746	85,057	82,569
Total talent revenue	88,497	85,719	174,153	168,362
Clients
United States	59,423	52,633	114,874	96,472
Rest of world (1)	20,691	18,546	40,442	33,401
Total clients revenue	80,114	71,179	155,316	129,873
Total revenue	$168,611	$156,898	$329,469	$298,235
(1) During the three and six months ended June 30, 2023 and 2022, no single country included in the Rest of world category had revenue that exceeded 10% of Total talent revenue, Total clients revenue, or Total revenue.
Substantially all of the Company’s long-lived assets were located in the United States as of June 30, 2023 and December 31, 2022.

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
Financial Highlights
For the three and six months ended June 30, 2023, marketplace revenue increased by 9% and 11%, respectively, as compared to the same periods in 2022. These increases were driven by client fee changes related to the shift to our Client Marketplace offering in April 2022, an increase in the second quarter of 2023 in the number of virtual tokens, which we refer to as Connects, needed by talent to bid on projects and paid promotional products on our work marketplace, and the contract initiation fee for clients on our Client Marketplace offering introduced in April 2023. These drivers were partially offset by a reduction in talent service fees, as a result of the changes we made in May 2023 to our tiered service fee structure. Additionally, we continued our efforts to better address large enterprise and other clients through our Upwork Enterprise and other premium offerings. As a result, for the three and six months ended June 30, 2023, Enterprise Revenue (as defined below) increased 16% and 12%, respectively, as compared to the same periods in 2022, which also contributed to the increase in marketplace revenue during those periods.
During the three and six months ended June 30, 2023, GSV remained relatively flat at $1.0 billion and $2.0 billion, respectively, as compared to the same periods in 2022, primarily due to the lapping of strong growth in the prior periods, as well as changes to client fees as a result of the shift to our Client Marketplace offering in April 2022. The number of active clients increased 2% as of June 30, 2023, as compared to the same period in 2022, and our GSV per active client increased 2% as of June 30, 2023, as compared to the same period in 2022, primarily due to increased spend from existing clients.
During the three months ended June 30, 2023, we generated a net loss of $4.0 million and adjusted EBITDA1 of $14.4 million, as compared to a net loss of $23.8 million and adjusted EBITDA loss of $1.9 million during the same period in 2022. During the six months ended June 30, 2023, we generated net income of $13.2 million and adjusted EBITDA of $11.4 million, as compared to a net loss of $48.6 million and adjusted EBITDA loss of $2.3 million during the same period in 2022. During the three and six months ended June 30, 2023, we implemented a number of cost-saving measures, including reducing our investmen
1 Adjusted EBITDA is not prepared in accordance with, and is not an alternative to, financial measures prepared in accordance with U.S. GAAP. See “Key Financial and Operational Metrics—Non-GAAP Financial Measures” below for a definition of adjusted EBITDA and for information regarding our use of adjusted EBITDA and a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure prepared under U.S. GAAP.

ts in brand marketing, vendor spend, and other non-personnel costs. Additionally, in light of the challenging macroeconomic conditions as well as our efforts to reduce spend and streamline operations, we implemented a reduction of our workforce in May 2023 representing approximately 15% of full-time employees, largely in our sales team, and we also reduced a smaller percentage of independent team members. We expect these measures will positively impact adjusted EBITDA for the full year 2023.
Key Financial and Operational Metrics
As of and for the three and six months ended June 30, 2023 and 2022, our key financial and operating metrics are as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(In thousands, except percentages)	2023	2022		2023	2022
GSV	$1,036,507	$1,046,014	(1)%	$2,039,852	$2,047,389	—%
Marketplace revenue	$156,631	$144,325	9%	$304,719	$273,750	11%
Marketplace take rate	15.3%	14.0%	1.3%	15.1%	13.5%	1.6%
Net income (loss)	$(3,991)	$(23,820)	83%	$13,176	$(48,558)	*
Adjusted EBITDA	$14,362	$(1,865)	*	$11,436	$(2,298)	*
*Not meaningful

	As of June 30,		% Change
(Active clients are in thousands)	2023	2022
Active clients	822	807	2%
GSV per active client	$4,987	$4,874	2%
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
We generate marketplace revenue from both talent and clients. Marketplace revenue is primarily generated from fees charged to talent as a percentage of their billings to clients, which we refer to as talent service fees, and to a lesser extent, fees charged to clients through our Client Marketplace offering, which we refer to as client marketplace fees. Additionally, marketplace revenue includes revenue from our Enterprise offering, which we refer to as Enterprise Revenue, including all client fees, subscriptions, and talent service fees. We also generate marketplace revenue from fees for premium offerings, including talent memberships, purchases of Connects, and other services, such as foreign currency exchange when clients choose to pay in currencies other than the U.S. dollar, and our Upwork Payroll offering.
In April 2023, we introduced a contract initiation fee for clients on our Client Marketplace offering—up to $4.95 per contract. Additionally, in May 2023, we retired the tiered service fee structure for talent working with clients on our Client Marketplace offering—ranging from 5% to 20%—in favor of a flat fee of 10%. This change took effect on new contracts and existing contracts that would have otherwise been subject to a 20% fee under the tiered service fee model. Talent that have existing contracts with a 5% fee under the tiered service fee model will retain that rate for those contracts through the end of 2023.
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
Non-GAAP Financial Measures
In addition to our results determined in accordance with generally accepted accounting principles in the United States, which we refer to as U.S. GAAP, adjusted EBITDA is a non-GAAP measure that we believe is useful in evaluating our operating performance.
We define adjusted EBITDA as net income (loss) adjusted for stock-based compensation expense; depreciation and amortization; interest expense; other (income) expense, net; income tax (benefit) provision; and, if applicable, certain other gains, losses, benefits, or charges that are non-cash or are significant and the result of isolated events or transactions that have not occurred frequently in the past and are not expected to occur regularly in the future. Adjusted EBITDA is not prepared in accordance with, and is not an alternative to, financial measures prepared in accordance with U.S. GAAP.

The following table presents a reconciliation of net loss, the most directly comparable financial measure prepared in accordance with U.S. GAAP, to adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Net Income (loss)	$(3,991)	$(23,820)	$13,176	$(48,558)
Add back (deduct):
Stock-based compensation expense	18,437	18,980	38,337	35,715
Depreciation	1,854	2,016	3,878	4,025
Interest expense	713	1,120	1,814	2,245
Other income, net (1)	(4,695)	(375)	(48,796)	(443)
Income tax provision	1,857	27	2,652	56
Other (2)(3)	187	187	375	4,662
Adjusted EBITDA	$14,362	$(1,865)	$11,436	$(2,298)
(1) During the six months ended June 30, 2023, we recognized a gain on the early extinguishment of debt of $38.9 million, which is included in other income, net.
(2) During each of the three and six months ended June 30, 2023 and 2022, we incurred $0.2 million and $0.4 million, respectively, of expense related to our Tides Foundation warrant.
(3) During the six months ended June 30, 2022, in response to Russia’s invasion of Ukraine, we incurred certain incremental expenses associated with our humanitarian response efforts. These expenses are not representative of our ongoing operations, and, as a result, we excluded these costs from adjusted EBITDA for the six months ended June 30, 2022. These expenses consisted of (i) $1.4 million of special one-time bonuses to our team members in the region impacted by Russia’s invasion of Ukraine, (ii) $1.5 million of expenses incurred in connection with the relocation of our team members in the impacted region, (iii) $1.1 million of donations made to humanitarian aid organizations to support initiatives related to humanitarian response efforts in the impacted region, primarily to Direct Relief International, a humanitarian aid organization, and (iv) $0.4 million of payments of one-time service award bonuses (and associated taxes) to certain of our team members paid in recognition of contributions made by such team members to our humanitarian response efforts in the impacted region.
We use adjusted EBITDA as a measure of operational efficiency. We believe that this non-GAAP financial measure is useful to investors for period-to-period comparisons of our business and in understanding and evaluating our operating results for the following reasons:
•adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as stock-based compensation expense; depreciation and amortization; interest expense; other (income) expense, net; income tax (benefit) provision; and, if applicable, certain other gains, losses, benefits, or charges that are non-cash or are significant and the result of isolated events or transactions that have not occurred frequently in the past and are not expected to occur regularly in the future, all of which can vary substantially from company to company depending upon their financing, capital structures, and the method by which assets were acquired;
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
Other (Income) Expense, Net
Other (income) expense, net consists primarily of interest income that we earn from our deposits in money market funds and investments in marketable securities and gains and losses from foreign currency exchange transactions. Additionally, during the six months ended June 30, 2023, we recognized a gain on the early extinguishment of debt of $38.9 million, which is included in other income, net. For additional information about the gain on early extinguishment of debt, see the section below titled “—Convertible Senior Notes Due 2026.”

Results of Operations
The following table sets forth our condensed consolidated results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Revenue
Marketplace	$156,631	$144,325	$304,719	$273,750
Managed services	11,980	12,573	24,750	24,485
Total revenue	168,611	156,898	329,469	298,235
Cost of revenue(1)	40,882	40,857	81,309	78,773
Gross profit	127,729	116,041	248,160	219,462
Operating expenses
Research and development(1)	43,246	35,830	87,727	73,991
Sales and marketing(1)	59,069	63,283	124,069	120,925
General and administrative(1)	28,983	33,324	58,270	62,465
Provision for transaction losses	2,547	6,652	9,248	8,781
Total operating expenses	133,845	139,089	279,314	266,162
Loss from operations	(6,116)	(23,048)	(31,154)	(46,700)
Interest expense	713	1,120	1,814	2,245
Other income, net	(4,695)	(375)	(48,796)	(443)
Income (loss) before income taxes	(2,134)	(23,793)	15,828	(48,502)
Income tax provision	(1,857)	(27)	(2,652)	(56)
Net income (loss)	$(3,991)	$(23,820)	$13,176	$(48,558)
(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Cost of revenue	$490	$347	$910	$586
Research and development	6,903	6,565	14,532	12,180
Sales and marketing	2,998	2,663	6,566	4,928
General and administrative	8,046	9,405	16,329	18,021
Total stock-based compensation	$18,437	$18,980	$38,337	$35,715

Comparison of the Three and Six Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2023	2022	Change		2023	2022	Change
Marketplace	$156,631	$144,325	$12,306	9%	$304,719	$273,750	$30,969	11%
Percentage of total revenue	93%	92%			92%	92%
Managed services	11,980	12,573	(593)	(5)%	24,750	24,485	265	1%
Percentage of total revenue	7%	8%			8%	8%
Total revenue	$168,611	$156,898	$11,713	7%	$329,469	$298,235	$31,234	10%
During the three and six months ended June 30, 2023, GSV remained relatively flat at $1.0 billion and $2.0 billion, respectively, as compared to the same periods in 2022, primarily due to the lapping of strong growth in the prior periods, as well as changes to client fees as a result of the shift to our Client Marketplace offering in April 2022. The number of active clients increased 2% as of June 30, 2023, as compared to the same period in 2022, and our GSV per active client increased 2% as of June 30, 2023, as compared to the same period in 2022, primarily due to increased spend from existing clients.
For the three months ended June 30, 2023, marketplace revenue represented 93% of total revenue and increased by $12.3 million, or 9%, as compared to the same period in 2022. For the six months ended June 30, 2023, marketplace revenue represented 92% of total revenue and increased by $31.0 million, or 11%, as compared to the same period in 2022. Marketplace revenue growth was driven primarily by the changes to client fees related to the shift to our Client Marketplace offering in April 2022, an increase in the second quarter of 2023 in the number of Connects needed to bid on projects on our work marketplace, and the contract initiation fee for clients on our Client Marketplace offering introduced in April 2023. Marketplace revenue growth was partially offset by a reduction in talent service fees for the three and six months ended June 30, 2023, as a result of the changes we made in May 2023 to our tiered service fee structure. Overall, these factors caused marketplace revenue to grow at a faster rate than GSV from our marketplace offerings, which caused marketplace take rate to increase to 15.3% and 15.1% for the three and six months ended June 30, 2023, respectively, as compared to 14.0% and 13.5% for the same periods in 2022. Additionally, during the three and six months ended June 30, 2023, we continued our efforts to better address large enterprise and other clients through our Upwork Enterprise and other premium offerings. As a result, for the three and six months ended June 30, 2023, Enterprise Revenue increased 16% to $14.3 million and 12% to $25.7 million, respectively, as compared to the same periods in 2022, due to spend from new clients of our Enterprise offering, as well as existing clients of our Enterprise offering shifting spend to Enterprise offerings that have a higher take rate, which also contributed to the increase in marketplace revenue during those periods. We expect marketplace revenue and marketplace take rate to increase throughout the remainder of 2023.
For the three months ended June 30, 2023, managed services revenue decreased by 5%, or $0.6 million, to $12.0 million, as compared to the same period in 2022, as a result of decreased spend from existing clients of our managed services offering, partially offset by an increase in revenue from a new contract from an existing client. The reduction in spend during the three months ended June 30, 2023 impacted growth of managed services revenue for the six months ended June 30, 2023, which grew 1%, or $0.3 million, to $24.8 million, as compared to the same period in 2022.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2023	2022	Change		2023	2022	Change
Cost of revenue	$40,882	$40,857	$25	—%	$81,309	$78,773	$2,536	3%
Components of cost of revenue:
Cost of talent services to deliver managed services	9,140	9,271	(131)	(1)%	18,673	18,231	442	2%
Other components of cost of revenue	31,742	31,586	156	—%	62,636	60,542	2,094	3%
Total gross margin	76%	74%			75%	74%
For the three months ended June 30, 2023, cost of revenue increased by 0.1% due to immaterial changes to underlying drivers. For the six months ended June 30, 2023, cost of revenue increased primarily as a result of increases in personnel-related costs of $1.9 million and the increase in cost of talent services to deliver managed services of $0.4 million driven by new spend from existing clients of our managed services offering, as compared to the same period in 2022. For the three and six months ended June 30, 2023, gross margin was 76% and 75%, respectively, as compared to 74% for each of the three and six months ended June 30, 2022. The increase in gross margin was primarily due to an increase in the second quarter of 2023 in the number of Connects needed to bid on projects on our work marketplace and the introduction of a contract initiation fee up to $4.95 per contract for clients on our Client Marketplace in April 2023, as well as changes to client fees as a result of the shift to our Client Marketplace offering in April 2022.
We expect cost of revenue to increase in absolute dollars in future periods as we continue to support growth on our work marketplace. Amounts paid to talent in connection with our managed services offering are tied to the volume of managed services used by our clients. The level and timing of these items could fluctuate and affect our cost of revenue in the future. We expect the pricing changes that we have made over the past twelve months will continue to positively impact gross margin throughout the remainder of 2023. While we expect gross profit to increase in absolute dollars in future periods, because our managed services revenue and marketplace revenue grow at different rates, gross margin, expressed as a percentage of total revenue, may vary from period to period.
Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2023	2022	Change		2023	2022	Change
Research and development	$43,246	$35,830	$7,416	21%	$87,727	$73,991	$13,736	19%
Percentage of total revenue	26%	23%			27%	25%
For the three and six months ended June 30, 2023, research and development expense increased primarily due to investments we made to increase the size of our research and development workforce that resulted in increases in personnel-related costs of $9.0 million and $19.0 million, respectively, as compared to the same periods in 2022. This increase was partially offset by $2.4 million and $4.2 million incremental internal-use software and platform development costs that we capitalized during the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. Additionally, during the six months ended June 30, 2022, we incurred $2.7 million of research and development expense related to our humanitarian response efforts related to the war in Ukraine.

We intend to focus our investment in research and development on the quality and adoption of our current offerings and products, and expect our research and development expense to increase in absolute dollars in future periods, although this expense, expressed as a percentage of total revenue, may vary from period to period.
Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2023	2022	Change		2023	2022	Change
Sales and marketing	$59,069	$63,283	$(4,214)	(7)%	$124,069	$120,925	$3,144	3%
Percentage of total revenue	35%	40%			38%	41%
In the second quarter of 2023, we implemented a number of cost-saving measures, including reducing our investments in brand marketing, vendor spend, and other non-personnel costs, which drove reductions in marketing and advertising expense of $9.7 million and $10.5 million during the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. We also implemented a reduction of our workforce in May 2023, resulting in employee severance and benefit costs of $2.5 million, largely in our sales team, in the second quarter of 2023. During the three and six months ended June 30, 2023, we continued to invest in marketing and other opportunities for growth, which drove increases in personnel-related costs of $3.2 million and $10.7 million in those periods, respectively, as compared to the same periods in 2022.
As a result of the reduction of our workforce, reduced investment in brand marketing, and other cost-saving measures implemented in May 2023, we expect sales and marketing expense to decrease throughout the remainder of 2023, although this expense expressed as a percentage of total revenue may vary from period to period.
General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2023	2022	Change		2023	2022	Change
General and administrative	$28,983	$33,324	$(4,341)	(13)%	$58,270	$62,465	$(4,195)	(7)%
Percentage of total revenue	17%	21%			18%	21%
For the three and six months ended June 30, 2023, general and administrative expense decreased primarily due to additional expense incurred during the three and six months ended June 30, 2022 related to indirect taxes of $4.7 million and $5.0 million, respectively, and $1.3 million of expenses incurred during the same periods in 2022 resulting from our humanitarian response efforts and charitable donations related to the war in Ukraine. For the six months ended June 30, 2023, these decreases were partially offset by an increase in personnel-related costs of $1.3 million, as compared to the same period in 2022.
We expect to continue to invest in general and administrative expenses to achieve our strategic objectives. We are considering certain actions relating to certain of our office spaces, including closing or subleasing, which could result in impairment charges being recognized in general and administrative expense.

Provision for Transaction Losses

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2023	2022	Change		2023	2022	Change
Provision for transaction losses	$2,547	$6,652	$(4,105)	(62)%	$9,248	$8,781	$467	5%
Percentage of total revenue	1.5%	4.2%			2.8%	2.9%
For the three months ended June 30, 2023, provision for transaction losses decreased by $4.1 million, or 62%, as compared to the same period in 2022, as a result of improved internal review processes, which reduced bad debt losses, instances of fraud, and chargeback losses in the second quarter of 2023. For the six months ended June 30, 2023, provision for transaction losses increased slightly by $0.5 million, or 5%, as compared to the same period in 2022, as a result of fraud protection fees paid to a third-party vendor, partially offset by reduced bad debt losses, instances of fraud, and chargeback losses. We continue to closely monitor this activity and maintain a number of measures designed to decrease transaction losses going forward.
Interest Expense and Other Income, Net

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2023	2022	Change		2023	2022	Change
Interest expense	$713	$1,120	$(407)	(36)%	$1,814	$2,245	$(431)	(19)%
Other income, net	(4,695)	(375)	(4,320)	*	(48,796)	(443)	(48,353)	*
*Not meaningful
For the three and six months ended June 30, 2023, interest expense decreased as a result of the Repurchases (as defined below), which lowered our outstanding debt balance in March 2023.
For the three and six months ended June 30, 2023, other income, net was driven by increases in interest income from our marketable securities of $3.8 million and $8.8 million, as compared to the same periods in 2022, primarily due to increased interest rates. Additionally, during the six months ended June 30, 2023, we recognized a gain on early extinguishment of debt of $38.9 million related to the Repurchases.
Income Tax Provision

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2023	2022	Change		2023	2022	Change
Income tax provision	$(1,857)	$(27)	$(1,830)	*	$(2,652)	$(56)	$(2,596)	*
*Not meaningful
For the three and six months ended June 30, 2023, income tax provision increased by $1.8 million and $2.6 million, respectively, as compared to the same periods in 2022, primarily due to a year-over-year increase in our U.S. federal taxable income.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents and marketable securities, including the net proceeds from the sale of our 0.25% convertible senior notes due 2026, which we refer to as the Notes. Our cash equivalents and marketable securities primarily consist of money market funds, commercial paper, treasury bills, corporate bonds, U.S. and foreign government securities, asset-backed securities, and other types of fixed income securities. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Since our inception, our business has consisted of the operation of an online work marketplace that connects business with independent talent from across the globe, and we do not make investments for trading or speculative purposes. As of June 30, 2023 and December 31, 2022, we had $154.1 million and $129.4 million in cash and cash equivalents, respectively. As of June 30, 2023 and December 31, 2022, we had $362.6 million and $557.2 million in marketable securities, respectively.
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
We anticipate satisfying our short-term cash requirements with our existing cash and cash equivalents and may satisfy our long-term cash requirements with cash and cash equivalents on hand or with proceeds from future equity or debt financing. To the extent existing cash and cash equivalents, cash from marketable securities, and cash from operations (in periods in which we generate cash flow from operations) are insufficient to fund our working capital and capital expenditure requirements, or should we require additional cash for other purposes, we will need to raise additional funds. In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements as we did with the offering of the Notes in 2021. If we raise additional funds by issuing equity or equity-linked securities, the ownership and economic interests of our existing stockholders will be diluted. If we raise additional financing by incurring additional indebtedness, we will be subject to additional debt service requirements and could also be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could also be unfavorable to our equity investors. There can be no assurances that we will be able to raise additional capital on terms we deem acceptable, or at all. The inability to raise additional capital as and when required would have an adverse effect, which could be material, on our results of operations, financial condition, and ability to achieve our business objectives.
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

Escrow Funding Requirements
As a licensed internet escrow agent, we offer escrow services to users of our work marketplace and, as such, we are required to hold our users’ escrowed cash and in-transit cash in trust as an asset and record a corresponding liability for escrow funds held on behalf of talent and clients on our balance sheet. We expect the balances of our funds held in escrow, including funds held in transit, and the related liability to grow as GSV grows and may vary from period to period. Escrow regulations require us to fund the trust with our operating cash to cover shortages due to the timing of cash receipts from clients for completed hourly billings. Talent submit their billings for hourly contracts to their clients on a weekly basis every Sunday, and the aggregate amount of such billings is added to escrow funds payable to talent on the same day. As of each Sunday of each week, we have not yet collected funds for hourly billings from clients as these funds are in transit. Therefore, in order to satisfy escrow funding requirements, every Sunday we fund the shortage of cash in trust with our own operating cash and typically collect this cash shortage from clients within the next several days. As a result, we expect our total cash and cash flows from operating activities to be impacted when a quarter ends on a Sunday. As of June 30, 2023 and December 31, 2022, funds held in escrow, including funds in transit, were $177.7 million and $161.5 million, respectively.
Convertible Senior Notes Due 2026
In August 2021, we issued the Notes pursuant to an Indenture between us and Computershare Trust Company, National Association (as successor in interest to Wells Fargo Bank, National Association), as trustee. The Notes are senior, unsecured obligations and bear interest at a rate of 0.25% per year, payable semiannually in arrears, and are due August 15, 2026. Upon conversion, we have an option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock.
In March 2023, we entered into separate, privately negotiated repurchase agreements with a limited number of institutional holders of the Notes to repurchase for cash an aggregate of $214.0 million principal amount of the Notes, which we refer to as the Repurchases. We paid $170.8 million in cash to consummate the Repurchases. As a result, during the six months ended June 30, 2023, we recognized a gain on the early extinguishment of debt of $38.9 million, which is net of $3.7 million related to the pro-rata write-off of unamortized issuance costs associated with the sale of the Notes in August 2021, and $0.6 million of other fees incurred to effect the Repurchases. The resulting gain on early extinguishment of debt is included in other income, net in the condensed consolidated statement of operations and comprehensive income (loss). As of June 30, 2023, $361.0 million aggregate principal amount of the Notes remain outstanding.
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

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(In thousands)	2023	2022
Net cash used in operating activities	$(4,392)	$(11,922)
Net cash provided by (used in) investing activities	196,943	(43,169)
Net cash provided by (used in) financing activities	(151,631)	31,138
Net change in cash, cash equivalents, and restricted cash(1)	$40,920	$(23,953)
(1) Includes increases in funds held in escrow, including funds in transit of $16.2 million and $27.6 million during the six months ended June 30, 2023 and 2022, respectively.
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
For the six months ended June 30, 2023, net cash used in operating activities was $4.4 million, which resulted from net income of $13.2 million and adjustments of $5.7 million, driven by the gain on early extinguishment of debt of $38.9 million, offset by net cash outflows of $23.3 million from changes in operating assets and liabilities.
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
Investing Activities
For the six months ended June 30, 2023, net cash provided by investing activities was $196.9 million, which was primarily a result of proceeds from maturities of marketable securities of $307.4 million and proceeds from the sale of marketable securities of $149.9 million, including $143.7 million to enable the repurchase of a portion of the Notes, partially offset by investing $254.1 million in various marketable securities, as well as $6.1 million of internal-use software and platform development costs that we paid during the period.
For the six months ended June 30, 2022, net cash used in investing activities was $43.2 million, which was primarily a result of investing $231.4 million in various marketable securities, as well as $2.8 million of internal-use software and platform development costs that we paid during the period, partially offset by proceeds from maturities of marketable securities of $191.6 million.
Financing Activities
For the six months ended June 30, 2023, net cash used in financing activities was $151.6 million, which was driven by $171.3 million that we paid to consummate the Repurchases, including related fees to effect the Repurchases, partially offset by an increase in escrow funds payable of $16.2 million, proceeds received from our employee stock purchase plan of $2.6 million, and cash received from stock option exercises of $0.9 million.

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
Interest Rate Risk
The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not make investments for trading or speculative purposes. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Borrowings under the Notes have a fixed interest rate. As of June 30, 2023 and December 31, 2022, we had $361.0 million and $575.0 million, respectively, aggregate principal amount of borrowings outstanding under the Notes. We do not believe that a hypothetical increase or decrease in interest rates of 100 basis points would have a material impact on our operating results or financial condition.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, as of June 30, 2023. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Clients have similarly diverse options to find and engage service providers, such as finding service providers through other online or offline platforms or through staffing firms and agencies or other talent sourcing services, engaging service providers directly, or hiring temporary, full-time, or part-time employees directly or through an agency. Clients may decrease their use of, or cease using, our work marketplace and our revenue may be adversely impacted for many reasons, including: if we fail to attract new talent; if the quality or types of services provided by talent on our work marketplace are not satisfactory to clients; if generative artificial intelligence tools provide a suitable replacement for traditional talent tasks; or if talent decrease their use of, or cease using, our work marketplace or prefer to take remote employment opportunities or to use other online remote work platforms, both of which are increasingly available as a result of the shift to remote work. Further, expenditures by clients may be cyclical and may reflect overall macroeconomic conditions or budgeting patterns. Beginning in the second half of 2019, we began evolving our offerings, services, brand positioning, and marketing to better address large enterprise and mid-market prospects and other clients with larger, longer-term independent talent needs. The evolution of these and other efforts, either individually or in the aggregate, may not be successful in attracting and retaining users or growing client spend from these target clients, and in the event these efforts result in the loss of or reduction in spend by other clients that is not offset by increased activity from these target clients, they may result in a temporary or long-term decelerating growth in, or declining, GSV, which could adversely affect our business, revenue, financial condition, and operating results. In addition, the increase in user acquisition resulting from the shift toward remote work, due in part to the COVID-19 pandemic, has not continued as the impact of the COVID-19 pandemic has subsided. For example, growth in the number of active clients and GSV growth have each decelerated on a year-over-year basis since the second quarter of 2021. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Active Clients and GSV per Active Client” above for the definition of active client.
Both clients and talent may stop using our work marketplace and related services if the quality of the user experience on our work marketplace, including our support capabilities or our ability to provide a secure, reliable, and trustworthy work marketplace, does not meet their expectations or keep pace with the quality of the user experience generally offered by competitive products and services. Clients and talent may also choose, and in the past have chosen, to cease using our work marketplace if they perceive that our pricing model, including associated fees, is not in line with the value they derive from our work marketplace, or for other reasons, including cost-cutting measures. For example, the shift to our Client Marketplace offering in April 2022 resulted in changes to client fees, and, in May 2023, we retired our tiered service fee structure for talent working with clients on our Client Marketplace offering in favor of a flat fee of 10%. In addition, in the second quarter of 2023, we introduced a contract initiation fee up to $4.95 per contract for clients on our Client Marketplace offering and increased the number of Connects needed by talent to bid on projects on our work marketplace. While these changes were designed to improve the health of our work marketplace, there can be no assurances as to the long-term impact these changes will have on our ability to acquire new users and retain existing users. Additionally, one client accounted for more than 10% of our trade and client receivables for each of the years ended December 31, 2022 and 2021. If users, particularly significant clients, stop using, or reduce their use of, our work marketplace and related services for any reason, including the foregoing reasons, our revenue and business would be adversely affected.
We have experienced growth in recent periods and expect to invest in our growth in the future. If we are unable to maintain similar levels of growth or manage our growth effectively, our business, revenue and profits, and financial condition could be adversely affected.
We have experienced growth in a relatively short period of time. For example, our total revenue for the six months ended June 30, 2023 was $329.5 million, representing a period-over-period growth rate of 10% compared to the same period in 2022. However, there can be no assurance that we will be able to sustain our current or historical growth rates or that any future investments in growth will be successful or cost-effective. For example, we have already begun to see the effects of declining growth rates as compared to corresponding periods in prior years that were more strongly affected by the shift to remote work. Moreover, sustaining the same levels of growth in future periods will become more difficult during times of macroeconomic uncertainty, including a macroeconomic downturn or recession and rising interest rates and inflation, such as the conditions that we have experienced beginning in the second half of 2022. Sustaining our growth will place significant demands on our management as well as on our administrative, operational, and financial resources. To manage our growth, we must improve our operational, financial, and management information systems and expand, motivate, and effectively manage and train our workforce, all of which can be more difficult in a competitive labor market. If we are unable to manage our growth successfully without compromising the quality of our offerings or user experience, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, operating results, financial condition, and ability to successfully market our work marketplace and serve our users could be adversely affected.
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
Our work marketplace systems and controls relating to user identity verification, user authentication, and fraud detection are complex. If such systems and controls are not effective, our work marketplace may be perceived as not being secure, our reputation may be harmed, we may face regulatory action or action by our payment partners, payment networks, or other third parties, and our business may be adversely impacted. In addition, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, such as: unauthorized or fraudulent use of another’s identity, payment information, or other information; misrepresentation of the user’s identity, location, or skills, including using accounts that they have purchased, borrowed, or leased; and the improper acquisition or use of credit or debit card details and banking or other payment account information. Further, our users provide us with payment card billing information online, and we do not review the physical payment cards used in these transactions, which increases our risk of exposure to fraudulent activity.
Bad actors also may use our work marketplace, including our payment processing and disbursement methods, to engage in unlawful or fraudulent conduct, such as money laundering, moving funds to regions or persons restricted by sanctions or export controls, terrorist financing, fraudulent sale of services, bribery, breaches of security, unauthorized acquisition of data, extortion or use of ransomware, distribution or creation of malware or viruses, piracy or misuse of software and other copyrighted or trademarked content, and other misconduct. These types of illegal activities have increased on our platform in recent periods and may increase in the future. For example, for the year ended December 31, 2022, provision for transaction losses increased, as compared to 2021, primarily due to increased instances of fraud, higher chargeback losses, and bad debt losses related to Upwork Enterprise clients. This conduct on our website could result in any of the following, each of which could adversely impact our business:
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
Changes in our offerings and pricing model, and the continued evolution of our business strategy and brand positioning, subject us to a number of uncertainties, including our ability to plan for and model future growth and make accurate projections regarding our future performance. In addition, we have in the past seen, and may in the future see, unexpected or unintended negative effects as a result of changes to our pricing model, offerings, and sales, brand positioning, and marketing efforts, including increased user dissatisfaction, harm to our reputation, increased circumvention rates, reductions in the rate or size of projects that get posted or completed, a failure to attract and retain quality talent or attract new clients that spend on our work marketplace or the loss of spend from existing clients. These adverse effects may negatively affect GSV, revenue, our results of operations, and financial condition, including resulting in negative period-over-period financial results for a number of periods following the change being made. For example, during the three and six months ended June 30, 2023, GSV remained relatively flat, as compared to the same periods in 2022, in part because our business continued to be impacted by changes to client fees as a result of the shift to our Client Marketplace offering in April 2022, and, in May 2023, we retired our tiered service fee structure for talent working with clients on our Client Marketplace offering in favor of a flat fee of 10%. In addition, in the second quarter of 2023, we introduced a contract initiation fee up to $4.95 per contract for clients on our Client Marketplace offering and increased the number of Connects needed by talent to bid on projects on our work marketplace. While these changes were designed to improve the health of our work marketplace, there can be no assurances as to the long-term impact these changes will have on our business, operating results, and financial condition.
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
•our partners could reduce the services provided to us, cease doing business with us, cease or become prohibited from doing business with certain of our users or in jurisdictions where we have users, or cease doing business altogether; or
•our partners could be subject to delays, limitations, or closures of their own businesses, networks, partners, or systems, causing them to be unable to process payments or disburse funds for certain periods of time.
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
In order to increase our revenue from our premium offerings and achieve and sustain profitability, we must improve the effectiveness and efficiency of our sales force and generate additional revenue from new and existing users. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, effectively deploying, and retaining sufficient numbers of sales and sales support personnel to support our growth. It is difficult at times to find and retain a sufficient number of sales personnel with the specific skills and technical knowledge needed to effectively sell our Upwork Enterprise and other premium offerings, particularly in times of significant competition for qualified personnel. Furthermore, hiring and effectively deploying sales personnel is complex and requires additional costs that we may not recover if the sales personnel fail to achieve full productivity. Even if we are able to hire qualified sales personnel, doing so may be costly and lengthy, as new sales personnel require significant training and can take a number of months to achieve full productivity. In addition, new sales personnel do not always achieve productivity milestones within the timelines that we have projected, or at all, negatively impacting our ability to achieve our long-term financial projections associated with such personnel. If our sales personnel are not successful in obtaining new business or increasing sales to our existing user base, our business and results of operations will be adversely affected. For example, in the fourth quarter of 2021, we began increasing our investment in sales by expanding our sales team, which continued throughout 2022. However, in light of macroeconomic conditions as well as our efforts to reduce spend and streamline operations, we implemented a reduction of our workforce in May 2023, largely in our sales team. In addition, Eric Gilpin, our former Chief Sales Officer, departed from Upwork in June 2023. There can be no assurance that these actions will increase the productivity or efficiency of our sales force.
The positive impacts on our business resulting from the accelerated shift to remote work during the COVID-19 pandemic have not continued as the pandemic has subsided.
Beginning in 2020 we experienced an increase in GSV and revenue growth driven by an acceleration in the shift toward remote work, due in part to the COVID-19 pandemic. These positive impacts have not continued as the pandemic has subsided. For example, growth in the number of active clients and GSV growth have each decelerated on a year-over-year basis since the second quarter of 2021. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Active Clients and GSV per Active Client” below for the definition of active client. The extent to which the prevalence of remote work will wane as a result of the COVID-19 pandemic subsiding is uncertain and cannot reasonably be predicted at this time.
Our revenue growth depends in part on the success of our strategic relationships with third parties and their continued performance.
To grow our business, we need to continue to establish and maintain relationships with third parties, such as staffing providers, banks, software and technology vendors, and payment processing and disbursement providers. For example, we work with third-party staffing providers, upon which we are dependent to support our employment offering, Upwork Payroll. We have also recently established several partnerships that have allowed us to integrate generative artificial intelligence tools into our work marketplace aimed at improving user experience and productivity. As our agreements with third-party partners terminate or expire, we may be unable to renew or replace these agreements on favorable terms, or at all. Moreover, we cannot guarantee that the parties with which we have strategic relationships will continue to offer the services for which we rely on them at economically reasonable terms or at all, devote the resources necessary to expand our reach, increase our distribution, or support an increased number of users and associated use cases. Some of our strategic partners offer, or could offer, competing products and services or also work with our competitors, the likelihood of which may increase due to the ongoing shift toward remote work. As a result of these factors, many of our third-party partners may choose to develop or support alternative products and services in addition to, or in lieu of, our work marketplace. If we are unsuccessful in establishing or maintaining our relationships with third parties on favorable terms, or if these relationships are not successful in improving our business, our ability to compete or to grow our total revenue could be impaired and our operating results may be adversely impacted. Moreover, material business changes by one or more of our third-party staffing providers could negatively impact our business and financial results, including increased costs for clients or us, a diminished user experience, or the inability to offer the staffing provider services in one or more jurisdictions.
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
There have been, and may continue to be, changes in our management team resulting from the hiring or departure of executives, and we have made, and may continue to make, other changes that have been and will be disruptive to our personnel, such as changes to the composition of our leadership team and other key personnel and reorganizations of reporting lines of our workforce. For example, in June 2023, Eric Gilpin, our former Chief Sales Officer, departed from Upwork. These changes have resulted, and future personnel changes may result, in increased attrition or reduced productivity of our personnel, including senior management and key personnel, stemming from organizational restructuring, as new reporting relationships are established, and as other companies may increasingly target our executives and other key personnel, particularly during the current highly competitive market for qualified personnel. Any such changes may also result in a loss of institutional knowledge, cause disruptions to our business, impede our ability to achieve our objectives, or distract or result in diminished morale in, or the loss of, workers.
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
Demand for our marketplace offerings is also affected by a number of other factors, including the timing and success of new offerings and services by our competitors, our ability to respond to technological change and to effectively innovate and grow, macroeconomic conditions, contraction in our market, client spending patterns, talent activity levels, the size and price of projects on our work marketplace, changes in adoption of remote work, including as the COVID-19 pandemic continues to subside, geopolitical events, such as the war in Ukraine and the resulting macroeconomic effects, de-globalization, and the other risks identified herein. To the extent these or other factors negatively affect demand for our marketplace offerings, our financial results may be adversely affected.
If the market for independent talent and the services they offer develops more slowly than we expect, our growth may slow or stall, and our operating results could be adversely affected.
The market for online independent talent and the services they offer is relatively new, rapidly evolving, and unproven. Our future success will depend in large part on the continued growth and expansion of this market and the willingness of businesses to engage independent talent to provide services and independent talent to engage as service providers. It is difficult to predict the size, growth rate, and expansion of this market, whether any expansion will be long-term or temporary, particularly as the labor market and remote work trends continue to be unpredictable and recent challenging macroeconomic conditions continue, the success of competitive products and services, or technological (including artificial intelligence), macroeconomic, geopolitical (including the prevalence of de-globalization), legal, regulatory, or other developments that will impact the overall demand for, or ability to engage, independent talent. Furthermore, many businesses may be unwilling to engage independent talent for a variety of reasons, including perceived negative connotations with outsourcing work, quality of work, fraud, privacy, or data security concerns, or the rapidly evolving regulations that may impact the demand for independent contractor services more generally, including as discussed further in the risk factor titled “The regulatory landscape regarding contractor classification is rapidly changing and changes in these laws could adversely affect demand for our services and work marketplace and adversely affect our business. In addition, there may be adverse tax, legal, and other consequences if the contractor classification or employment status of talent that use our work marketplace is challenged.” Likewise, with the greater adoption of remote work and increased flexibility in employment relationships, which accelerated due in part to the COVID-19 pandemic, more skilled independent talent may choose traditional employment. If the market for independent talent and the services they offer does not achieve widespread adoption, or there is a reduction in demand for independent talent, including as a result of challenging macroeconomic conditions or as the COVID-19 pandemic continues to subside, it could result in decreased revenue and our business could be adversely affected.
If we are not able to develop and release new offerings and services, or develop and release successful enhancements, new features, and modifications to our existing offerings and services, our business could be adversely affected.
The market for our work marketplace is characterized by rapid technological change, frequent product and service introductions and enhancements, changing user demands, and evolving industry standards. For example, we have recently integrated generative artificial intelligence tools into our work marketplace aimed at improving user experience and productivity. The introduction of offerings and services embodying new technologies can quickly make existing offerings and services obsolete and unmarketable. We invest substantial resources in researching and developing new offerings and services and enhancing our work marketplace by incorporating additional features, improving functionality, modernizing our technology, and adding other improvements to meet our users’ evolving demands in our increasingly highly competitive industry. The success of any enhancements or improvements to, or new features of, our work marketplace or any new offerings and services depends on several factors, including overall demand and market acceptance consistent with the intent of such offerings or services, competitive pricing, adequate quality testing to ensure an absence of errors, defects, and disruptions on our work marketplace, integration with new and existing technologies on our work marketplace and third-party partners’ technologies, and timely completion. We cannot be sure that we will succeed, on a timely or cost-effective basis, in developing, marketing, and delivering enhancements or new features to or modernizing our work marketplace or any new offerings and services that respond to continued changes in the market for independent talent or business services. Any enhancements or new features to our work marketplace or any new offerings and services may not achieve, and in the past certain features and offerings have not achieved, market acceptance, cost-effectiveness, or the intended effect. In the past, we have experienced unintended negative effects, including reduced client spend, diminished fill rates for projects on our work marketplace, errors and disruptions on our work marketplace, and user dissatisfaction from certain modifications to our offerings, services, and features.
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
The market segment for independent talent and the clients that engage them is highly competitive, rapidly evolving, fragmented, and subject to changing technology, shifting needs, and frequent introductions of new competitors as well as new offerings and services. We compete with a number of online and offline platforms and services domestically and internationally, as well as traditional staffing firms. Our main competitors fall into the following categories:
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
Our business involves the storage, processing, and transmission of users’ proprietary, confidential, and personal information as well as the use of third-party partners and vendors who store, process, and transmit users’ proprietary, confidential, and personal information. We also maintain and use third-party partners and vendors who process certain other proprietary and confidential information relating to our business and personal information of our personnel. Our systems, and the systems of our vendors and third-party partners, may be vulnerable to privacy or security incidents, such as computer viruses and other malicious software, physical or electronic break-ins, or vulnerabilities resulting from intentional or unintentional service provider actions, and similar disruptions that could make all or portions of our website or applications unavailable for periods of time. Any privacy or security incident, whether intentionally or unintentionally caused by us or by third parties, including government agencies, that we experience could result in: unauthorized access to, misuse of, or unauthorized acquisition of our, our personnel’s, or our users’ data; the loss, corruption, or alteration of this data; interruptions in our operations; or damage to our computers or systems or those of our users. Any of these could expose us to claims, litigation, fines, enforcement actions, other potential liability, and reputational harm. Additionally, ransomware or other malware, viruses, social engineering (including business email compromise and related wire-transfer fraud), impersonation of our company and executives on social media, and general hacking in our industry have become more prevalent and more complex. Bad actors often try to take advantage of us, our users, and our vendors and third-party partners by using social engineering and other methods to persuade their victims to make fraudulent payments, or to download viruses, ransomware, or other malware into computer systems and networks. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target, we and our vendors and third-party partners may be unable to anticipate these techniques or to implement adequate preventative measures, despite our efforts to implement and maintain a robust information security program. There may also be increased risk of privacy or security incidents as a result of the effects of the war in Ukraine and our ongoing operational decisions related to the suspension of our business in Russia and Belarus in March 2022. Data security breaches and other privacy and security incidents may also result from non-technical means, such as actions taken by employees or contractors, including talent that we engage on our work marketplace to perform services for us, and the likelihood of such incidents may increase as a result of our workforce working remotely. We have also integrated, and expect to continue to integrate, generative artificial intelligence tools into our platform and products, or our vendors may in turn incorporate generative artificial intelligence tools into their own offerings, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to data privacy and protection, and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident, public perception of the effectiveness of our security measures and brand could be harmed, and we could lose users and business. In addition, significant unavailability of our work marketplace due to security breaches or other privacy and security incidents could cause users to decrease their use of or cease using our work marketplace. Any of these effects could adversely impact our business.
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
Our sales efforts are primarily targeted at large enterprise and other clients and prospects with larger, longer-term independent talent needs. As a result of our focus on these larger clients, we face greater costs, longer sales cycles, and less predictability in completing some of our sales and in increasing spend by existing clients. For larger clients, use of our work marketplace often requires approvals by multiple departments and executive-level personnel and require us to provide greater levels of services and client education regarding the uses, benefits, security, privacy, worker classification, payments, and compliance services offered on our work marketplace. Larger enterprises typically have longer decision-making and implementation cycles and demand more customization, greater indemnification and risk shifting, higher levels of support, a broader range of services, and greater payment flexibility. In addition, larger clients may require greater functionality and scalability that can lead to delays in sales or difficulties in growing client spend. We are often required to spend time and resources to better familiarize potential large enterprise clients with the value propositions of our work marketplace generally. Despite our efforts in familiarizing potential large enterprise clients with the benefits of our work marketplace, these potential clients may decide not to use our work marketplace if, among other reasons, they do not feel that their procurement or compliance needs are or will be met or our work marketplace is not widely accepted within the organization. In addition, sales opportunities with large clients may require us to devote greater sales and administrative support and professional services resources to individual clients, which could increase our costs, lengthen our sales cycle, and divert our own sales and professional services resources to a smaller number of larger clients. We may spend substantial time, effort, and money in our sales efforts without being successful in producing sales or growing client spend.
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
A substantial portion of the services sought by clients and offered by talent on our work marketplace relates to information technology. If, for any reason, the market for information technology services declines, including as a result of challenging macroeconomic conditions, as the COVID-19 pandemic continues to subside, as a result of increased use of artificial intelligence or automation, or otherwise, if a sufficient number of qualified or desirable talent is not available on our work marketplace or willing to perform these services or businesses satisfy their needs for these services through alternative means, including through use of our competitors’ products or traditional employment relationships, or if the talent on our work marketplace are not located or able to work in specific geographic regions in which clients are seeking to engage remote talent, the growth in the number of users on our work marketplace may slow or decline and as a result our revenue and business may be adversely impacted. Geopolitical events have impacted in the past and may in the future impact the market for information technology services on our work marketplace.

If we fail to develop, maintain, and enhance our brand and reputation cost-effectively, our business and financial condition may be adversely affected.
We believe that developing, maintaining, evolving, and enhancing awareness and integrity of our brand and reputation in a cost-effective manner are important to achieving widespread acceptance and use of our work marketplace and are important elements in attracting new users and retaining existing users. Successful and efficient promotion and positioning of our brand, offerings, and business model depend on, among other things, the effectiveness of our marketing efforts and brand messaging, our ability to provide a reliable, trustworthy, and useful work marketplace and offerings at competitive prices, the perceived value of our work marketplace and offerings, and our ability to engender user trust and provide quality support. In order to reach the brand awareness and acceptance levels of some of our competitors, we need to continuously invest in marketing programs that may not be successful in achieving meaningful awareness and acceptance levels, particularly during early phases of expansion into newer user awareness segments, such as international users and users who are reluctant to utilize remote or contract workers. Further, our brand promotion activities may not be effective. Since 2019, we have made significant investments in sales and marketing to acquire new clients and drive brand awareness, and in the second quarter of 2021, we launched a rebranding effort. This rebranding effort focused on large enterprise and other clients and prospects with larger, longer-term independent talent needs. More recently, in the third quarter of 2022, we launched a new brand campaign, advertising across television, online video, streaming audio, and digital and social media channels. It is not certain that these and any future investments have had or will have sufficient positive impact on our brand to be cost effective. For example, in May 2023, we implemented measures to reduce spend and streamline operations, including a reduction in our levels of investments in brand awareness. Likewise, negative publicity and news coverage, fraud, or other illegal activity conducted by bad actors on our work marketplace, or decisions we make relating to geopolitical or social matters, may undermine our brand promotion efforts or harm our reputation. If we fail to promote and maintain our brand successfully, address user concerns, or maintain loyalty among our users, or if we incur substantial expenses in unsuccessful attempts to promote and maintain our brand, we may fail to attract new users or retain our existing users and our business and financial condition may be adversely affected.
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
We also may have undetected errors in our system and work marketplace, including when new updates are first introduced or released. Any errors, defects, disruptions in service, or other performance or stability problems with our work marketplace, or our inability to adequately prevent or timely detect or remedy errors or defects, could result in negative publicity, loss of or delay in market acceptance of our work marketplace, loss of competitive position, our inability to timely and accurately maintain our financial records, interference with our clients’ ability to contract for, or the ability of talent to complete, projects on our work marketplace, inaccurate or delayed invoicing of clients, delay of payment to us or talent, claims by users for losses sustained by them, or investigation and corrective action taken by regulatory agencies. In such an event, we may be required, or may choose, for user relations or other reasons, to expend additional resources in order to help resolve the issue. Accordingly, any errors, defects, or disruptions in our work marketplace could adversely impact our brand and reputation, revenue, and operating results.
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
Our ability to attract and retain users is dependent in part on the ease of use, trustworthiness, and reliability of our work marketplace, including our ability to provide high-quality support. Our users depend on our support organization to enforce our terms of service against bad actors, to resolve any issues relating to our work marketplace, to communicate effectively about their accounts, and to assist in their use of our work marketplace, especially large enterprise clients, which expect higher levels of support. Our ability to provide effective support is largely dependent on our ability to attract, resource, and retain service providers who are both qualified to support users of our work marketplace and well versed in our work marketplace. The incorporation of generative artificial intelligence into our support tools, either by us or our third-party support partners, may lead to inconsistent quality of experience as these generative artificial intelligence tools are integrated and refined. Offering our website and user support in only a limited number of languages may negatively impact our relationships with our users, particularly users in non-English speaking countries. As we seek to continue to grow our international user base, our support organization will face additional challenges, including those associated with delivering support and documentation in additional languages. Any failure to maintain high-quality support or effectively communicate with our users, or any market perception that we do not maintain high-quality support or act professionally, fairly, or effectively in our communications and actions with respect to users, could harm our reputation, adversely affect our ability to sell our work marketplace to existing and prospective users, and could adversely impact our business, operating results, and financial condition.
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
There is significant uncertainty in the worker classification regulatory landscape and the application of worker classification laws, which are regularly subject to further regulation, amendment, or re-interpretation, and consequently there is risk to us and to users, both talent and clients, that independent contractors could be deemed to be misclassified under applicable law, including as a result of changes in our offerings or brand positioning that we may introduce. Compliance with any new legislation or regulations may be costly and difficult, or compliance in a commercially reasonable manner may not be possible. Additionally, the tests governing whether a service provider is an independent contractor or an employee are typically highly fact sensitive and vary by governing law. Laws and regulations that govern the status and misclassification of independent contractors are also subject to change as well as to divergent interpretations by various authorities, which can create uncertainty and unpredictability. For example, in California, Assembly Bill 5, which we refer to as AB 5, went into effect on January 1, 2020 and has the stated purpose of codifying the 2018 state supreme court decision in Dynamex Operations West, Inc. v. Superior Court of Los Angeles. Together, they retroactively change the standard in California for determining worker classification and are widely viewed as expanding the scope of the definition of “employee” for most purposes under California law. Since the enactment of AB 5, and subsequent amendments and challenges (including California’s Proposition 22) to the law, there is little guidance from the courts or the regulatory authorities charged with its enforcement and there remains a degree of uncertainty regarding its application. Further, in October 2022, the U.S. Department of Labor published a Notice of Proposed Rulemaking regarding the classification of workers as independent contractors or employees, which if passed could expand the scope of the definition of “employee” under federal law. Likewise, jurisdictions outside the United States, such as the United Kingdom and the European Union, which we refer to as the EU, through its work on the Platform Workers Directive and other legislative and regulatory instruments, may change their definition of “employment” to include arrangements currently viewed as independent. Even if any new rules, laws or regulations do not directly impact our business, public perception may result in confusion about the standards to be applied when making an employment determination and cause clients to explore alternative arrangements to meet their talent needs.
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
•fluctuations in foreign currency exchange rates, including losses borne by our users that cause them to find our work marketplace to be less desirable or to hold us responsible for such losses;
•regional or global public health crises, such as the COVID-19 pandemic;
•private, corporate or state-sponsored espionage, ransomware, or cyberterrorism; and
•organizing or similar activity by workers, local unions, works councils, or other labor organizations in the United States or elsewhere.
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
We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, automated processing, and information security that are proposed and enacted in various jurisdictions. For example, Europe’s General Data Protection Regulation, which we refer to as the GDPR, the UK General Data Protection Regulation (which implements the GDPR into UK law), and Europe’s Digital Services Act impose stringent data protection and data handling compliance requirements and provide for significant penalties for noncompliance. Additionally, there is an increased focus on automated processing and processing via artificial intelligence that may lead to increased regulatory restrictions that could have an impact on portions of our platform’s functionality. For example, we have recently established several partnerships that have allowed us to integrate generative artificial intelligence tools into our work marketplace aimed at improving user experience and productivity. If regulatory authorities or legal challenges against us or our vendors that provide us with artificial intelligence services impose new restrictions on artificial intelligence in ways that prevent the incorporation of such tools into our platform or limit their functionality, the potential benefits to our business of artificial intelligence may not be fully realized. The CCPA, in conjunction with its California Privacy Rights Act amendment, requires, among other things, covered companies to provide certain disclosures to California consumers and affords such consumers certain rights, including the right to opt-out of certain sales of personal data. The CCPA also provides for civil penalties for violations as well as a private right of action for data breaches that may increase data breach litigation. A growing number of U.S. states have enacted similar or other data protection legislation that have or will go into staggered effect in the near future, and several other states and countries are considering expanding or passing privacy laws in the near term. The enactment of more restrictive laws, rules, regulations, or future enforcement actions or investigations could impact us through increased costs or restrictions on our business, and noncompliance could result in regulatory penalties and significant legal liability. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our work marketplace.
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
We have a history of incurring net losses. For the years ended December 31, 2022 and 2021, we incurred net losses of $89.9 million and $56.2 million, respectively. As of June 30, 2023, we had an accumulated deficit of $327.8 million. We have made, and expect to continue to make in the future, significant expenditures related to the development and expansion of our business, including: enhancing our Upwork Enterprise and other premium offerings; expanding our services and features; expanding our international user base; localizing our offerings in select locations; broadening and deepening the categories on our work marketplace; promoting client engagement of the talent that typically optimize to deliver larger projects, including through our Upwork Payroll offering; investing in marketing programs and activities, such as brand promotion efforts, including those designed to reach new and existing clients; enhancing our mobile product offering; expanding our sales force; and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These and other efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. While our GSV and revenue have grown in recent years, we may not be able to sustain the same level of growth in future periods, or at all. For example, GSV remained relatively flat at $1.0 billion during the three months ended June 30, 2023, as compared to the same period in 2022. We may continue to experience a similar deceleration or decline in GSV or revenue growth if the current challenging macroeconomic conditions worsen, as the impact of the COVID-19 pandemic continues to subside and companies bring workers back to physical offices, or for other reasons. If our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods and the trading price of our common stock could decline. As a result, we may continue to generate losses. We cannot ensure that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.

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
Our operating results and performance metrics have fluctuated recently, as they have in the past, and will likely continue to fluctuate in the future, particularly during the current macroeconomic uncertainty and rising interest rates and inflation. As a result, you should not rely upon our past operating results and performance metrics as indicators of future performance. You should take into account the risks, difficulties, and uncertainties frequently encountered by companies in highly competitive and rapidly evolving markets. Our operating results and performance metrics in any given period can be influenced by numerous factors, many of which are unpredictable or are outside of our control, including:
•uncertainty regarding macroeconomic conditions and demand for our work marketplace as the COVID-19 pandemic continues to subside;
•our ability to achieve and sustain profitability;
•our ability to generate significant revenue from our marketplace offerings;
•our ability to maintain and grow our community of users;
•our ability to respond to competitive developments and other market and technological dynamics, such as the emergence of generative artificial intelligence;
•changes in the spending patterns of clients;
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
•fluctuations in transaction losses;
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
The application of indirect taxes, such as sales and use tax, value-added tax, goods and services tax, business tax, gross receipt tax, and digital services tax, and the tax information reporting obligations to our businesses are complex and evolving. Significant judgment is required to evaluate applicable tax obligations, and, as a result, amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business. For example, a number of U.S. states and other jurisdictions have enacted taxes and tax collection obligations on marketplace facilitators, requiring online marketplaces to collect and remit taxes for first- and third-party sales on their websites. A successful assertion that we should be collecting taxes or remitting taxes directly to states or other jurisdictions beyond those to which we already collect or remit could result in substantial tax liabilities for past transactions and additional administrative expenses, and could cause us to accrue additional estimates of taxes due, including interest and penalties. Moreover, many countries in the EU, as well as the United Kingdom, India, and a number of other countries and organizations, such as the Organisation for Economic Co-operation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations or add new compliance costs to our business to administer, assess, collect, and remit those taxes. The impact and burden of these regulations and proposed regulations on our business and the businesses of our users is uncertain and may have a negative impact on our business.
Starting on January 1, 2023, all businesses that process payments in the United States became required to issue a Form 1099-K for all talent who receive $600 or more in payments, a significant decrease from the previous reporting threshold of $20,000 and 200 transactions. We will be required to issue Form 1099-Ks for the new thresholds in January 2024. Similarly, under forthcoming legislation in the EU, we may also be required to provide information to one or more EU tax authorities regarding European residents earning €2,000 or more across 30 or more transactions beginning in 2024, and this new reporting requirement may result in additional costs or uncertain regulatory requirements that may have a negative impact on our business. There is a risk of similar laws being enacted by other jurisdictions in the future. Tax collection responsibility and the additional costs associated with complex indirect tax collection, remittance and audit requirements, in addition to reporting requirements, could create additional tax exposure for us and additional burdens for users on our websites and mobile platforms.
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
We may require additional capital to fund our business and support our growth, including in connection with any future acquisitions, strategic investments, or other business endeavors, and any inability to generate or obtain such capital may adversely affect our operating results and financial condition.
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

In addition, our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, which we refer to as the DGCL, our restated certificate of incorporation, or our amended and restated bylaws, any action asserting a claim against us that is governed by the internal affairs doctrine, or any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL. Our amended and restated bylaws also provide that the federal district courts of the United States would be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision.
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
In August 2021, we issued $575.0 million aggregate principal amount of the Notes. The Notes are senior, unsecured obligations and bear interest at a rate of 0.25% per year. The Notes will mature on August 15, 2026, unless earlier redeemed, repurchased, or converted in accordance with the terms of the Notes. In March 2023, we consummated the Repurchases, repurchasing $214.0 million aggregate principal amount of the Notes. As of June 30, 2023, we had $361.0 million aggregate principal amount of the Notes outstanding. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our stockholders and our business, results of operations and financial condition by, among other things:
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
Our business depends on the overall demand for labor and on the economic health of current and prospective clients that use our work marketplace. Any significant weakening of the economy in the United States or Europe or of the global economy, including a continued rise in inflation, hiring freezes, layoffs, more limited availability of credit, a reduction in business confidence and activity, decreased government or business spending, economic and political uncertainty, financial turmoil or instability affecting the banking system or financial markets, trade wars, sanctions, higher tariffs, global or regional public health events or conditions, a more limited market for independent professional service providers or information technology services, shifts away from remote work, including as companies bring workers back to physical offices following the COVID-19 pandemic, and other adverse economic or market conditions may adversely impact our business and operating results. These adverse conditions have resulted in the past, and may again result, in reductions in revenue, increased operating expenses, longer sales cycles, and increased competition. There is also a risk that when overall global economic conditions are positive, our business could be negatively impacted by a decreased demand for talent as businesses utilize more full-time employees relative to their use of independent contractors. We cannot predict the timing, strength, or duration of any economic slowdown, or any subsequent recovery generally. If the conditions in the general economy continue to deteriorate, our business, financial condition, and operating results could be adversely affected.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Insider Trading Arrangements
On May 30, 2023, Olivier Marie, our Chief Accounting Officer, adopted a 10b5-1 sales plan, which we refer to as the Marie 10b5-1 Sales Plan, intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Marie 10b5-1 Sales Plan provides for the potential sale of up to 51,815 shares of our common stock, less the number of shares sold upon the vesting of the restricted stock units covered by the plan to satisfy tax withholding obligations pursuant to Upwork’s non-discretionary “sell to cover” requirement, plus a number of shares Mr. Marie may purchase under our 2018 Employee Stock Purchase Plan, which we refer to as the 2018 ESPP, during the term of the plan, which cannot be determined at this time as the purchase price for such shares will be determined at the end of the applicable purchase period under the 2018 ESPP. The Marie 10b5-1 Sales Plan will be in effect until the earlier of (i) May 31, 2024 and (ii) the date on which the maximum number of shares of our common stock subject to the Marie 10b5-1 Sales Plan have been sold thereunder.
The Marie 10b5-1 Sales Plan included a representation from the officer to the broker administering the plan that the officer was not in possession of any material nonpublic information regarding Upwork or the securities subject to the plan. A similar representation was made to us in connection with the adoption of the plan under our Insider Trading Policy. Those representations were made as of the date of adoption of the Marie 10b5-1 Sales Plan and speak only as of that date. In making those representations, there is no assurance with respect to any material nonpublic information of which the officer was unaware, or with respect to any material nonpublic information acquired by the officer or Upwork after the date of the representation.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38678	3.1	June 12, 2023
10.1#	Transition and Separation Agreement, dated May 2, 2023, by and between Upwork Inc. and Eric Gilpin					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
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

UPWORK INC.

Date: August 2, 2023	By:	/s/ Hayden Brown
Hayden Brown
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2023	By:	/s/ Erica Gessert
Erica Gessert
Chief Financial Officer
(Principal Financial Officer)