Form 10-Q
period 2023-09-30
UPWORK, INC
filed 2023-11-07
CIK 1627475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of September 30, 2023, there were 136,109,497 shares of the registrant’s common stock outstanding.

Unless otherwise expressly stated or the context otherwise requires, references in this Quarterly Report on Form 10-Q, which we refer to as this Quarterly Report, to “Upwork,” “Company,” “our,” “us,” and “we” and similar references refer to Upwork Inc. and its wholly owned subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. All statements contained in this Quarterly Report, other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, potential growth or growth prospects, active clients, future research and development, sales and marketing and general and administrative expenses, provision for transaction losses, our plans with respect to our share repurchase program, and our objectives for future operations, are forward-looking statements. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
UPWORK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share data)	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$146,827	$129,384
Marketable securities	408,417	557,230
Funds held in escrow, including funds in transit	177,970	161,457
Trade and client receivables – net of allowance of $5,216 and $12,464 as of September 30, 2023 and December 31, 2022, respectively	60,262	64,888
Prepaid expenses and other current assets	16,537	17,947
Total current assets	810,013	930,906
Property and equipment, net	26,659	22,063
Goodwill	118,219	118,219
Operating lease asset	5,168	7,603
Other assets, noncurrent	1,379	1,454
Total assets	$961,438	$1,080,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,747	$7,549
Escrow funds payable	177,970	161,457
Accrued expenses and other current liabilities	52,111	53,611
Deferred revenue	21,237	25,075
Total current liabilities	253,065	247,692
Debt, noncurrent	355,626	564,261
Operating lease liability, noncurrent	6,932	11,177
Other liabilities, noncurrent	2,876	8,236
Total liabilities	618,499	831,366
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.0001 par value; 490,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 136,109,497 and 132,368,265 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	14	13
Additional paid-in capital	654,754	592,900
Accumulated other comprehensive loss	(393)	(3,085)
Accumulated deficit	(311,436)	(340,949)
Total stockholders’ equity	342,939	248,879
Total liabilities and stockholders’ equity	$961,438	$1,080,245
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2023	2022	2023	2022
Revenue	$175,733	$158,641	$505,202	$456,876
Cost of revenue	43,273	40,470	124,582	119,243
Gross profit	132,460	118,171	380,620	337,633
Operating expenses
Research and development	43,419	38,898	131,146	112,889
Sales and marketing	47,308	63,171	171,377	184,096
General and administrative	28,652	31,407	86,922	93,872
Provision for transaction losses	1,615	10,137	10,863	18,918
Total operating expenses	120,994	143,613	400,308	409,775
Income (loss) from operations	11,466	(25,442)	(19,688)	(72,142)
Interest expense	711	1,117	2,525	3,362
Other income, net	(6,477)	(1,772)	(55,273)	(2,215)
Income (loss) before income taxes	17,232	(24,787)	33,060	(73,289)
Income tax provision	(895)	(40)	(3,547)	(96)
Net income (loss)	$16,337	$(24,827)	$29,513	$(73,385)

Net income (loss) per share:
Basic	$0.12	$(0.19)	$0.22	$(0.56)
Diluted	$0.12	$(0.19)	$(0.06)	$(0.56)

Weighted-average shares used to compute net income (loss) per share
Basic	135,450	130,830	134,152	130,083
Diluted	137,291	130,830	135,184	130,083

Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) on marketable securities, net	$472	$166	$2,692	$(4,089)
Total comprehensive income (loss)	$16,809	$(24,661)	$32,205	$(77,474)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended September 30, 2023	Shares	Amount
Balances as of June 30, 2023	134,883,597	$13	$635,548	$(865)	$(327,773)	$306,923
Issuance of common stock upon exercise of stock options and common stock warrants	346,988	—	1,005	—	—	1,005
Stock-based compensation expense	—	—	18,013	—	—	18,013
Issuance of common stock for settlement of RSUs	878,912	1	—	—	—	1
Tides Foundation common stock warrant expense	—	—	188	—	—	188
Unrealized gain on marketable securities	—	—	—	472	—	472
Net income	—	—	—	—	16,337	16,337
Balances as of September 30, 2023	136,109,497	$14	$654,754	$(393)	$(311,436)	$342,939

(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended September 30, 2022	Shares	Amount
Balances as of June 30, 2022	130,530,889	$13	$550,711	$(4,783)	$(299,622)	$246,319
Issuance of common stock upon exercise of stock options	81,115	—	291	—	—	291
Stock-based compensation expense	—	—	20,446	—	—	20,446
Issuance of common stock for settlement of RSUs	730,478	—	—	—	—	—
Tides Foundation common stock warrant expense	—	—	188	—	—	188
Unrealized gain on marketable securities	—	—	—	166	—	166
Net loss	—	—	—	—	(24,827)	(24,827)
Balances as of September 30, 2022	131,342,482	$13	$571,636	$(4,617)	$(324,449)	$242,583

(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Nine Months Ended September 30, 2023	Shares	Amount
Balances as of December 31, 2022	132,368,265	$13	$592,900	$(3,085)	$(340,949)	$248,879
Issuance of common stock upon exercise of stock options and common stock warrants	621,081	—	1,940	—	—	1,940
Stock-based compensation expense	—	—	56,787	—	—	56,787
Issuance of common stock for settlement of RSUs	2,743,136	1	—	—	—	1
Tides Foundation common stock warrant expense	—	—	563	—	—	563
Issuance of common stock in connection with employee stock purchase plan	377,015	—	2,564	—	—	2,564
Unrealized gain on marketable securities	—	—	—	2,692	—	2,692
Net income	—	—	—	—	29,513	29,513
Balances as of September 30, 2023	136,109,497	$14	$654,754	$(393)	$(311,436)	$342,939

(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
Nine Months Ended September 30, 2022	Shares	Amount
Balances as of December 31, 2021	129,130,478	$13	$511,096	$(528)	$(251,064)	$259,517
Issuance of common stock upon exercise of stock options	352,336	—	1,335	—	—	1,335
Stock-based compensation expense	—	—	56,180	—	—	56,180
Issuance of common stock for settlement of RSUs	1,698,043	—	—	—	—	—
Tides Foundation common stock warrant expense	—	—	563	—	—	563
Issuance of common stock in connection with employee stock purchase plan	161,625	—	2,462	—	—	2,462
Unrealized loss on marketable securities	—	—	—	(4,089)	—	(4,089)
Net loss	—	—	—	—	(73,385)	(73,385)
Balances as of September 30, 2022	131,342,482	$13	$571,636	$(4,617)	$(324,449)	$242,583
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$29,513	$(73,385)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for transaction losses	6,806	18,412
Depreciation	5,641	6,007
Amortization of debt issuance costs	1,637	2,221
Amortization of premium (accretion of discount) of purchases of marketable securities, net	(9,832)	485
Amortization of operating lease asset	2,435	2,295
Tides Foundation common stock warrant expense	563	563
Stock-based compensation expense	56,148	56,119
Gain on early extinguishment of debt	(38,945)	—
Changes in operating assets and liabilities:
Trade and client receivables	(2,638)	(17,764)
Prepaid expenses and other assets	1,487	380
Operating lease liability	(4,375)	(3,994)
Accounts payable	(5,802)	278
Accrued expenses and other liabilities	(1,077)	2,202
Deferred revenue	(9,001)	4,285
Net cash provided by (used in) operating activities	32,560	(1,896)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(449,180)	(398,259)
Proceeds from maturities of marketable securities	451,047	371,879
Proceeds from sale of marketable securities	159,575	—
Purchases of property and equipment	(558)	(893)
Internal-use software and platform development costs	(9,179)	(5,160)
Net cash provided by (used in) investing activities	151,705	(32,433)
CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in escrow funds payable	16,513	9,153
Proceeds from exercises of stock options	1,941	1,335
Proceeds from employee stock purchase plan	2,564	2,462
Net cash paid for early extinguishment of debt	(171,327)	—
Net cash provided by (used in) financing activities	(150,309)	12,950
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	33,956	(21,379)
Cash, cash equivalents, and restricted cash—beginning of period	295,231	352,058
Cash, cash equivalents, and restricted cash—end of period	$329,187	$330,679
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,314	$1,520
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
Property and equipment purchased but not yet paid	$—	$107
Internal-use software and platform development costs incurred but not yet paid	$40	$75
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
Recent Accounting Pronouncements Not Yet Adopted
The Company has reviewed the accounting pronouncements issued during the nine months ended September 30, 2023 and concluded they were either not applicable or not expected to have a material impact on the Company’s condensed consolidated financial statements.
Note 3—Revenue
Disaggregation of Revenue
See “Note 9—Segment and Geographical Information” for the Company’s revenue disaggregated by type of service and geographic area.
Remaining Performance Obligations
As of September 30, 2023, the Company had $23.7 million of remaining performance obligations. The Company’s remaining performance obligations primarily consist of the transaction price that has been allocated to unexercised material rights related to the Company’s arrangements with talent subject to tiered service fees. In May 2023, the Company retired its tiered service fee structure for talent and introduced a simplified flat service fee of 10%. This change took effect for new contracts and existing contracts that would have otherwise been subject to a 20% fee under the former tiered service fee model. Contracts with a 5% fee under the former tiered service fee model will retain that rate for those contracts through the end of 2023. With this change to the Company’s tiered service fee structure, the Company no longer allocates a portion of the transaction price to unexercised material rights. As of September 30, 2023, the Company expects to recognize $21.2 million over the next 12 months, with the remaining balance recognized thereafter. The remaining transaction price allocated to other performance obligations is immaterial.
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
Contract Balances
The following table provides information about the balances of the Company’s trade and client receivables, net of allowance and contract liabilities included in deferred revenue and other liabilities, noncurrent:

(In thousands)	September 30, 2023	December 31, 2022
Trade and client receivables, net of allowance	$60,262	$64,888
Contract liabilities
Deferred revenue	21,237	25,075
Deferred revenue (component of other liabilities, noncurrent)	2,451	7,614
During the three and nine months ended September 30, 2023, changes in the contract liabilities balances were a result of normal business activity and deferral, and subsequent recognition, of revenue related to arrangements with talent subject to tiered service fees and related allocation of transaction price to material rights.

Revenue recognized during the three and nine months ended September 30, 2023 that was included in deferred revenue as of June 30, 2023 and December 31, 2022 was $9.9 million and $20.6 million, respectively. Revenue recognized during the three and nine months ended September 30, 2022 that was included in deferred revenue as of June 30, 2022 and December 31, 2021 was $7.0 million and $16.6 million, respectively.
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
The Company’s financial instruments that are carried at fair value consist of Level I and Level II assets as of September 30, 2023 and December 31, 2022. The following tables summarize the Company’s cash and available-for-sale marketable securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category reported as cash and cash equivalents or marketable securities as of September 30, 2023 and December 31, 2022:

(In thousands) September 30, 2023	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$72,707	$—	$—	$72,707	$72,707	$—
Level I
Money market funds	64,821	—	—	64,821	64,821	—
Treasury bills	245,658	16	(12)	245,662	4,481	241,181
U.S. government securities	28,558	—	(166)	28,392	—	28,392
Total Level I	339,037	16	(178)	338,875	69,302	269,573
Level II
Commercial paper	35,863	—	—	35,863	—	35,863
Corporate bonds	62,558	4	(62)	62,500	4,818	57,682
Commercial deposits	5,492	—	—	5,492	—	5,492
Asset-backed securities	20,133	—	(108)	20,025	—	20,025
Foreign government and agency securities	2,720	—	(2)	2,718	—	2,718
U.S. agency securities	17,087	—	(23)	17,064	—	17,064
Total Level II	143,853	4	(195)	143,662	4,818	138,844
Total	$555,597	$20	$(373)	$555,244	$146,827	$408,417

(In thousands) December 31, 2022	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$27,528	$—	$—	$27,528	$27,528	$—
Level I
Money market funds	85,302	—	—	85,302	85,302	—
Treasury bills	172,500	13	(131)	172,382	5,096	167,286
U.S. government securities	106,167	—	(2,025)	104,142	—	104,142
Total Level I	363,969	13	(2,156)	361,826	90,398	271,428
Level II
Commercial paper	120,360	—	—	120,360	8,038	112,322
Corporate bonds	85,639	3	(639)	85,003	3,420	81,583
Commercial deposits	28,945	—	—	28,945	—	28,945
Asset-backed securities	33,261	31	(306)	32,986	—	32,986
Foreign government and agency securities (1)	8,176	—	(10)	8,166	—	8,166
U.S. agency securities (1)	21,785	38	(23)	21,800	—	21,800
Total Level II	298,166	72	(978)	297,260	11,458	285,802
Total	$689,663	$85	$(3,134)	$686,614	$129,384	$557,230
(1) Prior period has been reclassified to conform to the current period presentation as of September 30, 2023.

Unrealized Investment Losses
The following tables summarize, for all debt securities classified as available for sale in an unrealized loss position as of September 30, 2023 and December 31, 2022, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position.

(In thousands)	Less Than 12 Months		12 Months or Longer		Total
Duration of unrealized losses September 30, 2023	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Treasury bills	53,749	(12)	—	—	53,749	(12)
U.S. government securities	13,484	(79)	14,907	(87)	28,391	(166)
Corporate bonds	48,521	(53)	2,630	(9)	51,151	(62)
Asset-backed securities	15,072	(65)	4,953	(43)	20,025	(108)
Foreign government and agency securities	2,718	(1)	1	(1)	2,719	(2)
U.S. agency securities	14,574	(10)	2,490	(13)	17,064	(23)
Total	$148,118	$(220)	$24,981	$(153)	$173,099	$(373)

(In thousands)	Less Than 12 Months		12 Months or Longer		Total
Duration of unrealized losses December 31, 2022	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Treasury bills	$132,995	$(131)	$—	$—	$132,995	$(131)
U.S. government securities	21,214	(63)	82,927	(1,963)	104,141	(2,026)
Corporate bonds	18,274	(120)	58,235	(519)	76,509	(639)
Asset-backed securities	23,515	(285)	1,707	(20)	25,222	(305)
Foreign government and agency securities (1)	5,576	(8)	2,591	(2)	8,167	(10)
U.S. agency securities (1)	9,478	(23)	—	—	9,478	(23)
Total	$211,052	$(630)	$145,460	$(2,504)	$356,512	$(3,134)
(1) Prior period has been reclassified to conform to the current period presentation as of September 30, 2023.
For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell these securities, nor does it anticipate that it will need to or be required to sell the securities. As of September 30, 2023 and December 31, 2022, the decline in fair value of these securities was due to increases in interest rates and not due to credit-related factors. As of September 30, 2023 and 2022, the Company considered any decreases in market value to be temporary in nature and did not consider any of the Company’s marketable securities to be impaired. The Company did not record any impairment charges with respect to its marketable securities during each of the three and nine months ended September 30, 2023 and 2022.
In March 2023, the Company sold $138.2 million of available-for-sale marketable securities to enable the repurchase of a portion of the Company’s outstanding 0.25% convertible senior notes due 2026, which are referred to as the Notes. For additional information regarding the Notes, refer to “Note 7—Debt.”
Note 5—Balance Sheet Components
Cash and Cash Equivalents, Restricted Cash, and Funds Held In Escrow, Including Funds In Transit
The following table reconciles cash and cash equivalents, restricted cash, and funds held in escrow that are restricted as reported in the condensed consolidated balance sheets as of September 30, 2023 and

December 31, 2022 to the total of the same amounts shown in the condensed consolidated statement of cash flows for the nine months ended September 30, 2023:

(In thousands)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$146,827	$129,384
Restricted cash	4,390	4,390
Funds held in escrow, including funds in transit	177,970	161,457
Total cash, cash equivalents, and restricted cash as shown in the condensed consolidated statement of cash flows	$329,187	$295,231
Property and Equipment, Net
Property and equipment, net consisted of the following:

(In thousands)	September 30, 2023	December 31, 2022
Internal-use software and platform development	$43,094	$33,273
Leasehold improvements	11,644	11,644
Computer equipment and software	6,778	6,514
Office furniture and fixtures	3,475	3,475
Total property and equipment	64,991	54,906
Less: accumulated depreciation	(38,332)	(32,843)
Property and equipment, net	$26,659	$22,063
For the three months ended September 30, 2023 and 2022, depreciation expense related to property and equipment was $0.7 million and $0.8 million, respectively. For the nine months ended September 30, 2023 and 2022, depreciation expense related to property and equipment was $2.2 million and $2.4 million, respectively.
For the three months ended September 30, 2023 and 2022, the Company capitalized $3.4 million and $2.3 million of internal-use software and platform development costs, respectively. For the nine months ended September 30, 2023 and 2022, the Company capitalized $9.8 million and $5.2 million of internal-use software and platform development costs, respectively.
For the three months ended September 30, 2023 and 2022, amortization expense related to the capitalized internal-use software and platform development costs was $1.1 million and $1.2 million, respectively. For the nine months ended September 30, 2023 and 2022, amortization expense related to the capitalized internal-use software and platform development costs was $3.4 million and $3.6 million, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(In thousands)	September 30, 2023	December 31, 2022
Accrued compensation and related benefits	$17,669	$17,239
Accrued indirect taxes	13,650	14,102
Accrued vendor expenses	9,390	8,858
Operating lease liability, current	6,372	6,502
Accrued payment processing fees	2,034	2,425
Accrued talent costs	1,748	2,352
Other	1,248	2,133
Total accrued expenses and other current liabilities	$52,111	$53,611

Note 6—Commitments and Contingencies
Letters of Credit
In conjunction with the Company’s operating lease agreements, as of both September 30, 2023 and December 31, 2022, the Company had irrevocable letters of credit outstanding in the aggregate amount of $0.8 million. The letters of credit are collateralized by restricted cash in the same amount. No amounts had been drawn against these letters of credit as of September 30, 2023 and December 31, 2022.
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
As of September 30, 2023 and December 31, 2022, the Company was not a party to any material legal proceedings or claims, nor is the Company aware of any pending or threatened litigation or claims, including non-income tax matters, that could reasonably be expected to have a material adverse effect on its business, operating results, cash flows, or financial condition. Accordingly, the amounts accrued for contingencies for which the Company believes a loss is probable were not material as of September 30, 2023 and December 31, 2022.
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

Note 7—Debt
The following table presents the carrying value of the Company’s debt obligations as of September 30, 2023 and December 31, 2022:

(In thousands)	September 30, 2023	December 31, 2022
Convertible senior notes	$360,998	$575,000
Total debt	360,998	575,000
Less: unamortized debt issuance costs	(5,372)	(10,739)
Debt, noncurrent	$355,626	$564,261
Weighted-average interest rate	0.77%	0.76%
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
In March 2023, the Company entered into separate, privately negotiated repurchase agreements with a limited number of institutional holders of the Notes to repurchase for cash an aggregate of $214.0 million principal amount of the Notes, which are collectively referred to as the Repurchases. The Company paid $170.8 million in cash to consummate the Repurchases. As a result, during the nine months ended September 30, 2023, the Company recognized a gain on the early extinguishment of debt of $38.9 million, which is net of $3.7 million related to the pro-rata write-off of unamortized issuance costs associated with the sale of the Notes in August 2021, and $0.6 million of other fees incurred to effect the Repurchases. The resulting gain on early extinguishment of debt is included in other income, net in the Company’s condensed consolidated statement of operations and comprehensive income (loss). As of September 30, 2023, $361.0 million aggregate principal amount of the Notes remain outstanding.
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
For the three months ended September 30, 2023, interest expense was $0.2 million and amortization of the issuance costs was $0.5 million related to the Notes. For the three months ended September 30, 2022, interest expense was $0.4 million and amortization of the issuance costs was $0.7 million related to the Notes. For the nine months ended September 30, 2023, interest expense was $0.8 million and amortization of the issuance costs was $1.6 million related to the Notes. For the nine months ended September 30, 2022, interest expense was $1.1 million and amortization of the issuance costs was $2.2 million related to the Notes. As of September 30, 2023, the if-converted value of the Notes did not exceed the outstanding principal amount. As of September 30, 2023, the total estimated fair value of the Notes was $300.3 million and was determined based on a market approach using actual bids and offers of the Notes in an over-the-counter market on the last trading day of the period. The Company considers these assumptions to be Level II inputs in accordance with the fair value hierarchy described in “Note 4—Fair Value Measurements.”
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
The Capped Calls remain in effect notwithstanding the Repurchases.

Note 8—Net Income (Loss) per Share
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Numerator:
Basic: net income (loss)	$16,337	$(24,827)	$29,513	$(73,385)
Gain on early extinguishment of debt, net of tax	—	—	(38,525)	—
Interest expense related to convertible senior notes, net of tax	—	—	389	—
Diluted	$16,337	$(24,827)	$(8,623)	$(73,385)

Denominator:
Weighted-average shares used to compute net income (loss) per share, basic and diluted
Basic	135,449,848	130,830,411	134,152,107	130,082,683
Options to purchase common stock	1,358,272	—	—	—
Common stock issuable upon exercise of common stock warrants	299,758	—	—	—
Common stock issuable in connection with employee stock purchase plan	182,757	—	—	—
Common stock issuable in connection with convertible senior notes	—	—	1,032,059	—
Diluted	137,290,635	130,830,411	135,184,166	130,082,683

Net income (loss) per share:
Basic	$0.12	$(0.19)	$0.22	$(0.56)
Diluted	$0.12	$(0.19)	$(0.06)	$(0.56)

The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Options to purchase common stock	1,922,248	3,911,482	3,280,520	3,911,482
Common stock issuable upon exercise of common stock warrants	—	350,000	300,000	350,000
Common stock issuable upon vesting of restricted stock units and performance stock units	10,305,551	8,573,146	10,305,551	8,573,146
Common stock issuable in connection with employee stock purchase plan	1,595,436	1,070,071	1,778,193	1,070,071
Common stock issuable in connection with convertible senior notes	5,463,045	8,701,935	5,463,045	8,701,935
Total	19,286,280	22,606,634	21,127,309	22,606,634
Note 9—Segment and Geographical Information
The Company operates as one operating and reportable segment for purposes of allocating resources and evaluating financial performance.
The following table sets forth total revenue by type of service for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Marketplace
Basic, Plus, Client Marketplace(1) and other	$149,625	$132,647	$428,609	$383,343
Enterprise	12,114	12,496	37,849	35,550
Managed Services	13,994	13,498	38,744	37,983
Total revenue	$175,733	$158,641	$505,202	$456,876
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

The Company generates its revenue from talent and clients. The following table sets forth total revenue by geographic area based on the billing address of its talent and clients for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Talent
United States	$24,796	$21,607	$69,239	$64,286
India	12,918	11,337	36,387	34,764
Philippines	11,781	9,981	32,965	29,668
Rest of world (1)	45,569	39,296	130,626	121,865
Total talent revenue	95,064	82,221	269,217	250,583
Clients
United States	59,570	56,897	174,444	153,369
Rest of world (1)	21,099	19,523	61,541	52,924
Total clients revenue	80,669	76,420	235,985	206,293
Total revenue	$175,733	$158,641	$505,202	$456,876
(1) During the three and nine months ended September 30, 2023 and 2022, no single country included in the Rest of world category had revenue that exceeded 10% of Total talent revenue, Total clients revenue, or Total revenue.
Substantially all of the Company’s long-lived assets were located in the United States as of September 30, 2023 and December 31, 2022.
Note 10—Subsequent Events
In November 2023, the Company’s board of directors authorized the repurchase of up to $100.0 million of shares of the Company’s outstanding common stock, or the Share Repurchase Program. Repurchases of the Company’s common stock under the Share Repurchase Program may be made from time to time on the open market (including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act), in privately negotiated transactions, or by other methods, at the Company’s discretion, and in accordance with applicable securities laws and other restrictions. The Share Repurchase Program has no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason. The Share Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares.

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
Overview
Independent talent is an increasingly sought-after, critical, and expanding segment of the global workforce. We operate the world’s largest work marketplace that connects businesses with independent talent from across the globe, as measured by gross services volume, which we refer to as GSV. GSV represents the total amount that clients spend on both our Marketplace offerings and our Managed Services offering as well as additional fees we charge for other services. We define talent as users that advertise and provide services to clients through our work marketplace, and we define clients as users that seek and work with talent through our work marketplace. Talent includes independent professionals and agencies of varying sizes. Clients on our work marketplace range in size, from individuals and small businesses to Fortune 100 companies.
Financial Highlights
For the three months ended September 30, 2023, Marketplace revenue benefited from a number of pricing changes implemented in 2023. In the first half of 2023, we increased the number of virtual tokens, which we refer to as Connects, needed by talent to bid on projects and ads products on our work marketplace for a limited number of categories. In the third quarter of 2023, we expanded this change across all categories. We also implemented a simplified flat service fee structure in May 2023 and introduced contract initiation fees for clients in April 2023. For the nine months ended September 30, 2023, Marketplace revenue also benefited from changes to client fees in April 2022. As a result of these pricing changes, Marketplace revenue increased 11% during each of the three and nine months ended September 30, 2023, as compared to the same periods in 2022.
During the three and nine months ended September 30, 2023, GSV remained relatively flat at $1.0 billion and $3.1 billion, respectively, as compared to the same periods in 2022, primarily due to the lapping of strong growth in the prior periods, and the number of active clients increased 2% as of September 30, 2023, as compared to September 30, 2022, driven by improvements to our client retention, as well as improvements in acquisition of new clients. As a result, our GSV per active client decreased 1% as of September 30, 2023, as compared to the same period in 2022.
During the three months ended September 30, 2023, we generated net income of $16.3 million and adjusted EBITDA of $31.2 million, as compared to a net loss of $24.8 million and adjusted EBITDA loss of $2.9 million during the same period in 2022. During the nine months ended September 30, 2023, we generated net income of $29.5 million and adjusted EBITDA of $42.7 million, as compared to a net loss of $73.4 million and adjusted EBITDA loss of $5.2 million during the same period in 2022. These improvements were primarily a result of cost-saving measures we implemented in the second quarter of 2023, including reducing our investments in brand marketing, vendor spend, and other non-personnel costs, and reducing the size of our workforce. We expect these measures will continue to positively impact net income and adjusted EBITDA for the full year 2023. Adjusted EBITDA is not prepared in accordance with, and is not an alternative to, financial measures prepared in accordance with generally accepted accounting principles in the United States, which we refer to as U.S. GAAP. See “Key Financial and Operational Metrics—Non-GAAP Financial Measures” below for a definition of adjusted EBITDA and for information regarding our use of adjusted EBITDA and a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable financial measure prepared under U.S. GAAP.

Key Financial and Operational Metrics
As of and for the three and nine months ended September 30, 2023 and 2022, our key financial and operating metrics are as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(In thousands, except percentages)	2023	2022		2023	2022
GSV	$1,030,321	$1,027,325	—%	$3,070,174	$3,074,713	—%
Marketplace revenue	$161,739	$145,143	11%	$466,458	$418,893	11%
Marketplace take rate	15.9%	14.3%	1.6%	15.4%	13.8%	1.6%
Net income (loss)	$16,337	$(24,827)	*	$29,513	$(73,385)	*
Adjusted EBITDA	$31,228	$(2,868)	*	$42,664	$(5,166)	*
*Not meaningful

	As of September 30,		% Change
(Active clients are in thousands)	2023	2022
Active clients	836	818	2%
GSV per active client	$4,906	$4,958	(1)%
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

In April 2023, we introduced a contract initiation fee for clients on our Client Marketplace offering—up to $4.95 per contract. Additionally, in May 2023, we retired the tiered service fee structure for talent working with clients on our Client Marketplace offering—ranging from 5% to 20%—in favor of a simplified flat service fee of 10%. This change took effect on new contracts and existing contracts that would have otherwise been subject to a 20% fee under the tiered service fee model. Talent that have existing contracts with a 5% fee under the tiered service fee model will retain that rate for those contracts through the end of 2023.
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

The following table presents a reconciliation of net income (loss), the most directly comparable financial measure prepared in accordance with U.S. GAAP, to adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Net income (loss)	$16,337	$(24,827)	$29,513	$(73,385)
Add back (deduct):
Stock-based compensation expense	17,811	20,404	56,148	56,119
Depreciation	1,763	1,982	5,641	6,007
Interest expense	711	1,117	2,525	3,362
Other income, net (1)	(6,477)	(1,772)	(55,273)	(2,215)
Income tax provision	895	40	3,547	96
Other (2)(3)	188	188	563	4,850
Adjusted EBITDA	$31,228	$(2,868)	$42,664	$(5,166)
(1) During the nine months ended September 30, 2023, we recognized a gain on the early extinguishment of debt of $38.9 million, which is included in other income, net.
(2) During each of the three and nine months ended September 30, 2023 and 2022, we incurred $0.2 million and $0.6 million, respectively, of expense related to our Tides Foundation warrant.
(3) During the nine months ended September 30, 2022, in response to Russia’s invasion of Ukraine, we incurred certain incremental expenses associated with our humanitarian response efforts. These expenses are not representative of our ongoing operations, and, as a result, we excluded these costs from adjusted EBITDA for the nine months ended September 30, 2022. These expenses consisted of (i) $1.4 million of special one-time bonuses to our team members in the region impacted by Russia’s invasion of Ukraine, (ii) $1.5 million of expenses incurred in connection with the relocation of our team members in the impacted region, (iii) $1.1 million of donations made to humanitarian aid organizations to support initiatives related to humanitarian response efforts in the impacted region, primarily to Direct Relief International, a humanitarian aid organization, and (iv) $0.4 million of payments of one-time service award bonuses (and associated taxes) to certain of our team members paid in recognition of contributions made by such team members to our humanitarian response efforts in the impacted region.
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
Because of these and other limitations, you should consider adjusted EBITDA along with other financial performance measures, including net income (loss) and our other financial results prepared in accordance with U.S. GAAP.
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
Other Income, Net
Other income, net consists primarily of interest income that we earn from our deposits in money market funds and investments in marketable securities and gains and losses from foreign currency exchange transactions. Additionally, during the nine months ended September 30, 2023, we recognized a gain on the early extinguishment of debt of $38.9 million, which is included in other income, net. For additional information about the gain on early extinguishment of debt, see the section below titled “—Convertible Senior Notes Due 2026.”

Results of Operations
The following table sets forth our condensed consolidated results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Revenue
Marketplace	$161,739	$145,143	$466,458	$418,893
Managed Services	13,994	13,498	38,744	37,983
Total revenue	175,733	158,641	505,202	456,876
Cost of revenue(1)	43,273	40,470	124,582	119,243
Gross profit	132,460	118,171	380,620	337,633
Operating expenses
Research and development(1)	43,419	38,898	131,146	112,889
Sales and marketing(1)	47,308	63,171	171,377	184,096
General and administrative(1)	28,652	31,407	86,922	93,872
Provision for transaction losses	1,615	10,137	10,863	18,918
Total operating expenses	120,994	143,613	400,308	409,775
Income (loss) from operations	11,466	(25,442)	(19,688)	(72,142)
Interest expense	711	1,117	2,525	3,362
Other income, net	(6,477)	(1,772)	(55,273)	(2,215)
Income (loss) before income taxes	17,232	(24,787)	33,060	(73,289)
Income tax provision	(895)	(40)	(3,547)	(96)
Net income (loss)	$16,337	$(24,827)	$29,513	$(73,385)
(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Cost of revenue	$499	$376	$1,409	$962
Research and development	6,902	7,337	21,434	19,517
Sales and marketing	3,106	3,055	9,672	7,983
General and administrative	7,304	9,636	23,633	27,657
Total stock-based compensation	$17,811	$20,404	$56,148	$56,119

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2023	2022	Change		2023	2022	Change
Marketplace	$161,739	$145,143	$16,596	11%	$466,458	$418,893	$47,565	11%
Percentage of total revenue	92%	91%			92%	92%
Managed Services	13,994	13,498	496	4%	38,744	37,983	761	2%
Percentage of total revenue	8%	9%			8%	8%
Total revenue	$175,733	$158,641	$17,092	11%	$505,202	$456,876	$48,326	11%
During the three and nine months ended September 30, 2023, GSV remained relatively flat at $1.0 billion and $3.1 billion, respectively, as compared to the same periods in 2022, primarily due to the lapping of strong growth in the prior periods, and the number of active clients increased 2% as of September 30, 2023, as compared to September 30, 2022, driven by improvements to our client retention, as well as improvements in efficiency in acquisition of new clients. As a result, our GSV per active client decreased 1% as of September 30, 2023, as compared to September 30, 2022.
For each of the three and nine months ended September 30, 2023, Marketplace revenue represented 92% of total revenue and increased 11%, as compared to the same periods in 2022. For the three months ended September 30, 2023, Marketplace revenue growth was primarily driven by increases in revenue from Connects, talent service fees, and contract initiation fees as a result of the pricing changes discussed above. Additionally, for the nine months ended September 30, 2023, Marketplace revenue growth was primarily driven by the increase in client marketplace fees due to the shift to our Client Marketplace offering in April 2022. Overall, these factors caused Marketplace revenue to grow at a faster rate than GSV from our Marketplace offerings, which caused Marketplace take rate to increase to 15.9% and 15.4% for the three and nine months ended September 30, 2023, respectively, as compared to 14.3% and 13.8% for the same periods in 2022, and we expect these factors to cause Marketplace revenue and Marketplace take rate to continue to increase throughout the remainder of 2023. For the three months ended September 30, 2023, Enterprise Revenue declined 3% to $12.1 million, as compared to the same period in 2022, due to the movement of a client from our Enterprise offering to our Managed Services offering. For the nine months ended September 30, 2023, Enterprise Revenue increased 6% to $37.8 million, as compared to the same period in 2022, due to increased spend from existing clients.
For the three and nine months ended September 30, 2023, Managed Services revenue increased by 4%, or $0.5 million, to $14.0 million, and 2%, or $0.8 million, to $38.7 million, respectively, as compared to the same periods in 2022, as a result of increased spend from existing clients of our Managed Services offering and an increase in revenue from a new contract from an existing client during the nine months ended September 30, 2023.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2023	2022	Change		2023	2022	Change
Cost of revenue	$43,273	$40,470	$2,803	7%	$124,582	$119,243	$5,339	4%
Components of cost of revenue:
Cost of talent services to deliver Managed Services	10,690	9,591	1,099	11%	29,364	27,822	1,542	6%
Other components of cost of revenue	32,583	30,879	1,704	6%	95,218	91,421	3,797	4%
Total gross margin	75%	74%			75%	74%
For the three and nine months ended September 30, 2023, cost of revenue increased by 7% and 4%, respectively, as compared to the same periods in 2022, due to increases in payment processing fees of $1.3 million and $2.3 million, respectively, and increases in cost of talent services to deliver managed services of $1.1 million and $1.5 million, respectively, driven by new spend from existing clients of our Managed Services offering, as compared to the same periods in 2022. For each of the three and nine months ended September 30, 2023, gross margin was 75%, as compared to 74% for each of the three and nine months ended September 30, 2022, primarily driven by the increase in revenue from Connects.
We expect cost of revenue to increase in future periods as we continue to support growth on our work marketplace. Amounts paid to talent in connection with our Managed Services offering are tied to the volume of managed services used by our clients. The level and timing of these items could fluctuate and affect our cost of revenue in the future. We expect the pricing changes that we have made over the past twelve months will continue to positively impact gross margin throughout the remainder of 2023. While we expect gross profit to increase in future periods, because our Managed Services revenue and Marketplace revenue grow at different rates, gross margin, expressed as a percentage of total revenue, may vary from period to period.
Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2023	2022	Change		2023	2022	Change
Research and development	$43,419	$38,898	$4,521	12%	$131,146	$112,889	$18,257	16%
Percentage of total revenue	25%	25%			26%	25%
For the three and nine months ended September 30, 2023, research and development expense increased primarily due to investments we made to increase the size of our research and development workforce that resulted in increases in personnel-related costs of $4.6 million and $23.6 million, respectively, as compared to the same periods in 2022. Additionally, for the nine months ended September 30, 2023, we incurred increases in software costs of $2.3 million, as compared to the same period in 2022. These increases were partially offset by $1.4 million and $5.5 million incremental internal-use software and platform development costs that we capitalized during the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022. Additionally, during the nine months ended September 30, 2022, we incurred $2.7 million of research and development expense related to our humanitarian response efforts related to the war in Ukraine.
We intend to focus our investment in research and development on the quality and adoption of our current offerings and products, and expect our research and development expense to increase in future periods.

Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2023	2022	Change		2023	2022	Change
Sales and marketing	$47,308	$63,171	$(15,863)	(25)%	$171,377	$184,096	$(12,719)	(7)%
Percentage of total revenue	27%	40%			34%	40%
During the three and nine months ended September 30, 2023, sales and marketing expense decreased due to a number of cost-saving measures that we implemented in the second quarter of 2023, including reducing our investments in brand marketing, vendor spend, and other non-personnel costs, which drove reductions in marketing and advertising expense of $15.4 million and $26.0 million, respectively, as compared to the same periods in 2022. We also implemented a reduction of our workforce in May 2023, resulting in employee severance and benefit costs of $2.5 million, largely in our sales team, during the nine months ended September 30, 2023. During the nine months ended September 30, 2023, we continued to invest in opportunities for growth, which drove increases in personnel-related costs of $10.7 million, as compared to the same period in 2022.
As a result of the reduction of our workforce, reduced investment in brand marketing, and other cost-saving measures implemented in May 2023, we expect sales and marketing expense to decrease throughout the remainder of 2023, as compared to the same period in 2022.
General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2023	2022	Change		2023	2022	Change
General and administrative	$28,652	$31,407	$(2,755)	(9)%	$86,922	$93,872	$(6,950)	(7)%
Percentage of total revenue	16%	20%			17%	21%
For the three and nine months ended September 30, 2023, general and administrative expense decreased primarily due to lower expense related to indirect taxes of $1.1 million and $6.1 million, respectively, as compared to the same periods in 2022. Additionally, for the three months ended September 30, 2023, personnel-related costs decreased by $1.9 million, as compared to the same period in 2022. During the nine months ended September 30, 2022, we incurred $1.3 million of expenses resulting from our humanitarian response efforts and charitable donations related to the war in Ukraine.

Provision for Transaction Losses

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2023	2022	Change		2023	2022	Change
Provision for transaction losses	$1,615	$10,137	$(8,522)	(84)%	$10,863	$18,918	$(8,055)	(43)%
Percentage of total revenue	0.9%	6.4%			2.2%	4.1%
For the three months ended September 30, 2023, provision for transaction losses decreased by $8.5 million, or 84%, as compared to the same period in 2022. For the nine months ended September 30, 2023, provision for transaction losses decreased by $8.1 million, or 43%, as compared to the same period in 2022. These reductions are a result of improved internal review processes, which reduced bad debt losses, instances of fraud, and chargeback losses during the three and nine months ended September 30, 2023. We continue to closely monitor this activity and maintain a number of measures designed to mitigate transaction losses going forward.
Interest Expense and Other Income, Net

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2023	2022	Change		2023	2022	Change
Interest expense	$711	$1,117	$(406)	(36)%	$2,525	$3,362	$(837)	(25)%
Other income, net	(6,477)	(1,772)	(4,705)	*	(55,273)	(2,215)	(53,058)	*
*Not meaningful
For the three and nine months ended September 30, 2023, interest expense decreased, as compared to the same periods in 2022, as a result of the Repurchases (as defined below), which lowered our outstanding debt balance in March 2023.
For the three and nine months ended September 30, 2023, other income, net was driven by increases in interest income from our marketable securities, as compared to the same periods in 2022, primarily due to higher interest rates. Additionally, during the nine months ended September 30, 2023, we recognized a gain on early extinguishment of debt of $38.9 million related to the Repurchases.
Income Tax Provision

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2023	2022	Change		2023	2022	Change
Income tax provision	$(895)	$(40)	$(855)	*	$(3,547)	$(96)	$(3,451)	*
*Not meaningful
For the three and nine months ended September 30, 2023, income tax provision increased by $0.9 million and $3.5 million, respectively, as compared to the same periods in 2022, primarily due to a year-over-year increase in our U.S. federal taxable income.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents and marketable securities, including the net proceeds from the sale of our 0.25% convertible senior notes due 2026, which we refer to as the Notes. Our cash equivalents and marketable securities primarily consist of money market funds, commercial paper, treasury bills, corporate bonds, U.S. and foreign government securities, asset-backed securities, and other types of fixed income securities. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Since our inception, our business has consisted of the operation of an online work marketplace that connects business with independent talent from across the globe, and we do not make investments for trading or speculative purposes. As of September 30, 2023 and December 31, 2022, we had $146.8 million and $129.4 million in cash and cash equivalents, respectively. As of September 30, 2023 and December 31, 2022, we had $408.4 million and $557.2 million in marketable securities, respectively.
We believe our existing cash and cash equivalents, marketable securities, and cash flow from operations (in periods in which we generate cash flow from operations) will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital requirements and capital expenditure requirements. In the long term, our ability to support our working capital and capital expenditure requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from users, the expansion of sales and marketing activities, the timing and extent of spending to support research and development efforts, the cost to host our work marketplace, the introduction of new offerings and services, the continuing market adoption of our work marketplace, any acquisitions or investments that we make in complementary businesses, products, and technologies, macroeconomic conditions, the number of shares of our common stock that we repurchase under our share repurchase program, which we refer to as the Share Repurchase Program, or the aggregate principal amount of our outstanding Notes that we determine to repurchase, and our ability to obtain equity or debt financing. Our principal commitments consist of obligations under our non-cancellable operating leases for office space and the Notes. There were no material changes to our commitments under our lease agreements from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. In March 2023, we sold $138.2 million of available-for-sale marketable securities to enable the Repurchases. Assuming the remaining Notes are not converted into our common stock, repurchased, or redeemed prior to maturity, (i) annual interest expense relating to the Notes will be $2.7 million in each fiscal year through 2026 and (ii) principal in the amount of $361.0 million will be payable upon the maturity of the Notes on August 15, 2026. For additional information about our Notes, see the section below titled “—Convertible Senior Notes Due 2026.”
In November 2023, our board of directors authorized the Share Repurchase Program, under which we may repurchase up to $100.0 million of shares of our outstanding common stock. Repurchases of our common stock under the Share Repurchase Program may be made from time to time on the open market (including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act), in privately negotiated transactions, or by other methods, at our discretion, and in accordance with applicable securities laws and other restrictions. The Share Repurchase Program has no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason. The Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the timing and amount of any repurchases will depend on market and business conditions. In addition, as market conditions warrant, we may, from time to time, repurchase additional outstanding Notes in the open market, in privately negotiated transactions, by tender offer, by exchange transaction, or otherwise. Such repurchases of Notes, if any, will depend on prevailing market conditions, our liquidity, and other factors, and may be commenced or suspended at any time. The amounts involved and total consideration paid may be material.
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
Escrow Funding Requirements
As a licensed internet escrow agent, we offer escrow services to users of our work marketplace and, as such, we are required to hold our users’ escrowed cash and in-transit cash in trust as an asset and record a corresponding liability for escrow funds held on behalf of talent and clients on our balance sheet. We expect the balances of our funds held in escrow, including funds held in transit, and the related liability to grow as GSV grows and may vary from period to period. Escrow regulations require us to fund the trust with our operating cash to cover shortages due to the timing of cash receipts from clients for completed hourly billings. Talent submit their billings for hourly contracts to their clients on a weekly basis every Sunday, and the aggregate amount of such billings is added to escrow funds payable to talent on the same day. As of each Sunday of each week, we have not yet collected funds for hourly billings from clients as these funds are in transit. Therefore, in order to satisfy escrow funding requirements, every Sunday we fund the shortage of cash in trust with our own operating cash and typically collect this cash shortage from clients within the next several days. As a result, we expect our total cash and cash flows from operating activities to be impacted when a quarter ends on a Sunday. As of September 30, 2023 and December 31, 2022, funds held in escrow, including funds in transit, were $178.0 million and $161.5 million, respectively.
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
In March 2023, we entered into separate, privately negotiated repurchase agreements with a limited number of institutional holders of the Notes to repurchase for cash an aggregate of $214.0 million principal amount of the Notes, which we refer to as the Repurchases. We paid $170.8 million in cash to consummate the Repurchases. As a result, during the nine months ended September 30, 2023, we recognized a gain on the early extinguishment of debt of $38.9 million, which is net of $3.7 million related to the pro-rata write-off of unamortized issuance costs associated with the sale of the Notes in August 2021, and $0.6 million of other fees incurred to effect the Repurchases. The resulting gain on early extinguishment of debt is included in other income, net in the condensed consolidated statement of operations and comprehensive income (loss). As of September 30, 2023, $361.0 million aggregate principal amount of the Notes remain outstanding.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2023	2022
Net cash provided by (used in) operating activities	$32,560	$(1,896)
Net cash provided by (used in) investing activities	151,705	(32,433)
Net cash provided by (used in) financing activities	(150,309)	12,950
Net change in cash, cash equivalents, and restricted cash(1)	$33,956	$(21,379)
(1) Includes increases in funds held in escrow, including funds in transit of $16.5 million and $9.2 million during the nine months ended September 30, 2023 and 2022, respectively.
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
For the nine months ended September 30, 2023, net cash provided by operating activities was $32.6 million, which resulted from net income of $29.5 million and non-cash adjustments of $24.5 million, offset by net cash outflows of $21.4 million from changes in operating assets and liabilities.
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
Investing Activities
For the nine months ended September 30, 2023, net cash provided by investing activities was $151.7 million, which was primarily a result of proceeds from maturities of marketable securities of $451.0 million and proceeds from the sale of marketable securities of $159.6 million, including $143.7 million to enable the repurchase of a portion of the Notes, partially offset by investing $449.2 million in various marketable securities, as well as $9.2 million of internal-use software and platform development costs that we paid during the period.
For the nine months ended September 30, 2022, net cash used in investing activities was $32.4 million, which was primarily a result of investing $398.3 million in various marketable securities, as well as $5.2 million of internal-use software and platform development costs that we paid during the period, partially offset by proceeds from maturities of marketable securities of $371.9 million.

Financing Activities
For the nine months ended September 30, 2023, net cash used in financing activities was $150.3 million, which was driven by $171.3 million that we paid to consummate the Repurchases, including related fees to effect the Repurchases, partially offset by an increase in escrow funds payable of $16.5 million, proceeds received from our employee stock purchase plan of $2.6 million, and cash received from stock option exercises of $1.9 million.
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
Interest Rate Risk
The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not make investments for trading or speculative purposes. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Borrowings under the Notes have a fixed interest rate. As of September 30, 2023 and December 31, 2022, we had $361.0 million and $575.0 million, respectively, aggregate principal amount of borrowings outstanding under the Notes. We do not believe that a hypothetical increase or decrease in interest rates of 100 basis points would have a material impact on our operating results or financial condition.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, as of September 30, 2023. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•We cannot guarantee that our Share Repurchase Program will be fully consummated or that it will enhance long-term stockholder value.

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
Users may stop using our work marketplace and related services if the quality of the user experience on our work marketplace, including our support capabilities or our ability to provide a secure, reliable, and trustworthy work marketplace, does not meet their expectations or keep pace with the quality of the user experience generally offered by competitive products and services. Users may also choose, and in the past have chosen, to cease using our work marketplace if they perceive that our pricing model, including associated fees, is not in line with the value they derive from our work marketplace, or for other reasons, including cost-cutting measures. In recent periods, we have implemented a number of changes to our pricing model, such as the introduction of our Client Marketplace offering and a contract initiation fee for clients using that offering, the implementation of a simplified flat service fee structure for talent on our Client Marketplace offering, and changes to Connects. While these changes were designed to improve the health of our work marketplace, there can be no assurances as to the long-term impact these changes will have on our ability to acquire new users and retain existing users. Additionally, one client accounted for more than 10% of our trade and client receivables for each of the years ended December 31, 2022 and 2021. If users, particularly significant clients, stop using, or reduce their use of, our work marketplace and related services for any reason, our revenue and business would be adversely affected.
We have experienced growth in recent periods and expect to invest in our growth in the future. If we are unable to maintain similar levels of growth or manage our growth effectively, our business, revenue and profits, and financial condition could be adversely affected.
We have experienced growth in a relatively short period of time. For example, our total revenue for the nine months ended September 30, 2023 was $505.2 million, representing a period-over-period growth rate of 11% compared to the same period in 2022. However, there can be no assurance that we will be able to sustain our historical growth rates or that any future investments in growth will be successful or cost-effective. For example, we have already experienced declining growth rates of revenue and key performance metrics such as GSV and active clients as compared to the quarterly and full year results of 2022 that were more strongly affected by the shift to remote work. Moreover, sustaining the same levels of growth in future periods will become more difficult during times of macroeconomic uncertainty, including a macroeconomic downturn or recession and rising interest rates and inflation, such as the conditions that we have experienced beginning in the second half of 2022. Sustaining our growth will place significant demands on our management as well as on our administrative, operational, and financial resources. To manage our growth, we must improve our operational, financial, and management information systems and expand, motivate, and effectively manage and train our workforce, all of which can be more difficult in a competitive labor market. If we are unable to manage our growth successfully without compromising the quality of our offerings or user experience, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, operating results, financial condition, and ability to successfully market our work marketplace and serve our users could be adversely affected.
Our historical growth should not be considered indicative of our future performance. We have encountered, and will encounter in the future, risks, challenges, and uncertainties, including those frequently experienced by growing companies in rapidly changing and highly competitive industries and challenging macroeconomic conditions. If our assumptions regarding these risks, challenges, and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our financial condition and operating results could differ materially from our expectations and those of investors and securities analysts, our growth rates may slow, and our business would be adversely impacted.
We continue to evolve our business strategy, offerings and pricing model, and changes that we make can adversely affect our business and make it difficult to evaluate our future prospects.
We have over time evolved, and will continue to evolve, our sales, marketing, and brand positioning efforts, as well as our business strategy and pricing model. In the second quarter of 2021, we undertook a rebranding effort and expanded our focus on large enterprise and other clients and prospects with larger, longer-term independent talent needs. We continue to evaluate and revise our current offerings and pricing model and create and test additional offerings, pricing models, features, and services to serve these and other market segments, such as our April 2022 combination of our Upwork Basic and Upwork Plus client offerings into our Client Marketplace offering, which simplified the pricing model for clients of those offerings.
Changes in our offerings and pricing model and the continued evolution of our business strategy and brand positioning subject us to a number of uncertainties, including our ability to plan for and model future growth and make accurate projections regarding our future performance. In addition, we have in the past seen, and may in the future see, unexpected or unintended negative effects as a result of changes to our pricing model, offerings, and sales, brand positioning, and marketing efforts, including increased user dissatisfaction, harm to our reputation, increased circumvention rates, reductions in the rate or size of projects that get posted or completed, or a failure to attract and retain users. These adverse effects may negatively affect our business, operating results, and financial condition. In recent periods, we have implemented a number of changes to our pricing model, such as the introduction of our Client Marketplace offering and a contract initiation fee for clients using that offering, the implementation of a simplified flat service fee structure for talent on our Client Marketplace offering, and changes to Connects. While these changes were designed to improve the health of our work marketplace, there can be no assurances as to the long-term impact these changes will have on our business, operating results, and financial condition.
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
Bad actors also may use our work marketplace, including our payment processing and disbursement methods, to engage in unlawful or fraudulent conduct, such as money laundering, moving funds to regions or persons restricted by sanctions or export controls, terrorist financing, fraudulent sale of services, bribery, breaches of security, unauthorized acquisition of data, extortion or use of ransomware, distribution or creation of malware or viruses, piracy or misuse of software and other copyrighted or trademarked content, and other misconduct. These types of illegal activities have increased on our platform in recent periods and may increase in the future. For example, for the year ended December 31, 2022, provision for transaction losses increased, as compared to 2021, primarily due to increased instances of fraud, higher chargeback losses, and bad debt losses related to Upwork Enterprise clients. This conduct on our website could result in any of the following, each of which could harm our reputation and adversely impact our business:
•we may be, and historically have been, held liable for the unauthorized use of credit or debit card details and banking or other payment account information and required by card issuers, card networks, banks, and other payment partners to return the funds at issue and pay a chargeback, return, or other fee. If our chargeback or return rate becomes excessive, card networks may also require us to pay fines or other fees or engage in remediation efforts, which can be costly and divert the attention of management, or cease doing business with us;

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
•we may be subject to additional risk if Upwork Enterprise clients fail to pay us for amounts we advance to talent on their behalf, including financial losses resulting from our inability to recover such funds; and
•if talent misstate their qualifications or location, provide misinformation about their skills, identity, or otherwise, perform services they are not qualified or authorized to provide, produce insufficient or defective work product or work product with a viral or other harmful effect, clients or other third parties may seek to hold us responsible for the talents’ acts or omissions and may lose confidence in and decrease or cease use of our work marketplace, or seek to obtain damages and costs.
We do not have control over users of our work marketplace and cannot ensure that any measures we have taken to detect, prevent, and mitigate these risks will stop or minimize the use of our work marketplace for, or to further, illegal or improper purposes. We have received in the past, and are likely to continue to receive in the future, complaints, notices, and inquiries from clients, talent, and other third parties, including law enforcement, administrative agencies, payment partners, payment networks, and the press, concerning misuse of our work marketplace and wrongful conduct of other users. We have also brought claims against clients and other third parties for their misuse of our work marketplace, and may be required to bring similar claims in the future. Even if these claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the attention and resources of our management, negatively impact our reputation, and adversely affect our business and operating results. In addition, there is no assurance that the measures we implement to decrease transaction losses will be effective or cost efficient. Further, while we take steps to implement and improve our trust and safety program through the use of algorithms and machine learning techniques, any unauthorized or inadvertent disclosure of these tools might make our efforts to prevent fraud or the improper use of our platform temporarily less effective, and any new laws restricting our use of these techniques, or that force us to make the inner workings of these tools transparent to the public, may increase the risk of harm to our users.

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
In order to increase our revenue from our premium offerings and achieve and sustain profitability, we must improve the effectiveness and efficiency of our sales force and generate additional revenue from new and existing users. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, effectively deploying, and retaining sufficient numbers of sales and sales support personnel to support our growth. It is difficult at times to find and retain a sufficient number of sales personnel with the specific skills and technical knowledge needed to effectively sell our Upwork

Enterprise and other premium offerings, particularly in times of significant competition for qualified personnel. Furthermore, hiring and effectively deploying sales personnel is complex and requires additional costs that we may not recover if the sales personnel fail to achieve full productivity. Even if we are able to hire qualified sales personnel, doing so may be costly and lengthy, as new sales personnel require significant training and can take a number of months to achieve full productivity. In addition, new sales personnel do not always achieve productivity milestones within the timelines that we have projected, or at all, negatively impacting our ability to achieve our long-term financial projections associated with such personnel. If our sales personnel are not successful in obtaining new business or increasing sales to our existing user base, our business and results of operations will be adversely affected. For example, in the fourth quarter of 2021, we began increasing our investment in sales by expanding our sales team, which continued throughout 2022. However, in light of macroeconomic conditions as well as our efforts to reduce spend and streamline operations, we implemented a reduction of our workforce in May 2023, largely in our sales team. In addition, Eric Gilpin, our former Chief Sales Officer, departed from Upwork in June 2023. There can be no assurance that these or other actions we may take will increase the productivity or efficiency of our sales force.
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
Our business depends on users transacting through our work marketplace. Despite our efforts to prevent them from doing so, users circumvent our work marketplace and engage with or take payment through other means to avoid the fees that we charge, and it is difficult or impossible to measure the losses associated with circumvention. Enhancements and changes we make with respect to our pricing model, fees, offerings, services, and features, such as our changes to client and talent fees in recent periods, may unintentionally cause, and may have unintentionally caused in the past, users to circumvent our work marketplace. In addition, circumvention by users of our work marketplace is likely to increase during a macroeconomic downturn, as users may be more cost-sensitive with respect to our fees. The loss of revenue associated with circumvention of our work marketplace has an adverse impact on our business, cash flows, operating results, and financial condition. Moreover, certain changes we make to decrease circumvention by users have in the past and could again inadvertently result in user dissatisfaction, increased user circumvention, and a decline in user activity on our work marketplace. Our efforts to reduce circumvention may be costly or disruptive to implement, have results that are difficult or impossible to measure, fail to have the intended effect or have an adverse effect on our brand or user experience, reduce the attractiveness of our work marketplace, divert the attention of management, or otherwise harm our business, operating results, and financial condition.
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
Our future success also depends on our continuing ability to retain, attract, train, and integrate highly skilled personnel, including software engineers and sales personnel. We face intense competition for qualified personnel from numerous software and other technology companies. In addition, competition for qualified software engineers is particularly intense. We may not be able to retain our current key personnel or attract, train, integrate, or retain other highly skilled personnel in the future. We may incur significant costs to attract and retain highly skilled personnel, we may lose employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them, and our succession plans may be insufficient to ensure business continuity if we are unable to retain key personnel or were to lose a significant portion of our personnel. Further, even highly skilled personnel may fail to be productive. To the extent we move into new geographies, including internationally, we would need to attract and recruit skilled personnel in those areas.
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
Our business strategy may, from time to time, include acquiring complementary products, technologies, businesses, or other assets. We also may enter into relationships with other businesses to expand our work marketplace or our ability to provide our work marketplace in foreign jurisdictions, which could involve preferred or exclusive licenses, additional channels of distribution, or investments in other companies. Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to close these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close, and any acquisition, investment, or business relationship may result in unforeseen or additional operating difficulties, risks, and expenditures. For one or more of those transactions, we may face the following risks, any of which could adversely impact our business, operating results, and financial condition. We may:
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
We derive, and expect to continue to derive in the near future, the substantial majority of our revenue from our Marketplace offerings. As such, market acceptance of our Marketplace offerings, including new offerings or the consolidation of offerings, such as our consolidation of our Upwork Basic and Upwork Plus offerings into our Client Marketplace offering in April 2022, is critical to our continued success. If we are unable to meet user demands and expectations, earn and maintain user trust, expand our offerings or the categories of services offered on our work marketplace, develop features that are appealing to users, or achieve and maintain more widespread market acceptance of our Marketplace offerings, including attracting and retaining users, our business operations, financial results, and growth prospects will be adversely affected.
Demand for our Marketplace offerings is also affected by a number of other factors, including the timing and success of new offerings and services by our competitors, changes to our pricing model, our ability to respond to technological change and to effectively innovate and grow, macroeconomic conditions, contraction in our market, client spending patterns, talent activity levels, the size and price of projects on our work marketplace, changes in adoption of remote work, geopolitical events, such as the war in Ukraine and the resulting macroeconomic effects, de-globalization, and the other risks identified herein. To the extent these or other factors negatively affect demand for our Marketplace offerings, our financial results may be adversely affected.
If the market for independent talent and the services they offer develops more slowly than we expect, our growth may slow or stall, and our operating results could be adversely affected.
The market for online independent talent and the services they offer is relatively new, rapidly evolving, and unproven. Our future success will depend in large part on the continued growth and expansion of this market and the willingness of businesses to engage independent talent to provide services and independent talent to engage as service providers. It is difficult to predict the size, growth rate, and expansion of this market, whether any expansion will be long-term or temporary, particularly as the labor market and remote work trends continue to be unpredictable and recent challenging macroeconomic conditions continue, the success of competitive products and services, or technological (including artificial intelligence), macroeconomic, geopolitical (including the prevalence of de-globalization), legal, regulatory, or other developments that will impact the overall demand for, or ability to engage, independent talent. Furthermore, many businesses may be unwilling to engage independent talent for a variety of reasons, including perceived negative connotations with outsourcing work, quality of work, fraud, privacy, or data security concerns, or the rapidly evolving regulations that may impact the demand for independent contractor services more generally, including as discussed further in the risk factor titled “The regulatory landscape regarding contractor classification is rapidly changing and changes in these laws could adversely affect demand for our services and work marketplace and adversely affect our business. In addition, there may be adverse tax, legal, and other consequences if the contractor classification or employment status of talent that use our work marketplace is challenged.” Likewise, with the greater adoption of remote work and increased flexibility in employment relationships, more skilled independent talent may choose traditional employment. If the market for independent talent and the services they offer does not achieve widespread adoption, or there is a reduction in demand for independent talent, including as a result of challenging macroeconomic conditions, it could result in decreased revenue and our business could be adversely affected.
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
A substantial portion of the services sought by clients and offered by talent on our work marketplace relates to information technology. If, for any reason, the market for information technology services declines, including as a result of challenging macroeconomic conditions, increased use of artificial intelligence or automation, or otherwise, if a sufficient number of qualified or desirable talent is not available on our work marketplace or willing to perform these services or businesses satisfy their needs for these services through alternative means, including through use of our competitors’ products or traditional employment relationships, or if the talent on our work marketplace are not located or able to work in specific geographic regions in which clients are seeking to engage remote talent, the growth in the number of users on our work marketplace may slow or decline and as a result our revenue and business may be adversely impacted. Geopolitical events have impacted in the past and may in the future impact the market for information technology services on our work marketplace.
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
Additionally, new and developing privacy laws have established individual rights with respect to personal information that may lead to downstream effects on our ability to realize and quantify the value of our marketing initiatives. As more jurisdictions adopt expansive data privacy regulatory requirements, an increasing number of users and website visitors will be afforded the right to opt-out of the sharing of their personal information for purposes of specific types of online advertising. The resulting decrease of individuals to whom we and our third-party marketing and advertising vendors and partners may use industry standard online advertising practices may lead to diminished efficacy of our marketing efforts, diminished visitor-to-user conversions, and increased costs of maintaining compliance.
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
•regional or global public health events, such as the COVID-19 pandemic;
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
We have a history of incurring net losses. For the years ended December 31, 2022 and 2021, we incurred net losses of $89.9 million and $56.2 million, respectively. As of September 30, 2023, we had an accumulated deficit of $311.4 million. We have made, and expect to continue to make in the future, significant expenditures related to the development and expansion of our business, including: enhancing our Upwork Enterprise and other premium offerings; expanding our services and features; expanding our international user base; localizing our offerings in select locations; broadening and deepening the categories on our work marketplace; promoting client engagement of the talent that typically optimize to deliver larger projects, including through our Upwork Payroll offering; investing in marketing programs and activities, such as brand promotion efforts, including those designed to reach new and existing clients; enhancing our mobile product offering; expanding our sales force; and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These and other efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. While our GSV and revenue have grown in recent years, we may not be able to sustain the same level of growth in future periods, or at all. For example, GSV remained relatively flat at $1.0 billion during the three months ended September 30, 2023, as compared to the same period in 2022. In addition, although our profitability has improved in recent periods, if our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods and the trading price of our common stock could decline. As a result, we may continue to generate losses. We cannot ensure that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.
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
•uncertainty regarding macroeconomic conditions and demand for our work marketplace;

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
•repurchases by us of any of our outstanding shares of common stock, including under our Share Repurchase Program, or the Notes;
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
•the impact of public health events, such as the COVID-19 pandemic;
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
If we experience additional material weaknesses or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations or prevent fraud, which may adversely affect investor confidence in us and, as a result, the value of our common stock. We cannot assure you that all of our existing material weaknesses have been identified, or that we will not in the future identify additional material weaknesses. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business, operating results, and financial condition.
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
In order to support our growth and respond to business challenges, such as developing new features or enhancements to our work marketplace, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business, and we intend to continue to make such investments in the future. In addition, we may, from time to time, seek to acquire or strategically invest in other complementary products, technologies, or businesses or repurchase outstanding shares of our common stock or the Notes. For example, we paid $170.8 million to consummate the Repurchases in March 2023, and, in November 2023, our board of directors authorized our Share Repurchase Program. We may need to engage in equity or debt financings to obtain the funds required for these investments, acquisitions, and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to those of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve additional restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions and strategic investments. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.
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

•repurchases by us of any of our outstanding shares of common stock, including under our Share Repurchase Program, or the Notes, on unfavorable terms or at all;
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
We cannot guarantee that our Share Repurchase Program will be fully consummated or that it will enhance long-term stockholder value.
In November 2023, our board of directors authorized the Share Repurchase Program, under which we may repurchase up to $100.0 million of shares of our outstanding common stock. Although our board of directors has authorized the Share Repurchase Program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our common stock. The actual timing and amount of any repurchases will depend on a variety of factors, including stock price, trading volume, market and business conditions, regulatory requirements, and other considerations, all of which may be impacted by factors outside of our control. The Share Repurchase Program could affect the trading price of our common stock, increase volatility, and any repurchases under the program could diminish our cash and cash equivalents and marketable securities available to fund working capital, repayment of debt, capital expenditures, strategic acquisitions, investments, or business opportunities, and other general corporate purposes. The Share Repurchase Program may be suspended, terminated, or modified at any time for any reason, and we cannot guarantee that the Share Repurchase Program will be fully consummated, or at all, or that it will enhance long-term stockholder value.
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
We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that for the foreseeable future we will retain all of our future earnings for use in the development of our business, for repurchases under our Share Repurchase Program, and for general corporate purposes. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
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
In August 2021, we issued $575.0 million aggregate principal amount of the Notes. The Notes are senior, unsecured obligations and bear interest at a rate of 0.25% per year. The Notes will mature on August 15, 2026, unless earlier redeemed, repurchased, or converted in accordance with the terms of the Notes. In March 2023, we consummated the Repurchases, repurchasing $214.0 million aggregate principal amount of the Notes. As of September 30, 2023, we had $361.0 million aggregate principal amount of the Notes outstanding. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our stockholders and our business, results of operations, and financial condition by, among other things:
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

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, and our cash needs may increase in the future.
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
A significant natural disaster, such as an earthquake, blizzard, hurricane, fire, flood, or other catastrophic event, such as a power loss or telecommunications failure, or other technological failure resulting in the permanent destruction of data, could have a material adverse impact on our business, financial condition, and operating results. In the event of natural disaster or other catastrophic event, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our work marketplace, lengthy interruptions in service, security breaches, and loss of critical data, all of which could have an adverse effect on our operating results. Certain of our departments are situated primarily in one geographical area and any natural disaster or catastrophic event to such area or the surrounding communities where our employees live may impact productivity or revenue generating activities by employees based in that office. Our corporate headquarters and many key personnel are located in the San Francisco Bay Area, a region known for seismic activity and catastrophic fires. In addition, natural disasters and other catastrophic events could affect our partners’ ability to perform services for users on a timely basis. In the event any such partners’ information technology systems or service abilities are hindered by any of the events discussed above, our ability to provide our work marketplace and other services may be impaired, resulting in missing financial targets for a particular quarter or year, or longer period. Further, if a natural disaster or other catastrophic event occurs in a region from which we derive a significant portion of our revenue, users in that region may delay or forgo use of our work marketplace or other services, which may adversely impact our operating results. In addition, acts of terrorism, civil disorder, public health events, or military conflict (including the war in Ukraine) have caused and could again cause disruptions in our business or the business and activity of our partners, users, or the economy as a whole. These disruptions may be more severe than in the case of natural disasters. All of the aforementioned risks may be exacerbated if our or our partners’ business continuity and disaster recovery plans prove to be inadequate. To the extent that any of the above results in delays or reductions in platform availability, activities or other services, our business, financial condition, and operating results would be adversely affected.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Insider Trading Arrangements
During the three months ended September 30, 2023, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

UPWORK INC.

Date: November 7, 2023	By:	/s/ Hayden Brown
Hayden Brown
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2023	By:	/s/ Erica Gessert
Erica Gessert
Chief Financial Officer
(Principal Financial Officer)