Form 10-K
period 2023-12-31
UPWORK, INC
filed 2024-02-15
CIK 1627475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2023, the last business day of the registrant’s most recently completed second quarter, was $1,155,353,871 (based on the closing price for shares of the registrant’s common stock as reported by The Nasdaq Global Select Market on that date).
As of January 31, 2024, there were 137,392,520 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

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
You should read this Annual Report and the documents that we reference herein and have filed with the SEC or incorporated by reference as exhibits to this Annual Report with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.
Item 1. Business.
Overview
We operate the world’s largest work marketplace that connects businesses with independent talent from across the globe, as measured by gross services volume, which we refer to as GSV.1
Independent talent on our work marketplace, which we refer to as talent, includes independent professionals and agencies of varying sizes, and is an increasingly sought-after, critical, and expanding segment of the global workforce. We define clients as users that seek and work with talent through our work marketplace. We refer to clients and talent together as customers. During the year ended December 31, 2023, our work marketplace enabled $4.1 billion of GSV.
We serve as a powerful discovery engine for talent, helping them find rewarding, engaging and flexible work, as well as market their services and build their book of business. Talent benefit from access to quality clients and secure and timely payments while enjoying the freedom to run their own businesses, create their own schedules, and work from their preferred locations on projects that they find fulfilling. Moreover, talent have real-time visibility into opportunities that are in high demand, so that they can invest their time and focus on developing sought-after skills.
For clients, our work marketplace provides fast, secure, and efficient access to high-quality talent with over 10,000 skills across more than 125 categories of work, such as web, mobile and software development, administrative support, sales and marketing, design and creative, and customer service, as well as more emergent categories and
1 GSV represents the total amount that clients spend on our offerings as well as additional fees we charge to talent and clients for other services. For additional information related to how we calculate GSV, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Business” and “—Key Financial and Operational Metrics.”

skills like those pertaining to generative artificial intelligence. We offer a direct-to-talent approach as an alternative to traditional intermediaries such as staffing firms, recruiters, and agencies by providing high-quality independent talent through our work marketplace with innovative technology features that help build trusted relationships and instill trust in remote work, including the ability to engage talent as either independent contractors or as employees of third-party staffing providers. Our work marketplace also enables clients to streamline workflows, including talent sourcing, outreach, and contracting. In addition, our work marketplace provides clients with access to essential functionality for remote engagements with talent, including communication and collaboration, the ability to receive all talent invoices through our work marketplace, and payment protection. Our clients range in size, from independent professionals and small businesses to Fortune 100 companies.
We believe that a key differentiator and driver of our growth is our track record of creating trusted relationships, enabling our customers to successfully connect at scale. As the world’s largest work marketplace that connects businesses with independent talent, as measured by GSV, we benefit from network effects that drive growth in both the number of clients posting jobs and the number of talent seeking work. Our growth is driven by long-term and recurring use of our work marketplace by our customers.
We generate revenue from both talent and clients of our Marketplace and Enterprise offerings. Revenue is primarily generated from fees charged to talent as a percentage of their billings to clients, which we refer to as talent service fees, and to a lesser extent, fees charged to clients on a per-transaction basis, which we refer to as client marketplace fees. We also generate revenue from fees for premium offerings, including our Upwork Payroll offering, purchases of Connects (virtual tokens that are required for talent to bid on projects and ads products on our work marketplace), talent memberships, and other services, such as foreign currency exchange when clients choose to pay in currencies other than the U.S. dollar.
Our Work Marketplace
We believe the following core aspects of our work marketplace provide Upwork with a competitive advantage:
Trusted Work Marketplace
Our work marketplace fosters trust and credibility among talent and clients, while reducing the friction associated with searching for, contracting and collaborating with, and paying highly-skilled independent talent for short-term and longer-term projects. We use a combination of the latest technology, data science, product features, and our skilled team to position our work marketplace as a trusted online marketplace to get work done. We build and use software, leverage data analysis, and apply machine learning and artificial intelligence to highlight relevant talent, facilitate security and identity verification for account ownership, and flag and prevent suspicious activities. We closely monitor activity on our work marketplace to detect and prevent abuse and have integrated several third-party technologies, including an industry-leading fraud detection vendor. We provide clients with tools to validate work performed by talent and to provide both public and private feedback once the work is completed. Our feedback system enables talent to build their business reputation by establishing long-term credibility with project review and verified client feedback. Talent profiles also include data from their work history on our work marketplace, including client feedback, number of hours billed, projects completed, and amount earned. This validated expertise is a critical factor to build trust and promote brand loyalty, giving clients confidence in hiring talent for their next project. Additionally, we provide escrow services, approval workflows, and dispute processes to help ensure that clients on our work marketplace only pay for work that has been completed and talent is paid by their clients in full and on time.
Proprietary Data Drives Increasing Efficiencies
We have built an expansive and unique repository of data on our work marketplace. Our proprietary database maintains detailed and dynamic information, including skills possessed by talent, feedback, and success indicators of talent and clients transacting on our work marketplace. Using this data in our machine learning models enables us to provide a trusted, convenient, and effective experience for both new and existing customers. Additionally, clients are able to better connect with available talent for their projects, while at the same time enabling talent to better identify available projects that fit their specific skills. Moreover, our machine learning models leverage our closed-loop transaction data on millions of completed projects. The large volume of transactions on our work marketplace positions us to improve the effectiveness of our search and match capabilities, product features and experiences, and insights we provide to our customers.
Robust Functionality
Our work marketplace includes a proposal tracking system, search engine and collaboration capabilities, machine learning-driven talent matching and proposal ranking capabilities, time tracking and invoicing systems, and payments services. The robust functionality of our work marketplace is designed to enable talent to more easily run and build their businesses and to enable clients to find, hire, and collaborate with high-quality talent on a global scale.
Powerful Global Network Effects
We have heavily invested in building a robust work marketplace with features and functionalities to connect talent and clients at scale. We believe our work marketplace provides a strong value proposition for both clients and talent and our scale creates powerful network effects that strengthen our competitive position. In turn, as more clients use and post high-quality projects on our work marketplace, more talent come to seek opportunities. As a result, we have been able to scale our business and our global community of customers efficiently.
Business Model with Strong Retention Metrics
The growth of our business is driven by long-term and recurring use of our work marketplace by talent and clients, which leads to more predictable revenue. In addition, we believe the scale of our work marketplace incentivizes talent to build their business reputations on, and continue to use, our work marketplace.
Our Offerings
Marketplace
Our Marketplace offerings are designed for clients looking to identify quality talent and scale hiring quickly. Our Marketplace offerings provide clients with access to independent talent with verified work history on our work marketplace as well as client feedback, the ability to instantly match with the right talent, and built-in collaboration features. They also receive perks such as a verified client badge and highlighted job posts, which stand out to top talent and help clients achieve results.
Upwork Payroll is available to clients when they choose to work with talent that they engage through Upwork as employees. With Upwork Payroll, clients have access to third-party staffing providers to employ talent and meet their talent needs through our work marketplace.
Enterprise
Our Enterprise offerings deliver industry-leading work solutions for clients who have achieved, or aim to achieve, enterprise scale and who are looking to be more cost-efficient, innovative, productive, and growth-oriented. Enterprise offers two lines of service—Enterprise Solutions and Managed Services. Clients of Enterprise Solutions receive all the product features of Marketplace, in addition to consolidated billing and monthly invoicing, a dedicated team of account managers, detailed reporting with company insights and trends to enable clients to hire faster and more successfully, and the opportunity for clients to onboard pre-existing independent talent onto our work marketplace. Enterprise Solutions also offers access to additional product features, premium access to expert-vetted talent, professional services, and payment terms flexibility. Additionally, through our Enterprise Compliance offering, clients can engage us to determine whether talent should be classified as an employee or an independent contractor based on the scope of talent services agreed between the client and talent and other factors. For clients seeking a higher level of service, Managed Services offers a service-led program management and full project lifecycle solution that enables Enterprise customers to contract entire functions. Through Managed Services, we engage talent directly or as employees of third-party staffing providers to perform services for clients on our behalf, directly invoice the client, and assume responsibility for work performed.
As with our Marketplace offerings, Upwork Payroll is also available to Enterprise clients when they choose to work with talent they engage through Upwork as employees.
Our Team and Culture
Our mission—to create economic opportunities so people have better lives—is integral to our culture and how we build amazing teams and products to lead our industry. We enable remote work not only through our work marketplace for our customers, but also for our own team members, for whom we are proud to offer a remote-first work model, which has environmental and other benefits. Our team consists of corporate employees, independent talent that we engage through our work marketplace, and advisors. Our team members are distributed around the world, and while we have corporate offices, we have built an effective remote-first culture. Our team works with a variety of tools and has adopted practices to ensure all voices are heard, innovation is fostered, organizational effectiveness is prioritized and business results are achieved. Our hybrid team, and its belief in our mission, values, and vision is critical to our success. With consistent investment in the development of our team and our commitment to diversity, inclusion, and belonging, we cultivate an environment where people are able to be themselves at work and perform to the best of their abilities.
Our People
Our mission not only drives the creation and continuous development of our work marketplace, but it is also integral to how we engage our employees and our approach to creating and fostering an inclusive environment that promotes and encourages diversity, inclusion, belonging, career development, and wellness. As of December 31, 2023, we had approximately 800 employees, and throughout 2023, we engaged approximately 2,500 independent team members through our work marketplace to provide services to us on a variety of internal projects. We believe the positive relationship between us and our team members and our unique, strong culture differentiate us and are key drivers of our business success.
Diversity, Inclusion, and Belonging
We put our people and their experiences first. We view belonging as a feeling, inclusion as a practice, and diversity as an outcome.
We foster belonging through our Upwork Belonging Communities—groups that build empathy and promote inclusive skill-building. We cultivate inclusion by equipping managers with training and tools to effectively build and lead inclusive, innovative teams that amplify team members’ voices. Additionally, we practice multi-dimensional compensation reviews during our semi-annual employee performance evaluation processes. This is led by a cross-functional team of human resource and legal leaders to help ensure we are fair in our rewards and recognition strategy. Diversity, inclusion, and belonging is a journey, not a destination, and, as such, we will continue to explore ways to cultivate an inclusive culture where every team member belongs.
Training and Development
As an organization built on talent and skills development, we understand the value of providing our employees with ongoing professional development and leadership opportunities to advance their careers. Led by our dedicated learning and development team, we offer our team members an array of learning and development opportunities, including a variety of training sessions and workshops.
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
People Analytics
We engage our workforce in meaningful ways and take timely action in response to feedback. Research into workforce experience begins during onboarding and is sustained throughout a team member’s tenure at Upwork. This “lifecycle” approach to workforce research affords Upwork senior leadership and People team members ongoing and near-real-time insight into critical moments of worker experience and productivity. The collection of such data allows leadership, line managers, and our People team to identify successes and opportunities at many levels, including for individual team members, company-wide programs or larger organizational units. Over time, the aggregation and analysis of such data enables us to optimize for those workforce factors that drive crucial people and business outcomes.
Additionally, we have a dedicated people analytics team, which has enabled us to build on insights from our lifecycle listening program, as well as broader data sources and methods, and uncover strategic and operational insights that will further improve the overall experience of our workforce and drive performance of our business.

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
Board of Directors Oversight
Our board of directors recognizes the critical importance of our team and the necessity to ensure a diverse, inclusive, effective, and creative work environment that is centered around a values-based culture. Our board of directors meets regularly with management to discuss issues impacting our team members and ways to support our workforce. Our focus on culture comes from our board of directors and flows throughout our company. In evaluating our Chief Executive Officer and management team, emphasis is put on their contributions to our overall culture.
Sales and Marketing
Our sales and marketing organizations work closely together to increase awareness, generate customer demand, build a strong sales pipeline, and grow account relationships across clients of all sizes, including independent professionals and small businesses to Fortune 100 companies, to accelerate GSV and revenue growth.
Enterprise Sales
Our Enterprise sales team focuses on clients interested in our Enterprise Solutions and Managed Services offerings. Our Enterprise sales team consists of teams that focus on one of two primary areas—Land and Expand. The Land team consists of business development representatives and other quota-carrying account executives who are primarily focused on acquiring new clients who have achieved, or aim to achieve, enterprise scale. Specifically, our business development representatives are focused on generating qualified opportunities within our target account profile, which include both inbound and self-service customer upgrades. These opportunities are delivered to account executives and solutions architects focused on selling our Enterprise offering. Additionally, on the Expand team, our quota-carrying account management and success team members help new and existing clients scale usage of our work marketplace throughout their organizations. We achieve this by strategically developing and growing relationships within client organizations at all levels, from users to buyers to executives; as well as executing persona-based workshops, webinars, and account-based marketing campaigns that drive additional client spend through our work marketplace. We believe this land-and-expand strategy helps clients ramp their usage of our work marketplace and drives more value, awareness, and adoption over time.
Marketing
We have a holistic and integrated marketing strategy with the goal of attracting clients to our work marketplace and helping them select the right product offering based on their business needs. This starts with building awareness of our brand and the key benefits of hiring independent talent over using traditional staffing models, including talent quality, speed to hire, flexibility, and cost-effectiveness, all built upon trusted relationships and providing talent and clients more control over their careers and businesses. The Upwork Research Institute leverages proprietary platform data and third party research to publish insights and trends that are leveraged for marketing activities across the funnel, including speaking engagements, social activations, and widespread press coverage. Our overall earned and owned media program shapes influential conversations around the future of work and the immediate strategic opportunities provided by flexible talent solutions, and further drives brand awareness. Building upon our brand positioning, we address key client needs in all our marketing efforts and help point our clients to the right Upwork product based on those needs. While a majority of our new client registrations come through direct and non-paid channels, we also increase our new client pipeline with a variety of digital, direct mail, and event marketing programs. We deploy email and lifecycle marketing initiatives to retain, cross-sell, and upsell existing clients. We also engage in a range of advertising, such as TV, digital, and streaming audio advertising campaigns.
We have increased our focus on large enterprise organizations through account-based marketing programs that target clients to drive account growth. Once enterprise prospects are identified, our Enterprise sales team works to broaden adoption of our work marketplace into wider-scale deployments. This starts by creating a deeper understanding of our audience to drive clarity and focus across marketing, sales, and product development efforts. We build and deliver buyer and journey-based messaging frameworks to position Upwork’s value in alignment with our buyers’ top challenges and priorities. Our focus is on fostering meaningful engagements with high-propensity Enterprise prospect accounts to create and accelerate pipeline by leveraging a series of initiatives such as webinars, trade shows, roadshows, executive networking events, private equity channel support, and more. We also have an increased emphasis on targeted and personalized sales content. By honing in on individual touchpoints, we aim to enhance engagement and foster stronger connections with our customers and prospects, ultimately helping drive a more impactful and tailored customer experience.
Our Technology
We invest substantial resources in research and development to enhance our platform, develop new products and features, and improve our infrastructure. We utilize a flexible systems architecture to allow us to scale easily as our platform usage increases and to provide a consistent and robust customer experience. We host our platform on Amazon Web Services, which we refer to as AWS. The core focus of our technology is on:
Reliability
Our infrastructure is designed to provide high reliability and robust platform performance. There are four components to our reliability strategy:
1.Modern Distributed Infrastructure. We have engineered and implemented a modern, distributed core infrastructure design that provides for failures to occur at the individual system level without disrupting service or impacting the customer experience.
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
Security
Our platform is designed to help ensure the security of our data and systems, protect our customers’ personal information, and to meet the rigorous privacy and security requirements of our enterprise clients. To that end, we have obtained the following security and privacy certifications: ISO 27001 and 27018, SOC 2 Type II certification, SOC 3 certification, PCI-DSS certification, and U.S.-EU and U.S.-Swiss Privacy Shield certifications. We are also TrustArc certified.
Our information security controls operate at multiple levels and are designed to detect, prevent, and mitigate cybersecurity threats that could impact the privacy and security of our data and our customers’ data. To operate at scale, we have automated several risk mitigation strategies. We have implemented comprehensive trust and safety processes to help prevent and detect suspicious behavior on our platform. Over the years of developing our work marketplace, we have developed and refined specific pattern-matching algorithms to detect unusual behavior on our work marketplace.
Another component of our security strategy is to leverage third parties who provide value-added user verification services. Augmenting user identity verification through these third-party services improves our ability to ensure customers are accurately represented and minimize suspicious activity on our platform.
All access to our platform is encrypted using industry-standard transport layer security technology. When customers enter sensitive information, such as tax identification numbers, we encrypt the transmission of that information using secure socket layer technology. We also use HTTP strict transport security to add an additional layer of protection for our customers. For servers that store personally identifiable information, the data is encrypted. In order to make secure payments through our platform, we are Payment Card Industry Data Security Standard certified, which means we have demonstrated compliance with the Payment Card Industry security standards required for businesses that complete credit card or debit card transactions.

Our customers may elect to further secure their account credentials through two-factor authentication that requires them to authenticate on a second device.
Machine Learning Predictive Capabilities
We leverage real-time and historical data to create an adaptive experience for our customers. Our platform contains a large repository of closed-loop data for the entire lifecycle of work, starting from when clients post projects to when talent and clients match, how they communicate via on-platform messaging and collaboration tools, how and when payment is transferred, and feedback on their engagements.
Our platform leverages machine learning models, and we continue to invest in the latest advances in artificial intelligence to train these models on our large, proprietary behavioral data and better predict future behaviors that drive successful outcomes for customers.
Traditional query-based search capabilities are enriched by proprietary machine learning models that power real-time algorithms optimized to facilitate discovery and the “best match” between a client’s project requirements and talent’s unique skill set. We leverage machine learning to balance supply and demand within the platform as well. Talent receives data on market rates based on similar jobs when submitting proposals. When clients post jobs, similar rate resources also appear within the system. Upon registration, our machine learning models assess the potential of talent to be successful on our work marketplace.
Scalability
Our cloud-based platform has been designed to be elastic, scaling automatically with increased usage, supporting sudden traffic spikes by dynamically bringing additional capacity online as required, then scaling back to ensure consistent and predictable cost management.
Our Impact
Our mission is to create economic opportunities so people have better lives. Everything we do to build a better way to work—from our offerings and services to the policies and programs that guide our operations—is driven by this mission and our commitment to be a force for good.
Empowered by our work marketplace, millions of people from diverse backgrounds and locations around the globe can now access economic opportunities previously unavailable to them. We enable workers to access opportunities beyond their local labor market, choose when to work and what projects to pursue, and set their own rates. Upwork provides a new way for talent to market their skills and expertise and we enable inclusive hiring practices through continuous accessibility improvements, analysis of potential underlying bias in our technology, and features like our diversity-certified talent badges.
We are also powering a more efficient and sustainable way to work. We believe that by facilitating remote work engagements and providing our customers with the tools they need to collaborate from afar, we are helping them avoid work-related commutes and business travel. By committing to carbon-neutral operations and to purchasing carbon-free electricity to match 100% of our office and remote work electricity consumption, we are demonstrating how companies across the globe can take action on climate change. We are also pursuing strategies to reduce our Scope 3 emissions from employee commuting, business travel, and purchased goods and services on a relative basis as we grow.
Our drive to create a more equitable and sustainable future of work has helped us identify new ways to serve our stakeholders—including our clients and the independent talent on our work marketplace, our own team members, our investors, and our community partners—and contribute to long-term value creation. We continuously assess our social and environmental impact, and we are committed to addressing both short- and long-term risks and opportunities across our value chain. We address these risks and opportunities across six focus areas: economic opportunity; business integrity; diversity, inclusion, and belonging; workforce innovation and well-being; environmental sustainability; and supplier engagement.
Competition
The market segment for independent talent and the clients that engage them is highly competitive, rapidly evolving, fragmented, and subject to changing technology, shifting needs, and frequent introductions of new competitors as well as new offerings and services. The market continues to draw increased third-party investment and new competitor entrants, driven by the trend towards remote work and changing labor market dynamics. We compete with a number of online and offline platforms and services domestically and internationally, as well as traditional staffing firms, to attract and retain customers and expand our share of customer spend.

We believe the principal competitive factors in our market segment include:
•platform features and functionality, including efficient and accelerated time to hire;
•verified talent work history and client payment history;
•size and engagement of customer base, including the ability to attract and retain clients with a need for talent services;
•breadth of skill categories offered by a platform’s rated quality talent;
•availability of high-quality projects from clients of all sizes, including Fortune 100 companies;
•uniqueness, size, and scope of data assets;
•ease of use;
•brand awareness and reputation;
•trust and safety;
•level of customer satisfaction;
•relationships with third-party partners;
•strength of sales and marketing efforts;
•ability to innovate and develop new or improved offerings and services; and
•greater flexibility with cost structure and reduced operating costs.
We believe that we compete favorably with respect to these factors and are committed to making continued investments in our business to ensure our long-term success.
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
As of December 31, 2023, we held 20 issued U.S. patents. As of December 31, 2023, we held six registered trademarks in the United States, including Upwork, Elance, oDesk, and “Talent Cloud” and also held 139 registered trademarks in foreign jurisdictions. We continually review our development efforts to assess the existence and patentability of new intellectual property.
Government Regulation
We have a robust regulatory compliance program built to comply with the various applicable U.S. federal and state and foreign laws and regulations that are applicable to internet companies and businesses that operate online marketplaces connecting businesses with independent talent. Our compliance program gives us the ability to pursue products and features that are or may be governed by complex laws and regulatory regimes. These laws and regulations may involve areas such as worker classification, employment, data protection, online payment services, content regulation, intellectual property, data sharing and privacy, taxation, consumer protection, background checks, payment services, money transmitter regulations, anti-corruption, anti-money laundering and sanctions laws, or other subjects. Moreover, we provide escrow services to our customers and are therefore licensed as an internet escrow agent by the California Department of Financial Protection and Innovation, which we refer to as the DFPI. Many of the laws and regulations that are or may be applicable to our business are still evolving and being tested in courts and could be interpreted in ways that could adversely impact our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the industry in which we operate. We continue to monitor existing and pending laws and regulations and while the impact of regulatory changes cannot be predicted with certainty, we do not expect compliance to have a material adverse effect.

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
Upwork, the Upwork logo, Upwork Enterprise, Elance, oDesk, “Talent Cloud,” “Up We Go,” and other registered or common law trade names, trademarks, or service marks of Upwork appearing in this Annual Report are the property of Upwork. This Annual Report contains additional trade names, trademarks, and service marks of ours and of other companies. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with these other companies, or endorsement or sponsorship of us by these other companies. Other trademarks appearing in this Annual Report are the property of their respective holders. Solely for convenience, our trademarks and trade names referred to in this Annual Report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor, to these trademarks and trade names.
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
We use our investor relations website (investors.upwork.com), our X handle (twitter.com/Upwork), Hayden Brown’s X handle (twitter.com/hydnbrwn) and LinkedIn profile (linkedin.com/in/haydenlbrown), and Erica Gessert’s LinkedIn profile (linkedin.com/in/erica-gessert) as a means of disseminating or providing notification of, among other things, news or announcements regarding our business or financial performance, investor events, press releases, and earnings releases and as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The content of our websites and information that we may post on or provide to online and social media channels, including those mentioned above, and information that can be accessed through our websites or these online and social media channels are not incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any references to our websites or these online and social media channels are intended to be inactive textual references only.

PART I
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
Summary of Risk Factors
Some of the more material risks that we face include:
•Our growth depends on our ability to attract and retain a community of talent and clients, and the failure to maintain or grow our community of customers and their activity on our platform in a cost-effective manner or at all could adversely impact our business.
•We have experienced growth in recent periods and expect to invest in our growth in the future. If we are unable to maintain similar levels of growth or manage our growth effectively, our business, operating results, and financial condition could be adversely affected.
•We continue to evolve our business strategy, offerings and pricing model, and changes that we make can adversely affect our business and make it difficult to evaluate our future prospects.
•We face payment and fraud risks that could adversely impact our business.
•If we are unable to maintain our banking and payment partner relationships on favorable terms, or at all, our business could be adversely affected.
•Our revenue growth and ability to achieve and sustain profitability will depend in part on being able to increase the productivity, effectiveness, and efficiency of our sales force.
•Our revenue growth depends in part on the success of our strategic relationships with third parties and their continued performance.
•Customers circumvent our work marketplace, which adversely impacts our business.
•Clients sometimes fail to pay their invoices, necessitating action by us to compel payment.
•We are subject to disputes with or between customers of our work marketplace.
•We face risks related to our international community of customers, which could increase as we seek to expand our international footprint.
•Our inability to generate revenue from our Marketplace offerings, which represents a substantial majority of our total revenue, would adversely affect our business, operating results, and financial condition.
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
•We face intense competition and could lose market share to our competitors, which could adversely affect our business, operating results, and financial condition.
•If we or our third-party partners experience a security breach, other hacking or phishing attack, ransomware or other malware attack, or other privacy or security incident, our work marketplace may be perceived as not being secure, our reputation may be harmed, demand for our work marketplace may be reduced, our operations may be disrupted, we may incur significant legal costs, fines, or liabilities, and our business could be adversely affected.

•If we fail to develop, maintain, and enhance our brand and reputation cost-effectively, our business and financial condition may be adversely affected.
•If internet search engines’ methodologies or other channels that we utilize to direct traffic to our website are modified to our disadvantage, or our search result page rankings decline for other reasons, our customer growth could decline.
•Business or system errors, defects, or disruptions could diminish demand, adversely impact our business, operating results, and financial condition, and subject us to liability.
•Our business is subject to extensive government regulation and oversight. Any failure to comply with the extensive, complex, overlapping, and frequently changing laws and regulations, both in the United States and internationally, could adversely impact our business, operating results, and financial condition.
•We have a history of net losses, may increase our operating expenses in the future, and may not be able sustain profitability.
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
•Our indebtedness could limit the cash flow available for our operations and expose us to risks that could adversely affect our business, operating results, and financial condition.
•Adverse or changing economic conditions may negatively impact our business.
Risks Related to our Business Operations, Execution, and Growth
Our growth depends on our ability to attract and retain a community of talent and clients, and the failure to maintain or grow our community of customers and their activity on our platform in a cost-effective manner or at all could adversely impact our business.
The size of our community of customers, both talent and clients, is critical to our success. Our ability to achieve significant future revenue growth depends, in large part, upon our ability to attract new customers and retain existing customers, including large enterprise and other clients with larger, longer-term independent talent needs, as well as talent that meet the criteria sought by such clients.
Talent have many different ways of marketing their services, securing clients, and obtaining payments from clients, and the competition from offline and online models is significant. Likewise, there may be impediments to talent who would like to use our work marketplace, including geopolitical events such as Russia’s invasion of Ukraine in February 2022, which resulted in immediate reductions in activity from customers in the region.
Clients have similarly diverse options to find and engage service providers, including other online or offline platforms, staffing firms and agencies, by engaging service providers directly, or by hiring temporary, full-time, or part-time employees directly or through an agency. Clients may decrease their use of, or cease using, our work marketplace and our revenue may be adversely impacted for many reasons, including: if we fail to attract new talent and retain existing talent; if the quality or types of services provided by talent on our work marketplace are not satisfactory to clients; or if generative artificial intelligence tools provide a suitable replacement for traditional talent tasks. Further, expenditures by clients may be cyclical and may reflect overall macroeconomic conditions or budgeting patterns. Additionally, one client accounted for more than 10% of our trade and client receivables for each of the years ended December 31, 2022 and 2021. The loss of a key client could have an adverse effect on our business.
Customers may stop using our work marketplace and related services if the quality of the customer experience on our work marketplace, including our support capabilities or our ability to provide a secure, reliable, and trustworthy work marketplace, does not meet their expectations or keep pace with the quality of the customer experience offered by competitive products and services. Customers may also choose, and in the past have chosen, to cease using our work marketplace if they perceive that our pricing model, including associated fees, is not in line with the value they derive from our work marketplace, or for other reasons, including cost-cutting measures.
Our efforts to attract and retain customers may not be successful or cost effective, and if customers, particularly significant clients, stop using, or reduce their use of, our work marketplace and related services for any reason, our business, operating results, and financial condition would be adversely affected.
We have experienced growth in recent periods and expect to invest in our growth in the future. If we are unable to maintain similar levels of growth or manage our growth effectively, our business, operating results, and financial condition could be adversely affected.
We have experienced growth in a relatively short period of time. However, there can be no assurance that we will be able to sustain our historical growth rates or that any future investments in growth will be successful or cost-effective. Moreover, sustaining the same levels of growth in future periods will become more difficult if macroeconomic uncertainty, rising interest rates and inflation persist. To manage our growth, we must improve our operational, financial, and management information systems and expand, motivate, and effectively manage and train our workforce. If we are unable to manage our growth successfully without compromising the quality of our offerings or customer experience, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, operating results, financial condition, and ability to successfully market our work marketplace and serve our customers could be adversely affected.
Moreover, our historical growth should not be considered indicative of our future performance. We have encountered, and will encounter in the future, risks, challenges, and uncertainties, including those described in this “Risk Factors” section. If our assumptions regarding these risks, challenges, and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our financial condition and operating results could differ materially from our expectations and those of investors and securities analysts, our growth rates may slow, and our business would be adversely impacted.
We continue to evolve our business strategy, offerings and pricing model, and changes that we make can adversely affect our business and make it difficult to evaluate our future prospects.
We have over time evolved, and will continue to evolve, our sales, marketing, and brand positioning efforts, as well as our business strategy and pricing model. We continuously evaluate and revise our current offerings and pricing model and create and test additional offerings, pricing models, features, and services to serve our current and prospective customer base.
Changes in our offerings and pricing model and the continued evolution of our business strategy and brand positioning subject us to a number of uncertainties, including our ability to plan for and project future growth and performance. In addition, we have in the past seen, and may in the future see, unexpected or unintended negative effects as a result of changes to our pricing model, offerings, and sales and marketing efforts, including increased customer dissatisfaction, harm to our reputation, increased circumvention rates, reductions in the rate or size of projects that get posted or completed, or a failure to attract and retain customers. These adverse effects may negatively affect our business, operating results, and financial condition. In recent periods, we have implemented a number of changes to our pricing model that were designed to improve the health of our work marketplace. However, there can be no assurances as to the long-term impact these changes will have on our business, operating results, and financial condition.
In addition, creating new offerings is expensive and time consuming, diverts the attention of our management, and may not be successful or cost-effective to maintain. Moreover, if an offering does not achieve sufficient market acceptance or is otherwise unsuccessful, we may expend additional resources and divert the attention of management to implement modifications, which may not be successful. For example, in 2019, we launched our Upwork Business offering, focused on mid-market businesses. In the fourth quarter of 2020, we decided that it was no longer cost-effective for our sales team to sell our Upwork Business offering, which resulted in an elimination of that offering and a reduction in force of approximately one-third of our sales employees at that time.
We face payment and fraud risks that could adversely impact our business.
Our controls relating to customer identity verification, customer authentication, and fraud detection are complex. If such controls are not effective, our work marketplace may be perceived as not being secure, our reputation may be harmed, we may face regulatory action or action by our payment partners, payment networks, or other third parties, and our business may be adversely impacted. In addition, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, such as: unauthorized or fraudulent use or misrepresentation of another’s identity, location, skills, payment information, or other information and the improper acquisition or use of banking or payment information.
Bad actors also may use our work marketplace to engage in unlawful or fraudulent conduct, such as money laundering, moving funds to regions or persons restricted by sanctions or export controls, terrorist financing, fraudulent sale of services, bribery, breaches of security, unauthorized acquisition of data, extortion or use of ransomware, distribution or creation of malware or viruses, piracy or misuse of software and other copyrighted or trademarked content, and other misconduct. For example, we experienced a significant increase in provision for transaction losses in the year ended December 31, 2022 due to increased instances of fraud, higher chargeback losses, and bad debt losses related to clients of our Enterprise Solutions offering. This conduct on our website could result in any of the following, each of which could harm our reputation and adversely impact our business:
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
•the DFPI, or other regulators may require us to hold larger cash reserves or take other action with respect to our internet escrow license or other licenses or licensing regimes;
•customers may seek to hold us responsible for losses, may lose confidence in and decrease use of our work marketplace, or publicize their negative experiences;
•law enforcement or administrative agencies could seek to hold us responsible for the conduct of or content posted by customers and impose fines and penalties, bring criminal action, or require us to change our business practices, and private actions or public enforcement may increase depending on interpretations of and possible changes to intermediary liability provisions such as Section 230 of the Communications Decency Act of 1996;
•we may be subject to additional risk and liability exposure, including for negligence, fraud, or other claims, if employees or third-party service providers, including talent that provide services to us, misappropriate our banking, payment, or other information or customer information for their own gain or to facilitate the fraudulent use of such information; and
•if talent misstate their qualifications or location, provide misinformation about their skills, identity, or otherwise, perform services they are not qualified or authorized to provide, produce insufficient or defective work product or work product with a harmful effect, clients or other third parties may seek to hold us responsible and may lose confidence in and decrease or cease use of our work marketplace, or seek recourse against us.
We have received in the past, and are likely to continue to receive in the future, complaints, notices, and inquiries from clients, talent, and other third parties, including law enforcement, administrative agencies, payment partners, payment networks, and the press, concerning misuse of our work marketplace and wrongful conduct of customers. We have also brought claims against clients and other third parties for their misuse of our work marketplace, and may bring similar claims in the future. Even if these claims do not result in litigation or are resolved in our favor, these claims could divert the attention and resources of our management, negatively impact our reputation, and adversely affect our business and operating results. Further, while we take steps to implement and improve our trust and safety program through the use of algorithms and machine learning techniques, any unauthorized or inadvertent disclosure of these tools might make our efforts to prevent fraud or the improper use of our platform temporarily less effective, and any new laws restricting our use of these techniques, or that force us to make the inner workings of these tools transparent to the public, may increase the risk of harm to our customers.
If we are unable to maintain our banking and payment partner relationships on favorable terms, or at all, our business could be adversely affected.
Our payment partners consist of payment processors and disbursement partners. We rely on banks and payment partners to provide us with corporate banking services, escrow trust accounts or other regulated accounts, and clearing, processing, and settlement functions for the funding of all transactions on our work marketplace and disbursement of funds to customers, and we may not always have a sufficient surplus of vendors in the event one or more relationships is terminated for any reason.

Our banking and payment partners are critical to our business. If we are unable to maintain our agreements with current partners on favorable terms, or at all, or we are unable to enter into new agreements with new partners on favorable terms, or at all, our ability to collect payments and disburse funds and our business, operating results, and financial condition may be adversely affected. This could occur for a number of reasons, including the following:
•our partners may be unable or unwilling or may fail to perform the services we require of them, such as processing payments to talent in a timely manner and in compliance with applicable legal requirements, including sanctions regimes;
•a failure by us to comply with our partners’ compliance standards, which could result in increased rates that they charge us or our customers or a reduction in services or benefits that they provide us with, or termination of our agreement with them altogether, and any remediation efforts undertaken by us to return to compliance may be costly, time consuming, and divert the attention of management;
•our partners may be subject to investigation, regulatory enforcement, or other proceedings that result in their inability or unwillingness to provide services to us or our unwillingness to continue to partner with them;
•our partners may be unable to effectively accommodate changing service needs, and we may have difficulty finding suitable partners to accommodate such needs; and
•our partners could experience instability, delays, limitations, or closures of their businesses, networks, partners, or systems, causing them to be unable to process payments or disburse funds for certain periods of time.
In addition, we may be forced to cease doing business with certain partners if card network operating rules, certification requirements and laws, regulations, or rules governing electronic funds transfers, change or are interpreted to make it difficult or impossible for us to comply.
Our revenue growth and ability to achieve and sustain profitability will depend in part on being able to increase the productivity, effectiveness, and efficiency of our sales force.
In order to increase our revenue from our premium offerings and achieve and sustain profitability, we must improve the effectiveness and efficiency of our sales force and generate additional revenue from new and existing customers. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, effectively deploying, and retaining sufficient numbers of qualified sales and sales support personnel to support our growth, which can be particularly challenging in times of significant competition for qualified personnel. Furthermore, hiring and effectively deploying sales personnel is complex, costly and requires significant training. In addition, new sales personnel do not always achieve productivity milestones within the timelines that we have projected, or at all, negatively impacting our ability to achieve our long-term financial projections associated with such personnel.
In addition, our sales efforts are primarily targeted at large enterprise and other clients and prospects with larger, longer-term independent talent needs. As a result of our focus on these larger clients, we face greater costs, longer sales cycles, and less predictability in completing some of our sales and in increasing spend by existing clients. For larger clients, use of our work marketplace often requires approvals by multiple departments and executive-level personnel and greater levels of services and client education regarding the uses, benefits and functionality of our work marketplace. Larger enterprises typically have longer implementation cycles and demand more customization, greater indemnification and risk shifting, higher levels of support, a broader range of services, and greater payment flexibility. We may expend significant time and resources, including sales and administrative support and professional services resources, on potential large enterprise clients who may ultimately choose not to use our services.
A significant portion of the fees we typically receive from clients is contingent on the level of spend by the client, and thus our revenue from any particular relationship may be minimal. If our sales personnel are not successful in obtaining new business or increasing sales, our business and results of operations will be adversely affected. Additionally, in the fourth quarter of 2021, we began increasing our investment in sales by expanding our sales team, which continued throughout 2022. However, in light of macroeconomic conditions as well as our efforts to reduce spend and streamline operations, we implemented a reduction of our workforce in May 2023, largely in our sales team. There can be no assurance that these or other actions we may take will increase the productivity or efficiency of our sales force.

Our revenue growth depends in part on the success of our strategic relationships with third parties and their continued performance.
To grow our business, we need to continue to establish and maintain relationships with third parties, such as staffing providers, software and technology vendors, and payment processing and disbursement providers. For example, we work with third-party staffing providers, upon which we are dependent to support our employment offering, Upwork Payroll. We have also recently established several partnerships that have allowed us to integrate generative artificial intelligence tools into our work marketplace aimed at improving customer experience and productivity. As our agreements with third-party partners terminate or expire, we may be unable to renew or replace these agreements on favorable terms, or at all. Moreover, we cannot guarantee that the parties with which we have strategic relationships will continue to offer the services for which we rely on them at economically reasonable terms or at all or devote the resources necessary to expand our reach, increase our distribution, or support an increased number of customers. Some of our strategic partners offer, or could offer, competing products and services or also work with our competitors. As a result, many of our third-party partners may choose to develop or support alternative products and services in addition to, or in lieu of, our work marketplace. If we are unsuccessful in establishing or maintaining our relationships with third parties on favorable terms, these relationships are not successful in improving our business, or one or more of our third-party staffing partners materially changes its business, our business, operating results, and financial condition may be adversely impacted.
Customers circumvent our work marketplace, which adversely impacts our business.
Our business depends on customers transacting through our work marketplace. Despite our efforts to prevent them from doing so, customers circumvent our work marketplace and engage with or take payment through other means to avoid our fees, and it is difficult or impossible to measure the losses associated with circumvention. Enhancements and changes we make to our pricing model, fees, offerings, services, and features may unintentionally cause, and may have unintentionally caused in the past, customers to circumvent our work marketplace. In addition, circumvention by customers of our work marketplace is likely to increase during a macroeconomic downturn, as customers may be more cost-sensitive. The loss of revenue associated with circumvention of our work marketplace has an adverse impact on our business, operating results, and financial condition. Moreover, certain changes we make to decrease circumvention by customers have in the past and could again inadvertently result in customer dissatisfaction, increased customer circumvention, and a decline in customer activity. Our efforts to reduce circumvention may be costly or disruptive to implement, fail to have the intended effect or have an adverse effect on our brand or customer experience, reduce the attractiveness of our work marketplace, or otherwise harm our business, operating results, and financial condition.
Clients sometimes fail to pay their invoices, necessitating action by us to compel payment.
In connection with our Enterprise Solutions offering, and for certain legacy clients, we advance payments to talent for invoiced services on behalf of the client and subsequently invoice the client for such services. In order to maintain these relationships, we have in the past been, and may in the future be, forced to agree to terms that are unfavorable to us, including extended payments terms. In addition, in certain instances, we will advance payment on a talent invoice if the client issues a chargeback or their payment method is declined. In this circumstance, the talent assigns us the right to recover any funds from the client. From time to time, clients fail to pay for services rendered by talent, and as a result, we may incur costs to enforce the applicable agreement or our terms of service, including through arbitration or litigation, and we may not be successful in collecting amounts owed. Furthermore, some clients may seek bankruptcy protection or other similar relief and fail to pay amounts due, or pay those amounts more slowly. Our risk of financial exposure increases if we do not adequately screen clients, do not conduct sufficient credit checks, or otherwise do not adequately monitor clients’ spend on our work marketplace. All of these risks are made more likely during a macroeconomic downturn and could result in increased costs to us. Our failure to manage these risks could adversely affect our business, operating results, and financial condition.
We are subject to disputes with or between customers of our work marketplace.
Our business model involves enabling connections between talent and clients that contract directly through our work marketplace. Talent and clients are free to negotiate any contract terms they choose, but we also provide optional service contract terms that they can elect to use. Disputes sometimes arise between talent and clients, including with respect to service standards, payment, confidentiality, work product, and intellectual property ownership and infringement. If either party believes the contract terms were not met, our standard terms and some individually negotiated services agreements provide a mechanism for the parties to request assistance from us, and, for some contracts, if that is unsuccessful, a provision referring the dispute to a third-party arbitrator. Whether or not talent and clients seek assistance from us, if these disputes are not resolved amicably, the parties might escalate to formal proceedings. Given our role in facilitating and supporting these arrangements, claims are sometimes brought against us directly and talent or clients bring us into claims filed against each other, particularly when the other customer is insolvent or facing financial difficulties. Through our terms of service and services agreements for premium offerings, we disclaim responsibility and liability for any disputes between customers (except with respect to specified dispute assistance programs and services); however, we cannot guarantee that these terms will be effective in preventing or limiting our involvement in customer disputes or that these terms will be enforceable or otherwise effectively prevent us from incurring liability. Disputes with or between customers may become more frequent based on conditions outside our control, such as a macroeconomic downturn or actions of bad actors seeking to take advantage of other customers. Such disputes, or any increase in the number of disputes, may adversely affect our business, operating results, and financial condition.
We face risks related to our international community of customers, which could increase as we seek to expand our international footprint.
Although we currently have a limited physical presence outside of the United States, we have customers of our work marketplace located in over 180 countries, including some markets where we have limited experience. In these markets, challenges can be significantly different from those we have faced in existing markets and where business practices may create greater internal control risks. Further, certain skills and services are offered by talent concentrated in countries with higher risks of instability and geopolitical uncertainty. For example, in response to the ongoing war in Ukraine, we decided in March 2022 to suspend business operations in Russia and Belarus, and have prohibited customers in those countries from using our work marketplace for the duration of the suspension. In addition, we engage talent located in many countries to provide services for our Managed Services offering and to us for internal projects, which has also been suspended in Russia and Belarus. In addition, this international customer base subjects our business to risks relating to laws and regulations in jurisdictions outside the United States, as discussed elsewhere in these “Risk Factors.”
Additional risks inherent in conducting business with an international customer base, engaging talent globally, localizing our work marketplace, and expanding our operations internationally include, but are not limited to:
•varying and overlapping laws and regulations and approaches to enforcement, including with respect to worker classification and data protection and privacy;
•difficulties in, and costs of, establishing local brand recognition and staffing, managing, and operating international operations or support functions;
•compliance with U.S. and foreign laws designed to combat money laundering and the financing of terrorist activities;
•the imposition of taxes on transactions between us and our customers or among our customers, or the imposition of liability on us for the failure to collect and remit taxes owed by our customers;
•tariffs, export and import restrictions, restrictions on foreign investments, sanctions, changes to existing trade arrangements between various countries, and other trade barriers or protection measures, including those affecting certain countries with higher risks of instability and geopolitical uncertainty;
•geopolitical instability and security risks, such as armed conflict and civil or military unrest, political instability, human rights concerns, terrorist activity, ransomware, and cyberterrorism in countries where we have customers and retaliatory actions that governments may take in response;
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
•regional or global public health events;
•and organizing or similar activity by workers, local unions, works councils, or other labor organizations in the United States or elsewhere.

The risks described above may also make it costly or difficult for us to expand our operations internationally. If we are unable to comply with applicable laws and regulations or manage the complexity of global operations and support an international customer base successfully and in a cost-effective manner, our business, operating results, and financial condition could be adversely affected.
Our business depends largely on our ability to attract and retain talented employees, including senior management and key personnel. If we lose the services of Hayden Brown, our President and Chief Executive Officer, or other members of our senior management team or key personnel, we may not be able to execute on our business strategy.
Our future success depends in large part on the continued services of senior management and other key personnel and our ability to attract, retain, and motivate them. In particular, we are dependent on the services of Hayden Brown, our President and Chief Executive Officer, and our future vision, strategic direction, work marketplace, and technology could be compromised if she were to take another position, become ill or incapacitated, or otherwise become unable to serve as our President and Chief Executive Officer. We rely on our leadership team and other key personnel across our business. Our senior management and other key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason, and without notice, and we do not maintain any “key-person” life insurance policies. If we lose the services of senior management or other key personnel, if our succession plans prove inadequate, or if we are unable to retain, attract, train, and integrate the highly skilled personnel we need, our business, operating results, and financial condition could be adversely affected.
There have been, and may continue to be, changes in our management team resulting from the hiring or departure of executives, and we have made, and may continue to make, other changes that have been and will be disruptive to our personnel, such as changes to the composition of our leadership team and other key personnel and reorganizations of reporting lines of our workforce. These changes have resulted, and future personnel changes may result, in increased attrition or reduced productivity of our personnel, including due to changes in reporting relationships. Any such changes may also result in a loss of institutional knowledge, cause disruptions to our business, impede our ability to achieve our objectives, or distract or result in diminished morale in, or the loss of, workers.
We face intense competition for qualified personnel from numerous software and other technology companies, particularly with respect to qualified software engineers. We may not be able to retain our current key personnel or attract, train, integrate, or retain other highly skilled personnel in the future, and our personnel may not be productive. We may incur significant costs to attract and retain highly skilled personnel, we may lose employees to our competitors or other technology companies, and our succession plans may be insufficient to ensure business continuity. To the extent we move into new geographies, including internationally, we would need to attract and recruit skilled personnel in those areas.
Volatility, depreciation, or lack of appreciation in our stock price, whether due to broader stock market fluctuations or due to conditions and negative investor sentiment affecting us specifically, may also affect our ability to attract new skilled personnel and retain our key personnel.
We may be unable to integrate acquired businesses and technologies successfully or to achieve the expected benefits of such acquisitions. We may acquire or invest in additional companies, which may divert our management’s attention, result in additional dilution to our stockholders, and consume resources that are necessary to sustain our business.
Our business strategy may, from time to time, include acquiring complementary products, technologies, businesses, or other assets. We also may enter into relationships with other businesses to expand our work marketplace or our ability to provide our work marketplace in foreign jurisdictions, which could involve preferred or exclusive licenses, additional channels of distribution, or investments in other companies. In addition, these transactions, even if undertaken and announced, may not close, and any acquisition, investment, or business relationship may result in unforeseen or additional operating difficulties, risks, and expenditures. For one or more of those transactions, we may face the following risks, any of which could adversely impact our business, operating results, and financial condition. We may:
•use cash that we may need in the future to operate our business or issue equity that would dilute our stockholders’ ownership interest;
•become subject to different laws and regulations or more stringent scrutiny due to the nature or location of the acquired business, products, technologies, or other assets;

•incur expenses or assume substantial liabilities;
•encounter difficulties retaining key personnel of the acquired company or assimilating acquired operations and employee cultures;
•encounter difficulties integrating diverse technologies and systems;
•divert management’s attention;
•become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges;
•incur debt on terms unfavorable to us or that we are unable to repay; or
•be required to adopt new, or change our existing, accounting policies.
Risks Related to Our Industry, Offerings, and Services
Our inability to generate revenue from our Marketplace offerings, which represents a substantial majority of our total revenue, would adversely affect our business, operating results, and financial condition.
We derive, and expect to continue to derive in the near future, the substantial majority of our revenue from our Marketplace offerings. As such, market acceptance of our Marketplace offerings is critical to our continued success. If we are unable to meet customer demands and expectations, earn and maintain customer trust, expand our offerings or the categories of services offered on our work marketplace, develop features that are appealing to customers, or achieve and maintain more widespread market acceptance of our Marketplace offerings, our business operations, operating results, and financial condition may be adversely affected.
Demand for our Marketplace offerings is also affected by a number of other factors, including the timing and success of new offerings and services by our competitors, changes to our pricing model, our ability to respond to technological change and to effectively innovate and grow, macroeconomic conditions, contraction in our market, client spending patterns, talent activity levels, the size and price of projects on our work marketplace, changes in adoption of remote work, geopolitical conditions and the other risks identified herein. To the extent these or other factors negatively affect demand for our Marketplace offerings, our business, operating results, and financial condition may be adversely affected.
If the market for independent talent and the services they offer develops more slowly than we expect, our growth may slow or stall, and our operating results could be adversely affected.
The market for online independent talent and the services they offer is relatively new, rapidly evolving, and unproven. Our future success will depend in large part on the continued growth and expansion of this market and the willingness of businesses to engage independent talent to provide services and independent talent to engage as service providers. It is difficult to predict the size, growth rate, and expansion of this market, whether any expansion will be long-term or temporary, particularly as the labor market and remote work trends continue to be unpredictable and recent challenging macroeconomic conditions continue. The overall demand for independent talent will continue to be impacted by competition in the marketplace, technological developments (including artificial intelligence), and macroeconomic, geopolitical, legal and regulatory conditions. In particular, a substantial portion of the services sought by clients and offered by talent on our work marketplace is related to information technology. If, for any reason, the market for information technology services declines or a sufficient number of qualified or desirable talent is not available on our work marketplace to meet our clients’ demands, the growth in the number of customers on our work marketplace may slow or decline, and as a result, our business, operating results, and financial condition may be adversely impacted.
Furthermore, many businesses may be unwilling to engage independent talent for a variety of reasons, including perceived negative connotations with outsourcing work, quality of work, fraud, privacy, or data security concerns, or the rapidly evolving regulations that may impact the demand for independent contractor services more generally, including as discussed further in the risk factor titled “Our business is subject to extensive government regulation and oversight. Any failure to comply with the extensive, complex, overlapping, and frequently changing laws and regulations, both in the United States and internationally, could adversely impact our business, operating results, and financial condition.” Likewise, with the increased prevalence of remote work and increased flexibility in employment relationships in recent years, more skilled independent talent may choose traditional employment. If the market for independent talent and the services they offer does not achieve widespread adoption, or there is a reduction in demand for independent talent, our business, operating results, and financial condition could be adversely affected.

If we are not able to develop and release new offerings and services, or develop and release successful enhancements, new features, and modifications to our existing offerings and services, our business could be adversely affected.
The market for our work marketplace is characterized by rapid technological change, frequent product and service introductions and enhancements, changing customer demands, and evolving industry standards. For example, we have recently integrated generative artificial intelligence tools into our work marketplace aimed at improving customer experience and productivity. The introduction of offerings and services embodying new technologies can quickly make existing offerings and services obsolete and unmarketable. We invest substantial resources in researching and developing new offerings and services and enhancing our work marketplace by incorporating additional features, improving functionality, modernizing our technology, and adding other improvements to meet our customers’ evolving demands in our increasingly highly competitive industry. The success of any enhancements or improvements to, or new features of, our work marketplace or any new offerings and services depends on several factors, including overall demand and market acceptance consistent with the intent of such offerings or services, competitive pricing, adequate quality testing, integration with new and existing technologies on our work marketplace and third-party partners’ technologies, and timely completion. We cannot be sure that we will succeed in delivering enhancements or new features or any new offerings and services. Any enhancements or new features to our work marketplace or any new offerings and services may not achieve, and in the past certain features and offerings have not achieved, market acceptance, cost-effectiveness, or the intended effect. In the past, we have experienced, and in the future we may experience, unintended negative effects, including reduced client spend, diminished fill rates for projects on our work marketplace, errors and disruptions on our work marketplace, and customer dissatisfaction from certain modifications to our offerings, services, and features.
Moreover, even if we introduce new offerings and services, we may experience a decline in revenue from our existing offerings and services that is not offset by revenue from the new offerings or services. In addition, we may lose existing customers that choose to use competing products or services. This could result in a temporary or permanent decrease in revenue and adversely affect our business.
We face intense competition and could lose market share to our competitors, which could adversely affect our business, operating results, and financial condition.
The market for independent talent and the clients that engage them is highly competitive, fragmented and rapidly evolving, including due to changing technology, shifting needs, and frequent introductions of new competitors. We compete with a number of online and offline platforms and services domestically and internationally, as well as traditional staffing firms. Our main competitors fall into the following categories:
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
We also compete with companies that utilize emerging technologies and assets, such as blockchain, artificial intelligence, augmented reality, cryptocurrency, and machine learning. These competitors may offer products and services that may, among other things, provide automated alternatives to the services that talent provide on our work marketplace, use machine learning algorithms to connect businesses with service providers more effectively than we do, or otherwise change the way that businesses engage or pay service providers or the way service providers perform work so as to make our work marketplace less attractive to customers. We may face increased competition from these competitors as they mature and expand their capabilities.
Internationally, we compete against online and offline channels and products and services. Local competitors, or competitors that have invested more in international expansion, have greater brand recognition in other countries and a stronger understanding of local or regional culture and commerce. Some competitors also offer their products and services in local languages and currencies that we do not offer. We also compete against locally sourced service providers and traditional, offline means of finding work and procuring services. In addition, our decision to suspend our business operations in Russia and Belarus in March 2022 may increase the risk that new competitors emerge in the region.
Many of our current and potential competitors enjoy substantial competitive advantages, such as: greater name recognition and more prominent brand reputation; pre-existing relationships with desirable clients; more experience with international operations and localization of their offerings; longer operating histories; greater financial, technical, and other resources; more customers; newer technologies and more modern technical infrastructure; greater appeal to certain segments of customers, such as those entering the workforce; and, in some cases, the ability to rapidly combine online platforms with traditional staffing and contingent worker solutions. These companies may use these advantages to offer products and services similar to ours at a lower price, develop competitive products, or respond more quickly and effectively than we do to new or changing opportunities, technologies, standards, regulatory conditions, or customer preferences or requirements. In addition, we compete intensely in more established markets, we also compete in developing technology markets that are characterized by dynamic and rapid technological change, varied business models, and frequent disruption of incumbents by innovative online and offline entrants. The barriers to entry into these markets can be low, and businesses easily and quickly can launch online or mobile platforms and applications at nominal cost by using commercially available software or partnering with various established companies in these markets.
Moreover, current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others, including our current or future third-party partners. These developments could limit our ability to obtain revenue from existing and new customers. For all of these reasons, we may not be able to compete successfully against our current and future competitors, in which case our business, operating results, and financial condition would be adversely impacted.
If we or our third-party partners experience a security breach, other hacking or phishing attack, ransomware or other malware attack, or other privacy or security incident, our work marketplace may be perceived as not being secure, our reputation may be harmed, demand for our work marketplace may be reduced, our operations may be disrupted, we may incur significant legal costs, fines, or liabilities, and our business could be adversely affected.
Our business involves the storage, processing, and transmission of customers’ proprietary, confidential, and personal information as well as the use of third-party partners and vendors who store, process, and transmit customers’ proprietary, confidential, and personal information. We also use third-party partners and vendors who process certain proprietary and confidential information relating to our business and personal information of our personnel. Our systems, and the systems of our vendors and third-party partners, may be vulnerable to privacy or security incidents, such as computer viruses and other malicious software, physical or electronic break-ins, or vulnerabilities resulting from intentional or unintentional service provider actions, and similar disruptions that could make all or portions of our website or applications unavailable for periods of time. Any privacy or security incident could result in: unauthorized access to, misuse of, or unauthorized acquisition of our, our personnel’s, or our customers’ data; the loss, corruption, or alteration of data; interruptions in our operations; or damage to our computers or systems or those of our customers. Any of these could expose us to claims, litigation, fines, enforcement actions, other potential liability, and reputational harm. Additionally, ransomware or other malware, viruses, social engineering (including business email compromise and related wire-transfer fraud), impersonation of our company and executives on social media, and general hacking in our industry have become more prevalent and more complex. Bad actors often try to take advantage of us, our customers, and our vendors and third-party partners by using social engineering and other methods to persuade their victims to make fraudulent payments, or to download viruses, ransomware, or other malware into computer systems and networks. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target, we and our vendors and third-party partners may be unable to anticipate incidents or to implement adequate preventative measures. Data security breaches and other privacy and security incidents may also result from non-technical means, such as actions taken by employees or contractors, including talent that we engage on our work marketplace to perform services for us. We have also integrated, and expect to continue to integrate, generative artificial intelligence tools into our platform and products, or our vendors may in turn incorporate generative artificial intelligence tools into their own offerings. We and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to data privacy and protection. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident, public perception of the effectiveness of our security measures and brand could be harmed, and we could lose customers and business. In addition, significant unavailability of our work marketplace due to security breaches or other privacy and security incidents could cause customers to decrease their use of or cease using our work marketplace. Any of these effects could adversely impact our business.
We may also need to expend significant resources to protect against, and to address issues created by, security breaches and other privacy and security incidents. These liabilities may exceed the amounts covered by our cyber liability insurance; further, we cannot be certain that our insurance coverage will extend to or be adequate for liabilities actually incurred, or that insurance will continue to be available to us on economically reasonable terms, at coverage limits we deem prudent, or at all.
Depending on the nature of the information compromised, in the event of a security breach or other privacy or security incident, we may also have obligations to notify affected individuals and entities and regulators about the incident, and we may need to provide some form of remedy, such as a subscription to credit monitoring services, pay significant fines to one or more regulators, reimburse, defend or indemnify third parties, or pay compensation in connection with a class-action settlement (including under the private right of action under the California Consumer Privacy Act of 2018, which we refer to as the CCPA). Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises our, our customers’, our employees’, our contractors’, or other confidential, proprietary, or personal information.
If we fail to develop, maintain, and enhance our brand and reputation cost-effectively, our business and financial condition may be adversely affected.
We believe that the awareness and integrity of our brand and reputation are important to achieving widespread acceptance and use of our work marketplace and attracting and retaining customers. Successful and efficient promotion and positioning of our brand and business depend on, among other things, the effectiveness of our marketing efforts and brand messaging and our ability to provide a reliable, trustworthy, and useful work marketplace and offerings at competitive prices. In order to reach the brand awareness and acceptance levels of some of our competitors, we need to continuously invest in marketing programs that may not be successful, particularly during early phases of expansion into new segments, such as international customers and customers who are reluctant to utilize remote or contract workers. Further, our brand promotion activities may not be successful or cost-effective. We have from time to time launched significant new brand campaigns, including as recently as the third quarter of 2022. We also frequently reassess our marketing spend and in May 2023 implemented measures to reduce our marketing spend. On the other hand, negative publicity and news coverage, fraud, or other illegal activity conducted by bad actors on our work marketplace, or decisions we make relating to geopolitical or social matters, may undermine our brand promotion efforts or harm our reputation.
Additionally, new and developing privacy laws have established individual rights with respect to personal information that may lead to downstream effects on our ability to realize and quantify the value of our marketing initiatives. As more jurisdictions adopt expansive data privacy regulations, an increasing number of customers and website visitors will have the right to opt-out of sharing their personal information for purposes of specific types of online advertising. This may lead to diminished efficacy of our marketing efforts, diminished visitor-to-customer conversions, and increased costs of maintaining compliance.
If we fail to promote and maintain our brand successfully, address customer concerns, or maintain loyalty among our customers, or if we incur substantial expenses in unsuccessful attempts to promote and maintain our brand, we may fail to attract new customers or retain our existing customers and our business, operating results, and financial condition may be adversely affected.
If internet search engines’ methodologies or other channels that we utilize to direct traffic to our website are modified to our disadvantage, or our search result page rankings decline for other reasons, our customer growth could decline.
We depend in part on internet search engines and other channels to direct a significant amount of traffic to our website and mobile applications. Our ability to maintain the number of visitors directed to our website and mobile applications is not entirely within our control. For example, our competitors’ search engine optimization and other efforts such as paid search may result in their websites receiving a higher search result page ranking than ours, or we may make changes to our website or mobile applications that adversely impact our search engine optimization rankings and traffic in order to comply with requirements imposed by regulators, our vendors or third-party partners, or for other reasons. As a result, links to our website may not be prominent enough to drive sufficient traffic to our website, and we may not be able to influence search engine results.
In addition, search engines and other channels that we utilize to drive customers to our website and mobile applications periodically change their algorithms, policies, and technologies, sometimes in ways that cause traffic to our website and mobile applications to decline. These changes can also result in an interruption in customers’ ability to access our website, a drop in our search ranking, a misunderstanding among potential customers regarding the functionality or purpose of our work marketplace, or have other adverse impacts that negatively affect traffic on our website or mobile applications. We may also be forced to significantly increase marketing expenditures in the event that market prices for online advertising and paid listings escalate or our organic ranking decreases. Any of these changes could have an adverse impact on our customer acquisition, business, operating results, and financial condition.
Business or system errors, defects, or disruptions could diminish demand, adversely impact our business, operating results, and financial condition, and subject us to liability.
Our systems and operations and those of our customers and third-party service providers and partners have experienced from time to time, and may experience in the future, errors, defects, and disruptions from a variety of causes, including undetected hardware and software errors or defects, natural disasters such as an earthquake, blizzard, hurricane, fire, or flood, and other catastrophic events, including public health events and pandemics, man-made problems such as warfare or terrorism, human error, cybersecurity attacks, power losses, telecommunications or other technological failures, and similar events or circumstances. In particular, catastrophic events in geographical areas where our employees or customers are concentrated could have more severe impacts on our business, and the effects of climate change may increase the frequency and intensity of such events. For example, our corporate headquarters and many key personnel are located in the San Francisco Bay Area, a region known for seismic activity and catastrophic fires.
As we expand, we will need an increasing amount of technical infrastructure and continued infrastructure modernization, including network capacity, computing power, and improvements to how we process and store data and transaction information. We may fail to effectively scale and grow our technical infrastructure to accommodate these demands, which may adversely affect our customer experience. We also rely on third-party service providers and infrastructure, including the infrastructure of the internet, to provide our work marketplace. For example, we currently host our work marketplace, serve our customers, and support our operations using Amazon Web Services, a provider of cloud infrastructure services. We do not have control over the operations or the facilities of our third-party service providers, which are subject to risks of errors, defects, and disruptions. In addition, these third parties generally do not have an obligation to renew their agreements with us on commercially reasonable terms, or at all, and we may not be able to switch to another third-party service provider easily or without incremental costs. Any interruption in the provision of services to us by these third parties for any reason or other unanticipated problems could result in interruptions to our work marketplace, and our and these third parties’ business continuity and disaster recovery plans may prove to be inadequate.
Our work marketplace enables our customers to manage important aspects of their businesses, and any errors, defects, disruptions in service, or other performance or availability problems with our work marketplace, or our inability to adequately prevent or timely detect or remedy errors, defects, or disruptions in service, could harm our brand and reputation, result in security breaches or the loss of critical data, adversely impact our business and the businesses of our customers, impair or jeopardize our partner relationships, result in delays in invoicing of clients or payment to us or talent, negatively impact our ability to obtain or maintain licenses necessary to operate our business or deliver certain services, or result in claims by customers for losses sustained by them or investigation or corrective action by regulatory agencies. In any such event, we may expend additional resources in order to attempt to resolve the issue. Moreover, we may not carry sufficient business interruption insurance to cover losses that may occur as a result of any such events, and we cannot be certain that insurance will continue to be available to us on economically reasonable terms, or at all. Accordingly, any errors, defects, or disruptions in our work marketplace could diminish demand, adversely impact our business, operating results, and financial condition, and subject us to liability.
Our ability to attract and retain customers is dependent in part on the quality of our support, and any failure to offer high-quality support could adversely impact our business, operating results, and financial condition.
Our ability to attract and retain customers is dependent in part on the ease of use, trustworthiness, and reliability of our work marketplace, including our ability to provide high-quality support. Our customers depend on our support organization to enforce our terms of service against bad actors, resolve any issues relating to our work marketplace, communicate effectively about their accounts, and assist in their use of our work marketplace, especially large enterprise clients, which expect higher levels of support. Our ability to provide effective support is largely dependent on our ability to attract, resource, and retain service providers who are both qualified and well versed in our work marketplace. The incorporation of generative artificial intelligence into our support tools, either by us or our third-party support partners, may lead to inconsistent quality of experience as these tools are integrated and refined. Offering our website and customer support in only a limited number of languages may negatively impact our relationships with our customers. As we seek to continue to grow our international customer base, our support organization will face additional challenges, including those associated with delivering support and documentation in additional languages. Any failure to maintain high-quality support or effectively communicate with our customers, or any market perception that we do not maintain high-quality support or act professionally, fairly, or effectively in our communications and actions, could harm our reputation, adversely affect our ability to sell our work marketplace to existing and prospective customers, and could adversely impact our business, operating results, and financial condition.
Our customer growth and engagement on mobile devices depend upon third parties maintaining open application marketplaces and effective operation with mobile operating systems, networks, and standards that we do not control.
Mobile devices are increasingly used for marketplace transactions. A significant and growing portion of our customers access our work marketplace through mobile devices, including through mobile applications. Our mobile applications rely on third parties maintaining open application store platforms, including the Apple App Store and Google Play, which make current and new applications or new versions of our mobile applications available for download and use on mobile devices. These platforms may not maintain their current structures or terms of access, continue to make our mobile applications or newer versions of our mobile applications available for download, and may charge us additional fees or impose additional requirements, which may be costly and burdensome to meet or may adversely affect customer experience. Additionally, popular mobile operating systems, such as Android and iOS, could stop supporting our work marketplace or the ability to make payments on our work marketplace at all or on commercially reasonable terms or make changes that degrade the functionality of or customer experience on our marketplace. In order to deliver high-quality mobile offerings, it is important that our offerings are designed effectively and work well with a range of mobile devices, technologies, systems, networks, and standards that we do not control, and we may not be successful in developing relationships with key participants in the mobile industry or in developing offerings that operate effectively. In the event that it is inconvenient or impossible for our customers to access and use our work marketplace on their mobile devices or our competitors develop offerings and services that are perceived to operate more effectively on mobile devices, our business, operating results, and financial condition could be adversely impacted.
Risks Related to Legal and Regulatory Matters
Our business is subject to extensive government regulation and oversight. Any failure to comply with the extensive, complex, overlapping, and frequently changing laws and regulations, both in the United States and internationally, could adversely impact our business, operating results, and financial condition.
We and our customers are subject to a wide variety of foreign and domestic laws and regulations. Laws, regulations, and standards governing issues that may affect our business, including worker classification, employment, worker health, payments, worker confidentiality obligations and whistleblowing, intellectual property, consumer protection, taxation, privacy, and data security, are often complex and subject to varying interpretations, and, as a result, their enforcement and application in practice may change or develop over time. Many of these laws were adopted prior to the advent of the internet, mobile, and related technologies and, as a result, do not contemplate or address the unique issues of such technologies.

In addition, because our website is generally accessible by customers worldwide, we have received in the past, and may continue to receive, notices from jurisdictions claiming that we or our customers are required to comply with their laws and regulations. Laws and regulations outside of the United States regulating areas that could be interpreted to apply to our business are often less favorable to us than those in the United States, giving greater rights to competitors, customers, and other third parties. Compliance with international laws and regulations may be more costly than expected, may require us to change our business practices or restrict or modify our offerings or obtain certain licenses, and such changes or licensure may not be possible on a reasonable timeline or at all, and the imposition of any such laws or regulations on us, our customers, or third parties that we or our customers utilize to provide or use our services, may adversely impact our business and operating results. In addition, we may be subject to multiple complex overlapping legal or regulatory regimes that impose conflicting requirements, including with respect to data protection and privacy, which could lead to additional compliance costs and enhanced legal risks.
Regulatory scrutiny on large companies, technology companies in general, and companies engaged in dealings with independent contractors, payments, or personal information in particular, has increased significantly and may continue to increase. New and existing laws and regulations (or changes in interpretation of existing laws and regulations) may be adopted, implemented, or interpreted to apply to our business or our customers, including as a result of new products or features we may introduce or international expansion of our business. In addition, these laws and regulations affect our customers and may affect demand for our work marketplace. If we determine additional legal requirements apply to our business, we may expend resources to comply or obtain licenses, and such efforts may be a distraction to the business or require adverse changes to the manner in which we conduct our business or our work marketplace and may themselves cause regulatory agencies to scrutinize our business, including past practices. It is also possible that certain provisions in agreements with our customers or service providers, or between talent and clients, or the fees we charge, may be found to be unenforceable or not compliant with applicable law.
Although we have implemented policies and procedures designed to analyze and support compliance with applicable laws and regulations, there can be no assurance that we will maintain compliance, that our interpretations are or will remain correct, or that all of our employees, contractors, partners, customers, and agents will comply. We have in the past been, and may in the future be, subject to administrative inquiries and audits concerning our compliance with applicable laws and regulations, including the taxation and classification of our workers and the customers of our work marketplace. Any failure or alleged failure to comply with applicable laws and regulations creates risk for our business and our employees, contractors and customers and could result in enforcement actions or other proceedings, criminal or civil fines and penalties or other actions, civil lawsuits, forfeiture of significant assets, the limitation or suspension of our ability to operate our business or certain services in a particular jurisdiction, damages, interest, loss of export privileges, costs and fees (including legal fees), injunctions, loss of intellectual property rights, whistleblower complaints, termination of agreements by our partners, the diversion of management’s attention and resources, or reputational harm and adverse media coverage. Certain claims may not be covered by our insurance, and we cannot be certain that our insurance coverage will cover liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Any of the foregoing could, individually or in the aggregate, harm our reputation and adversely affect our business, operating results, and financial condition, and we could be required to make costly and burdensome changes to our business practices or compliance programs.
Worker Classification
Our clients are generally responsible for properly classifying the talent they engage through our work marketplace. Some clients opt to classify talent as employees for certain work, while talent in many other cases are classified as independent contractors.
We offer an optional service to customers of our Enterprise Solutions offering and other premium offerings through which we help classify talent as employees of third-party staffing providers or independent contractors. For clients of these services, subject to applicable law and the terms of our agreement with the client, we indemnify clients from misclassification risk and make certain warranties to the client, such as to compliance with applicable laws. In addition, we offer other premium offerings where we provide increased assistance to customers to find and contract with one another, which could increase employment-related risks. Third-party staffing providers employ talent classified as employees for clients, and failure of these staffing providers to comply with all legal and tax requirements could adversely affect our business. We also use our work marketplace to find and engage talent to provide services for us and for our Managed Services offering, which subjects us to additional misclassification risk.

There is significant uncertainty in the worker classification regulatory landscape and the application of worker classification laws, which are regularly subject to further regulation, amendment, or re-interpretation, and consequently there is risk to us and to customers that independent contractors could be deemed to be misclassified under applicable law, including as a result of changes in our offerings or brand positioning that we may introduce. Laws and regulations that govern the status and misclassification of independent contractors are highly fact sensitive and also subject to change as well as to divergent interpretations by various authorities, which can create uncertainty and unpredictability. For example, in California, Assembly Bill 5, which we refer to as AB 5, went into effect on January 1, 2020 and is widely viewed as expanding the scope of the definition of “employee” for most purposes under California law. Since the enactment of AB 5, and subsequent amendments and challenges (including California’s Proposition 22) to the law, there is little guidance from the courts or the regulatory authorities charged with its enforcement and there remains a degree of uncertainty regarding its application. Further, in January 2024, the U.S. Department of Labor published a new final rule regarding the classification of workers as independent contractors or employees under the Fair Labor Standards Act, and while we expect this new rule to have minimal, if any, impact on the independent work relationships formed on our platform, it may increase uncertainty for our customers and may be delayed or changed again as a result of recently-filed litigation. Other federal agencies, U.S. states, or jurisdictions outside the United States may enact similar legislation or rules.
Even if any new regulations do not directly impact our business, public perception may result in confusion about the standards to be applied when making an employment determination and cause clients to explore alternative arrangements to meet their talent needs. In addition, any developments or changes in the regulatory environment impacting worker classification and independent contractors may reduce the demand for independent contractors more generally in one or more jurisdictions and have an adverse effect on our business, operating results, and financial condition.
Privacy and Data Protection
We receive, collect, store, process, transfer, and use personal information and other customer data. There are numerous federal, state, local, and international laws and regulations regarding privacy, data protection, information security, and the collection, storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other data. We are also subject to the terms of our privacy policies and legal and contractual obligations to third parties related to privacy, data protection, and information security.
The regulatory framework for privacy and data protection worldwide is, and is likely to remain for the foreseeable future, uncertain and complex, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that we do not anticipate or that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. In addition, public and regulatory scrutiny of and complaints about technology companies in general regarding their data handling or data protection practices has increased and may continue to increase.
We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, automated processing, and information security. For example, Europe’s General Data Protection Regulation, which we refer to as the GDPR, the UK General Data Protection Regulation, and Europe’s Digital Services Act impose stringent data protection and data handling compliance requirements and provide for significant penalties for noncompliance. Additionally, there is increased focus on automated processing and processing via artificial intelligence that may lead to increased restrictions that could impact our platform’s functionality. For example, we have recently established several partnerships that have allowed us to integrate generative artificial intelligence tools into our work marketplace aimed at improving customer experience and productivity. If regulatory authorities or legal challenges against us or our vendors that provide us with artificial intelligence services impose new restrictions on artificial intelligence in ways that prevent the incorporation of such tools into our platform or limit their functionality, the potential benefits to our business of artificial intelligence may not be fully realized. In California, the CCPA, in conjunction with its California Privacy Rights Act amendment, requires, among other things, covered companies to provide certain disclosures to California consumers and affords such consumers certain rights, including the right to opt-out of certain sales of personal data. The CCPA also provides for civil penalties for violations as well as a private right of action for data breaches that may increase data breach litigation. A growing number of U.S. states have enacted similar or other data protection legislation that have or will go into staggered effect in the near future, and several other states and countries are considering expanding or passing privacy laws in the near term.
The enactment of more restrictive laws, rules, regulations, or future enforcement actions or investigations could increase our costs and require us to materially modify our services and features, which we may be unable to complete in a cost-effective manner, or at all, and may limit our ability to store and process customer data or develop new services and features. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the adoption and use of, and reduce the overall demand for, our work marketplace. Additionally, violations of applicable laws, regulations, or agreements by third parties we work with may put the data of our customers, employees, contractors, and others at risk, could result in governmental investigations or enforcement actions, fines, litigation, claims, or public statements against us by consumer advocacy groups or others, and could result in significant liability, reduce our customers’ trust in us, and otherwise harm our reputation and adversely impact our business, operating results, and financial condition.
Payments
Our subsidiary, Upwork Escrow Inc., is licensed as an internet escrow agent under California’s Escrow Law and is subject to regulations applicable to internet escrow agents promulgated by the DFPI. Although we are a licensed internet escrow agent and believe that our operations comply with existing U.S. federal, state, and international laws and regulatory requirements related to escrow, generating interest from customer funds held in escrow, money transmission, and the handling or moving of money, the laws and regulations or their interpretations may change, and our operations and offerings may change resulting in new or different regulatory requirements being applicable to our business. As a result, we could be required, or choose, to become licensed as an escrow agent or a money transmitter (or other similar licensee) in other states or jurisdictions or as a money services business. It is also possible that we could become subject to regulatory enforcement or other proceedings in states or other jurisdictions with escrow, money transmission, electronic money, or other similar statutes or regulatory requirements related to the handling, storing, or moving of money, and such risk may increase if we are required or choose to pursue additional or different licenses, which could in turn have a significant impact on our business. We may also be required, or choose, to become licensed as a payment institution (or obtain a similar license) under the European Payment Services Directive or other international laws and regulations or may choose to obtain such a license even if not required or in order to support new products or services.
Any developments or inconsistencies in the requirements, interpretations, or applicability of the laws or regulations related to escrow, money transmission, or the handling, storing, or moving of money; material changes to the mandate, purview or regulatory approach at the DFPI; or increased scrutiny of our business may lead to additional compliance costs and administrative overhead. Moreover, to the extent that holding or pursuing escrow, money transmitter, or similar licenses involves complying with other regulatory frameworks, such as GDPR or CCPA, we may experience increased enforcement or other proceedings.
Anti-Corruption, Anti-Money Laundering, and Sanctions
We have voluntarily implemented an anti-money laundering compliance program designed to address the risk of our work marketplace being used to facilitate money laundering, terrorist financing, or other illegal activity. However, our program may not be sufficient to prevent our work marketplace from being used to improperly move money or may not satisfy the expectations of our partners or regulators. In addition, if we or a regulator determine that we are required to comply with the Bank Secrecy Act, 31 U.S.C. § 5311, or similar laws outside of the United States, we may be required to enhance or alter our anti-money laundering compliance program.
We also have policies, procedures, and technology designed to allow us to comply with U.S. economic sanctions laws and prevent our work marketplace from being used to facilitate business in countries, regions, or with persons or entities included on designated lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Control, which we refer to as OFAC, and equivalent foreign authorities. Our efforts to comply with OFAC regulations may not be effective, our partners or regulators may determine they are insufficient, or we may be required to comply with new sanctions laws and regulations, which may require us to further revise or expand our compliance program. For example, as a result of the war in Ukraine, jurisdictions have issued and may in the future issue broad-ranging economic sanctions. The result of such sanctions has negatively affected and may continue to affect our customers and business. Additionally, any additional sanctions could include blocking sanctions targeting Russia and secondary sanctions against banks in China, India, or other markets that have continued to transact with Russian entities, which may disrupt our ability to transact with entities located in those countries. Given the technical limitations in developing controls to prevent, among other things, the ability of customers to publish on our work marketplace false or deliberately misleading information or to develop sanctions-evasion methods, it is possible that we may inadvertently and unknowingly provide services to individuals or entities that are subject to sanctions or are located in a country subject to an embargo.
We are also subject to the U.S. Foreign Corrupt Practices Act, which we refer to as the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and the UK Bribery Act 2010, and may be subject to other anti-bribery laws in countries in which we conduct activities or have customers. We face significant risks if we fail to comply with the FCPA and other anti-corruption laws. Local customs in international jurisdictions may involve practices that are prohibited by the FCPA or other applicable laws and regulations. We may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities, and we may be held liable for the corrupt or other illegal activities of third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we prohibit or do not explicitly authorize such activities. We have implemented an anti-corruption compliance policy, but we cannot ensure that all of our employees, customers, and agents, as well as those contractors to which we outsource certain of our business operations, will comply with our policies or agreements and applicable law, for which we may be ultimately held responsible.
Even if we maintain proper controls and remain in compliance with applicable anti-corruption, anti-money laundering, and sanctions laws or regulations, should any of our competitors not implement sufficient controls and be found to have violated such laws or regulations, customer perception of online freelance marketplaces in general may decrease and our business, operating results, and financial condition may be adversely affected.
Export Controls
We may be subject to export controls and other similar regulations that prohibit the shipment or provision of certain products and services to certain countries, governments, and persons, and new export controls and similar regulations are promulgated from time to time. While we take precautions to prevent aspects of our work marketplace from being exported in violation of export controls, including implementing internet protocol address blocking and obtaining and relying on licenses and exemptions, we cannot guarantee that the precautions we take will prevent violations of export control and similar laws. In addition, our customers may be subject to export control laws that do not apply to us and we may not be able to determine the applicability of such export control laws, and any violations by them could harm our reputation and they could seek to hold us responsible for any monetary losses.
In addition, various countries regulate the import and export of certain encryption and other technology, including imposing import and export permitting and licensing requirements, and have enacted and may enact laws that could limit our ability to distribute aspects of our work marketplace or could limit our customers’ ability to access our work marketplace in those countries. Any change in export or import regulations, economic sanctions or related legislation, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our work marketplace by existing or potential customers with international operations and adversely impact our business, operating results, and financial condition.
We are vulnerable to intellectual property infringement claims and challenges to our intellectual property rights brought against us by third parties.
We operate in a highly competitive industry, and there has been considerable activity in our industry to develop and enforce intellectual property rights. Intellectual property infringement claims against us or our customers or third-party partners could result in monetary liability or a material disruption to our business. We cannot be certain that aspects of our work marketplace, content, and brand names do not or will not infringe valid patents, trademarks, copyrights, or other intellectual property rights held by third parties, including our competitors. Also, we are now, have in the past been, and may in the future be, subject to legal proceedings and claims relating to the intellectual property of others, including our competitors, in the ordinary course of our business. The likelihood of intellectual property-related litigation and disputes may increase as platforms like ours gain more prominence. In addition, the improper use of generative artificial intelligence by customers of our work marketplace may lead to additional claims of intellectual property infringement. Our competitors and other third parties have in the past challenged, and may in the future challenge, our registration or use of our trademarks, including “Upwork,” and other intellectual property rights, and such a challenge, even if unsuccessful, could adversely affect our brand and business. Our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have or trademarks or other rights that pre-date and take precedence over our own. We may also be obligated to indemnify certain clients on our work marketplace or strategic partners or others in connection with such infringement claims, or to obtain licenses from third parties. Some of our infringement indemnification obligations related to intellectual property are contractually uncapped or capped at high amounts.
Any litigation or other disputes relating to allegations of intellectual property infringement could divert management attention and resources, subject us to significant legal costs and liability for damages or new licenses, invalidate our proprietary rights, or require us to alter our work marketplace, or marketing strategy or other aspects of our business.

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
We may not pursue or file patent applications or apply for registration of copyrights or trademarks in the United States and foreign jurisdictions in which we have a presence with respect to our potentially patentable inventions, works of authorship, and marks and logos for a variety of reasons, including the cost of procuring or ability to procure such rights and the uncertainty involved in obtaining adequate protection from such applications and registrations. Moreover, changes to intellectual property laws and regulations, including U.S. and foreign patent law, may affect our ability to protect and enforce our intellectual property rights or defend against claims alleging we are infringing others’ rights. If the intellectual property rights that we develop are not sufficient to protect our proprietary technology and data, our brand, our business, operating results, and financial condition could be adversely affected.
In addition, the laws of some countries do not provide the same level of protection for our intellectual property as do the laws of the United States. As our global reputation grows and we expand our international activities, our exposure to unauthorized copying and use of our work marketplace and proprietary information will likely increase. Despite our precautions, our intellectual property is vulnerable to unauthorized access through employee or third-party error or actions, theft, cybersecurity incidents, private or public economic espionage, and other security breaches and incidents. Third parties may infringe upon or misappropriate our intellectual property, copy our work marketplace, and use information that we regard as proprietary to create products and services that compete with ours. Effective intellectual property protection may not be available to us in every country in which our work marketplace is available. In addition, many countries limit the enforceability of patents or other intellectual property rights against certain third parties, including government agencies or government contractors. Further, certain countries impose additional conditions on the transfer of intellectual property rights from individuals to companies, which may make it more difficult for us to secure and maintain intellectual property protection. We may need to expend additional resources to defend our intellectual property rights domestically or internationally, which could be costly, time consuming, and distracting to management and could impair our business or adversely affect our expansion. If we cannot adequately protect and defend our intellectual property, we may not remain competitive, and our business, operating results, and financial condition may be adversely affected.
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
The use of open source software could restrict our ability to market or operate our work marketplace and could negatively affect our business.
Our work marketplace incorporates certain open source software. An open source license typically permits the use, modification, and distribution of software in source-code form subject to certain conditions. These conditions may require that any person who distributes a modification or derivative work of open source software make the modified version subject to the same open source license. Distributing software that is subject to this kind of open source license can lead to a requirement that certain aspects of our work marketplace be distributed or made available in source code form. Although we do not believe that we have used open source software in a manner that might condition its use on our distribution of any portion of our work marketplace in source code form, the interpretation of open source licenses is complex and, despite our efforts, it is possible that we may be liable for copyright infringement, breach of contract, or other claims if our use of open source software is adjudged not to comply with the applicable open source licenses.

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
From time to time, we are involved in litigation and make and receive demands and claims threatening possible litigation. The outcome of any litigation (including class actions and individual lawsuits or arbitration), regardless of its merits, is inherently uncertain. Regardless of the merits or ultimate outcome of any claims that have been or may be brought against us or that we may bring against others, pending or future litigation could result in a diversion of management’s attention and resources and reputational harm, and we may be required to incur significant expenses and liabilities in connection with these claims. We may determine that the most cost-effective and efficient way to resolve a dispute is via settlement, and terms of any settlement agreements are increasingly limited by legislation. Where we can make a reasonable estimate of the liability relating to pending litigation and determine that it is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, the amount of our estimates could be wrong as determining reserves for pending litigation is a complex, fact-intensive process that is subject to judgment calls and the uncertainties of litigation. Any adverse determination related to litigation or adverse terms contained in a settlement agreement could require us to change our technology or our business practices in costly ways, prevent us from offering certain offerings or services, require us to pay monetary damages, fines, or penalties, or require us to enter into royalty or licensing arrangements, and could adversely affect our reputation, business, operating results, and financial condition.
If we are deemed to be an investment company under the Investment Company Act of 1940, our results of operations could be harmed.
Under Sections 3(a)(1)(A) and (C) of the Investment Company Act of 1940, as amended, which we refer to as the Investment Company Act, absent an applicable exemption, a company generally will be deemed to be an “investment company” for purposes of the Investment Company Act if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities or (ii) it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding, or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of these sections of the Investment Company Act, including as a result of both the exemption set forth in Section 3(b)(1) of the Investment Company Act and the safe harbor set forth in Rule 3a-8 of the Investment Company Act. Section 3(b)(1) of the Investment Company Act provides that a company that would otherwise fit within the definition of an “investment company” under Section 3(a)(1)(C) of the Investment Company Act will not be required to register as an “investment company” if “it is primarily engaged, directly or through a wholly owned subsidiary or subsidiaries, in a business or businesses other than that of investing, reinvesting, owning, holding, or trading in securities.” We believe that we are and hold ourselves out as being engaged primarily in the operation of an online work marketplace, and our historical development, public representations of policy, the activity of our officers and directors, the nature of our present assets, the sources of our present income, and the public perception of the nature of our business all support the conclusion that we are an operating company and not an investment company. Rule 3a-8 under the Investment Company Act provides a nonexclusive safe harbor from the definition of “investment company” for certain research and development companies. We are currently a research and development company and comply with the safe harbor requirements of Rule 3a-8 under the Investment Company Act. As set forth above, we currently conduct, and intend to continue to conduct, our operations so that neither we, nor any of our subsidiaries, is required to register as an “investment company” under the Investment Company Act. If we were obligated to register as an “investment company,” we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things, limitations on capital structure, restrictions on specified investments, prohibitions on transactions with affiliates, and compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would increase our operating and compliance costs, could make it impractical for us to continue our business as contemplated, and could have a material adverse effect on our business.
Risks Related to Finance, Accounting, and Tax Matters
We have a history of net losses, may increase our operating expenses in the future, and may not be able to sustain profitability.
Until 2023, we have had a history of incurring net losses. For the year ended December 31, 2022 and 2021, we incurred net losses of $89.9 million and $56.2 million, respectively. As of December 31, 2023, we had an accumulated deficit of $294.1 million. We have made, and expect to continue to make in the future, significant expenditures related to the development and expansion of our business. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. While our GSV and revenue have grown in recent years, we may not be able to sustain the same level of growth in future periods, or at all. For example, GSV remained relatively flat at $4.1 billion during the year ended December 31, 2023, as compared to the year ended December 31, 2022. In addition, although our profitability has improved in recent periods, if our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to maintain profitability in future periods and the trading price of our common stock could decline.
Our operating results and performance metrics may fluctuate from period to period, which makes our future results difficult to predict.
Our operating results and performance metrics have fluctuated recently, as they have in the past, and will likely continue to fluctuate in the future, particularly in light of macroeconomic uncertainty and rising interest rates and inflation. As a result, you should not rely upon our past operating results and performance metrics as indicators of future performance. You should take into account the risks, difficulties, and uncertainties frequently encountered by companies in highly competitive and rapidly evolving markets. Our operating results and performance metrics in any given period can be influenced by numerous factors, many of which are unpredictable or are outside of our control, including those described elsewhere in this “Risk Factors” section as well as the following:
•uncertainty regarding macroeconomic conditions and demand for our work marketplace;
•our ability to achieve and sustain profitability;
•our ability to generate significant revenue from our Marketplace offerings;
•our ability to maintain and grow our community of customers;
•our ability to respond to competitive developments and other market and technological dynamics, such as the emergence of generative artificial intelligence, and introduce new offerings and services or enhance existing offerings;
•changes to our pricing model and fee structure, including any resulting changes to our revenue recognition practices;
•changes in the spending patterns of clients or the mix of products and services that clients demand;
•the productivity and effectiveness of our sales force;
•repurchases by us of any of our outstanding shares of common stock, including under our Share Repurchase Program, or of our 0.25% convertible senior notes due 2026, which we refer to as the Notes;
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

•the length and complexity of our sales cycles;
•the success of our marketing and brand positioning efforts;
•the impact of changing, consolidating, or terminating offerings and services;
•ongoing uncertainty regarding U.S. and global political conditions;
•the number of customers circumventing our work marketplace and our fees;
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
•fluctuations in transaction losses;
•operating lease expenses, other real estate expenses, and any impairment charges on our operating lease asset and related leasehold improvements being recognized as a general and administrative expense due to a reduction to our office space;
•the impact of sales, use, and other tax laws and regulations in jurisdictions in which we have customers;
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
•general economic and political conditions and government regulations in the countries where we currently have significant numbers of customers or where we currently operate or may expand in the future, and fluctuations in currency exchange rates;
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
We track certain performance metrics, including active clients and GSV per active client, GSV, and Marketplace take rate with internal tools that are not independently verified by any third-party. Our internal tools have a number of limitations and our methodologies for tracking these metrics may change over time, which could result in inaccurate or unexpected changes to our metrics. If the internal tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. Our performance metrics are also impacted by illegal or improper activity on our work marketplace, including fraud, spam, fake accounts, and other activity that violates our terms of service and service agreements. We are unable to identify and remove all fake accounts and fraudulent activity from being reflected in the performance metrics that we report. Accordingly, our performance metrics may not accurately reflect activity on and the performance of our work marketplace. In addition, limitations or errors with respect to how we measure data, or the accuracy of the data that we measure, may affect our understanding of certain details of our business, which could affect our longer-term strategies and our ability to respond to business trends that may negatively impact our performance. If our performance metrics are not accurate representations of our business, customer base, or activity on our work marketplace; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, our reputation may be harmed, we may be subject to legal or regulatory actions, and our operating and financial results could be adversely affected. In addition, from time to time we may change the performance metrics that we track, including metrics that we report, and any new performance metrics will also be subject to the foregoing limitations and risks.
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
We have experienced and remediated a material weakness in the past, and if we experience additional material weaknesses or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or operating results or prevent fraud, which may adversely affect investor confidence in us and, as a result, the value of our common stock. We cannot assure you that all of our existing material weaknesses have been identified, or that we will not in the future identify additional material weaknesses. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business, operating results, and financial condition.
If we are unable to assert that our internal control over financial reporting is effective, material weaknesses are identified, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on The Nasdaq Global Select Market.
If currency exchange rates fluctuate substantially in the future, the results of our operations, which are reported in U.S. dollars, could be adversely affected.
As we expand our international footprint and make more services available to our customers internationally, we will become more exposed to the effects of fluctuations in currency exchange rates. Although we expect an increasing number of sales contracts to be denominated in currencies other than the U.S. dollar in the future, all of our sales contracts are and have historically been denominated in U.S. dollars. However, we offer clients the option to settle invoices denominated in U.S. dollars in the local currencies of several non-U.S. countries, and therefore, a portion of our revenue is subject to foreign currency risk. While we currently use derivative instruments to hedge certain exposures to fluctuations in foreign currency exchange rates, the use of such hedging activities may not offset the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, geopolitical or macroeconomic events may also cause volatility in currency exchange rates between the U.S. dollar and other currencies, such as the Euro. Additionally, a strengthening of the U.S. dollar could increase the real cost of transacting on our work marketplace to clients located outside of the United States and could result in a loss of such clients or a portion of their spend, which could adversely affect our business, operating results, and financial condition.
The applicability of sales, use, and other tax laws or regulations on our business could subject us or our customers to additional tax liability and related interest and penalties, and adversely impact our business.
The application of indirect taxes, such as sales and use tax, value-added tax, goods and services tax, business tax, gross receipt tax, and digital services tax, and the tax information reporting obligations to our businesses are complex and evolving. Significant judgment is required to evaluate applicable tax obligations, and, as a result, amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business. For example, a number of U.S. states and other jurisdictions have enacted taxes and tax collection obligations on marketplace facilitators, requiring online marketplaces to collect and remit taxes for first- and third-party sales on their websites. A successful assertion that we should be collecting taxes or remitting taxes directly to states or other jurisdictions beyond those to which we already collect or remit could result in substantial tax liabilities for past transactions and additional administrative expenses, and could cause us to accrue additional estimates of taxes due, including interest and penalties. Moreover, a number of countries and intergovernmental organizations have recently proposed, recommended, or enacted new laws or changes to existing laws that could impact our tax obligations or add new compliance costs to our business to administer, assess, collect, and remit those taxes. These changes may happen with little or no advance notice or implementation time, which can increase various short term costs of compliance. The impact and burden of these regulations and proposed regulations on our business and the businesses of our customers is uncertain and may have a negative impact on our business.
Potential legislation and regulations, specifically in the United States, the EU, and other countries, may also result in additional costs or requirements that could have a negative impact on our business. For example, the implementation of statutory changes to Form 1099-K reporting in the United States and regulatory changes to the European Council Directive on Administrative Cooperation and Automatic Exchange of Information in the Field of Taxation reporting in the EU may create additional administrative burdens on Upwork. Similar reporting obligations may be enacted by other jurisdictions in the future. Tax collection responsibility and the additional costs associated with complex indirect tax collection, remittance and audit requirements, in addition to reporting requirements, could create additional tax exposure for us and additional burdens for customers on our websites and mobile platforms.
We may also be subject to additional tax liabilities and related interest and penalties due to: changes in federal, state, and international tax laws, statutes, rules, regulations, or ordinances; changes in taxing jurisdictions and administrative interpretations and applications; results of tax examinations, settlements, or judicial decisions; changes in accounting principles; changes to our business operations; and changes in tax positions taken in prior periods. Such changes could adversely impact us or our customers (possibly with retroactive effect), which could require us or our customers to pay additional tax amounts on prior sales and going forward, as well as require us or our customers to pay fines, penalties, and interest for past amounts. For example, if we are treated as an agent for customers on our work marketplace under U.S. state tax law, we may be primarily responsible for collecting and remitting sales taxes directly to certain states. It is possible that one or more states could seek to impose sales, use, or other tax collection obligations on us, which may be applicable to past sales. A successful assertion by a taxing authority that we should be collecting additional taxes or remitting such taxes directly to states could result in substantial tax liabilities for past sales and additional administrative expenses, which could negatively impact our business.
Any changes to our business operations, including international expansions, internal reorganizations, and transfer pricing could impact our tax liabilities. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions or disagree with our determinations as to the income and expenses attributable to specific jurisdictions or specific affiliates. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties.
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
As of December 31, 2023, we had net operating loss, which we refer to as NOL, carryforwards for U.S. federal income tax purposes and California state income tax purposes of $181.2 million and $81.3 million, respectively, available to offset future taxable income. The federal NOLs will begin to expire in 2034 if not utilized. The California state NOL carryforward amounts will begin to expire in 2029 if not utilized. Realization of these NOL carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our operating results.
In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change NOL carryforwards to offset future taxable income. We have completed an analysis of Section 382 ownership changes in our stock through December 31, 2023 and have concluded that we have experienced ownership changes that will result in limitations in our ability to use certain of our NOLs and tax credit carryforwards. In addition, other factors outside our control could further limit our ability to utilize NOLs to offset future U.S. federal and state taxable income, including further changes in the ownership of our stock and regulatory changes. Any such material limitation or expiration of our NOLs may harm our future operating results by effectively increasing our future tax obligations.
In addition, the Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, limits the utilization of NOLs arising in taxable years beginning after December 31, 2017 to 80% of taxable income in any taxable year beginning after December 31, 2020. NOLs arising in taxable years beginning after December 31, 2017 can be carried forward indefinitely with no carryback allowed. As we maintain a full valuation allowance against our U.S. federal and state NOLs, these changes did not impact our consolidated balance sheet as of December 31, 2023. However, in future years, at the time a deferred tax asset is recognized related to our NOLs, the changes in the carryforward/carryback periods as well as new limitations on use of NOLs may significantly impact our valuation allowance assessments.
We may require additional capital to fund our business and support our growth, and any inability to generate or obtain such capital may adversely affect our business, operating results, and financial condition.
In order to support our growth and respond to business challenges, such as developing new features or enhancements to our work marketplace, acquiring new technologies, and improving our infrastructure, we have made and expect to continue to make significant financial investments in our business. In addition, we may, from time to time, seek to acquire or strategically invest in other complementary products, technologies, or businesses or repurchase outstanding shares of our common stock or the Notes. For example, we paid $170.8 million to consummate the Note Repurchases in March 2023, and in November 2023, our board of directors authorized our Share Repurchase Program. We may need to engage in equity or debt financings to obtain the funds required for these investments, acquisitions, and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to those of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve additional restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions and strategic investments. If we are unable to obtain adequate financing on terms satisfactory to us or at all, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.
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
•rising interest rates and inflation, financial turmoil, or instability affecting the banking system or financial markets;
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
•lawsuits threatened or filed against or by us or against our key personnel, litigation involving our industry, or lawsuits threatened or filed against our customers relating to their use of our work marketplace;
•increased interest and trading in our stock from retail investors;
•developments or disputes concerning our or other parties’ products, services, or intellectual property rights;
•acquisitions, strategic partnerships, joint ventures, or capital commitments;
•sales of shares of our common stock by us or our stockholders, including sales of large blocks of our stock relative to the size of our public float or sales of stock by our management, directors or significant stockholders that create negative investor perception;
•new laws or regulations or new interpretations of existing laws or regulations, including those governing worker classification, taxation of workers, or withholding and remitting taxes on income or earnings;
•announcements by us or our competitors of new or terminated products or services, commercial relationships, or significant technical innovations;
•changes in accounting standards, policies, guidelines, interpretations, or principles; and
•geopolitical changes or events, including those resulting from war and incidents of terrorism.
In addition, stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.
We cannot guarantee that our Share Repurchase Program will be fully consummated or that it will enhance long-term stockholder value.
In November 2023, our board of directors authorized the Share Repurchase Program, under which we may repurchase up to $100.0 million of shares of our outstanding common stock. As of December 31, 2023, we had the entire $100.0 million available for future share repurchases under the Share Repurchase Program. The program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our common stock on any timetable or at all. The Share Repurchase Program could affect the trading price of our common stock, increase volatility, and diminish our cash reserves. The Share Repurchase Program may be suspended, terminated, or modified at any time for any reason, and we cannot guarantee that the Share Repurchase Program will be fully consummated, or at all, or that it will enhance long-term stockholder value.
Sales of substantial amounts of our common stock in the public markets, particularly sales by our directors, executive officers, and significant stockholders, or the perception that these sales could occur, could cause the market price of our common stock to decline and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, particularly sales by our directors, executive officers, and significant stockholders. The perception that these sales might occur may also cause the market price of our common stock to decline. All shares of our common stock are freely tradable, generally without restrictions or further registration under the Securities Act of 1933, as amended, which we refer to as the Securities Act, subject to certain exceptions for shares held by our “affiliates” as defined in Rule 144 under the Securities Act. In addition, the shares issued upon exercise of outstanding stock options or settlement of outstanding restricted stock units will be available for immediate resale in the United States on the open market. Moreover, we may also issue our shares of common stock or securities convertible into shares of our common stock from time to time in connection with a financing, an acquisition, investments, or otherwise. Any such issuances could result in substantial dilution to our existing stockholders and cause the market price of our common stock to decline.
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
•classify our board of directors into three classes of directors with staggered three-year terms;
•permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships;
•require super-majority voting to amend certain provisions in our restated certificate of incorporation and amended and restated bylaws;
•authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan (also known as a “poison pill”);
•provide that only the chairperson of our board of directors, our chief executive officer, president, lead independent director, or a majority of our board of directors are authorized to call a special meeting of stockholders;
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
In addition, our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, which we refer to as the DGCL, our restated certificate of incorporation, or our amended and restated bylaws, any action asserting a claim against us that is governed by the internal affairs doctrine, or any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL. Our amended and restated bylaws also provide that the federal district courts of the United States would be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision. We note, however, that there is uncertainty as to whether a court would enforce this provision. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees.
Moreover, Section 203 of the DGCL may discourage, delay, or prevent a change of control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.
Risks Related to Our Convertible Senior Notes
Our indebtedness could limit the cash flow available for our operations and expose us to risks that could adversely affect our business, operating results, and financial condition.
In August 2021, we issued $575.0 million aggregate principal amount of the Notes. The Notes are senior, unsecured obligations and bear interest at a rate of 0.25% per year. The Notes will mature on August 15, 2026, unless earlier redeemed, repurchased, or converted in accordance with the terms of the Notes. In March 2023, we entered into separate, privately negotiated repurchase agreements with a limited number of institutional holders of the Notes to repurchase for cash an aggregate of $214.0 million principal amount of the Notes, which we refer to as the Note Repurchases. As of December 31, 2023, we had $361.0 million aggregate principal amount of the Notes outstanding. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our stockholders and our business, operating results, and financial condition by, among other things:
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
In connection with the Notes, we entered into the privately negotiated capped call transactions, which we refer to as the Capped Calls, with various financial institutions, which we refer to as the option counterparties. The Capped Calls remain in effect notwithstanding the Note Repurchases. The Capped Calls are expected generally to reduce the potential dilution to our common stock upon any conversion of the Notes and/or offset any potential cash payments we are required to make in excess of the principal amount upon conversion of any Notes, with such reduction and/or offset subject to a cap.
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
Our business depends on the overall demand for labor and on the economic health of current and prospective clients that use our work marketplace. Any significant weakening of the economy in the United States or Europe or of the global economy, including a continued rise in inflation, hiring freezes, layoffs, more limited availability of credit, a reduction in business confidence and activity, decreased government or business spending, economic and political uncertainty, financial turmoil or instability affecting the banking system or financial markets, trade wars, sanctions, higher tariffs, global or regional public health events or conditions, a more limited market for independent professional service providers or information technology services, shifts away from remote work, and other adverse economic or market conditions may adversely impact our business and operating results. These adverse conditions have resulted in the past, and may again result, in reductions in revenue, increased operating expenses, longer sales cycles, and increased competition. There is also a risk that when overall global economic conditions are positive, our business could be negatively impacted by a decreased demand for talent as businesses utilize more full-time employees relative to their use of independent contractors. We cannot predict the timing, strength, or duration of any economic slowdown, or any subsequent recovery generally. If the conditions in the general economy continue to deteriorate, our business, operating results, and financial condition could be adversely affected.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 1C. Cybersecurity.
Cybersecurity Risk Management and Strategy
Our cybersecurity and data privacy risk management processes are integrated in our overall risk management program, and we have developed processes for assessing, identifying, and managing material risks from cybersecurity threats. We have adopted physical, technological, and administrative controls on data security and have a defined procedure for incident detection, containment, response, and remediation. Our information security team is primarily responsible for managing our cybersecurity and data privacy risk management processes. We conduct regular test exercises to ensure all relevant teams are aware of their responsibilities during a cybersecurity event or incident, and we use these exercises to promote a culture of continuous improvement. We also have implemented controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.
Our platform is designed to help ensure the security of our data and systems, protect our customers’ personal information, and meet the rigorous privacy and security requirements of our Enterprise clients. To that end, we have obtained, and we maintain through regular audits where relevant, the following security and privacy certifications: ISO 27001 and 27018, SOC 2 Type 2 certification, SOC 3 certification, PCI-DSS Level 1 certification, and U.S.-EU and U.S.-Swiss Privacy Shield certifications. We are also TrustArc certified. In addition, we leverage the National Institute of Standards and Technology security framework to drive strategic direction and maturity improvement to protect against new and evolving cybersecurity risks over time.
Our information security controls operate at multiple levels and are designed to detect, prevent, and mitigate cybersecurity threats that could impact the privacy and security of our data and our customers’ data. To operate at scale, we have automated several risk mitigation strategies. We have implemented comprehensive trust and safety processes to help prevent and detect suspicious and fraudulent behavior on our platform. Over the years of developing our work marketplace, we have developed and refined specific pattern-matching algorithms to detect unusual behavior on our work marketplace, and we continue to improve such algorithms in the evolving threat landscape. We also regularly update our information security policies, standards and processes as needed to better reflect and account for updates in our cybersecurity posture, cybersecurity risks, and our risk mitigation strategies. We provide regular, mandatory training for our personnel regarding cybersecurity threats as a means to equip our personnel with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices.
We engage third parties, including vendors and other external service providers, to support our cybersecurity and data privacy processes such as risk assessments, program enhancements, and value-added user verification services. These third parties provide security services, including regular reviews of our security environment to provide an independent, industry-recognized risk rating and internal audits of our technology and security controls. We have also developed a program and engaged with a bug bounty service for ongoing identification of exploitable vulnerabilities in the environment. Separately, our information security team also conducts regular scans of the environment to identify known vulnerabilities for remediation.
We also have processes to oversee and identify risks from cybersecurity threats associated with our use of third-party service providers. To that end, we maintain a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems. In addition, we perform diligence on our vendors and prospective vendors regarding their cybersecurity posture. We conduct and maintain a regular enterprise risk management program that is overseen by the audit committee of our board of directors, and efforts to address cybersecurity risks are an important component of our overall approach to enterprise risk management.
We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, endpoint detection and response, logging, monitoring and alerting, anti-malware functionality, advanced email security, network security monitoring and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence. All access to our platform is encrypted using industry-standard transport layer security technology. When customers enter sensitive information on our site, such as tax identification numbers, we encrypt the transmission of that information using secure socket layer technology. We also use the HSTS (HTTP strict transport security) to ensure visitors connect to the website over HTTPS which adds an additional layer of protection for our customers. For servers that store personally identifiable information, the data is encrypted. Moreover, our customers may elect to further secure their account credentials through two-factor authentication that requires them to authenticate with information provided by a second device. In order to make secure payments through our platform, we are Payment Card Industry Data Security Standard certified, which means we have demonstrated compliance with the Payment Card Industry security standards required for businesses that complete credit card or debit card transactions.
To date, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected our business strategy, operating results, and/or financial condition. If we were to experience a material cybersecurity incident in the future, such incident may have a material effect, including on our business strategy, operating results, or financial condition. For more information regarding cybersecurity risks that we face and potential impacts on our business related thereto, see our risk factor disclosures in Part I, Item 1A of this Annual Report on Form 10-K titled “If we or our third-party partners experience a security breach, other hacking or phishing attack, ransomware or other malware attack, or other privacy or security incident, our work marketplace may be perceived as not being secure, our reputation may be harmed, demand for our work marketplace may be reduced, our operations may be disrupted, we may incur significant legal costs, fines, or liabilities, and our business could be adversely affected.”
Cybersecurity Governance
While everyone at Upwork plays a part in managing cybersecurity and data privacy risks, oversight responsibility is shared by our board of directors, audit committee, and management.
Our board of directors, as a whole, has responsibility for risk oversight, although the committees of our board of directors oversee and review risk areas that are particularly relevant to their respective functions. Among its focus areas, our audit committee reviews matters relating to cybersecurity and data privacy and regularly reports to our board of directors regarding such matters. One member of our audit committee earned the NACD’s CERT Certificate in Cybersecurity Oversight in 2023. Our audit committee receives quarterly cybersecurity-related updates from our Chief Information Security Officer, which we refer to as our CISO, including in the form of written reports and presentations. Our CISO and audit committee also provide cybersecurity-related updates to the full board of directors three times per year, including regarding recent developments, evolving standards, metrics about cyber threat response preparedness, program maturity milestones, material cybersecurity risks and risk mitigation status, and the current and emerging threat landscape. We also have implemented controls and procedures that provide for the communication of material cybersecurity incidents to our Chief Executive Officer, Chief Financial Officer, and Chief Legal Officer, as well as to our audit committee and/or to our full board of directors on a timely basis.
Our CISO is primarily responsible for our cybersecurity risk management program and partners with our legal team on data privacy matters at the management level. Our CISO has over 25 years of experience in various technology leadership positions across multiple industries including finance, healthcare and technology. He has held leadership positions specifically in the information security space since 2011 at four publicly traded companies. The CISO’s leadership team members are all seasoned information security professionals who have worked at some of the largest well-known brand names and are experts in their fields. Our CISO monitors, and participates in, our various cybersecurity policies and procedures, and our cybersecurity team regularly updates our CISO on the current status of the cybersecurity environment, and cybersecurity incidents and actual or potential risks. Our CISO and his team provide regular updates to the management team and escalate events that require leadership’s attention.
Item 2. Properties.
Our corporate headquarters are located in San Francisco, California, where we occupy facilities totaling approximately 18,500 square feet under a lease agreement that expires in August 2024.
We also lease office space in Chicago, Illinois and rent working space in Luxembourg and Norway.
We may determine to either close, sublease, or relocate our offices. Or, we may procure additional space as we expand geographically or as we add employees. See “Note 5—Balance Sheet Components” of the notes to our consolidated financial statements included elsewhere in this Annual Report for additional information on our leased properties.
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
Holders of Record
As of January 31, 2024, there were approximately 1,280 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these record holders.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Upwork Inc. under the Securities Act or the Exchange Act.
The following graph shows a comparison from December 31, 2018 through December 31, 2023 of the cumulative total returns for our common stock, the NASDAQ Composite Index and the NASDAQ 100 Technology Index, respectively. The graph assumes $100 was invested at the market close on December 31, 2018 in the common stock of Upwork Inc. Such returns are based on historical results and are not intended to suggest future performance. The NASDAQ Composite Index and the NASDAQ 100 Technology Index assume reinvestment of any dividends.

Comparison of Cumulative Total Return of Upwork Inc.
$350
$300
$250
$200
$150
$100
$50
$0
12/31/18
03/31/19
06/30/19
09/30/19
12/31/19
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
03/31/23
06/30/23
09/30/23
12/31/23
NASDAQ Composite
NASDAQ 100 Technology
Upwork Inc.

Recent Sales of Unregistered Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
In November 2023, our board of directors authorized the repurchase of up to $100.0 million of shares of our outstanding common stock. The Share Repurchase Program has no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason. There was no share repurchase activity during the quarter ended December 31, 2023.
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
Overview
Business
Independent talent is an increasingly sought-after, critical, and expanding segment of the global workforce. We operate the world’s largest work marketplace that connects businesses with independent talent from across the globe, as measured by GSV. GSV represents the total amount that clients spend on our offerings as well as additional fees we charge to talent and clients for other services. Talent includes independent professionals and agencies of varying sizes. Clients on our work marketplace range in size, from independent professionals and small businesses to Fortune 100 companies. With customers in over 180 countries, our work marketplace enabled $4.1 billion of GSV for the year ended December 31, 2023. For purposes of determining countries where we enable GSV, we include both the countries in which the clients that paid for the applicable services are located, as well as the countries in which talent that provided those services are located.
As a global work marketplace that connects talent and clients regardless of their location, our GSV originates from around the world. Of the $4.1 billion of GSV enabled on our work marketplace in 2023, approximately 26% was generated from U.S. talent, which was our largest talent geography in each of 2023, 2022, and 2021, as measured by GSV, while talent in India and the Philippines remained our next largest talent geographies in all three years. Of the $4.1 billion and $3.5 billion of GSV enabled on our work marketplace in 2022 and 2021, respectively, approximately 26% and 25% was generated from talent in the United States in each year, respectively.
Approximately 69% of our GSV in 2023 was generated from U.S. clients, compared to approximately 68% and 66% of GSV in 2022 and 2021, respectively, with clients in no other country representing more than 10% of our GSV in any such year.
In 2023, we changed the name of our Upwork Enterprise offering to Enterprise Solutions. Concurrently, to align with customer needs and internal decision-making, we combined Enterprise Solutions and Managed Services into a suite of Enterprise offerings. In order to conform to the current period presentation as of December 31, 2023, we present revenue from Enterprise Solutions and Managed Services together as Enterprise revenue in prior periods and no longer report revenue from our Enterprise Solutions offering in Marketplace revenue and Marketplace take rate.
We generate revenue from both talent and clients of our Marketplace and Enterprise offerings. Revenue is primarily generated from talent service fees, and to a lesser extent, client marketplace fees. We also generate revenue from fees for premium offerings, including our Upwork Payroll offering, as well as purchases of Connects, talent memberships, and other services, such as foreign currency exchange when clients choose to pay in currencies other than the U.S. dollar.
Financial Highlights for 2023
In 2023, we implemented a number of initiatives that positively impacted our financial results, including increasing the number of Connects needed by talent to bid on projects, deploying ads products on our work marketplace, introducing a contract initiation fee in April 2023 for clients on our Marketplace offering, and retiring the tiered service fee structure in May 2023 for talent working with clients on our Marketplace offering in favor of a flat fee. These initiatives, along with others, resulted in an increase to Marketplace revenue of $67.8 million, or 13%, for the year ended December 31, 2023, compared to 2022.
In 2023, we implemented a number of cost-saving measures, including reducing our investments in brand marketing, vendor spend, and other non-personnel costs. Additionally, in light of the challenging macroeconomic conditions as well as our efforts to reduce spend and streamline operations, we implemented a reduction of our workforce in May 2023 representing approximately 15% of full-time employees, largely in our sales team, and we also reduced a smaller percentage of independent team members. As a result, we generated net income of $46.9 million in 2023 compared to a net loss of $89.9 million in 2022. Our adjusted EBITDA was $73.1 million in 2023, as compared to adjusted EBITDA loss of $4.0 million in 2022. We expect these measures will continue to positively impact net income and adjusted EBITDA in 2024. Adjusted EBITDA is not prepared in accordance with, and is not an alternative to, financial measures prepared in accordance with generally accepted accounting principles in the United States, which we refer to as U.S. GAAP. See “Key Financial and Operational Metrics—Non-GAAP Financial Measures” below for a definition of adjusted EBITDA and for information regarding our use of adjusted EBITDA and a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable financial measure prepared under U.S. GAAP.
Key Financial and Operational Metrics
We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.
Our key metrics were as follows as of or for the periods presented:

	As of or for the Year Ended December 31,
(In thousands, except GSV per active client and percentages)	2023	% Change	2022	% Change	2021	% Change
GSV	$4,142,252	1%	$4,104,891	16%	$3,546,774	41%
Marketplace revenue (1)	$586,099	13%	$518,282	21%	$427,476	37%
Marketplace take rate (1)	15.4%	1.6%	13.8%	0.6%	13.2%	(0.4)%
Net income (loss)	$46,887	*	$(89,885)	60%	$(56,240)	*
Adjusted EBITDA (2)	$73,134	*	$(4,029)	*	$19,127	36%
Active clients	851	5%	814	6%	771	22%
GSV per active client	$4,867	(4)%	$5,045	10%	$4,599	15%
*Not meaningful
(1)In order to conform to the current period presentation as of December 31, 2023, we present revenue from Enterprise Solutions and Managed Services together as Enterprise revenue in prior periods and no longer report revenue from our Enterprise Solutions offering in Marketplace revenue and Marketplace take rate.
(2)Adjusted EBITDA is not prepared in accordance with, and is not an alternative to, financial measures prepared in accordance with U.S. GAAP. See “—Non-GAAP Financial Measures” below for the definition of adjusted EBITDA and for information regarding our use of adjusted EBITDA and a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable financial measure prepared under U.S. GAAP.
As discussed below with respect to each key metric, we believe these key financial and operational metrics are useful to evaluate period-over-period comparisons of our business and in understanding our operating results, and management uses these metrics to track our performance. We expect our key metrics may fluctuate between periods due to a number of factors, including changing macroeconomic conditions; the number of Sundays (i.e., the day we have the contractual right to bill and recognize revenue for the majority of our talent service fees each week) in any given period; the lapping of significant launches of new products, pricing changes, and other monetization efforts; and ongoing efforts to improve processes on our work marketplace, including project proposals and purchases of Connects, among others. For a discussion of limitations in the measurement of our key financial and operational metrics, see “Risk Factors—We track certain performance metrics with internal tools and do not independently verify such metrics. Certain of our performance metrics may not accurately reflect certain details of our business, are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.”
Gross Services Volume (GSV)
GSV is an important metric because it represents the amount of business transacted through our work marketplace. The primary component of GSV is client spend, which we define as the total amount that clients spend on our offerings. GSV also includes fees charged to talent and clients, such as for transacting payments through our work marketplace, purchases of Connects, talent memberships, and foreign currency exchange.
Growth in the number of active clients and GSV per active client are the primary drivers of GSV. We derive a substantial portion of our GSV and revenue from small- and medium-sized businesses.

Marketplace Revenue
Marketplace revenue is the primary driver of our business, and we believe it provides comparability to other online marketplaces. Marketplace revenue represents the majority of our revenue and is derived from our Marketplace offerings, which include all offerings other than our Enterprise offerings—Enterprise Solutions, previously referred to as Upwork Enterprise, and Managed Services. We generate Marketplace revenue from both talent and clients. Marketplace revenue is primarily generated from talent service fees, and to a lesser extent, client marketplace fees. We also generate Marketplace revenue from fees for premium offerings, such as our Upwork Payroll offering, as well as purchases of Connects, talent memberships, and other services, such as foreign currency exchange when clients choose to pay in currencies other than the U.S. dollar. In order to conform to the current period presentation as of December 31, 2023, we present revenue from Enterprise Solutions and Managed Services together as Enterprise revenue in prior periods and no longer report revenue from our Enterprise Solutions offering in Marketplace revenue.
Our Marketplace revenue is primarily generated from the service fees paid by talent as a percentage of the total amount talent charges clients for services accessed on our Marketplace offering. Therefore, Marketplace revenue is correlated to GSV, and we believe that our Marketplace revenue will grow as GSV grows, although they could grow at different rates. For a discussion of how we measure and evaluate the correlation between Marketplace revenue and Marketplace GSV, see “—Marketplace Take Rate” below.
Marketplace Take Rate
Marketplace take rate measures the correlation between Marketplace revenue and Marketplace GSV and is calculated by dividing Marketplace revenue by Marketplace GSV. Marketplace take rate is an important metric because it is the key indicator of how well we monetize spend on our work marketplace from our Marketplace offerings. In order to conform to the current period presentation as of December 31, 2023, we present revenue from Enterprise Solutions and Managed Services together as Enterprise revenue in prior periods and no longer report revenue and GSV from our Enterprise Solutions offering in Marketplace take rate.
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
Cohort Analysis
Client Spend by Annual Client Cohort
Our growth has been driven, in significant part, by retaining client spend from existing clients as we grow our client base. As illustrated in the chart below, we have been able to retain client spend over long periods of time with clients in historical cohorts continuing to spend meaningfully on our work marketplace. A client belongs to an annual cohort based on the date of first spend activity with talent. For example, the 2023 cohort includes all clients that had their first spend activity with talent between January 1, 2023 and December 31, 2023. For the years ended December 31,

2023, 2022, and 2021, client spend from new client cohorts was $556.3 million, $507.6 million, and $537.9 million, respectively.
Components of Our Results of Operations
Revenue
Marketplace Revenue. Marketplace revenue is primarily generated from talent service fees, and to a lesser extent, client marketplace fees.
We generate Marketplace revenue from talent of our Marketplace offerings. Prior to May 2023, we had a tiered talent service fee schedule based on cumulative lifetime billings by talent to each client. In May 2023, we retired the tiered service fee structure for talent working with clients on our Marketplace offerings—ranging from 5% to 20%—in favor of a simplified flat fee of 10%. This change took effect for new contracts and existing contracts that would have otherwise been subject to a 20% fee under the former tiered service fee model. Contracts under the former tiered service fee model that had a 5% fee retained that rate for those contracts through the end of 2023. We recognize revenue on Sunday of each week for the majority of our talent service fees as that is the day we have the contractual right to bill talent for the service fees. To a lesser extent, we also generate revenue from talent through purchases of Connects, membership fees, and withdrawal and other fees.
In addition, we generate Marketplace revenue from clients of our Marketplace offerings, whereby we charge a client marketplace fee of 5% on each transaction—or 3% if paid via ACH for eligible clients. In April 2023, we introduced a contract initiation fee for clients on our Marketplace offerings. To a lesser extent, we also generate revenue from clients through foreign currency exchange fees when clients choose to pay in currencies other than the U.S. dollar and from interest earned on funds held on behalf of customers.
One of our premium offerings, Upwork Payroll, is available to clients when talent are classified as employees for engagements on our work marketplace. We work with unrelated third-party staffing providers that provide employment services to such clients.
Enterprise Revenue. Enterprise offers two lines of service—Enterprise Solutions and Managed Services.
Our Enterprise Solutions offering includes access to additional product features, premium access to top talent, professional services, custom reporting, and flexible payment terms. Revenue from our Enterprise Solutions offering includes all client fees, subscriptions, and talent service fees. For our Enterprise Solutions offering, we charge clients a monthly or annual subscription fee and a service fee calculated as a percentage of the client’s spend on talent services, in addition to a 10% service fee paid by talent. Additionally, clients of our Enterprise Solutions offering can also subscribe to a compliance service that includes worker classification services for an additional fee and may also choose to use our work marketplace to engage talent that were not originally sourced through our work marketplace for a lower fee percentage.
Through our Managed Services offering, we are responsible for providing services and engaging talent directly or as employees of third-party staffing providers to perform services for clients on our behalf. The talent providing services in connection with our Managed Services offering include independent talent and agencies of varying sizes. Under U.S. GAAP, we are deemed to be the principal in these Managed Services arrangements and therefore recognize the entire GSV of Managed Services projects as Managed Services revenue, as compared to recognizing only the percentage of the client spend that we receive, as we do with our Marketplace and Enterprise Solutions offerings.
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
Gross Profit and Gross Margin. Our gross profit and gross margin may fluctuate from period to period. Such fluctuations may be influenced by our revenue, the mix of payment methods that our clients choose, the timing and amount of investments to expand hosting capacity, our continued investments in our services and support teams, the timing and amounts paid to talent in connection with our Managed Services offering, and the amortization expense associated with capitalized internal-use software and platform development costs. In addition, gross margin will be impacted by fluctuations in our revenue mix between Marketplace revenue and Enterprise revenue. We expect gross profit to increase in absolute dollars in future periods, although gross margin, expressed as a percentage of total revenue, may vary from period to period.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income that we earn from our operating investments, namely our deposits in money market funds and investments in marketable securities, interest expense on our outstanding borrowings, as well as gains and losses from foreign currency exchange transactions.
Income Tax Provision
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
Results of Operations
The following table sets forth our consolidated results of operations for the years ended December 31, 2023, 2022, and 2021:

(In thousands)	2023	2022	2021
Revenue:
Marketplace (1)	$586,099	$518,282	$427,476
Enterprise (1)	103,037	100,036	75,321
Total revenue	689,136	618,318	502,797
Cost of revenue (2)	170,450	160,402	135,508
Gross profit	518,686	457,916	367,289
Operating expenses
Research and development (2)	177,363	154,553	119,083
Sales and marketing (2)	220,681	246,882	183,294
General and administrative (2)	118,925	123,952	113,081
Provision for transaction losses	12,977	25,153	6,048
Total operating expenses	529,946	550,540	421,506
Loss from operations	(11,260)	(92,624)	(54,217)
Other income (expense), net	60,137	3,275	(1,901)
Income (loss) before income taxes	48,877	(89,349)	(56,118)
Income tax provision	(1,990)	(536)	(122)
Net income (loss)	$46,887	$(89,885)	$(56,240)

(1) In order to conform to the current period presentation as of December 31, 2023, we present revenue from Enterprise Solutions and Managed Services together as Enterprise revenue in prior periods and no longer report revenue from our Enterprise Solutions offering in Marketplace revenue.

(2) Includes stock-based compensation expense as follows:

Cost of revenue	$1,900	$1,356	$794
Research and development	28,006	26,881	16,232
Sales and marketing	14,030	11,511	5,923
General and administrative	30,259	35,753	30,643
Total	$74,195	$75,501	$53,592

A discussion regarding our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operation” included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 16, 2023.
Comparison of the Years Ended December 31, 2023 and 2022
Revenue

	Year Ended December 31,		Change
(In thousands, except percentages)	2023	2022	$	%
Marketplace (1)	$586,099	$518,282	67,817	13%
Percentage of total revenue (1)	85%	84%
Enterprise (1)	$103,037	$100,036	3,001	3%
Percentage of total revenue (1)	15%	16%
Total revenue	$689,136	$618,318	$70,818	11%
(1) In order to conform to the current period presentation as of December 31, 2023, we present revenue from Enterprise Solutions and Managed Services together as Enterprise revenue in prior periods and no longer report revenue from our Enterprise Solutions offering in Marketplace revenue.
For the year ended December 31, 2023, GSV remained relatively flat at $4.1 billion, as compared to 2022. The number of active clients increased 5% as of December 31, 2023 compared to December 31, 2022, driven by growth in acquisition of new clients. As a result, our GSV per active client decreased 4% as of December 31, 2023 compared to December 31, 2022.
For the year ended December 31, 2023, total revenue was $689.1 million, representing an increase of $70.8 million, or 11%, as compared to 2022. In 2023, we implemented a number of initiatives that positively impacted Marketplace revenue and Marketplace take rate, including modifying existing offerings and other services and features. Specifically, we increased the number of Connects needed by talent to bid on projects, deployed ads products on our work marketplace, introduced a contract initiation fee in April 2023 for clients on our Marketplace offering, and in May 2023, retired the tiered service fee structure for talent working with clients on our Marketplace offering—ranging from 5% to 20%—in favor of a flat fee of 10%. As a result, for the year ended December 31, 2023, Marketplace revenue represented 85% of total revenue and increased by $67.8 million, or 13%, as compared to 2022. Marketplace revenue growth was primarily driven by increases in revenue from client marketplace fees, Connects, and talent service fees. Overall, these factors caused Marketplace revenue to grow at a faster rate than GSV from our Marketplace offerings, which caused Marketplace take rate to increase to 15.4%, as compared to 13.8% in 2022. We expect these factors will cause Marketplace revenue and Marketplace take rate to continue to increase in 2024.
Enterprise revenue represented 15% of total revenue for the year ended December 31, 2023 and increased by $3.0 million, or 3%, as compared to 2022, due to increased revenue from our Enterprise Solutions and Managed Services offerings. We intend to focus on efforts to attract new clients, as well as talent that meet the criteria sought by such clients. As a result of these efforts, we expect Enterprise revenue to increase in 2024.
Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
(In thousands, except percentages)	2023	2022	$	%
Cost of revenue	$170,450	$160,402	$10,048	6%
Total gross margin	75%	74%
For the year ended December 31, 2023, cost of revenue increased by $10.0 million, or 6%, as compared to 2022, primarily as a result of increases in payment processing fees of $3.2 million, cost of talent services to deliver Managed Services of $2.6 million primarily driven by new spend from existing clients of our Managed Services offering, amortization expense associated with capitalized internal-use software and platform development costs of $1.9 million, and hosting fees and other software costs of $1.8 million.

We expect cost of revenue to increase in future periods as we continue to support growth on our work marketplace. Amounts paid to talent in connection with our Managed Services offering are tied to the volume of managed services used by our clients. The level and timing of these items could fluctuate and affect our cost of revenue in the future. We expect the pricing changes that we have made over the past twelve months will continue to positively impact gross margin in 2024.
Research and Development

	Year Ended December 31,		Change
(In thousands, except percentages)	2023	2022	$	%
Research and development	$177,363	$154,553	$22,810	15%
Percentage of total revenue	26%	25%
In 2023, we focused our investment in research and development on the quality and adoption of our current offerings and products. Specifically, we increased the size of our research and development workforce, enhanced platform functionality, and built new product features. As a result, for the year ended December 31, 2023, research and development expense increased by $22.8 million, or 15%, as compared to 2022, driven by increases in personnel-related costs of $28.4 million and software costs of $3.5 million, as compared to 2022. These increases were partially offset by $7.2 million of incremental internal-use software and platform development costs that we capitalized during the year ended December 31, 2023, as compared to 2022. Additionally, during the year ended December 31, 2022, we incurred approximately $2.7 million of research and development expense related to our humanitarian response efforts in response to the war in Ukraine.
We intend to increase our investment in research and development to further enhance our platform, including the quality of our offerings, and to build new features, in particular, with a focus on machine learning and generative artificial intelligence. As a result, we expect research and development expense to increase in absolute dollars in future periods, although this expense, expressed as a percentage of total revenue, may vary from period to period.
Sales and Marketing

	Year Ended December 31,		Change
(In thousands, except percentages)	2023	2022	$	%
Sales and marketing	$220,681	$246,882	$(26,201)	(11)%
Percentage of total revenue	32%	40%
In 2023, we implemented a number of cost-saving measures, including reducing our investments in brand marketing, vendor spend, and other non-personnel costs. We also reduced our investments in sales, including slowing our Enterprise sales hiring pace, as compared to 2022. As a result, for the year ended December 31, 2023, sales and marketing expense decreased by $26.2 million, or 11%, as compared to 2022, driven primarily by reductions in marketing and advertising expense of $39.1 million. This decrease was partially offset by increases in personnel-related costs of $10.4 million, as we continue to invest in opportunities for growth. We also implemented a reduction of our workforce in May 2023, resulting in employee severance and benefit costs of $2.5 million, largely in our sales team, during the year ended December 31, 2023.
As a result of our reduced investment in brand marketing, the reduction of our workforce, and other cost-saving measures implemented in 2023, we expect sales and marketing expense to decrease in 2024.

General and Administrative

	Year Ended December 31,		Change
(In thousands, except percentages)	2023	2022	$	%
General and administrative	$118,925	$123,952	$(5,027)	(4)%
Percentage of total revenue	17%	20%
For the year ended December 31, 2023, general and administrative expense decreased by $5.0 million, or 4%, as compared to 2022. This decrease was primarily due to lower expense related to indirect taxes of $5.8 million, as compared to 2022. Additionally, in 2022, we incurred approximately $1.3 million of general and administrative expense related to our humanitarian response efforts and charitable donations related to the war in Ukraine. These reductions in expense were partially offset by an increase in software costs of $1.4 million during the year ended December 31, 2023, as compared to 2022.
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
Provision for Transaction Losses

	Year Ended December 31,		Change
(In thousands, except percentages)	2023	2022	$	%
Provision for transaction losses	$12,977	$25,153	$(12,176)	(48)%
Percentage of total revenue	2%	4%
In 2023, we continued to enhance our trust and safety measures. As a result, for the year ended December 31, 2023, provision for transaction losses decreased by $12.2 million, or 48%, as compared to 2022, and represented approximately 2% of revenue, as compared to 4% in 2022. We continue to closely monitor this activity and maintain a number of measures designed to mitigate transaction losses going forward.
Other Income, Net

	Year Ended December 31,		Change
(In thousands, except percentages)	2023	2022	$	%
Other income, net	$60,137	$3,275	$56,862	*
*Not meaningful
For the year ended December 31, 2023, other income, net increased by $56.9 million, as compared to 2022, primarily driven by a gain on early extinguishment of debt of $38.9 million related to the Note Repurchases, increases in interest income of $16.5 million primarily due to higher interest rates from our marketable securities, and lower interest expense as a result of the Note Repurchases, which lowered our outstanding debt balance in March 2023. See “Note 7—Debt” of the notes to our consolidated financial statements included elsewhere in this Annual Report for additional information.
Income Tax Provision

	Year Ended December 31,		Change
(In thousands, except percentages)	2023	2022	$	%
Income tax provision	$(1,990)	$(536)	$1,454	*
*Not meaningful
For the year ended December 31, 2023, income tax provision increased by $1.5 million, as compared to the same period in 2022, primarily due to a year-over-year increase in our U.S. federal taxable income.

Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. GAAP, adjusted EBITDA is a non-GAAP measure that we believe is useful in evaluating our operating performance.
We define adjusted EBITDA as net income (loss) adjusted for stock-based compensation expense; depreciation and amortization; interest expense; other income (expense), net; income tax benefit (provision); and, if applicable, other non-cash transactions. Additionally, in response to the war in Ukraine, during the year ended December 31, 2022, we incurred certain incremental expenses associated with our humanitarian response efforts. These expenses are not representative of our ongoing operations, and, as a result, we excluded these costs from adjusted EBITDA for the year ended December 31, 2022. Adjusted EBITDA is not prepared in accordance with, and is not an alternative to, financial measures prepared in accordance with U.S. GAAP.
The following table presents a reconciliation of net income (loss), the most directly comparable financial measure prepared in accordance with U.S. GAAP, to adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Net income (loss)	$46,887	$(89,885)	$(56,240)
Add back (deduct):
Stock-based compensation expense	74,195	75,501	53,592
Depreciation and amortization	9,449	8,057	10,261
Other (income) expense, net (1)	(60,137)	(3,275)	1,901
Income tax provision	1,990	536	122
Other (2)(3)(4)	750	5,037	9,491
Adjusted EBITDA	$73,134	$(4,029)	$19,127
(1)During the year ended December 31, 2023, we recognized a gain on early extinguishment of debt of $38.9 million, which is included in other income (expense), net in the consolidated statement of operations and comprehensive income (loss). See “Note 7—Debt” of the notes to our consolidated financial statements included elsewhere in this Annual Report for additional information regarding the Notes.
(2)During each of the years ended December 31, 2023, 2022, and 2021, we incurred $0.8 million of expense related to our Tides Foundation warrant.
(3)During the year ended December 31, 2022, in response to Russia’s invasion of Ukraine, we incurred certain incremental expenses associated with our humanitarian response efforts. These expenses are not representative of our ongoing operations, and, as a result, we excluded these costs from adjusted EBITDA for the year ended December 31, 2022. These expenses consisted of (i) $1.4 million of special one-time bonuses to our team members in the region impacted by Russia’s invasion of Ukraine, (ii) $1.5 million of expenses incurred in connection with the relocation of our team members in the impacted region, (iii) $1.1 million of donations made to humanitarian aid organizations to support initiatives related to humanitarian response efforts in the impacted region, primarily to Direct Relief International, a humanitarian aid organization, and (iv) $0.4 million of payments of one-time service award bonuses (and associated taxes) to certain of our team members paid in recognition of contributions made by such team members to our humanitarian response efforts in the impacted region.
(4)During the year ended December 31, 2021, we incurred impairment charges of $8.7 million as a result of the execution of sublease agreements related to two of our operating leases. See “Note 5—Balance Sheet Components” of the notes to our consolidated financial statements included elsewhere in this Annual Report for additional information regarding the Notes.
We use adjusted EBITDA as a measure of operational efficiency. We believe that this non-GAAP financial measure is useful to investors for period-to-period comparisons of our business and in understanding and evaluating our operating results for the following reasons:
•adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as stock-based compensation expense; depreciation and amortization; interest expense; other income (expense), net; income tax benefit (provision); and, if applicable, other non-cash transactions that can vary substantially from company to company depending upon their financing, capital structures, and the method by which assets were acquired;
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
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents and marketable securities, including the net proceeds from the sale of the Notes. Our cash equivalents and marketable securities primarily consist of money market funds, commercial paper, treasury bills, corporate bonds, U.S. and foreign government securities, asset-backed securities, and other types of fixed income securities. The primary objective of our investment activities from operating investments is to preserve principal while maximizing income without significantly increasing risk. Since our inception, our business has consisted of the operation of an online work marketplace that connects businesses with independent talent from across the globe, and we do not make investments for trading or speculative purposes. As of December 31, 2023 and 2022, we had $79.6 million and $129.4 million in cash and cash equivalents, respectively. As of December 31, 2023 and 2022, we had $470.5 million and $557.2 million in marketable securities, respectively.
We believe our existing cash and cash equivalents, marketable securities, and cash flow from operations (in periods in which we generate cash flow from operations) will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital requirements and capital expenditure requirements. In the long term, our ability to support our working capital and capital expenditure requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support research and development efforts, the cost to host our work marketplace, the introduction of new offerings and services, the continuing market adoption of our work marketplace, any acquisitions or investments that we make in complementary businesses, products, and technologies, macroeconomic conditions, the number of shares of our common stock that we repurchase under our Share Repurchase Program, or the aggregate principal amount of our outstanding Notes that we repurchase, and our ability to obtain equity or debt financing. Our principal commitments consist of the Notes and obligations under our non-cancellable operating leases for office space. In March 2023, we sold $138.2 million of available-for-sale marketable securities to enable the Note Repurchases. Assuming the remaining Notes are not converted into our common stock, repurchased or redeemed prior to maturity, (i) annual interest expense relating to the Notes will be $2.7 million in each fiscal year through 2026 and (ii) principal in the amount of $361.0 million will be payable upon the maturity of the Notes on August 15, 2026. For additional information about our Notes, see the section below titled “—Convertible Senior Notes Due 2026.” As of December 31, 2023, our future lease commitments were $13.1 million (excluding adjustments for discount to present value), including $5.8 million for 2024.
In November 2023, our board of directors authorized the Share Repurchase Program, under which we may repurchase up to $100.0 million of shares of our outstanding common stock. Repurchases of our common stock under the Share Repurchase Program may be made from time to time on the open market (including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act), in privately negotiated transactions, or by other methods, at our discretion, and in accordance with applicable securities laws and other restrictions. The Share Repurchase Program has no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason. The Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the timing and amount of any repurchases will depend on market and business conditions. We had no share repurchase activity during the quarter ended December 31, 2023. On August 16, 2022, the Inflation Reduction Act of 2022, which we refer to as the Act, was signed into law. Under the Act, share repurchases after December 31, 2022 will be subject to a 1% excise tax. In addition, as market conditions warrant, we may, from time to time, repurchase additional outstanding Notes in the open market, in privately negotiated transactions, by tender offer, by exchange transaction, or otherwise. Such repurchases of Notes, if any, will depend on prevailing market conditions, our liquidity, and other factors, and may be commenced or suspended at any time. The amounts involved and total consideration paid may be material.
To the extent existing cash and cash equivalents, cash from marketable securities, and cash from operations (in periods in which we generate cash flow from operations) are insufficient to fund our working capital and capital expenditure requirements, or should we require additional cash for other purposes, we will need to raise additional funds. In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements, as we did with the offering of the Notes in 2021. If we raise additional funds by issuing equity or equity-linked securities, the ownership and economic interests of our existing stockholders will be diluted. If we raise additional financing by incurring additional indebtedness, we will be subject to additional debt service requirements and could also be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could also be unfavorable to our equity investors. There can be no assurances that we will be able to raise additional capital on terms we deem acceptable, or at all. The inability to raise additional capital as and when required would have an adverse effect, which could be material, on our results of operations, financial condition, and ability to achieve our business objectives.
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
Escrow Funding Requirements
As a licensed internet escrow agent, we offer escrow services to customers of our work marketplace and, as such, we are required to hold our customers’ escrowed cash and in-transit cash in trust as an asset and record a corresponding liability for escrow funds held on behalf of talent and clients on our balance sheet. We expect the balances of our funds held in escrow, including funds held in transit, and the related liability to grow as GSV grows and may vary from period to period. Escrow regulations require us to fund the trust with our operating cash to cover shortages due to the timing of cash receipts from clients for completed hourly billings. Talent submit their billings for hourly contracts to their clients on a weekly basis every Sunday, and the aggregate amount of such billings is added to escrow funds payable to talent on the same day. As of each Sunday of each week, we have not yet collected funds for hourly billings from clients as these funds are in transit. Therefore, in order to satisfy escrow funding requirements, every Sunday we fund the shortage of cash in trust with our own operating cash and typically collect this cash shortage from clients within the next several days. As a result, we expect our total cash and cash flows from operating activities to be impacted when a quarter ends on a Sunday. As of December 31, 2023 and 2022, funds held in escrow, including funds in transit, were $212.4 million and $161.5 million, respectively. Funds held in escrow are deposited in interest-bearing checking accounts.

Convertible Senior Notes Due 2026
The Notes were issued in August 2021, pursuant to and are subject to the terms and conditions of an indenture between us and Computershare Trust Company, National Association (as successor in interest to Wells Fargo Bank, National Association), as trustee, which is referred to as the Indenture. The Notes are senior, unsecured obligations and bear interest at a rate of 0.25% per year, payable semiannually in arrears, and are due August 15, 2026. Upon conversion, we have an option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock.
To consummate the Note Repurchases, in March 2023 we entered into separate, privately negotiated repurchase agreements with a limited number of institutional holders of the Notes to repurchase an aggregate of $214.0 million principal amount of the Notes for an aggregate cash payment of $170.8 million. As of December 31, 2023, $361.0 million aggregate principal amount of the Notes remain outstanding. We intend to use the remainder of the net proceeds from the offering for general corporate purposes, including marketing, brand awareness and sales, and which may include working capital, capital expenditures, and investments in and acquisitions of other companies, products or technologies that we may identify in the future. See “Note 7—Debt” of the notes to our consolidated financial statements included elsewhere in this Annual Report for additional information regarding the Notes.
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
The Capped Calls remain in effect notwithstanding the Note Repurchases.
Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2023, 2022, and 2021:

(In thousands)	2023	2022	2021
Net cash provided by operating activities	$27,221	$6,559	$10,836
Net cash provided by (used in) investing activities	88,270	(69,468)	(428,980)
Net cash provided by (used in) financing activities	(114,304)	6,082	537,739
Net change in cash, cash equivalents, and restricted cash (1)	$1,187	$(56,827)	$119,595
(1) Includes increases in funds held in escrow, including funds in transit of $50.9 million, $0.6 million, and $25.8 million during the years ended December 31, 2023, 2022, and 2021, respectively.
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
Net cash provided by operating activities during 2023 was $27.2 million, which resulted from net income of $46.9 million and non-cash charges of $45.1 million, offset by net cash outflows of $64.7 million from changes in operating assets and liabilities. The change in operating assets and liabilities primarily resulted from the increase in trade and client receivables due to December 31, 2023 falling on a Sunday. Due to fluctuations in revenue and the number of transactions on our work marketplace, coupled with fluctuations in the timing of cash receipts from clients, our trade and client receivables will likely continue to fluctuate in the future.
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
Investing Activities
Net cash provided by investing activities during 2023 was $88.3 million, which was primarily a result of proceeds from maturities of marketable securities of $648.8 million and proceeds from the sale of marketable securities of $165.0 million, including $143.7 million to enable the repurchase of a portion of the Notes, partially offset by investing $709.2 million in various marketable securities, as well as $12.7 million of internal-use software and platform development costs that we paid during the period, and $3.0 million purchase of an intangible asset.
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
Financing Activities
Net cash used in financing activities during 2023 was $114.3 million, which was driven by $171.3 million paid to consummate the Note Repurchases, including related fees to effect the Note Repurchases, partially offset by an increase in escrow funds payable of $50.9 million, proceeds received from our employee stock purchase plan of $4.1 million, and cash received from stock option exercises of $2.0 million.
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
Revenue Recognition
We generate revenue from talent and clients from our Marketplace and Enterprise offerings. We account for revenue in accordance with Topic 606. Revenue is recognized upon transfer of control of promised services to customers in an amount that reflects the consideration we expect to receive in exchange for those services.
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
We apply judgement in the application of the portfolio approach practical expedient to our arrangements with talent subject to tiered service fees, which includes estimating the standalone selling price of the material rights and the period of time over which to defer and recognize the consideration allocated to the material rights. Specifically, management applies judgement in assessing the continued appropriateness for the estimates, which include assessing the continued appropriateness of the methodology and relevant data inputs to estimate the likelihood and the period of time over which to defer and recognize the consideration allocated to the material rights. We utilize historical customer transaction data in developing these estimates. We recognize revenue related to the material rights based on our estimate of when the material rights are exercised, and adjust revenue for changes in estimates in the period of change on a cumulative catch-up basis.
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
Interest Rate Risk
Borrowings under the Notes have a fixed interest rate. As of December 31, 2023 and 2022, we had $361.0 million and $575.0 million aggregate principal amount of borrowings outstanding under the Notes, respectively.

Additionally, we are exposed to interest rate risk relating to our investment portfolio. The primary objective of our investment activities from operating investments is to preserve principal while maximizing income without significantly increasing risk. We do not make investments for trading or speculative purposes. Our portfolio’s fair value is relatively insensitive to interest rate changes.
We also earn interest on funds held on behalf of customers that we hold on our consolidated balance sheets as funds held in escrow, including funds in transit. Because these balances are highly liquid, their fair value is relatively insensitive to interest rate changes.
We do not believe that a hypothetical increase or decrease in interest rates of 100 basis points would have a material impact on our operating results or financial condition.
Foreign Currency Risk
Our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. In addition to the U.S. dollar, we offer clients the option to settle invoices denominated in the U.S. dollar in the following currencies: Euro, British Pound, Australian dollar, Canadian dollar, Singapore dollar, South African rand, New Zealand dollar, Polish zloty, Swiss franc, Norwegian krone, Danish krone, Swedish krona, Turkish lira, Japanese yen, and Hong Kong dollar. When clients make payments in one of these currencies, we are exposed to foreign currency risk during the period between when payment is made and when the payment amounts settle. To mitigate this risk, we may enter into forward contracts or secure foreign currency exchange rates for certain durations with financial institutions. As such, the impact of foreign currency exchange rate fluctuations to our operating results have been immaterial to date.

Item 8. Financial Statements and Supplementary Data.

The supplementary financial information required by this item is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Upwork Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Upwork Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income (loss), of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition - Estimation of Standalone Selling Price of the Talent Material Rights and the Period of Time Over Which to Defer and Recognize the Consideration Allocated to the Material Rights
As described in Notes 2 and 12 to the consolidated financial statements, the Company charges talent a service fee as a percentage of talent billings primarily using a tiered service fee model based on cumulative lifetime billings by talent to each client. The Company recorded total revenue of $689.1 million for the year ended December 31, 2023, of which $369.9 million related to revenue from talent. Certain of the Company's contracts with talent contain multiple performance obligations in the event management determines a material right exists. Specifically, the arrangements with talent subject to tiered service fees include contract renewal options that represent a material right. For such arrangements, management allocates revenue to each performance obligation based on its relative standalone selling price by applying the portfolio approach practical expedient under Topic 606. Standalone selling prices for offerings subject to tiered service fees are estimated based on observable transactions when these services are sold on a standalone basis. Standalone selling price for a material right is estimated by determining the discount that the talent would obtain when exercising the option, adjusted for the likelihood that the option will be exercised. Management applies significant judgment in the application of the portfolio approach practical expedient, which includes estimating the standalone selling price of the material rights and the period of time over which to defer and recognize the consideration allocated to the material rights. Specifically, management applied significant judgment in assessing the appropriateness of the model for the estimates, which includes assessing the appropriateness of the methodology and relevant data inputs to (i) estimate the standalone selling price of the material rights, which includes the standalone selling price of the services when sold separately and the likelihood of exercise of the material rights, and (ii) estimate the period of time over which to defer and recognize the consideration allocated to the material rights. Management utilized historical user transaction data in developing the estimates. The Company recognizes revenue related to the material rights based on management's estimate of when the material rights are exercised.
The principal considerations for our determination that performing procedures relating to revenue recognition, specifically the estimation of standalone selling price of the talent material rights and the period of time over which to defer and recognize the consideration allocated to the material rights, is a critical audit matter are the significant judgment by management in assessing the appropriateness of the model, methodology and relevant data inputs to estimate the standalone selling price of the material rights, and the period of time over which to defer and recognize the consideration allocated to the material rights. This in turn led to significant auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management's determination of the standalone selling price of the services when sold separately, the likelihood of exercise of the material rights, and the period of time over which to defer and recognize the consideration allocated to the material rights.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including the assessment of the appropriateness of the model, methodology and relevant data inputs to estimate the material rights standalone selling price and the period of time over which to defer and recognize the consideration allocated to the material rights. These procedures also included, among others, (i) evaluating the appropriateness of management's model used in developing the estimates, the reasonableness of the selected methodology and relevant data inputs used in determining the standalone selling price of the services when sold separately and the likelihood of exercise of the material rights, and the period of time over which to defer and recognize the consideration allocated to the material rights, (ii) testing the completeness and accuracy of data inputs, and (iii) testing the mathematical accuracy of the model's calculations and the amounts recorded for the material rights in the consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 15, 2024
We have served as the Company’s auditor since 2016.

UPWORK INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2023 and 2022

(In thousands, except share and per share data)	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$79,641	$129,384
Marketable securities	470,457	557,230
Funds held in escrow, including funds in transit	212,387	161,457
Trade and client receivables – net of allowance of $5,141 and $12,464 as of December 31, 2023 and 2022, respectively	103,061	64,888
Prepaid expenses and other current assets	17,825	17,947
Total current assets	883,371	930,906
Property and equipment, net	27,140	22,063
Goodwill	118,219	118,219
Intangible assets, net	3,048	—
Operating lease asset	4,333	7,603
Other assets, noncurrent	1,430	1,454
Total assets	$1,037,541	$1,080,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,063	$7,549
Escrow funds payable	212,387	161,457
Accrued expenses and other current liabilities	58,192	53,611
Deferred revenue	17,361	25,075
Total current liabilities	293,003	247,692
Debt, noncurrent	356,087	564,261
Operating lease liability, noncurrent	6,088	11,177
Other liabilities, noncurrent	1,288	8,236
Total liabilities	656,466	831,366
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.0001 par value; 490,000,000 shares authorized as of December 31, 2023 and 2022; 137,272,754 and 132,368,265 shares issued and outstanding as of December 31, 2023 and 2022, respectively	14	13
Additional paid-in capital	674,918	592,900
Accumulated other comprehensive income (loss)	205	(3,085)
Accumulated deficit	(294,062)	(340,949)
Total stockholders’ equity	381,075	248,879
Total liabilities and stockholders’ equity	$1,037,541	$1,080,245
The accompanying notes are an integral part of these consolidated financial statements.

UPWORK INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2023, 2022, and 2021

(In thousands, except per share data)	2023	2022	2021
Revenue	$689,136	$618,318	$502,797
Cost of revenue	170,450	160,402	135,508
Gross profit	518,686	457,916	367,289
Operating expenses
Research and development	177,363	154,553	119,083
Sales and marketing	220,681	246,882	183,294
General and administrative	118,925	123,952	113,081
Provision for transaction losses	12,977	25,153	6,048
Total operating expenses	529,946	550,540	421,506
Loss from operations	(11,260)	(92,624)	(54,217)
Other income (expense), net	60,137	3,275	(1,901)
Income (loss) before income taxes	48,877	(89,349)	(56,118)
Income tax provision	(1,990)	(536)	(122)
Net income (loss)	$46,887	$(89,885)	$(56,240)

Net income (loss) per share:
Basic	$0.35	$(0.69)	$(0.44)
Diluted	$0.06	$(0.69)	$(0.44)

Weighted-average shares used to compute net income (loss) per share, basic and diluted
Basic	134,774	130,518	127,164
Diluted	137,263	130,518	127,164

Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) on marketable securities, net	$3,290	$(2,557)	$(547)
Total comprehensive income (loss)	$50,177	$(92,442)	$(56,787)
The accompanying notes are an integral part of these consolidated financial statements.

UPWORK INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2023, 2022, and 2021

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
(In thousands, except share amounts)	Shares	Amount
Balances as of December 31, 2020	124,795,222	$12	$494,103	$19	$(194,824)	$299,310
Issuance of common stock upon exercise of stock options and common stock warrants	2,085,698	1	7,176	—	—	7,177
Stock-based compensation expense	—	—	53,671	—	—	53,671
Issuance of common stock for settlement of RSUs	1,865,444	—	1	—	—	1
Tides Foundation common stock warrant expense and other	—	—	749	—	—	749
Issuance of common stock in connection with employee stock purchase plan	384,114	—	4,789	—	—	4,789
Purchase of capped calls related to convertible senior notes	—	—	(49,393)	—	—	(49,393)
Unrealized loss on marketable securities	—		—	(547)	—	(547)
Net loss	—	—	—	—	(56,240)	(56,240)
Balances as of December 31, 2021	129,130,478	13	511,096	(528)	(251,064)	259,517
Issuance of common stock upon exercise of stock options	412,171	—	1,642	—	—	1,642
Stock-based compensation expense	—	—	75,618	—	—	75,618
Issuance of common stock for settlement of RSUs	2,553,300	—	—	—	—	—
Tides Foundation common stock warrant expense	—	—	750	—	—	750
Issuance of common stock in connection with employee stock purchase plan	272,316	—	3,794	—	—	3,794
Unrealized loss on marketable securities	—		—	(2,557)	—	(2,557)
Net loss	—	—	—	—	(89,885)	(89,885)
Balances as of December 31, 2022	132,368,265	13	592,900	(3,085)	(340,949)	248,879
Issuance of common stock upon exercise of stock options and common stock warrants	640,687	—	2,012	—	—	2,012
Stock-based compensation expense	—	—	75,175	—	—	75,175
Issuance of common stock for settlement of RSUs	3,665,021	1	—	—	—	1
Tides Foundation common stock warrant expense	—	—	750	—	—	750
Issuance of common stock in connection with employee stock purchase plan	598,781	—	4,081	—	—	4,081
Unrealized gain on marketable securities	—	—	—	3,290	—	3,290
Net income	—	—	—	—	46,887	46,887
Balances as of December 31, 2023	137,272,754	$14	$674,918	$205	$(294,062)	$381,075
The accompanying notes are an integral part of these consolidated financial statements.

UPWORK INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2023, 2022, and 2021

(In thousands)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$46,887	$(89,885)	$(56,240)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for transaction losses	8,673	23,306	5,178
Depreciation and amortization	9,449	8,057	10,261
Amortization of debt issuance costs	2,098	2,961	1,182
Amortization of premium (accretion of discount) of purchases of marketable securities, net	(14,430)	(1,486)	298
Amortization of operating lease asset	3,269	3,079	3,545
Tides Foundation common stock warrant expense	750	750	750
Stock-based compensation expense	74,195	75,501	53,592
Impairment expense	—	—	8,741
Gain on early extinguishment of debt	(38,945)	—	—
Changes in operating assets and liabilities:
Trade and client receivables	(47,663)	(20,230)	(24,610)
Prepaid expenses and other assets	146	(630)	(6,960)
Operating lease liability	(5,903)	(5,389)	(1,163)
Accounts payable	(2,513)	2,579	(1,445)
Accrued expenses and other liabilities	5,746	3,689	10,253
Deferred revenue	(14,538)	4,257	7,454
Net cash provided by operating activities	27,221	6,559	10,836
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(709,214)	(581,887)	(525,343)
Proceeds from maturities of marketable securities	648,800	521,152	102,500
Proceeds from sale of marketable securities	165,035	—	—
Purchase of an intangible asset	(3,000)	—	—
Purchases of property and equipment	(692)	(1,248)	(1,027)
Internal-use software and platform development costs	(12,659)	(7,485)	(5,110)
Net cash provided by (used in) investing activities	88,270	(69,468)	(428,980)
CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in escrow funds payable	50,930	645	25,771
Proceeds from exercises of stock options and common stock warrant	2,012	1,643	7,177
Proceeds from employee stock purchase plan	4,081	3,794	4,789
Net cash paid for early extinguishment of debt	(171,327)	—	—
Repayment of debt	—	—	(10,750)
Proceeds from issuance of convertible senior notes	—	—	575,000
Payment of debt issuance costs	—	—	(14,855)
Purchases of capped calls related to convertible senior notes	—	—	(49,393)
Net cash provided by (used in) financing activities	(114,304)	6,082	537,739
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	1,187	(56,827)	119,595
Cash, cash equivalents, and restricted cash—beginning of year	295,231	352,058	232,463
Cash, cash equivalents, and restricted cash—end of year	$296,418	$295,231	$352,058
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,982	$—	$—
Cash paid for interest	$1,321	$1,541	$373
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchased but not yet paid	$27	$—	$22
Internal-use software and platform development costs incurred but not yet paid	$215	$73	$106
The accompanying notes are an integral part of these consolidated financial statements.

UPWORK INC.
Notes to Consolidated Financial Statements
Note 1—Organization and Description of Business
Upwork Inc., which is referred to as the Company or Upwork, operates a work marketplace that connects businesses, which are referred to as clients, with independent talent. Independent talent on the Company’s work marketplace, which are referred to as talent, and, together with clients, as customers, include independent professionals and agencies of varying sizes and are an increasingly sought-after, critical, and expanding segment of the global workforce. The Company is incorporated in the state of Delaware and is currently headquartered in San Francisco, California.
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
In 2023, the Company changed the name of its Upwork Enterprise offering to Enterprise Solutions. Concurrently, to align with customer needs and internal decision-making, the Company combined Enterprise Solutions and Managed Services into a suite of Enterprise offerings. In order to conform to the current period presentation as of December 31, 2023, the Company presents revenue from Enterprise Solutions and Managed Services together as Enterprise revenue in prior periods and no longer reports revenue from its Enterprise Solutions offering in Marketplace revenue.
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
Restricted Cash
As of December 31, 2023 and 2022, the Company maintained restricted cash of $4.4 million related to cash reserve requirements under the escrow laws and regulations of the California Department of Financial Protection and Innovation and collateral for letters of credit issued in conjunction with operating leases. Short-term restricted cash included in prepaid expenses and other current assets was $3.6 million as of December 31, 2023 and 2022, and long-term restricted cash included in other assets, noncurrent was $0.8 million as of December 31, 2023 and 2022.

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

Funds Held in Escrow, Including Funds in Transit
The Company maintains its customers’ funds held in escrow in demand or interest-bearing checking accounts at U.S. financial institutions, as well as two California licensed money transmitters. The balance in these accounts was in excess of federally insured limits as of December 31, 2023 and 2022. Customers’ funds held in escrow are denominated exclusively in U.S. dollars.
The Company is an internet escrow agent and is therefore required to hold its customers’ escrowed funds and escrow funds in transit in trust as an asset and record a corresponding liability for escrow funds payable on its consolidated balance sheets. For this reason, funds held in escrow, including funds in transit, are restricted cash. Escrow funds in transit arise due to the time it takes to clear transactions through external payment networks. When clients fund their escrow account using credit cards, there is a clearing period before the cash is received and settled. Accordingly, the funds are treated as escrow funds in transit until the transaction is settled to the escrow trust bank account or, in the case of international credit card settlements, to the Company’s bank accounts. Escrow regulations require the Company to fund the trust with its own operating cash if there is ever a shortage due to the timing of cash receipts from clients for completed hourly billings. As of December 31, 2023 and 2022, the Company recorded $212.4 million and $161.5 million, respectively, as funds held in escrow, including funds in transit.
The below table reconciles cash, cash equivalents, and restricted cash as reported in the consolidated balance sheets to the total of the same amounts shown in the consolidated statements of cash flows for the years ended December 31, 2023, 2022, and 2021:

(In thousands)	2023	2022	2021
Cash and cash equivalents	$79,641	$129,384	$187,205
Restricted cash	4,390	4,390	4,040
Funds held in escrow, including funds in transit	212,387	161,457	160,813
Total cash, cash equivalents, and restricted cash as shown in the consolidated statement of cash flows	$296,418	$295,231	$352,058
Marketable Securities
The Company’s marketable securities consist of money market funds, commercial paper, treasury bills, corporate bonds, U.S. government securities, asset-backed securities, and other types of fixed income securities issued by foreign governments or entities and denominated in U.S. dollars, which have contractual maturities within 36 months from the date of purchase. The marketable securities are available for current operations and are classified as available-for-sale. These marketable securities are carried at estimated fair value with unrealized gains and losses, net of taxes, included within the stockholders’ equity section of the Company’s consolidated balance sheet.
The Company periodically assesses its portfolio of debt investments for impairment. For debt securities in an unrealized loss position, this assessment first takes into account the Company’s intent to sell, or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of these criteria are met, the debt security’s amortized cost basis is written down to fair value through other income (expense), net. For debt securities in an unrealized loss position that do not meet the aforementioned criteria, the Company assesses whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. In making this assessment, the Company considers factors such as the extent to which fair value is less than the amortized cost basis, the financial condition of the issuer, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss may exist, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recorded through other income (expense), net, limited by the amount that the fair value is less than the amortized cost basis. Any additional impairment not recorded through an allowance for credit losses is recognized in other comprehensive income (loss). Changes in the allowance for credit losses are reflected as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell are met. These changes are recorded in other income (expense), net. The Company determines realized gains or losses from the sale of marketable securities on a specific identification method and records such gains or losses in other income (expense), net within the Company’s consolidated statements of operations and comprehensive income (loss).

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

Escrow Funds Payable
Escrow funds payable represent customer funds that are held in escrow by the Company on behalf of both talent and clients. Escrow funds payable to talent are comprised primarily of funds available to be withdrawn by talent for work performed and paid by clients. Escrow funds payable to clients primarily represent deposits received from certain clients to set up an account or to apply toward future payments to talent upon completion of the project defined and agreed between the client and talent.
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
The Company did not have any clients that accounted for more than 10% of trade and client receivables as of December 31, 2023. One client accounted for more than 10% of trade and client receivables as of December 31, 2022. For the years ended December 31, 2023, 2022 and 2021, the Company did not have any clients that accounted for more than 10% of total revenue.
The Company is dependent upon third parties, such as Amazon Web Services, in order to meet the uptime and performance needs of its customers.
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, funds held in escrow, including funds in transit, marketable securities, trade and client receivables, prepaid and other current assets, escrow funds payable, and debt.
The Company believes that the carrying values of financial instruments approximate their fair values.
Trade and Client Receivables and Related Allowance for Expected Credit Losses
Trade and client receivables are primarily comprised of amounts receivable from clients for completed work, including amounts in transit. It also includes unbilled amounts due from clients primarily through the Company’s Managed Services offering. Trade and client receivables are recorded and stated at realizable value, net of an allowance for expected credit losses. Credit is extended generally without collateral to the Company’s clients of its Enterprise offerings based on an initial and ongoing evaluation of their financial condition and other factors. In aggregate, gross trade receivables were $24.8 million and $22.6 million and gross client receivables were $83.4 million and $54.7 million as of December 31, 2023 and 2022, respectively.
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

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

The following table presents the changes in the allowance for expected credit losses as of December 31, 2023, 2022, and 2021:

(In thousands)	2023	2022	2021
Allowance for expected credit losses, beginning balance	$12,464	$3,410	$1,661
Provision for expected credit losses	9,490	22,167	4,803
Amounts written off	(16,813)	(13,113)	(3,054)
Allowance for expected credit losses, ending balance	$5,141	$12,464	$3,410
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
The foreign currency forward contracts are recorded at fair value and, when in gain positions, are reported within prepaid expenses and other current assets. When in loss positions, the foreign currency forward contracts are recorded within accrued expenses and other current liabilities in the consolidated balance sheets. Gains or losses from changes in the fair value of these foreign currency forward contracts not designated as hedging instruments are recorded in other income (expense), net to offset the changes in the fair value of the underlying assets or liabilities being hedged.
The notional amounts associated with the Company’s foreign currency forward contracts as of December 31, 2023 and 2022 were $7.0 million and $7.2 million, respectively, none of which were designated as cash flow hedges. The carrying values of the foreign currency forward contracts approximated their fair values due to their relatively short settlement durations. The fair values of the Company’s outstanding foreign currency forward contracts not designated as hedging instruments as of December 31, 2023 and 2022 were not material. Gains on foreign currency forward contracts not designated as hedging instruments were $0.5 million for the year ended December 31, 2023. Losses on foreign currency forward contracts not designated as hedging instruments were $0.2 million for the year ended December 31, 2022. Losses on foreign currency forward contracts not designated as hedging instruments were $0.5 million for the year ended December 31, 2021.
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
Internal-Use Software and Platform Development Costs
The Company’s policy is to capitalize certain costs to develop its internal-use software and platform when (i) preliminary project planning is completed, (ii) the Company has committed project resourcing, and (iii) it is probable that the project will be completed and the software will be used as intended. Costs incurred for enhancements that are expected to result in additional significant functionality are also capitalized. Such costs are generally amortized on a straight-line basis over their estimated useful lives determined on a project-by-project basis, which historically has ranged between two to five years, beginning when the asset is ready for its intended use. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred. Amortization of capitalized internal-use software and platform development costs is allocated to functional expense categories based on headcount and the nature and intended use of the project.

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

Segment Information
The Company has one reportable segment. The Company’s chief operating decision maker is its President and Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.
Goodwill, Acquired Intangible and Other Long-Lived Assets
Goodwill represents the excess of the aggregate fair value of the consideration transferred over the fair value of the net tangible and identifiable intangible assets acquired in a 2014 business combination. Goodwill is not amortized, but rather is assessed for impairment at least annually, or more frequently if events and changes in circumstances indicate that its carrying amount may not be recoverable. The Company performs its annual impairment assessment during the fourth quarter of each calendar year based on a single reporting unit structure by comparing the carrying value of the reporting unit to its fair value. An impairment would occur if the carrying amount of a reporting unit exceeded the fair value of that reporting unit. For 2023, the Company conducted its goodwill impairment testing by performing step one of the quantitative assessment, of the two-step impairment model. The fair value was determined by the Company using quoted market prices of the Company’s common stock. The Company determined that the fair value of its reporting unit exceeded the carrying value, and, as such, the Company concluded that there was no impairment of goodwill at the impairment testing date. There has been no impairment of goodwill for any of the periods presented.
The Company’s intangible assets consist of an identifiable, finite-lived intangible asset, namely an assembled workforce, acquired as part of an asset acquisition in November 2023. The assembled workforce intangible asset is carried at cost, less accumulated amortization. The Company amortizes the assembled workforce intangible asset over its estimated useful life of two years, based on the pattern in which the economic benefits of the intangible asset is consumed, or the straight-line method when the pattern cannot be reliably determined. Amortization expense is included in research and development expense on the Company’s consolidated statement of operations and comprehensive income (loss).
The Company periodically reviews the remaining estimated useful lives of its long-lived tangible and amortizable intangible assets. If the estimated useful life assumption for any asset is changed, the remaining unamortized balance would be depreciated or amortized over the revised estimated useful life, on a prospective basis. Intangible amortization expense related to an assembled workforce is included in research and development expense in the Company’s statement of operations.
The Company’s long-lived assets consist of property and equipment and internal-use software and platform development costs.
The Company evaluates the recoverability of its long-lived assets, including identifiable intangible assets, for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If it is determined that the asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds the aggregate future undiscounted cash flows. When an impairment loss is recognized, the carrying amount of such assets is reduced to fair value.
Convertible Senior Notes
The Company accounts for the 0.25% convertible senior notes due 2026, which are referred to as the Notes, as a single liability measured at amortized cost. The carrying value of the liability equals the proceeds received from the issuance of the Notes less debt issuance costs. In March 2023, the Company entered into separate, privately negotiated repurchase agreements with a limited number of institutional holders of the Notes to repurchase for cash an aggregate of $214.0 million principal amount of the Notes for an aggregate cash payment of $170.8 million, which are collectively referred to as the Note Repurchases. See “Note 7—Debt” for additional information.

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

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

Revenue Recognition
In 2023, the Company changed the name of its Upwork Enterprise offering to Enterprise Solutions. Concurrently, to align with customer needs and internal decision-making, the Company combined Enterprise Solutions and Managed Services into a suite of Enterprise offerings. In order to conform to the current period presentation as of December 31, 2023, the Company presents revenue from Enterprise Solutions and Managed Services together as Enterprise revenue in prior periods and no longer reports revenue from its Enterprise Solutions offering in Marketplace revenue. The Company generates revenue from clients and talent from its Marketplace and Enterprise offerings. The Company accounts for revenue in accordance with FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which the Company adopted on December 31, 2019 effective as of January 1, 2019 using the modified retrospective method. Revenue is recognized upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services.
In the ordinary course of business, the Company makes payments to customers when those customers provide services in their capacity as vendors. These payments are for distinct services and are at fair value. These transactions are primarily with certain financial institutions that the Company uses as payment processors on the work marketplace. The Company accounts for the consideration payable to these customers in their capacity as vendors as a purchase of services from a vendor and records such payments in either cost of revenue or sales and marketing within the consolidated statements of operations and comprehensive income (loss).
Marketplace Offerings
The Company’s Marketplace revenue represents the majority of its revenue and is derived from its Marketplace offerings, which include all offerings other than the Enterprise offerings—Enterprise Solutions, previously referred to as Upwork Enterprise, and Managed Services. The Company generates Marketplace revenue from both talent and clients. Marketplace revenue is primarily generated from talent service fees, and to a lesser extent, client marketplace fees. The Company also generates Marketplace revenue from fees for premium offerings, such as its Upwork Payroll offering, as well as purchases of Connects, talent memberships, and other services, such as foreign currency exchange when clients choose to pay in currencies other than the U.S. dollar.
The Company earns fees from talent under its Marketplace offerings and associated premium offerings, which represent a single promise to provide continuous access (i.e., stand-ready performance obligation) to the Company’s work marketplace and site services. As each day of providing access to the work marketplace and site services (including, but not limited to, communication, invoicing, reporting, dispute resolution, and payment services) is substantially the same and talent simultaneously receive and consume the benefits as access is provided, the Company’s single promise is comprised of a series of distinct service periods. The Company allocates consideration to each distinct service period in which it has the contractual right to bill. The Company’s talent arrangements may include fixed and variable consideration, or a combination of the two, comprised of the following:
Service fees. Talent are provided access to the Company’s work marketplace to market their businesses, send proposals to and communicate with prospective clients, and, if engaged by a client, to perform specified services agreed between talent and clients, which are referred to as talent services. Talent charge clients on an hourly or a milestone basis for services rendered to clients through the Company’s work marketplace, which are referred to as talent billings. Prior to May 2023, the Company charged talent a service fee as a percentage of talent billings primarily using a tiered service fee model based on cumulative lifetime billings by talent to each client. In May 2023, the Company retired the tiered service fee structure for talent working with clients on its Marketplace offering— ranging from 5% to 20%—in favor of a simplified flat service fee of 10%. This change took effect on new contracts and existing contracts that would have otherwise been subject to a 20% fee under the tiered service fee model. Talent that had existing contracts with a 5% fee under the tiered service fee model retained that rate for those contracts through the end of 2023. Prior to this change, talent service fee arrangements subject to tiered service fees also included contract renewal options that represented a material right. The Company takes no responsibility for talent services, and therefore, does not control talent services. Additionally, talent and clients negotiate and agree upon the scope and the price for talent services directly with each other, and the Company is not a party to those agreements. Accordingly, for these arrangements, the Company presents revenue on a net basis, as an agent. The Company recognizes the service fees for each distinct service period when it has the contractual right to bill for the services.
Withdrawal fees. The Company charges withdrawal fees to talent when talent withdraw their escrow funds held by the Company. A withdrawal fee is charged for each withdrawal transaction, which represents variable consideration. The Company presents revenue from withdrawal fees on a gross basis as a principal and not net of the third-party payment processing costs incurred because the Company controls the payment processing

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

services prior to providing to the Company’s talent. The Company recognizes the withdrawal fees when transactions are processed, which is when it has the contractual right to bill for the services.
Membership fees. The Company charges membership fees to talent. These fees are fixed consideration and are charged monthly. The Company recognizes the revenue over the period of the membership, which is generally monthly, consistent with the common measure of progress for the entire performance obligation.
The Company charges fees to talent for the purchase of Connects, which are virtual tokens required for talent to bid on projects on the Company’s work marketplace. Connects represent a separate performance obligation. Connects fees represent fixed consideration and are allocated to and recognized in the distinct service period in which the Connects are used by talent.
Certain of the Company’s contracts with talent contain multiple performance obligations in the event the Company determines a material right exists. Specifically, prior to the shift to a simplified flat service fee in May 2023, the arrangements with talent subject to tiered service fees included contract renewal options that represent a material right. For such arrangements, the Company allocated revenue to each performance obligation based on its relative standalone selling price by applying the portfolio approach practical expedient under Topic 606. Standalone selling prices for offerings subject to tiered service fees were estimated based on observable transactions when these services were sold on a standalone basis. Standalone selling price for a material right was estimated by determining the discount that talent would obtain when exercising the option, adjusted for the likelihood that the option will be exercised. Significant judgment was applied in the application of the portfolio approach practical expedient, which included estimating the standalone selling price of the material rights and the period of time over which to defer and recognize the consideration allocated to the material rights. Specifically, management applied significant judgment in assessing the appropriateness of the model for the estimates, which included assessing the appropriateness of the methodology and relevant data inputs to (i) estimate the standalone selling price of the material rights, which included the standalone selling price of the services when sold separately and the likelihood of exercise of the material rights; and (ii) estimate the period of time over which to defer and recognize the consideration allocated to the material rights. The Company utilized historical customer transaction data in developing the estimates. The Company recognized revenue related to the material rights based on the Company’s estimate of when the material rights were exercised and adjusted revenue for changes in estimates in the period of change on a cumulative catch-up basis.
The Company earns fees from clients under the Marketplace offerings, which represents a single promise to provide continuous access (i.e., stand-ready performance obligation) to the Company’s work marketplace and site services. As each day of providing access to the work marketplace and site services is substantially the same and the client simultaneously receives and consumes the benefits as access is provided, the Company’s single promise under its Marketplace offering is comprised of a series of distinct service periods. The Company’s Marketplace offerings may include fixed and variable consideration, or a combination of the two, comprised of the following:
Client marketplace fees. The Company charges a client marketplace fee on a per-transaction basis and is considered variable consideration. Client marketplace fees are assessed on both fixed price and hourly contracts. The Company allocates client marketplace fees to each distinct service period based on the contractual right to bill. For fixed price contracts, the Company recognizes revenue when a client funds a contract, and for hourly contracts, the Company recognizes revenue at the end of the weekly billing period, which is when the Company has the contractual right to bill for the services. For client marketplace fees, the Company presents revenue on a gross basis as a principal and not net of the third-party payment processing costs incurred because the Company controls the services prior to providing to the Company’s clients.
Contract initiation fees. In April 2023, the Company introduced a contract initiation fee for clients on the Marketplace offering. The Company charges a contract initiation fee on new contracts between clients and talent, which is considered fixed consideration. The contract initiation fee is assessed on both fixed price and hourly contracts. The Company allocates the contract initiation fee to each distinct service period based on the contractual right to bill. For fixed price contracts, the Company recognizes revenue when a client initially funds a contract, and for hourly contracts, the Company recognizes revenue at the first weekly billing period, which is when the Company has the contractual right to bill for the services. For contract initiation fees, the Company presents revenue on a gross basis as a principal and not net of the third-party payment processing costs incurred because the Company controls the services prior to providing to the Company’s clients.
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

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

Upwork Payroll service fees. The Company charges clients using the Upwork Payroll offering when their talent are classified as employees for engagements on the Company’s work marketplace. The client enters into an Upwork Payroll agreement with the Company, and Upwork separately contracts with unrelated third-party staffing providers that provide employment services to such clients. In such arrangements, talent providing talent services to clients become employees of third-party staffing providers. In arrangements where clients enter into Upwork Payroll agreements, the Company charges Upwork Payroll service fees to clients and does not charge service fees to talent who are employees of the third-party staffing providers. Such service fees are variable consideration and charged as a fixed percentage of the total talent billings. Under an Upwork Payroll agreement, the Company provides the client access to the Upwork work marketplace to procure and manage talent services, as well as access to employment services provided by the third-party staffing providers. The Company presents Upwork Payroll service fees revenue on a net basis as an agent of the client for providing access to employment services provided by the third-party staffing providers. The Company does not control these employment services performed by the third-party on behalf of the client or for the services performed by talent that are employed by the third-party staffing providers. Therefore, the Company is not considered the principal for these services. The Company recognizes the service fees for each distinct service period when it has the contractual right to bill for the services.
Certain of the Company’s Marketplace offerings include revenue sharing arrangements under which the Company generates a revenue share as a percentage of the fees charged by certain financial institutions to talent for payment withdrawals. These arrangements are considered a single performance obligation comprised of variable consideration and are recognized over time based on transactions processed.
The Company earns interest on customer funds while they are held in escrow. The interest is considered variable consideration and is recognized when it is specified and earned from the financial institution.
Enterprise Offerings
The Company earns fees from talent under its Enterprise Solutions offering, previously referred to as Upwork Enterprise, which represents a single promise to provide continuous access (i.e., stand-ready performance obligation) to the Company’s work marketplace and site services. As each day of providing access to the work marketplace and site services is substantially the same and talent simultaneously receive and consume the benefits as access is provided, the Company’s single promise under its Enterprise Solutions offering is comprised of a series of distinct service periods. The Company allocates variable consideration to each distinct service period in which it has the contractual right to bill. These arrangements include variable consideration as follows:
Service fees. The Company provides talent access to the Upwork marketplace to perform talent services for clients. The Company charges talent a service fee as a percentage of talent billings. For service fees charged to talent, the Company presents revenue on a net basis, as an agent, for providing access to the Upwork marketplace as it does not control talent services provided to clients, and therefore the Company is not considered the principal for talent services. Additionally, talent and clients negotiate and agree upon the scope and the price for talent services directly with each other, and the Company is not a party to their agreement. The Company recognizes the service fees for each distinct service period in which it has the contractual right to bill for the services.
The Company earns fees from clients under its Enterprise Solutions and other premium offerings, each of which represent a single promise to provide continuous access (i.e., stand-ready performance obligation) to the Company’s work marketplace and site services. As each day of providing access to the work marketplace and site services is substantially the same and the client simultaneously receives and consumes the benefits as access is provided, the Company’s single promise under its Enterprise Solutions and other premium offerings is comprised of a series of distinct service periods. The Company allocates variable consideration to each distinct service period in which it has the contractual right to bill. These arrangements may include fixed and variable consideration, or a combination of the two, comprised of the following:
Client service fees. The Company offers clients access to the Company’s work marketplace to source talent in exchange for a client service fee calculated as a percentage of talent billings; these fees represent variable consideration. The Company recognizes the service fees for each distinct service period in which it has the contractual right to bill for the services.
Enterprise compliance service fees. The Company charges fees to clients of its Enterprise Compliance offering who engage the Company to provide services to determine whether talent should be classified as an employee or an independent contractor based on the scope of talent services agreed between the client and talent and other factors. The Company charges Enterprise Compliance service fees as a percentage of talent billings;

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

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
Upwork Payroll service fees. Upwork Payroll service fees are recognized on the same basis as described under the Marketplace offering and are variable consideration.
Under a Managed Services arrangement, the Company is responsible for providing services and engaging talent directly or as employees of third-party staffing providers to perform the services for clients on the Company’s behalf. These arrangements are generally time- and materials-based, and are invoiced on a monthly basis. These fees represent variable consideration. The Company controls and directs the services performed on behalf of talent and presents revenue on a gross basis as principal. As each day of providing Managed Services is substantially the same and the client simultaneously receives and consumes the benefits as services are provided, the Company’s single promise under its Managed Services offering is comprised of a series of distinct service periods. For Managed Services arrangements with clients, the Company allocates the variable amounts to each distinct service period within the series in which it has the contractual right to bill and recognizes revenue as each distinct service period is performed.
Deferred Revenue
Deferred revenue consists of amounts attributable to unexercised material rights related to arrangements with talent that were subject to tiered service fees. In May 2023, the Company retired its tiered service fee structure for talent and introduced a simplified flat service fee. With this change, the Company no longer allocates a portion of the transaction price to unexercised material rights. Deferred revenue also consists of subscription, membership, and Connects fees collected in advance of performing the service or the talent using the Connect.
Cost of Revenue
Cost of revenue consists primarily of the cost of payment processing fees, amounts paid to talent to deliver services for clients under our Managed Services offering, personnel-related costs for the Company’s services and support personnel, third-party hosting fees, and the amortization expense associated with capitalized internal-use software and platform development costs. The Company defines personnel-related costs as salaries, bonuses, benefits, travel and entertainment, and stock-based compensation costs for employees, and costs related to other service providers the Company engages to provide internal services to the Company.
Research and Development
Research and development expense primarily consists of personnel-related costs. Research and development costs are expensed as incurred, except to the extent that such costs are associated with internal-use software and platform development that qualify for capitalization.
Advertising Expense
Advertising costs are expensed as they are incurred, and are included in sales and marketing expense in the Company’s consolidated statement of operations. The Company incurred $83.2 million, $121.2 million, and $90.8 million in advertising expenses during the years ended December 31, 2023, 2022, and 2021, respectively.
Provision for Transaction Losses
Provision for transaction losses consists primarily of losses resulting from fraud and bad debt expense associated with our trade and client receivable balance and transaction losses associated with chargebacks. Provision for these items represent estimates of losses based on the Company’s actual historical incurred losses and other factors.
Stock-Based Compensation
The Company accounts for stock options with service and market-based conditions, restricted stock units, which are referred to as RSUs, performance stock units, which are referred to as PSUs, and purchase rights granted under the 2018 Employee Stock Purchase Plan, which is referred to as the 2018 ESPP, to employees and directors based on their estimated fair value on the date of grant. The fair value and derived service period of stock options with market-based conditions is estimated using the Monte Carlo valuation model. The Company evaluates the assumptions used to value option awards upon each grant of stock options. The fair value of RSUs awarded to employees is based on the closing price of the Company’s common stock, as reported on The Nasdaq Global

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

Select Market on the date of grant. The grant date fair value of PSUs is determined using the Company’s closing common stock price on the grant date multiplied by the number of PSUs that are probable of being earned as of the grant date. The fair value of purchase rights granted under the 2018 ESPP is estimated using the Black-Scholes valuation model. The model requires the Company to make a number of assumptions, including the value of the Company’s common stock, expected volatility, expected term, risk-free interest rate, and expected dividends.
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
Foreign Currency
The functional currency of our foreign subsidiaries is generally the local currency of the country in which the foreign subsidiary is located. At the end of each reporting period, monetary assets and liabilities are remeasured using exchange rates in effect at the balance sheet date, while revenues and expenses are translated at average exchange rates during the year. Foreign currency transaction gains and losses are included in other income (expense), net in the consolidated statements of operations and comprehensive income (loss). The Company recorded net foreign currency transaction gains of $0.5 million for the year ended December 31, 2023 and net foreign currency transaction losses of $0.2 million and $0.5 million for the years ended December 31, 2022, and 2021, respectively.
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
Net Income (Loss) per Share
Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) is computed by adjusting net income (loss) to reallocate undistributed earnings based on the potential impact of dilutive securities, including outstanding common

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

stock options, RSUs, PSUs, warrants to purchase common stock, common stock issuable in connection with the 2018 ESPP, and common stock issuable in connection with the Notes. For periods in which the Company has reported net losses, diluted net loss per share is the same as basic net loss per share because dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.
Recent Accounting Pronouncements Not Yet Adopted
With the exception of those discussed below, the Company has reviewed all recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a material impact on the Company’s consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and accompanying footnotes.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and accompanying footnotes.
Note 3—Revenue
Disaggregation of Revenue
See Note 12 for the Company’s revenue disaggregated by type of service and geographic area.
Remaining Performance Obligations
As of December 31, 2023, the Company had approximately $18.2 million of remaining performance obligations. The Company’s remaining performance obligations primarily consist of the transaction price that has been allocated to unexercised material rights related to the Company’s arrangements with talent subject to tiered service fees. In May 2023, the Company retired its tiered service fee structure for talent and introduced a simplified flat service fee of 10%. This change took effect for new contracts and existing contracts that would have otherwise been subject to a 20% fee under the former tiered service fee model. Contracts under the former tiered service fee model that had a 5% fee retained that rate for those contracts through the end of 2023. With this change to the Company’s tiered service fee structure, the Company no longer allocates a portion of the transaction price to unexercised material rights. As of December 31, 2023, the Company expects to recognize approximately $17.4 million over the next 12 months, with the remaining balance recognized thereafter. The remaining transaction price allocated to other performance obligations is immaterial.
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
Contract Balances
The following table provides information about the balances of the Company’s trade and client receivables, net of allowance and contract liabilities included in deferred revenue and other liabilities, noncurrent as of December 31, 2023 and 2022:

(In thousands)	2023	2022
Trade and client receivables, net of allowance	$103,061	$64,888
Contract liabilities
Deferred revenue	17,361	25,075
Deferred revenue (component of other liabilities, noncurrent)	790	7,614

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

During 2023, changes in the contract liabilities balances were a result of normal business activity and deferral, and subsequent recognition, of revenue related to arrangements with talent subject to tiered service fees and related allocation of transaction price to material rights.
Revenue recognized during the year ended December 31, 2023 that was included in deferred revenue as of December 31, 2022 was $25.1 million. Revenue recognized during the year ended December 31, 2022 that was included in deferred revenue as of December 31, 2021 was $21.0 million.
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
The Company’s financial instruments that are carried at fair value consist of Level I and Level II assets as of December 31, 2023 and 2022. The following tables summarize the Company’s cash and available-for-sale marketable securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

investment category reported as cash and cash equivalents or marketable securities as of December 31, 2023 and 2022:

(In thousands) December 31, 2023	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$60,904	$—	$—	$60,904	$60,904	$—
Level I
Money market funds	4,782	—	—	4,782	4,782	—
Treasury bills	291,611	109		291,720	13,955	277,765
U.S. government securities	26,213	3	(18)	26,198	—	26,198
Total Level I	322,606	112	(18)	322,700	18,737	303,963
Level II
Commercial paper	35,699	—	—	35,699	—	35,699
Corporate bonds	92,979	189	(12)	93,156		93,156
Commercial deposits	15,371	—	—	15,371	—	15,371
Asset-backed securities	14,728	2	(42)	14,688	—	14,688
Foreign government and agency securities	3,075	5	—	3,080	—	3,080
U.S. agency securities	4,506	—	(6)	4,500	—	4,500
Total Level II	166,358	196	(60)	166,494	—	166,494
Total	$549,868	$308	$(78)	$550,098	$79,641	$470,457

(In thousands) December 31, 2022	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$27,528	$—	$—	$27,528	$27,528	$—
Level I
Money market funds	85,302	—	—	85,302	85,302	—
Treasury bills	172,500	13	(131)	172,382	5,096	167,286
U.S. government securities	106,167	—	(2,025)	104,142	—	104,142
Total Level I	363,969	13	(2,156)	361,826	90,398	271,428
Level II
Commercial paper	120,360	—	—	120,360	8,038	112,322
Corporate bonds	85,639	3	(639)	85,003	3,420	81,583
Commercial deposits	28,945	—	—	28,945	—	28,945
Asset-backed securities	33,261	31	(306)	32,986	—	32,986
Foreign government and agency securities (1)	8,176	—	(10)	8,166	—	8,166
U.S. agency securities (1)	21,785	38	(23)	21,800	—	21,800
Total Level II	298,166	72	(978)	297,260	11,458	285,802
Total	$689,663	$85	$(3,134)	$686,614	$129,384	$557,230
(1) Prior period has been reclassified to conform to the current period presentation as of December 31, 2023.
As of December 31, 2023 and 2022, the Company’s funds held on behalf of customers were held in interest-bearing cash accounts, which include Level I inputs.

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

The following table summarizes the remaining contractual maturities of our cash equivalents and marketable securities as of December 31, 2023:

(In thousands)	Amortized Cost	Fair Value
Due within one year	$395,772	$395,935
Due after one year through five years	93,192	93,259
Total	$488,964	$489,194
Unrealized Investment Losses
The following table summarizes, for all debt securities classified as available for sale in an unrealized loss position as of December 31, 2023 and December 31, 2022, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position.

(In thousands)	Less Than 12 Months		12 Months or Longer		Total
Duration of unrealized losses December 31, 2023	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
U.S. government securities	$15,381	$(15)	$5,182	$(3)	$20,563	$(18)
Corporate bonds	24,062	(10)	552	(2)	24,614	(12)
Asset-backed securities	6,598	(20)	7,348	(22)	13,946	(42)
U.S. agency securities	1,995	(1)	2,505	(5)	4,500	(6)
Total	$48,036	$(46)	$15,587	$(32)	$63,623	$(78)

(In thousands)	Less Than 12 Months		12 Months or Longer		Total
Duration of unrealized losses December 31, 2022	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Treasury bills	$132,995	$(131)	$—	$—	$132,995	$(131)
U.S. government securities	21,214	(63)	82,927	(1,963)	104,141	(2,026)
Corporate bonds	18,274	(120)	58,235	(519)	76,509	(639)
Asset-backed securities	23,515	(285)	1,707	(20)	25,222	(305)
Foreign government and agency securities (1)	5,576	(8)	2,591	(2)	8,167	(10)
U.S. agency securities (1)	9,478	(23)	—	—	9,478	(23)
Total	$211,052	$(630)	$145,460	$(2,504)	$356,512	$(3,134)
(1) Prior period has been reclassified to conform to the current period presentation as of December 31, 2023.
For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell these securities, nor does it anticipate that it will need to or be required to sell the securities. As of December 31, 2023 and 2022, the decline in fair value of these securities was due to increases in interest rates and not due to credit related factors. As of December 31, 2023 and 2022, the Company considered any decreases in market value to be temporary in nature and did not consider any of the Company’s marketable securities to be other-than-temporarily impaired. The Company did not record any impairment charges with respect to its marketable securities during the years ended December 31, 2023, 2022, and 2021.
In March 2023, the Company sold $138.2 million of available-for-sale marketable securities to enable the Note Repurchases. For additional information regarding the Notes, refer to “Note 7—Debt.”
During the years ended December 31, 2023, 2022, and 2021, interest income, net was $24.4 million, $7.9 million, and $0.3 million, respectively, and is included in other income (expense), net in the Company’s consolidated statement of operations and comprehensive income (loss).

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

Note 5—Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following as of December 31, 2023 and 2022:

(In thousands)	2023	2022
Internal-use software and platform development	$47,096	$33,273
Leasehold improvements	11,644	11,644
Computer equipment and software	6,605	6,514
Office furniture and fixtures	2,745	3,475
Total property and equipment	68,090	54,906
Less: accumulated depreciation	(40,950)	(32,843)
Property and equipment, net	$27,140	$22,063
Depreciation expense related to property and equipment was $2.9 million, $3.2 million, and $3.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.
The Company capitalized $13.8 million, $7.5 million, and $5.0 million of internal-use software and platform development costs during the years ended December 31, 2023, 2022, and 2021, respectively.
Amortization expense related to the capitalized internal-use software and platform development costs was $6.5 million for the year ended December 31, 2023, of which $4.5 million was included in cost of revenue related to developed technology used on the work marketplace. Amortization expense related to the capitalized internal-use software and platform development costs was $4.9 million for the year ended December 31, 2022, of which $2.7 million was included in cost of revenue related to developed technology used on the work marketplace. Amortization expense related to the capitalized internal-use software and platform development costs was $5.9 million for the year ended December 31, 2021, of which $3.8 million was included in cost of revenue related to developed technology used on the work marketplace.
Intangible Assets, Net
In November 2023, the Company purchased certain assets, namely an assembled workforce. The assembled workforce is presented as an intangible asset on the Company’s consolidated balance sheet and amortized over two years. For the year ended December 31, 2023, amortization expense of intangible assets was immaterial. For the year ended December 31, 2022, there was no amortization expense. For the year ended December 31, 2021, amortization expense of intangible assets acquired in a 2014 business combination was $0.7 million. As of December 31, 2023, the remaining useful life for the assembled workforce intangible asset was 1.92 years.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of December 31, 2023 and 2022:

(In thousands)	2023	2022
Accrued compensation and related benefits	$25,872	$17,239
Accrued indirect taxes	13,171	14,102
Accrued vendor expenses	8,844	8,858
Operating lease liability, current	5,687	6,502
Accrued payment processing fees	2,090	2,425
Accrued talent costs	1,415	2,352
Other	1,113	2,133
Total accrued expenses and other current liabilities	$58,192	$53,611
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

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

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
The Company’s leases have remaining lease terms of approximately one year to five years. The Company includes lease payments associated with renewal options in its operating lease asset and liability only when it becomes reasonably certain the company will exercise the renewal option. The Company has not included renewal options for any of its operating leases in its determination of lease liabilities. The Company does not have lease agreements with residual value guarantees, sale leaseback terms, or material restrictive covenants. Leases with an initial term of 12 months or less are not recognized on the consolidated balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.
The following table summarizes the Company’s operating lease assets and lease liabilities as of December 31, 2023 and 2022:

(In thousands)
Balance Sheet and Cash Flow Classification		2023	2022
Assets
Operating—noncurrent	Operating lease asset	$4,333	$7,603
Liabilities
Operating—current	Accrued expenses and other current liabilities	5,687	6,502
Operating—noncurrent	Operating lease liability, noncurrent	6,088	11,177
Total lease liabilities		$11,775	$17,679
For the years ended December 31, 2023, 2022, and 2021, operating lease cost, inclusive of variable lease charges, was $6.3 million, $6.6 million, and $6.0 million, respectively, and sublease income recognized was approximately $1.7 million, $1.6 million, and $0.5 million, respectively. For the years ended December 31, 2023, 2022, and 2021, charges related to operating leases that are variable, and therefore not included in the measurement of the lease liabilities, were $2.2 million, $2.2 million, and $1.2 million, respectively. For the years ended December 31, 2023, 2022, and 2021, the Company made lease payments of $6.8 million, $6.6 million, and $6.4 million, respectively.
San Francisco Sublease and Santa Clara Sub-Sublease
In November 2023, the Company amended its sub-sublease agreement that was executed in April 2021 to sublease the entirety of its former headquarters in Santa Clara, California. The terms of the amended sub-sublease extends the sub-sublease an additional 51 months through August 31, 2028, unless terminated earlier. The amended sub-sublease term comprises substantially all of the remaining term of the Company’s master lease. Rent payments approximate $0.1 million per month and are recorded within general and administrative expenses within the Company’s consolidated statements of operations and comprehensive income (loss). Neither party has the option to renew or extend the sub-sublease agreement.
In December 2021, the Company executed a sublease agreement to sublease one of the two suites that the Company is currently leasing as its current headquarters in San Francisco, California. The suite that was not subleased continues to be utilized by the Company as its headquarters, as it was prior to entering into the sublease agreement. The term of the sublease expires on August 31, 2024, unless terminated earlier in accordance

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

therewith. Rent payments began on March 1, 2022 and approximate $0.1 million per month. Rent payments are recorded within general and administrative expenses within the Company’s consolidated statements of operations and comprehensive income (loss). Neither party has the option to renew or extend the sublease agreement.
Under both of these sublease agreements, the Company is not relieved of its original obligation with the master lessor, which expires on August 31, 2024 for the San Francisco lease and October 15, 2028 for the Santa Clara lease. The Company determined the sublease agreements are an operating lease, which is consistent with the classification of the original subleases with the landlords. As a result of the execution of the 2021 sublease agreements, the Company determined that indicators of impairment existed with respect to the asset group that consisted of the operating lease asset and related leasehold improvements associated with the suites being subleased. Accordingly, the Company conducted an impairment test to assess whether the fair value of the asset group was lower than its carrying value. The results of the impairment test indicated that the fair value of the asset group was lower than its carrying value. The Company determined the fair value of the asset group using the discounted cash flow method. The assumptions used in the discounted cash flow analysis included projected sublease income over the remaining term of the original lease with the landlord and a discount rate the Company believes reflects the level of risk associated with these future cash flows. The Company considers these assumptions to be Level III inputs in accordance with the fair value hierarchy described in “Note 4—Fair Value Measurements.” As a result, during the year ended December 31, 2021, the Company recorded impairment charges of $8.7 million, which are included in general and administrative expenses within its consolidated statement of operations and comprehensive income (loss).

The following table shows the Company’s future lease commitments due in each of the next five years for operating leases, which excludes amounts received in the form of sublease income discussed above:

(In thousands)
Year Ended December 31,	Leases
2024	$5,843
2025	2,356
2026	1,729
2027	1,781
2028	1,427
Total lease payments	13,136
Adjustment for discount to present value	(1,361)
Total	$11,775
As of December 31, 2023, the weighted-average remaining lease term is 3.3 years. For the year ended December 31, 2023, the weighted-average discount rate is 5.90%.
Note 6—Commitments and Contingencies
Letters of Credit
In conjunction with the Company’s operating lease agreements, as of December 31, 2023 and 2022, the Company had irrevocable letters of credit outstanding in the aggregate amount of $0.8 million. The letters of credit are collateralized by restricted cash in the same amount. No amounts had been drawn against these letters of credit as of December 31, 2023 and 2022.
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
As of December 31, 2023 and 2022, the Company was not a party to any material legal proceedings or claims, nor is the Company aware of any pending or threatened litigation or claims, including non-income tax matters, that could reasonably be expected to have a material adverse effect on its business, operating results, cash flows, or

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

financial condition. Accordingly, the amounts accrued for contingencies for which the Company believes a loss is probable were not material as of and for the years ended December 31, 2023 and 2022.
Indemnification
The Company has indemnification agreements with its officers, directors, and certain key employees to indemnify them while they are serving in good faith in their respective positions. In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to clients, business partners, vendors, and other parties, including, but not limited to, losses arising out of the Company’s breach of such agreements, claims related to potential data or information security breaches, intellectual property infringement claims made by third parties, and other liabilities relating to or arising from the Company’s products and services or its acts or omissions. In addition, subject to the terms of the applicable agreement, as part of the Company’s Enterprise Solutions and certain other premium offerings, the Company indemnifies clients that subscribe to worker classification services for losses arising from worker misclassification. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the facts and circumstances involved in each particular provision.
Note 7—Debt
The following table presents the carrying value of the Company’s debt obligations as of December 31, 2023 and 2022:

(In thousands)	2023	2022
Convertible senior notes—interest accrues from August 2021 and will be payable semiannually in arrears on February 15 and August 15 of each year, beginning February 2022, maturing August 2026; interest at 0.25% per annum	$360,998	$575,000
Total debt	360,998	575,000
Less: Unamortized debt issuance costs	(4,911)	(10,739)
Debt, noncurrent	$356,087	$564,261
Weighted-average interest rate	0.77%	0.76%
Convertible Senior Notes Due 2026
In August 2021, the Company issued $570.0 million aggregate principal amount of 0.25% convertible senior note due 2026, at par value. The issuance included the full exercise of an option granted by the Company to the initial purchasers of the Notes to purchase an additional $75.0 million aggregate principal amount of the Notes. The Notes were issued pursuant to and are subject to the terms and conditions of an indenture between the Company and Computershare Trust Company, National Association (as successor in interest to Wells Fargo Bank, National Association), as trustee, which is referred to as the Indenture. The Notes were offered and sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.
In March 2023, the Company entered into separate, privately negotiated repurchase agreements with a limited number of institutional holders of the Notes to repurchase an aggregate of $214.0 million principal amount of the Notes for an aggregate cash payment of $170.8 million. As a result, during the year ended December 31, 2023, the Company recognized a gain on the early extinguishment of debt of $38.9 million, which is net of $3.7 million related to the pro-rata write-off of unamortized issuance costs associated with the sale of the Notes in August 2021, and $0.6 million of other fees incurred to effect the Note Repurchases. The resulting gain on early extinguishment of debt is included in other income (expense), net in the Company’s consolidated statement of operations and comprehensive income (loss). As of December 31, 2023, $361.0 million aggregate principal amount of the Notes remain outstanding.
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

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

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
The net proceeds from the issuance of the Notes were approximately $560.1 million, after deducting debt issuance costs. The total debt issuance costs incurred and recorded by the Company amounted to $14.9 million, which were recorded as a reduction to the face amount of the Notes and are amortized to interest expense on a straight-line basis, which produces a materially consistent amount as the effective interest method over the contractual term of the Notes.
For the year ended December 31, 2023, interest expense was $1.0 million and amortization of the issuance costs was $2.1 million related to the Notes. For the year ended December 31, 2022, interest expense was $1.4 million and amortization of the issuance costs was $3.0 million related to the Notes. As of December 31, 2023 and December 31, 2022, the if-converted value of the Notes did not exceed the outstanding principal amount. As of December 31, 2023 and December 31, 2022, the total estimated fair value of the Notes was $307.3 million and $437.0 million, respectively, and was determined based on a market approach using actual bids and offers of the Notes in an over-the-counter market on the last trading day of the period. The Company considers these assumptions to be Level II inputs in accordance with the fair value hierarchy described in “Note 4—Fair Value Measurements.”

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
Note 8—Preferred and Common Stock
Preferred Stock
As of December 31, 2023 and 2022, the Company was authorized to issue up to 10,000,000 shares of undesignated preferred stock, $0.0001 par value per share. The Company did not have any outstanding shares of preferred stock as of December 31, 2023 and 2022.
Common Stock
Holders of common stock are entitled to one vote per share and are entitled to receive dividends, if any, on a pro rata basis whenever funds are legally available and when, as, and if declared by the Company’s board of directors.
As of December 31, 2023 and 2022, the Company was authorized to issue 490,000,000 shares of common stock. As of December 31, 2023 and 2022, the Company had reserved shares of common stock for future issuance as follows:

	2023	2022
Options issued and outstanding	3,260,914	3,851,647
RSUs and PSUs issued and outstanding	10,348,892	7,913,985
Warrant to purchase common stock	300,000	350,000
Remaining shares reserved for future issuances under 2018 Equity Incentive Plan	23,342,093	22,823,608
Remaining shares reserved for future issuances under 2018 Employee Stock Purchase Plan	4,254,293	3,794,128
Common stock issuable in connection with convertible senior notes	5,463,045	8,701,935
Total	46,969,237	47,435,303
Share Repurchase Program
In November 2023, the Company’s board of directors authorized the repurchase of up to $100.0 million of shares of the Company’s outstanding common stock, or the Share Repurchase Program. Repurchases of the Company’s common stock under the Share Repurchase Program may be made from time to time on the open market (including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act), in privately negotiated transactions, or by other methods, at the Company’s discretion, and in accordance with applicable securities laws and other restrictions. The Share Repurchase Program has no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason. The Share Repurchase Program does not

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

obligate the Company to repurchase any dollar amount or number of shares. The Company did not have any share repurchase activity for the period in which the Share Repurchase Program was active during the year ended December 31, 2023.
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
In 2023 and 2021, this warrant was exercised as to all 50,000 of the then-vested and exercisable shares. The holder of the warrant did not exercise in 2022. In lieu of a cash payment, the holder of the warrant surrendered shares of common stock to cover the exercise price. In each of the years ended December 31, 2023, 2022, and 2021, the Company recorded $0.8 million of expense related to this warrant, which is included in general and administrative expense in the Company’s consolidated statement of operations and comprehensive income (loss).
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
2018 Equity Incentive Plan
In 2018, the Company’s board of directors and stockholders each adopted the 2018 Equity Incentive Plan, which is referred to as the 2018 EIP, which became effective on the date immediately prior to the date of the IPO. A total of 10,701,505 shares of common stock were initially reserved for issuance pursuant to future awards under the 2018 EIP. On January 1 of each year, shares available for issuance are increased based on the provisions of the 2018 EIP. Any shares subject to outstanding awards under the Company’s 2014 Equity Incentive Plan that are canceled or repurchased subsequent to the 2018 EIP’s effective date are returned to the pool of shares reserved for issuance under the 2018 EIP. Awards granted under the 2018 EIP may be (i) incentive stock options, (ii) nonqualified stock options, (iii) RSUs, (iv) restricted stock awards, or (v) stock appreciation rights, as determined by the Company’s board of directors or compensation committee at the time of grant.
Pursuant to the terms of the 2018 EIP, the number of shares available for grant was increased by 6,618,413 shares in January 2023.
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

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

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
The following table summarizes activity under the Company’s stock option plans:

	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2022	3,851,647	$17.58	5.51	$15,037
Exercised	(590,733)	3.43
Balances at December 31, 2023	3,260,914	20.15	4.86	18,684
Vested and exercisable as of December 31, 2023	1,760,914	4.26	2.96	18,684
Vested and expected to vest as of December 31, 2023	3,260,914	20.15	4.86	18,684
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

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

the number of shares of the CEO Award that become vested with respect to the Market Condition upon the achievement of each such target, are reflected in the following table:

Stock Price	Number of Shares Vested
$60	100,000
$70	200,000
$80	300,000
$90	400,000
$100	500,000
Stock-based compensation expense associated with the CEO Award will be recognized over the longer of the expected achievement period for the Market Condition and the Service Condition. The Market Condition period and the valuation of each tranche of the CEO Award were determined using a Monte Carlo simulation. In the event the Market Condition is met prior to the expected achievement period, any then-unrecognized compensation expense associated with the shares that have vested with respect to both the Market Condition and the Service Condition will be recognized immediately in the Company’s consolidated statements of operations and comprehensive income (loss). For the years ended December 31, 2023, 2022 and 2021, the Company recorded stock-based compensation expense related to the CEO Award of $5.1 million, $11.0 million, and $11.3 million, respectively. Stock-based compensation expense for the CEO Award is recorded as a component of general and administrative expense in the Company’s consolidated statement of operations and comprehensive income (loss).
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
For the years ended December 31, 2023, 2022, and 2021, the intrinsic value of options exercised was $5.4 million, $6.6 million, and $88.9 million, respectively. The aggregate intrinsic value represents the difference between the exercise price of the options and the closing price of the Company’s common stock on The Nasdaq Global Select Market on the day prior to the date of exercise.
For the year ended December 31, 2021, the weighted-average grant-date fair value of options granted was $19.19. The Company did not grant any stock option awards during the years ended December 31, 2023 and 2022. As of December 31, 2023, total unrecognized stock-based compensation cost was $1.3 million, which is expected to be generally recognized on a straight-line basis over a weighted-average period of 0.8 years.
RSU and PSU Awards
The fair value of RSUs awarded to employees is based on the closing price of the Company’s common stock, as reported on The Nasdaq Global Select Market on the date of grant.
The following table summarizes the RSU and PSU activity and related information under the 2018 EIP:

	Number Outstanding	Weighted-Average Grant Date Fair Value
Unvested balance - January 1, 2023	7,913,985	$21.73
Granted	8,297,050	11.73
Vested	(3,665,021)	17.88
Forfeited/canceled	(2,197,122)	21.41
Unvested balance - December 31, 2023	10,348,892	$15.15
In 2023, the compensation committee of the Company’s board of directors approved PSU grants to certain members of the Company’s leadership team under the 2018 EIP. The number of PSUs that were earned by the

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

recipients, which are referred to as Earned PSUs, was determined based on the Company’s revenue achievement during the year ended December 31, 2023, which is referred to as the PSU Performance Condition. Pursuant to the PSU Performance Condition, the Earned PSUs are subject to a time-based vesting requirement conditioned on the recipient of the PSU Award continuing to provide service to the Company for four years from the PSU Grant Date, which is referred to as the PSU Service Condition. The Earned PSUs will vest with respect to 25% of the Earned PSUs on the one-year anniversary of the PSU Grant Date and 1/16th of the Earned PSUs on a quarterly basis thereafter.
Stock-based compensation expense associated with the PSU Awards is a component of operating expenses in the Company’s consolidated statements of operations and comprehensive income (loss) and will be recognized over the longer of the expected achievement period for the PSU Performance Condition and the PSU Service Condition. The grant date fair value of the PSU Awards was determined using the Company’s closing common stock price on the PSU Grant Date multiplied by the number of PSUs that were probable of being earned on the PSU Grant Date. At each interim reporting date prior to the date on which the compensation committee of the Company’s board of directors certifies the PSU Performance Condition, the number of PSUs that are probable of being earned is reassessed and any changes are reflected in the total stock-based compensation expense associated with the PSU Awards.
For the years ended December 31, 2023, 2022, and 2021, the weighted-average grant-date fair value of PSUs granted was $11.72, $24.49, and $56.42, respectively. During the years ended December 31, 2023, 2022, and 2021, the Company recorded stock-based compensation expense related to the PSUs of $2.4 million, $4.4 million, and $3.4 million, respectively. As of December 31, 2023, unrecognized stock-based compensation cost was $3.8 million, which is expected to be recognized over a weighted-average period of 2.6 years.
For the years ended December 31, 2023, 2022, and 2021, the weighted-average grant-date fair value of RSUs granted was $11.73, $19.66, and $51.37, respectively. For the years ended December 31, 2023, 2022, and 2021, the fair value of RSUs vested was $61.9 million, $57.4 million, and $30.5 million, respectively. As of December 31, 2023, there was $131.4 million of unrecognized stock-based compensation expense related to outstanding RSUs to employees that is expected to be recognized over a weighted-average period of 2.6 years.
2018 Employee Stock Purchase Plan
In 2018, the Company’s board of directors and stockholders each adopted the 2018 ESPP. A total of 1,700,000 shares of common stock was initially reserved for issuance under the 2018 ESPP. On January 1 of each year, shares available for issuance are increased based on the provisions of the 2018 ESPP. The 2018 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount of up to 15% through payroll deductions of their eligible compensation, subject to any plan limitations. Except for the initial offering period, the 2018 ESPP provides for 24-month offering periods beginning November 15 and May 15 of each year, and each offering period consists of four 6-month purchase periods. Pursuant to the terms of the 2018 ESPP, in January 2023, the number of shares of common stock available for issuance was increased by 1,058,946 shares.
For the years ended December 31, 2023, 2022, and 2021, the assumptions used to determine the fair value of the shares to be awarded was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	2023	2022	2021
Dividend yield	—%	—%	—%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rates	4.0% - 5.4%	1.5% - 4.6%	0.0% - 0.5%
Expected volatility	58% - 74%	68% - 76%	60% - 76%
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
Additionally, in the event the fair market value of the Company’s common stock on the first day of a subsequent offering period is less than the fair market value of the Company’s common stock on the offering date of the current offering period, the offering period resets, and the new lower price becomes the new offering price for a new 24 month offering period. During the year ended December 31, 2023, the Company issued 598,781 shares of common stock under the 2018 ESPP.

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

As of December 31, 2023, there was $4.2 million of unrecognized stock-based compensation expense that is expected to be recognized over the remaining term of the respective offering periods.
Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2023, 2022, and 2021:

(In thousands)	2023	2022	2021
Cost of revenue	$1,900	$1,356	$794
Research and development	28,006	26,881	16,232
Sales and marketing	14,030	11,511	5,923
General and administrative	30,259	35,753	30,643
Total	$74,195	$75,501	$53,592
Stock-Based Compensation to Employees
Stock-based compensation expense related to employees for the year ended December 31, 2023 was $5.1 million, $65.1 million, and $5.0 million related to stock option grants, RSU and PSU grants, and the 2018 ESPP, respectively. Stock-based compensation expense related to employees for the year ended December 31, 2022 was $11.4 million, $59.7 million, and $4.5 million related to stock option grants, RSU grants, and the 2018 ESPP, respectively. Stock-based compensation expense related to employees for the year ended December 31, 2021 was $12.7 million, $38.8 million, and $2.2 million related to stock option grants, RSUs, and the 2018 ESPP, respectively.

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

Note 10—Net Income (Loss) per Share
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for the years ended December 31, 2023, 2022, and 2021:

(In thousands, except share and per share data)	2023	2022	2021
Numerator:
Basic: net income (loss)	$46,887	$(89,885)	$(56,240)
Gain on early extinguishment of debt, net of tax	(38,525)	—	—
Interest expense related to convertible senior notes, net of tax	389	—	—
Diluted: net income (loss)	$8,751	$(89,885)	$(56,240)

Denominator:
Weighted-average shares used to compute net income (loss) per share, basic and diluted
Basic	134,774,189	130,517,920	127,163,591
Options to purchase common stock	1,401,107	—	—
Common stock issuable upon exercise of common stock warrants	299,741	—	—
Common stock issuable in connection with employee stock purchase plan	16,270	—	—
Common stock issuable in connection with convertible senior notes	771,923	—	—
Diluted	137,263,230	130,517,920	127,163,591

Net income (loss) per share:
Basic	$0.35	$(0.69)	$(0.44)
Diluted	$0.06	$(0.69)	$(0.44)
For the years ended December 31, 2023, 2022, and 2021, the following potentially dilutive shares were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	2023	2022	2021
Options to purchase common stock	1,859,807	3,851,647	4,264,068
Common stock issuable upon exercise of common stock warrants	—	350,000	350,000
Common stock issuable upon vesting of RSUs and PSUs	10,348,892	7,913,985	4,583,823
Common stock issuable in connection with employee stock purchase plan	1,110,018	1,781,469	329,650
Common stock issuable in connection with convertible senior notes	5,463,045	8,701,935	8,701,935
Total	18,781,762	22,599,036	18,229,476

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

Note 11—Income Taxes
For the years ended December 31, 2023, 2022, and 2021, income (loss) before income taxes consisted of the following:

(In thousands)	2023	2022	2021
Domestic	$48,662	$(89,440)	$(56,165)
Foreign	215	91	47
Total income (loss) before income taxes	$48,877	$(89,349)	$(56,118)
For the years ended December 31, 2023, 2022, and 2021, the components of the income tax provision were as follows:

(In thousands)	2023	2022	2021
Current:
Federal	$(978)	$—	$—
State	(902)	(494)	(120)
Foreign	(110)	(42)	(2)
Total current	$(1,990)	$(536)	$(122)
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total deferred	$—	$—	$—
Income tax provision	$(1,990)	$(536)	$(122)
The Company had an effective tax rate of 4.07%, (0.60)%, and (0.21)% for the years ended December 31, 2023, 2022, and 2021, respectively. The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2023, 2022, and 2021 were as follows:

	2023	2022	2021
Tax at federal statutory rate	21.00%	21.00%	21.00%
State tax, net of federal benefit	1.42	(0.38)	(0.19)
Stock-based compensation	10.85	(4.02)	44.13
Officer’s compensation limitation	6.81	(1.51)	—
Foreign-derived intangible income benefit	(5.56)	—	—
Other items	(0.79)	(0.60)	(0.16)
Research and development credits	(9.43)	4.36	7.04
Net operating loss expiration	9.91	—	(8.08)
Change in valuation allowance	(30.14)	(19.45)	(63.95)
Effective tax rate	4.07%	(0.60)%	(0.21)%

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2023 and 2022, the significant components of the Company’s deferred tax assets and liabilities were as follows:

(In thousands)	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$44,562	$80,296
Stock-based compensation	8,766	7,628
Operating lease liability	2,708	4,066
Accrued liabilities, reserves and other	9,797	10,216
Capitalized research and development	50,396	33,179
Tax Credits	25,609	24,470
Gross deferred tax assets	141,838	159,855
Valuation allowance	(140,339)	(157,353)
Total deferred tax assets	1,499	2,502
Deferred tax liabilities:
Prepaid expenses	(502)	(753)
Operating lease asset	(997)	(1,749)
Total deferred tax liabilities	(1,499)	(2,502)
Net deferred tax assets	$—	$—
The change in valuation allowance for deferred tax assets was as follows for the periods presented:

(In thousands) Year Ended December 31,	Balance at Beginning of Year	Additions Charged to Costs & Expenses	Additions Charged to Other Accounts	Deductions	Balance at End of Year
2023	$157,353	$(16,262)	$(752)	$—	$140,339
2022	132,162	24,489	702	—	157,353
2021	92,390	39,772	—	—	132,162
The Company records a full valuation allowance of $140.3 million and $157.4 million as of December 31, 2023 and 2022, respectively. The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some or all of its deferred tax assets will not be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the history of losses the Company has generated in the past, the Company believes that it is not more likely than not that all of the deferred tax assets can be realized as of December 31, 2023. Accordingly, the Company has recorded a full valuation allowance on its deferred tax assets.
The Company has federal net operating loss, which is referred to as NOL, carryforwards of approximately $181.2 million and $341.4 million as of December 31, 2023 and 2022, respectively. The federal NOLs will begin to expire in 2034, if not utilized. The federal NOL carryforwards of $180.4 million generated after December 31, 2017 can be carried forward indefinitely with utilization in any year limited to 80% of the Company’s taxable income. The Company has California NOL carryforwards of approximately $81.3 million and $95.0 million as of December 31, 2023 and 2022, respectively. California NOLs will begin to expire in 2029 if not utilized.
The Company has federal research and development credits of approximately $29.1 million and $27.1 million as of December 31, 2023 and 2022, respectively. The federal research and development credits are subject to expiration from 2033 through 2042. The Company has California research and development credits of approximately $16.6 million and $15.7 million as of December 31, 2023 and 2022, respectively. California research and development credits have an infinite carryforward period.
The Tax Reform Act of 1986 and similar California legislation impose substantial restrictions on the utilization of net operating losses and tax credit carryforwards in the event that there is a change in ownership as provided by Section 382 of the Internal Revenue code and similar state provisions. Such a limitation could result in the

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

expiration of the NOL carryforwards and tax credits before utilization, which could result in increased future tax liabilities.
Uncertain Tax Positions
As of December 31, 2023, the Company’s total amount of unrecognized tax benefits was $18.2 million, none of which would impact the Company’s effective tax rate, if recognized.
For the years ended December 31, 2023, 2022, and 2021, the activity related to the unrecognized tax benefits were as follows:

(In thousands)	2023	2022	2021
Gross unrecognized tax benefits—beginning balance	$16,573	$15,391	$13,338
Increase related to tax positions taken during prior year	342	1,234	697
Decrease related to tax positions taken during prior year	(21)	(1,253)	(148)
Increase related to tax positions taken during current year	1,263	1,354	1,635
Decrease related to expiration of unrecognized tax benefit	—	(153)	(131)
Gross unrecognized tax benefits—ending balance	$18,157	$16,573	$15,391
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the provision for income taxes in the period that such determination is made. As of December 31, 2023, the Company did not currently recognize any penalties or interest charges relating to uncertain tax positions. The Company does not anticipate the recorded reserves to change significantly in the next 12 months.
The Company is subject to taxation in the United States and various other state and foreign jurisdictions. Due to certain tax attribute carryforwards, the tax years 2001 to 2021 remain open to examination by the major taxing jurisdictions in which the Company is subject to tax. As of December 31, 2023, the Company was not under examination by the Internal Revenue Service or any state or foreign tax jurisdiction.
Note 12—Segment and Geographical Information
The Company operates as one operating and reportable segment for purposes of allocating resources and evaluating financial performance.
The following table sets forth total revenue by type of service for the years ended December 31, 2023, 2022, and 2021:

(In thousands)	2023	2022	2021
Marketplace (1)	$586,099	$518,282	$427,476
Enterprise (1)	103,037	100,036	75,321
Total revenue	$689,136	$618,318	$502,797
(1) In order to conform to the current period presentation as of December 31, 2023, the Company presents revenue from Enterprise Solutions and Managed Services together as Enterprise revenue in prior periods and no longer reports revenue from its Enterprise Solutions offering, previously referred to as Upwork Enterprise, in Marketplace revenue.

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

The Company generates its revenue from talent and clients. The following table sets forth total revenue by geographic area based on the billing address of its talent and clients for the years ended December 31, 2023, 2022, and 2021:

(In thousands)	2023	2022	2021
Talent:
United States	$95,833	$86,892	$74,890
India	49,487	45,817	42,277
Philippines	45,912	39,946	32,918
Rest of world (1)	178,693	162,016	146,894
Total talent	369,925	334,671	296,979
Clients:
United States	236,744	210,582	153,003
Rest of world (1)	82,467	73,065	52,815
Total clients	319,211	283,647	205,818
Total	$689,136	$618,318	$502,797
(1) During the years ended December 31, 2023, 2022, and 2021, no country included in the Rest-of-World category had revenue that exceeded 10% of total talent revenue, total client revenue, or total revenue.
Substantially all of the Company’s long-lived assets were located in the United States as of December 31, 2023 and 2022.
Note 13—401(k) Plan
The Company offers the Upwork Retirement Savings Plan, which is referred to as the Retirement Plan, a defined contribution plan that allows employees to contribute a portion of their salary, subject to the annual limits. Under the Retirement Plan, eligible employees may defer a portion of their pretax salaries, but not more than the statutory limits. The Retirement Plan provides for a discretionary employer cash matching contribution. The Company makes matching cash contributions equal to 50% of each dollar contributed, subject to a maximum contribution of $5,000 annually per participant. The Company’s total expense for the matching contributions was $3.7 million, $3.5 million, and $2.5 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, as of December 31, 2023.
Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.
Management’s Report on Internal Control Over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2023. This report appears on page 60.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
On December 6, 2023, Hayden Brown, our Chief Executive Officer, adopted a 10b5-1 sales plan, which we refer to as the Brown 10b5-1 Sales Plan, intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Brown 10b5-1 Sales Plan provides for the potential sale of up to 390,000 shares of our common stock. The Brown 10b5-1 Sales Plan will be in effect until the earlier of (i) December 31, 2024 and (ii) the date on which the maximum number of shares of our common stock subject to the Brown 10b5-1 Sales Plan have been sold thereunder.
The Brown 10b5-1 Sales Plan included a representation from the officer to the broker administering the plan that the officer was not in possession of any material nonpublic information regarding Upwork or the securities subject to the plan. A similar representation was made to us in connection with the adoption of the plan under our Insider Trading Policy. Those representations were made as of the date of adoption of the Brown 10b5-1 Sales Plan and speak only as of that date. In making those representations, there is no assurance with respect to any material nonpublic information of which the officer was unaware, or with respect to any material nonpublic information acquired by the officer or Upwork after the date of the representation.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders, which we refer to as the Proxy Statement, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2023, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2023, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2023, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2023, and is incorporated herein by reference.

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
(3) Exhibits.
Exhibit Index

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	001-38678	3.1	June 12, 2023
3.2	Amended and Restated Bylaws.	8-K	001-38678	3.1	October 24, 2022
4.1	Form of Common Stock Certificate.	S-1	333-227207	4.1	September 6, 2018
4.2	Warrant, dated May 1, 2018, by and between Upwork and Tides Foundation.	S-1	333-227207	4.4	September 6, 2018
4.3	Description of Securities Registered Under Section 12 of the Exchange Act.					X
4.4	Indenture, dated as of August 10, 2021, between Upwork Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-38678	4.1	August 10, 2021
4.5	Form of 0.25% Convertible Senior Notes due 2026 (included in Exhibit 4.4).	8-K	001-38678	4.2	August 10, 2021
10.1*	Form of Indemnification Agreement by and between Upwork and each of its directors and executive officers.	S-1	333-227207	10.1	September 6, 2018
10.2*	2014 Equity Incentive Plan, as amended, and forms of equity agreements thereunder.	S-1	333-227207	10.3	September 6, 2018
10.3*	2018 Equity Incentive Plan and forms of award agreements thereunder.	S-1	333-227207	10.4	September 6, 2018
10.4*	2018 Employee Stock Purchase Plan and enrollment forms thereunder.	S-1	333-227207	10.5	September 6, 2018
10.5*	Offer Letter, dated February 25, 2015, by and between Upwork and Elizabeth Nelson.	S-1	333-227207	10.13	September 6, 2018
10.6*	Offer Letter, dated August 3, 2018, by and between Upwork and Gary Steele.	S-1	333-227207	10.16	September 6, 2018
10.7*	Upwork Performance Bonus Plan.	10-Q	001-38678	10.2	May 8, 2019
10.8*	Offer Letter, dated June 17, 2019 by and between Upwork and Leela Srinivasan.	10-Q	001-38678	10.2	August 7, 2019
10.9*	Change in Control and Severance Agreement, dated December 8, 2019, by and between Upwork and Hayden Brown.	10-K	001-38678	10.8	March 2, 2020
10.10*	Amended and Restated Offer Letter, dated December 8, 2019, by and between Upwork and Hayden Brown.	10-K	001-38678	10.11	March 2, 2020
10.11*	Change in Control and Severance Agreement, dated May 29, 2018, by and between Upwork and Randoll Eric Gilpin.	10-Q	001-38678	10.1	August 4, 2020
10.12*	Amended and Restated Offer Letter, dated May 29, 2018, by and between Upwork and Randoll Eric Gilpin.	10-Q	001-38678	10.2	August 4, 2020
10.13*	Offer Letter, dated October 13, 2020, by and between Upwork Inc. and Anilu Vazquez-Ubarri.	10-K	001-38678	10.21	February 24, 2021
10.14*	Stock Option Agreement, dated January 18, 2021, by and between Upwork Inc. and Hayden Brown.	10-Q	001-38678	10.1	May 4, 2021
10.15	Form of Capped Call Transaction Confirmation.	8-K	001-38678	10.1	August 10, 2021
10.16	Lease Agreement, dated May 14, 2014, by and between Upwork and CLPF, as amended.	10-K	001-38678	10.19	February 15, 2022
10.17*	Offer Letter, dated March 22, 2023, by and between Upwork Inc. and Erica Gessert.	10-Q	001-38678	10.1	May 3, 2023

10.18*	Change in Control and Severance Agreement, dated April 25, 2023, by and between Upwork Inc. and Erica Gessert.	10-Q	001-38678	10.2	May 3, 2023
10.19*	Transition and Separation Agreement, dated May 2, 2023, by and between Upwork Inc. and Eric Gilpin	10-Q	001-38678	10.1	August 2, 2023
21.1	List of Subsidiaries.					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature page to Annual Report).					X
31.1
Certification of Principal Executive Officer and Interim Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1#	Certification of Principal Executive Officer and Interim Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1*	Upwork Inc. Incentive Compensation Recovery Policy					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 is formatted in Inline XBRL.					X
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

Upwork Inc.
Date: February 15, 2024	By:	/s/ Hayden Brown
Hayden Brown
President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Hayden Brown and Erica Gessert, and each of them, as his or her true and lawful attorneys-in-fact, proxies, and agents, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies, and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies, and agents, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hayden Brown	President, Chief Executive Officer, and Director	February 15, 2024
Hayden Brown	(Principal Executive Officer)

/s/ Erica Gessert	Chief Financial Officer	February 15, 2024
Erica Gessert	(Principal Financial Officer)

/s/ Olivier Marie	Chief Accounting Officer and Treasurer	February 15, 2024
Olivier Marie	(Principal Accounting Officer)

/s/ Gregory C. Gretsch	Director	February 15, 2024
Gregory C. Gretsch

/s/ Kevin Harvey	Director	February 15, 2024
Kevin Harvey

/s/ Thomas Layton	Director	February 15, 2024
Thomas Layton

/s/ Elizabeth Nelson	Director	February 15, 2024
Elizabeth Nelson

/s/ Leela Srinivasan	Director	February 15, 2024
Leela Srinivasan

/s/ Gary Steele	Director	February 15, 2024
Gary Steele

/s/ Anilu Vazquez-Ubarri	Director	February 15, 2024
Anilu Vazquez-Ubarri