Form 10-Q
period 2024-03-31
UPWORK, INC
filed 2024-05-01
CIK 1627475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of March 31, 2024, there were 133,118,345 shares of the registrant’s common stock outstanding.

Unless otherwise expressly stated or the context otherwise requires, references in this Quarterly Report on Form 10-Q, which we refer to as this Quarterly Report, to “Upwork,” “Company,” “our,” “us,” and “we” and similar references refer to Upwork Inc. and its wholly owned subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. All statements contained in this Quarterly Report, other than statements of historical fact, including any statements regarding our future operating results and financial position, our business strategy and plans, potential growth or growth prospects, active clients, future research and development, sales and marketing, and general and administrative expenses, provision for transaction losses, our plans with respect to our share repurchase program, and our objectives for future operations, are forward-looking statements. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
UPWORK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share data)	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$24,667	$79,641
Marketable securities	465,939	470,457
Funds held in escrow, including funds in transit	222,937	212,387
Trade and client receivables – net of allowance of $4,790 and $5,141 as of March 31, 2024 and December 31, 2023, respectively	114,403	103,061
Prepaid expenses and other current assets	20,073	17,825
Total current assets	848,019	883,371
Property and equipment, net	27,128	27,140
Goodwill	118,219	118,219
Intangible assets, net	2,656	3,048
Operating lease asset	3,486	4,333
Other assets, noncurrent	1,311	1,430
Total assets	$1,000,819	$1,037,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,916	$5,063
Escrow funds payable	222,937	212,387
Accrued expenses and other current liabilities	46,682	58,192
Deferred revenue	13,957	17,361
Total current liabilities	289,492	293,003
Debt, noncurrent	356,547	356,087
Operating lease liability, noncurrent	5,308	6,088
Other liabilities, noncurrent	596	1,288
Total liabilities	651,943	656,466
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.0001 par value; 490,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 133,118,345 and 137,272,754 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	13	14
Treasury stock, at cost; 175,000 shares as of March 31, 2024	(2,138)	—
Additional paid-in capital	627,007	674,918
Accumulated other comprehensive income (loss)	(386)	205
Accumulated deficit	(275,620)	(294,062)
Total stockholders’ equity	348,876	381,075
Total liabilities and stockholders’ equity	$1,000,819	$1,037,541
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2024	2023
Revenue	$190,937	$160,858
Cost of revenue	44,193	40,427
Gross profit	146,744	120,431
Operating expenses
Research and development	52,916	44,481
Sales and marketing	47,851	65,000
General and administrative	32,001	29,287
Provision for transaction losses	927	6,701
Total operating expenses	133,695	145,469
Income (loss) from operations	13,049	(25,038)
Other income, net	6,722	43,000
Income before income taxes	19,771	17,962
Income tax provision	(1,329)	(795)
Net income	$18,442	$17,167

Net income (loss) per share:
Basic	$0.14	$0.13
Diluted	$0.13	$(0.15)

Weighted-average shares used to compute net income per share
Basic	136,357	132,836
Diluted	143,657	135,966

Other comprehensive income, net of tax:
Net unrealized holding (loss) gain on marketable securities, net	$(591)	$1,923
Total comprehensive income	$17,851	$19,090
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except share amounts)	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended March 31, 2024	Shares	Amount	Shares	Amount
Balances as of December 31, 2023	137,272,754	$14	—	$—	$674,918	$205	$(294,062)	$381,075
Issuance of common stock upon exercise of stock options and common stock warrants	37,650	—	—	—	106	—	—	106
Stock-based compensation expense	—	—	—	—	17,085	—	—	17,085
Issuance of common stock for settlement of RSUs	854,221	—	—	—	—	—	—	—
Tides Foundation common stock warrant expense	—	—	—	—	188	—	—	188
Repurchase of common stock	(5,046,280)	(1)	(175,000)	(2,138)	(65,290)	—	—	(67,429)
Unrealized loss on marketable securities	—	—	—	—	—	(591)	—	(591)
Net income	—	—	—	—	—	—	18,442	18,442
Balances as of March 31, 2024	133,118,345	$13	(175,000)	$(2,138)	$627,007	$(386)	$(275,620)	$348,876

(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended March 31, 2023	Shares	Amount
Balances as of December 31, 2022	132,368,265	$13	$592,900	$(3,085)	$(340,949)	$248,879
Issuance of common stock upon exercise of stock options	223,251	—	758	—	—	758
Stock-based compensation expense	—	—	20,041	—	—	20,041
Issuance of common stock for settlement of RSUs	872,748	—	—	—	—	—
Tides Foundation common stock warrant expense	—	—	188	—	—	188
Unrealized gain on marketable securities	—	—	—	1,923	—	1,923
Net income	—	—	—	—	17,167	17,167
Balances as of March 31, 2023	133,464,264	$13	$613,887	$(1,162)	$(323,782)	$288,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,442	$17,167
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for transaction losses	796	3,712
Depreciation and amortization	3,146	2,024
Amortization of debt issuance costs	460	716
Accretion of discount on purchases of marketable securities, net	(4,876)	(3,487)
Amortization of operating lease asset	847	800
Tides Foundation common stock warrant expense	188	188
Stock-based compensation expense	16,942	19,900
Gain on early extinguishment of debt	—	(38,945)
Changes in operating assets and liabilities:
Trade and client receivables	(12,389)	1,990
Prepaid expenses and other assets	(2,129)	(1,360)
Operating lease liability	(1,549)	(1,419)
Accounts payable	782	(3,380)
Accrued expenses and other liabilities	(10,897)	(6,855)
Deferred revenue	(4,107)	248
Net cash provided by (used in) operating activities	5,656	(8,701)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(149,876)	(156,128)
Proceeds from maturities of marketable securities	131,772	167,416
Proceeds from sale of marketable securities	26,909	143,709
Purchases of property and equipment	(177)	(158)
Internal-use software and platform development costs	(2,488)	(2,703)
Net cash provided by investing activities	6,140	152,136
CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in escrow funds payable	10,550	17,963
Proceeds from exercises of stock options	106	758
Repurchase of common stock	(66,876)	—
Net cash paid for early extinguishment of debt	—	(170,752)
Net cash used in financing activities	(56,220)	(152,031)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(44,424)	(8,596)
Cash, cash equivalents, and restricted cash—beginning of period	296,418	295,231
Cash, cash equivalents, and restricted cash—end of period	$251,994	$286,635
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$458	$811
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
Property and equipment purchased but not yet paid	$160	$79
Internal-use software and platform development costs incurred but not yet paid	$30	$57
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1—Organization and Description of Business
Upwork Inc., which is referred to as the Company or Upwork, operates a work marketplace that connects businesses, which are referred to as clients, with independent talent. Independent talent on the Company’s work marketplace, which are referred to as talent, and, together with clients, as customers, include independent professionals and agencies of varying sizes and are an increasingly sought-after, critical, and expanding segment of the global workforce. The Company is incorporated in the state of Delaware and is headquartered in San Francisco, California.
Unless otherwise expressly stated or the context otherwise requires, the terms “Upwork” and the “Company” in these notes to the condensed consolidated financial statements refer to Upwork and its wholly owned subsidiaries.
Note 2—Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, which is referred to as U.S. GAAP, and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which is referred to as the Annual Report, filed with the SEC on February 15, 2024.
The condensed consolidated balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by U.S. GAAP.
The condensed consolidated financial statements include the accounts of Upwork and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.
The accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair statement of the financial position, results of operations, changes in stockholders’ equity and cash flows for the interim periods, but do not purport to be indicative of the results of operations or financial condition to be anticipated for the full year ending December 31, 2024. Prior period presentation has been revised to conform to the current period presentation as of March 31, 2024.
In 2023, the Company changed the name of its Upwork Enterprise offering to Enterprise Solutions. Concurrently, to align with customer needs and internal decision-making, the Company combined Enterprise Solutions and Managed Services into a suite of Enterprise offerings. To conform to the current period presentation as of March 31, 2024, the Company presents revenue from Enterprise Solutions and Managed Services together as Enterprise revenue in prior periods and no longer reports revenue from its Enterprise Solutions offering in Marketplace revenue.
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
Recent Accounting Pronouncements Not Yet Adopted
The Company has reviewed the accounting pronouncements issued during the three months ended March 31, 2024 and concluded they were either not applicable or not expected to have a material impact on the Company’s condensed consolidated financial statements.
In December 2023, the Financial Accounting Standards Board, which is referred to as the FASB, issued Accounting Standards Update, which is referred to as ASU, 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact this ASU will have on the footnotes included in the Company’s consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact this ASU will have on the footnotes included in the Company’s consolidated financial statements.
Note 3—Revenue
Disaggregation of Revenue
See “Note 9—Segment and Geographical Information” for the Company’s revenue disaggregated by type of service and geographic area.
Remaining Performance Obligations
As of March 31, 2024, the Company had approximately $14.0 million of remaining performance obligations. The Company’s remaining performance obligations primarily consist of the transaction price that has been allocated to unexercised material rights related to the Company’s arrangements with talent subject to tiered service fees. In May 2023, the Company retired its tiered service fee structure for talent and introduced a simplified flat service fee of 10%. This change took effect for new contracts and existing contracts that would have otherwise been subject to a 20% fee under the former tiered service fee model. Contracts under the former tiered service fee model that had a 5% fee retained that rate for those contracts through the end of 2023. With this change to the Company’s tiered service fee structure, the Company no longer allocates a portion of the transaction price to unexercised material rights. As of March 31, 2024, the Company expects to recognize approximately $14.0 million over the next 12 months, with the remaining balance recognized thereafter. The remaining transaction price allocated to other performance obligations is immaterial.
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
Contract Balances
The following table provides information about the balances of the Company’s trade and client receivables, net of allowance and contract liabilities included in deferred revenue and other liabilities, noncurrent:

(In thousands)	March 31, 2024	December 31, 2023
Trade and client receivables, net of allowance	$114,403	$103,061
Contract liabilities
Deferred revenue	13,957	17,361
Deferred revenue (component of other liabilities, noncurrent)	87	790
During the three months ended March 31, 2024, changes in the contract liabilities balances were a result of normal business activity and deferral, and subsequent recognition, of revenue related to arrangements with talent subject to tiered service fees and related allocation of transaction price to material rights.
Revenue recognized during the three months ended March 31, 2024 that was included in deferred revenue as of December 31, 2023 was $9.3 million. Revenue recognized during the three months ended March 31, 2023 that was included in deferred revenue as of December 31, 2022 was $9.1 million.
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
The Company’s financial instruments that are carried at fair value consist of Level I and Level II assets as of March 31, 2024 and December 31, 2023. The following tables summarize the Company’s available-for-

sale marketable securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category reported as cash and cash equivalents or marketable securities as of March 31, 2024 and December 31, 2023:

(In thousands) March 31, 2024	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level I
Money market funds	$29,125	$—	$—	$29,125	$29,125	$—
Treasury bills	256,584	2	(198)	256,388	—	256,388
U.S. government securities	17,695	—	(94)	17,601	—	17,601
Total Level I	303,404	2	(292)	303,114	29,125	273,989
Level II
Commercial paper	31,128	—	—	31,128	—	31,128
Corporate bonds	130,747	102	(141)	130,708	—	130,708
Commercial deposits	16,577	—	—	16,577	—	16,577
Asset-backed securities	9,609	1	(24)	9,586	—	9,586
Foreign government and agency securities	3,950	5	(4)	3,951	—	3,951
Total Level II	192,011	108	(169)	191,950	—	191,950
Total	$495,415	$110	$(461)	$495,064	$29,125	$465,939

(In thousands) December 31, 2023	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level I
Money market funds	$4,782	$—	$—	$4,782	$4,782	$—
Treasury bills	291,611	109	—	291,720	13,955	277,765
U.S. government securities	26,213	3	(18)	26,198	—	26,198
Total Level I	322,606	112	(18)	322,700	18,737	303,963
Level II
Commercial paper	35,699	—	—	35,699	—	35,699
Corporate bonds	92,979	189	(12)	93,156	—	93,156
Commercial deposits	15,371	—	—	15,371	—	15,371
Asset-backed securities	14,728	2	(42)	14,688	—	14,688
Foreign government and agency securities	3,075	5	—	3,080	—	3,080
U.S. agency securities	4,506	—	(6)	4,500	—	4,500
Total Level II	166,358	196	(60)	166,494	—	166,494
Total	$488,964	$308	$(78)	$489,194	$18,737	$470,457
As of March 31, 2024 and December 31, 2023, the Company’s funds held on behalf of customers were held in interest-bearing cash accounts, which include Level I inputs.
Unrealized Investment Losses
The following tables summarize, for all debt securities classified as available for sale in an unrealized loss position as of March 31, 2024 and December 31, 2023, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position.

(In thousands)	Less Than 12 Months		12 Months or Longer		Total
Duration of unrealized losses March 31, 2024	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Treasury bills	$202,479	$(198)	$—	$—	$202,479	$(198)
U.S. government securities	14,757	(67)	2,845	(27)	17,602	(94)
Corporate bonds	60,900	(141)	560	—	61,460	(141)
Asset-backed securities	—	—	9,138	(24)	9,138	(24)
Foreign government and agency securities	1,310	(4)	—	—	1,310	(4)
Total	$279,446	$(410)	$12,543	$(51)	$291,989	$(461)

(In thousands)	Less Than 12 Months		12 Months or Longer		Total
Duration of unrealized losses December 31, 2023	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
U.S. government securities	$15,381	$(15)	$5,182	$(3)	$20,563	$(18)
Corporate bonds	24,062	(10)	552	(2)	24,614	(12)
Asset-backed securities	6,598	(20)	7,348	(22)	13,946	(42)
U.S. agency securities	1,995	(1)	2,505	(5)	4,500	(6)
Total	$48,036	$(46)	$15,587	$(32)	$63,623	$(78)
For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell these securities, nor does it anticipate that it will need to or be required to sell the securities. As of March 31, 2024 and December 31, 2023, the decline in fair value of these securities was due to increases in interest rates and not due to credit related factors. As of March 31, 2024 and 2023, the Company considered any decreases in market value to be temporary in nature and did not consider any of the Company’s marketable securities to be other-than-temporarily impaired. The Company did not record any impairment charges with respect to its marketable securities during each of the three months ended March 31, 2024 and 2023.
During the three months ended March 31, 2024 and 2023, interest income, net was $7.7 million and $5.5 million, respectively, and is included in other income, net in the Company’s condensed consolidated statement of operations and comprehensive income.
Note 5—Balance Sheet Components
Cash and Cash Equivalents, Restricted Cash, and Funds Held In Escrow, Including Funds In Transit
The following table reconciles cash and cash equivalents, restricted cash, and funds held in escrow that are restricted as reported in the condensed consolidated balance sheets as of March 31, 2024 and

December 31, 2023 to the total of the same amounts shown in the condensed consolidated statement of cash flows for the three months ended March 31, 2024:

(In thousands)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$24,667	$79,641
Restricted cash	4,390	4,390
Funds held in escrow, including funds in transit	222,937	212,387
Total cash, cash equivalents, and restricted cash as shown in the condensed consolidated statement of cash flows	$251,994	$296,418
Property and Equipment, Net
Property and equipment, net consisted of the following:

(In thousands)	March 31, 2024	December 31, 2023
Internal-use software and platform development	$49,522	$47,096
Leasehold improvements	11,738	11,644
Computer equipment and software	6,807	6,605
Office furniture and fixtures	2,745	2,745
Total property and equipment	70,812	68,090
Less: accumulated depreciation	(43,684)	(40,950)
Property and equipment, net	$27,128	$27,140
For the three months ended March 31, 2024 and 2023, depreciation expense related to property and equipment was $0.6 million and $0.8 million, respectively.
For the three months ended March 31, 2024 and 2023, the Company capitalized $2.5 million and $2.9 million of internal-use software and platform development costs, respectively.
For the three months ended March 31, 2024 and 2023, amortization expense related to the capitalized internal-use software and platform development costs was $2.1 million and $1.2 million, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(In thousands)	March 31, 2024	December 31, 2023
Accrued compensation and related benefits	$14,257	$25,872
Accrued indirect taxes	13,763	13,171
Accrued vendor expenses	9,568	8,844
Operating lease liability, current	4,918	5,687
Accrued payment processing fees	1,836	2,090
Accrued talent costs	1,701	1,415
Other	639	1,113
Total accrued expenses and other current liabilities	$46,682	$58,192
Stockholders’ Equity
2024 PSU Awards
During the three months ended March 31, 2024, the compensation committee of the Company’s board of directors, which is referred to as the compensation committee, approved the grant of performance stock unit awards to certain members of the Company’s leadership team under the Company’s 2018 Equity

Incentive Plan, which are referred to as the 2024 PSU Awards. These awards were granted on March 18, 2024, which is referred to as the PSU Grant Date.
Up to fifty percent of the total number of shares subject to the 2024 PSU Awards are eligible to vest based on the Company’s achievement of certain financial performance targets in the fiscal year ending December 31, 2025 and up to the remaining fifty percent of the total number of shares subject to the 2024 PSU Awards are eligible to vest based on the Company’s achievement of certain financial performance targets in the fiscal year ending December 31, 2026. For each year, the financial performance targets consist of year-over-year revenue growth and adjusted EBITDA margin targets that were established by the compensation committee at the time of grant, which is referred to as the PSU Performance Condition. In order to receive the vested PSUs, a recipient must remain in continuous service with the Company until the compensation committee certifies the achievement of the PSU Performance Condition for the applicable year, which is referred to as the PSU Service Condition. The dates on which such certification takes place are referred to as Certification Dates.
The Company classifies the 2024 PSU Awards as equity awards. Stock-based compensation expense related to the 2024 PSU Awards is a component of operating expenses in the Company’s condensed consolidated statements of operations and comprehensive income and is recognized over the longer of the expected achievement period for the PSU Performance Condition and the PSU Service Condition, which is 23 months and 35 months for the shares eligible to vest under the 2024 PSU Awards based on performance in each of the years ending December 31, 2025 and 2026, respectively. The grant date fair value of the 2024 PSU Awards was determined using the Company’s closing common stock price on the PSU Grant Date multiplied by the number of 2024 PSU Awards that were probable of vesting on the PSU Grant Date. At each reporting date prior to the Certification Dates, the number of 2024 PSU Awards that are probable of vesting will be reassessed and any changes are reflected in stock-based compensation expense for the period.
Share Repurchase Program
During 2023, the Company’s board of directors authorized the repurchase of up to $100.0 million of shares of the Company’s outstanding common stock, which is referred to as the Share Repurchase Program. Repurchases of the Company’s common stock under the Share Repurchase Program may be made from time to time on the open market (including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act), in privately negotiated transactions, or by other methods, at the Company’s discretion, and in accordance with applicable securities laws and other restrictions. The Share Repurchase Program has no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason. The Share Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares, and the timing and amount of any repurchases will depend on market and business conditions.
During the three months ended March 31, 2024, the Company repurchased and subsequently retired 5.0 million shares of its common stock for an aggregate amount of $64.8 million at an average price of $12.83 per share, including fees associated with the repurchases. In addition, during the three months ended March 31, 2024, the Company repurchased 0.2 million shares of its common stock for an aggregate amount of $2.1 million at an average price of $12.22 per share, including fees associated with the repurchases, that were subsequently retired in April 2024 and recorded as treasury stock in the Company’s condensed consolidated balance sheet as of March 31, 2024. As of March 31, 2024, the Company had $33.1 million available for repurchases under the Share Repurchase Program.
Note 6—Commitments and Contingencies
Letters of Credit
In conjunction with the Company’s operating lease agreements, as of March 31, 2024 and December 31, 2023, the Company had irrevocable letters of credit outstanding in the aggregate amount of $0.8 million. The letters of credit are collateralized by restricted cash in the same amount. No amounts had been drawn against these letters of credit as of March 31, 2024 and December 31, 2023.

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
As of March 31, 2024 and December 31, 2023, the Company was not a party to any material legal proceedings or claims, nor is the Company aware of any pending or threatened litigation or claims, including non-income tax matters, that could reasonably be expected to have a material adverse effect on its business, operating results, cash flows, or financial condition. Accordingly, the amounts accrued for contingencies for which the Company believes a loss is probable were not material as of March 31, 2024 and December 31, 2023.
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

Note 7—Debt
The following table presents the carrying value of the Company’s debt obligations as of March 31, 2024 and December 31, 2023:

(In thousands)	March 31, 2024	December 31, 2023
Convertible senior notes	$360,998	$360,998
Total debt	360,998	360,998
Less: unamortized debt issuance costs	(4,451)	(4,911)
Debt, noncurrent	$356,547	$356,087
Weighted-average interest rate	0.76%	0.77%
Convertible Senior Notes Due 2026
In August 2021, the Company issued 0.25% convertible senior notes due 2026, which are referred to as the Notes. The Notes were issued pursuant to and are subject to the terms and conditions of an indenture between the Company and Computershare Trust Company, National Association (as successor in interest to Wells Fargo Bank, National Association), as trustee, which is referred to as the Indenture. The Notes were offered and sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. As of March 31, 2024 and December 31, 2023, $361.0 million aggregate principal amount of the Notes remain outstanding.
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
For the three months ended March 31, 2024, interest expense was $0.2 million, and amortization of the issuance costs was $0.5 million related to the Notes. For the three months ended March 31, 2023, interest expense was $0.4 million, and amortization of the issuance costs was $0.7 million related to the Notes. As of March 31, 2024 and December 31, 2023, the if-converted value of the Notes did not exceed the outstanding principal amount. As of March 31, 2024, the total estimated fair value of the Notes was $315.0 million and was determined based on a market approach using actual bids and offers of the Notes in an over-the-counter market on the last trading day of the period. The Company considers these assumptions to be Level II inputs in accordance with the fair value hierarchy described in “Note 4—Fair Value Measurements.”
Capped Calls
In connection with the issuance of the Notes, the Company entered into privately negotiated capped call transactions, which are referred to as the Capped Calls, with various financial institutions.
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
Note 8—Net Income (Loss) per Share
The following table sets forth the computation of the Company’s basic and diluted net income per share for the periods presented:

	Three Months Ended March 31,
(In thousands, except share and per share data)	2024	2023
Numerator:
Basic: net income	$18,442	$17,167
Gain on early extinguishment of debt, net of tax	—	(38,525)
Interest expense related to convertible senior notes, net of tax	640	389
Diluted	$19,082	$(20,969)

Denominator:
Weighted-average shares used to compute net income (loss) per share, basic and diluted
Basic	136,356,961	132,835,837
Options to purchase common stock	1,204,762	—
Common stock issuable upon exercise of common stock warrants	297,781	—
Common stock issuable in connection with employee stock purchase plan	334,500	—
Common stock issuable in connection with convertible senior notes	5,463,045	3,130,578
Diluted	143,657,049	135,966,415

Net income (loss) per share:
Basic	$0.14	$0.13
Diluted	$0.13	$(0.15)
The following potentially dilutive shares were excluded from the computation of diluted net income per share because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Options to purchase common stock	2,020,500	3,628,396
Common stock issuable upon exercise of common stock warrants	—	350,000
Common stock issuable upon vesting of restricted stock units and performance stock units	13,370,738	10,619,944
Common stock issuable in connection with employee stock purchase plan	980,231	1,236,008
Common stock issuable in connection with convertible senior notes	—	5,463,045
Total	16,371,469	21,297,393

Note 9—Segment and Geographical Information
The Company operates as one operating and reportable segment for the purpose of allocating resources and evaluating financial performance.
The following table sets forth total revenue by type of service for the periods presented:

	Three Months Ended March 31,
(In thousands)	2024	2023
Marketplace (1)	$164,330	$136,676
Enterprise (1)	26,607	24,182
Total revenue	$190,937	$160,858
(1) To conform to the current period presentation as of March 31, 2024, the Company presents revenue from Enterprise Solutions and Managed Services together as Enterprise revenue in prior periods and no longer reports revenue from its Enterprise Solutions offering, previously referred to as Upwork Enterprise, in Marketplace revenue.
The Company generates its revenue from talent and clients. The following table sets forth total revenue by geographic area based on the billing address of its talent and clients for the periods presented:

	Three Months Ended March 31,
(In thousands)	2024	2023
Talent
United States	$27,767	$22,460
India	14,469	11,428
Philippines	14,556	10,366
Rest of world (1)	53,391	41,402
Total talent	110,183	85,656
Clients
United States	59,760	55,451
Rest of world (1)	20,994	19,751
Total clients	80,754	75,202
Total revenue	$190,937	$160,858
(1) During each of the three months ended March 31, 2024 and 2023, no single country included in the Rest of world category had revenue that exceeded 10% of total talent revenue, total clients revenue, or total revenue.
Substantially all of the Company’s long-lived assets were located in the United States as of March 31, 2024 and December 31, 2023.

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
Overview
Independent talent is an increasingly sought-after, critical, and expanding segment of the global workforce. We operate the world’s largest work marketplace that connects businesses with independent talent from across the globe, as measured by gross services volume, which we refer to as GSV. GSV represents the total amount that clients spend on our offerings as well as additional fees we charge to talent and clients for other services. We define talent as customers that advertise and provide services to clients through our work marketplace, and we define clients as customers that seek and work with talent through our work marketplace. Talent includes independent professionals and agencies of varying sizes. Clients on our work marketplace range in size, from independent professionals and small businesses to Fortune 100 companies.
Financial Highlights
Over the past several quarters, we implemented a number of initiatives that positively impacted Marketplace revenue and Marketplace take rate, including (i) retiring the tiered service fee structure for talent working with clients on our Marketplace offering in favor of a flat fee, (ii) increasing the number of virtual tokens, which we refer to as Connects, needed by talent to bid on projects, and (iii) deploying ads products on our work marketplace. These initiatives, along with others, resulted in an increase in Marketplace revenue of $27.7 million, or 20%, for the three months ended March 31, 2024, as compared to the same period in 2023, and drove Marketplace take rate to increase to 17.7% for the three months ended March 31, 2024, as compared to 14.7% in the same period in 2023.
During the three months ended March 31, 2024, we generated net income of $18.4 million and adjusted EBITDA of $33.3 million, as compared to net income of $17.2 million and adjusted EBITDA loss of $2.9 million during the same period in 2023. These improvements were primarily a result of cost-saving measures we implemented in 2023, including reducing our investments in brand marketing and vendor spend and reducing the size of our workforce. We expect these measures will continue to positively impact net income and adjusted EBITDA in 2024, as compared to 2023. Adjusted EBITDA is not prepared in accordance with, and is not an alternative to, financial measures prepared in accordance with generally accepted accounting principles in the United States, which we refer to as U.S. GAAP. See “Key Financial and Operational Metrics—Non-GAAP Financial Measures” below for a definition of adjusted EBITDA, information regarding our use of adjusted EBITDA, and a reconciliation of adjusted EBITDA to net income, the most directly comparable financial measure prepared under U.S. GAAP.
Key Financial and Operational Metrics
We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. As of and for the three months ended March 31, 2024 and 2023, our key financial and operating metrics were as follows:

	Three Months Ended March 31,		% Change
(In thousands, except percentages)	2024	2023
GSV	$1,008,797	$1,003,345	1%
Marketplace revenue (1)	$164,330	$136,676	20%
Marketplace take rate (1)	17.7%	14.7%	3.0%
Net income	$18,442	$17,167	7%
Adjusted EBITDA (2)	$33,325	$(2,926)	*
*Not meaningful
(1) To conform to the current period presentation as of March 31, 2024, we no longer report revenue from our Enterprise Solutions offering in Marketplace revenue and Marketplace take rate. See “—Marketplace Revenue” below for additional information.
(2) Adjusted EBITDA is not prepared in accordance with, and is not an alternative to, financial measures prepared in accordance with U.S. GAAP. See “—Non-GAAP Financial Measures” below for the definition of adjusted EBITDA, information regarding our use of adjusted EBITDA, and a reconciliation of adjusted EBITDA to net income, the most directly comparable financial measure prepared under U.S. GAAP.

	As of March 31,		% Change
(Active clients are in thousands)	2024	2023
Active clients	872	827	5%
GSV per active client	$4,755	$4,967	(4)%
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
Gross Services Volume (GSV)
GSV represents the amount of business transacted through our work marketplace. The primary component of GSV is client spend, which we define as the total amount that clients spend on our offerings. GSV also includes fees charged to talent and clients, such as for transacting payments through our work marketplace, purchases of Connects, talent memberships, and foreign currency exchange.
Growth in the number of active clients and GSV per active client are the primary drivers of GSV.
Marketplace Revenue
Marketplace revenue is the primary driver of our business, and we believe it provides comparability to other online marketplaces. Marketplace revenue represents the majority of our revenue and is derived from our Marketplace offerings, which include all offerings other than our Enterprise offerings—Enterprise Solutions (previously referred to as Upwork Enterprise) and Managed Services. We generate Marketplace revenue from both talent and clients. Marketplace revenue is primarily generated from talent service fees, and to a lesser extent, client marketplace fees. We also generate Marketplace revenue from fees for premium offerings, such as our Upwork Payroll offering, as well as purchases of Connects, talent memberships, and other services, such as foreign currency exchange when clients choose to pay in currencies other than the U.S. dollar. To conform to the current period presentation as of March 31, 2024, we present revenue from Enterprise Solutions and Managed Services together as Enterprise revenue in prior periods and no longer report revenue from our Enterprise Solutions offering in Marketplace revenue.

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
Marketplace Take Rate
Marketplace take rate measures the correlation between Marketplace revenue and Marketplace GSV and is calculated by dividing Marketplace revenue by Marketplace GSV. We define Marketplace GSV as GSV derived from our Marketplace offerings. Marketplace take rate is an important metric because it is the key indicator of how well we monetize spend on our work marketplace from our Marketplace offerings. To conform to the current period presentation as of March 31, 2024, we present revenue from Enterprise Solutions and Managed Services together as Enterprise revenue in prior periods and no longer report revenue from our Enterprise Solutions offering in Marketplace revenue.
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
We define adjusted EBITDA as net income (loss) adjusted for stock-based compensation expense; depreciation and amortization; other income (expense), net, which includes interest expense; income tax benefit (provision); and, if applicable, certain other gains, losses, benefits, or charges that are non-cash or are significant and the result of isolated events or transactions that have not occurred frequently in the past and are not expected to occur regularly in the future. Adjusted EBITDA is not prepared in accordance with, and is not an alternative to, financial measures prepared in accordance with U.S. GAAP.

The following table presents a reconciliation of net income, the most directly comparable financial measure prepared in accordance with U.S. GAAP, to adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
(In thousands)	2024	2023
Net income	$18,442	$17,167
Add back (deduct):
Stock-based compensation expense	16,942	19,900
Depreciation and amortization	3,146	2,024
Other income, net (1)	(6,722)	(43,000)
Income tax provision	1,329	795
Other (2)	188	188
Adjusted EBITDA	$33,325	$(2,926)
(1) During the three months ended March 31, 2023, we recognized a gain of $38.9 million on the early extinguishment of debt, which is included in other income, net in the condensed consolidated statement of operations and comprehensive income.
(2) During each of the three months ended March 31, 2024 and 2023, we incurred $0.2 million of expense related to our Tides Foundation warrant.
We use adjusted EBITDA as a measure of operational efficiency. We believe that this non-GAAP financial measure is useful to investors for period-to-period comparisons of our business and in understanding and evaluating our operating results for the following reasons:
•adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as stock-based compensation expense; depreciation and amortization; other income (expense), net, which includes interest expense; income tax benefit (provision); and, if applicable, certain other gains, losses, benefits, or charges that are non-cash or are significant and the result of isolated events or transactions that have not occurred frequently in the past and are not expected to occur regularly in the future, all of which can vary substantially from company to company depending upon their financing, capital structures, and the method by which assets were acquired;
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
Because of these and other limitations, you should consider adjusted EBITDA along with other financial performance measures, including net income and our other financial results prepared in accordance with U.S. GAAP.
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
Cost of Revenue, Gross Profit, and Gross Margin
Cost of Revenue. Cost of revenue consists primarily of the cost of payment processing fees, amounts paid to talent to deliver services for clients under our Managed Services offering, personnel-related costs for our services and support personnel, third-party hosting fees for our use of Amazon Web Services, and the amortization expense associated with capitalized internal-use software and platform development costs. We define personnel-related costs as salaries, bonuses, benefits, travel and entertainment, and stock-based compensation costs for employees and the costs related to other service providers we engage.
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
Other Income, Net
Other income, net consists primarily of interest income that we earn from our operating investments, namely our deposits in money market funds and investments in marketable securities, interest expense on our outstanding borrowings, as well as gains and losses from foreign currency exchange transactions.
Income Tax Provision
We account for income taxes in accordance with the asset and liability method. Under the asset and liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

Results of Operations
The following table sets forth our condensed consolidated results of operations for the periods presented:

	Three Months Ended March 31,
(In thousands)	2024	2023
Revenue
Marketplace (1)	$164,330	$136,676
Enterprise (1)	26,607	24,182
Total revenue	190,937	160,858
Cost of revenue (2)	44,193	40,427
Gross profit	146,744	120,431
Operating expenses
Research and development (2)	52,916	44,481
Sales and marketing (2)	47,851	65,000
General and administrative (2)	32,001	29,287
Provision for transaction losses	927	6,701
Total operating expenses	133,695	145,469
Income (loss) from operations	13,049	(25,038)
Other income, net	6,722	43,000
Income before income taxes	19,771	17,962
Income tax provision	(1,329)	(795)
Net income	$18,442	$17,167
(1) To conform to the current period presentation as of March 31, 2024, we present revenue from Enterprise Solutions and Managed Services together as Enterprise revenue in prior periods and no longer report revenue from our Enterprise Solutions offering in Marketplace revenue.
(2) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Cost of revenue	$466	$420
Research and development	7,370	7,629
Sales and marketing	2,936	3,568
General and administrative	6,170	8,283
Total stock-based compensation	$16,942	$19,900

Comparison of the Three Months Ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,
(In thousands, except percentages)	2024	2023	Change
Marketplace (1)	$164,330	$136,676	$27,654	20%
Percentage of total revenue	86%	85%
Enterprise (1)	26,607	24,182	2,425	10%
Percentage of total revenue	14%	15%
Total revenue	$190,937	$160,858	$30,079	19%
(1) To conform to the current period presentation as of March 31, 2024, we present revenue from Enterprise Solutions and Managed Services together as Enterprise revenue in prior periods and no longer report revenue from our Enterprise Solutions offering in Marketplace revenue.

During the three months ended March 31, 2024, GSV remained relatively flat at $1.0 billion, as compared to the same period in 2023. The number of active clients increased 5% as of March 31, 2024, as compared to March 31, 2023, driven by improvements in both acquisition of new clients and retention of existing clients. As a result of the increase in active clients while GSV remained relatively flat, our GSV per active client decreased 4% as of March 31, 2024, as compared to March 31, 2023.
For the three months ended March 31, 2024, Marketplace revenue increased, as compared to the same period in 2023, due to a number of initiatives that we implemented over the past several quarters, including modifying existing offerings and other services and features. Specifically, we retired the tiered service fee structure for talent working with clients on our Marketplace offering—ranging from 5% to 20%—in favor of a flat fee of 10%, increased the number of Connects needed by talent to bid on projects, deployed ads products on our work marketplace, and introduced a contract initiation fee for clients on our Marketplace offering. These factors also drove Marketplace revenue to grow at a faster rate than GSV from our Marketplace offerings, which caused Marketplace take rate to increase to 17.7% during the three months ended March 31, 2024, as compared to 14.7% in the same period in 2023. We anticipate continuing to add new, and modify existing, offerings, services, and features. As a result of the initiatives we implemented over the past several quarters, as well as new changes anticipated in 2024, we expect Marketplace revenue and Marketplace take rate to continue to increase in 2024, as compared to 2023.
For the three months ended March 31, 2024, Enterprise revenue increased, as compared to the same period in 2023, primarily due to increased revenue from our Managed Services offering, driven by new spend from existing clients. We intend to focus on efforts to attract new clients of both our Enterprise Solutions and Managed Services offerings, as well as talent that meet the criteria sought by such clients. As a result, we expect Enterprise revenue to increase in 2024, as compared to 2023.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,
(In thousands, except percentages)	2024	2023	Change
Cost of revenue	$44,193	$40,427	$3,766	9%
Total gross margin	77%	75%
For the three months ended March 31, 2024, cost of revenue increased, as compared to the same period in 2023, primarily due to increases of $1.9 million in the cost of talent services to deliver Managed Services revenue and $1.2 million of amortization expense related to internal-use software and platform development costs. For the three months ended March 31, 2024, gross margin increased to 77%, as compared to 75% in the same period in 2023, primarily driven by the increase in Marketplace revenue.

We expect cost of revenue to increase in future periods as we continue to support growth on our work marketplace. Amounts paid to talent in connection with our Managed Services offering are tied to the volume of managed services used by our clients. The level and timing of these items could fluctuate and affect our cost of revenue in the future. We expect the pricing changes that we have made over the past several quarters will continue to positively impact gross margin in 2024, as compared to 2023.
Research and Development

	Three Months Ended March 31,
(In thousands, except percentages)	2024	2023	Change
Research and development	$52,916	$44,481	$8,435	19%
Percentage of total revenue	28%	28%
For the three months ended March 31, 2024, research and development expense increased, as compared to the same period in 2023, primarily due to investments we made to increase the size of our research and development workforce that resulted in increases in personnel-related costs of $6.6 million.
We remain committed to ongoing innovation to further enhance our platform, including the quality of our offerings, and to build new features, in particular, with a focus on machine learning and generative artificial intelligence. We expect research and development expense to moderately increase in absolute dollars in future periods, although this expense, expressed as a percentage of total revenue, may vary year over year.
Sales and Marketing

	Three Months Ended March 31,
(In thousands, except percentages)	2024	2023	Change
Sales and marketing	$47,851	$65,000	$(17,149)	(26)%
Percentage of total revenue	25%	40%
During the three months ended March 31, 2024, sales and marketing expense decreased, as compared to the same period in 2023, due to a number of cost-saving measures that we implemented in the second quarter of 2023, including reducing our investments in brand marketing and vendor spend, as well as implementing a reduction of our workforce and slowing our Enterprise sales hiring pace. As a result, during the three months ended March 31, 2024, we experienced reductions in marketing and advertising expense of $14.7 million and personnel-related costs of $1.7 million, as compared to the same period in 2023.
As a result of the cost-saving measures implemented in 2023, we expect sales and marketing expense to decrease in the first half of 2024, as compared to the same period in 2023.
General and Administrative

	Three Months Ended March 31,
(In thousands, except percentages)	2024	2023	Change
General and administrative	$32,001	$29,287	$2,714	9%
Percentage of total revenue	17%	18%
For the three months ended March 31, 2024, general and administrative expense increased primarily due to increases in personnel-related costs of $1.4 million, as compared to the same period in 2023.
We expect general and administrative expense to increase modestly in absolute dollars in future periods, although this expense, expressed as a percentage of total revenue, may vary year over year.

Provision for Transaction Losses

	Three Months Ended March 31,
(In thousands, except percentages)	2024	2023	Change
Provision for transaction losses	$927	$6,701	$(5,774)	(86)%
Percentage of total revenue	0.5%	4.2%
We continue to enhance our trust and safety measures to reduce bad debt losses, instances of fraud, and chargeback losses. As a result, for the three months ended March 31, 2024, provision for transaction losses decreased, as compared to the same period in 2023. We continue to closely monitor these activities and maintain a number of measures designed to mitigate transaction losses going forward.
Other Income, Net

	Three Months Ended March 31,
(In thousands, except percentages)	2024	2023	Change
Other income, net	$6,722	$43,000	$(36,278)	(84)%
For the three months ended March 31, 2024, other income, net decreased, as compared to the same period in 2023, due to a gain on the early extinguishment of debt of $38.9 million that we recognized during the three months ended March 31, 2023.
Income Tax Provision

	Three Months Ended March 31,
(In thousands, except percentages)	2024	2023	Change
Income tax provision	$(1,329)	$(795)	$(534)	67%
For the three months ended March 31, 2024, income tax provision increased by $0.5 million as compared to the same period in 2023, primarily due to a year-over-year increase in our U.S. federal taxable income.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents and marketable securities. Our cash equivalents and marketable securities primarily consist of money market funds, commercial paper, treasury bills, corporate bonds, U.S. and foreign government securities, asset-backed securities, and other types of fixed income securities. The primary objective of our investment activities from our operating investments is to preserve principal while maximizing income without significantly increasing risk. Since our inception, our business has consisted of the operation of an online work marketplace that connects businesses with independent talent from across the globe, and we do not make investments for trading or speculative purposes. As of March 31, 2024 and December 31, 2023, we had $24.7 million and $79.6 million in cash and cash equivalents, respectively. As of March 31, 2024 and December 31, 2023, we had $465.9 million and $470.5 million in marketable securities, respectively.
We believe our existing cash and cash equivalents, marketable securities, and cash flow from operations (in periods in which we generate cash flow from operations) will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital requirements and capital expenditure requirements. In the long term, our ability to support our working capital and capital expenditure requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support research and development efforts, the cost to host our work marketplace, the introduction of new offerings and services, the continuing market adoption of our work marketplace, any acquisitions or investments that we make in complementary businesses, products, and technologies, macroeconomic conditions, the number of shares of our common stock that we repurchase under our share repurchase program, which we refer to as the Share Repurchase Program, or the aggregate principal amount of our outstanding 0.25% convertible senior notes due 2026, which we refer to as the Notes, that we repurchase, and our ability to obtain equity or debt financing.
To the extent existing cash and cash equivalents, cash from marketable securities, and cash from operations (in periods in which we generate cash flow from operations) are insufficient to fund our working capital and capital expenditure requirements, or should we require additional cash for other purposes, we will need to raise additional funds. In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements as we did with the offering of the Notes. If we raise additional funds by issuing equity or equity-linked securities, the ownership and economic interests of our existing stockholders will be diluted. If we raise additional financing by incurring additional indebtedness, we will be subject to additional debt service requirements and could also be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could also be unfavorable to our equity investors. There can be no assurances that we will be able to raise additional capital on terms we deem acceptable, or at all. The inability to raise additional capital as and when required would have an adverse effect, which could be material, on our results of operations, financial condition, and ability to achieve our business objectives.
Commitments and Contingencies
Our principal commitments consist of the Notes and obligations under our non-cancellable operating leases for office space. There were no material changes to our commitments under our lease agreements from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. Assuming the outstanding Notes are not converted into our common stock, repurchased, or redeemed prior to maturity, (i) annual interest expense relating to the Notes will be $2.7 million in each fiscal year through 2025 and $1.8 million in 2026 and (ii) principal in the amount of $361.0 million will be payable upon the maturity of the Notes on August 15, 2026. For additional information about our Notes, see the section below titled “—Convertible Senior Notes Due 2026.”
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
Share Repurchase Program
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
During the three months ended March 31, 2024, we repurchased and subsequently retired 5.0 million shares of common stock for an aggregate amount of $64.8 million at an average price of $12.83 per share, including fees associated with the repurchases. In addition, during the three months ended March 31, 2024, we repurchased 0.2 million shares of common stock for an aggregate amount of $2.1 million at an average price of $12.22 per share, including fees associated with the repurchases, that were subsequently retired in April 2024 and recorded as treasury stock in the condensed consolidated balance sheet as of March 31, 2024. As of March 31, 2024, we had $33.1 million available for repurchases under the Share Repurchase Program. In April 2024, we repurchased the remaining amount available under the Share Repurchase Program.

Escrow Funding Requirements
As a licensed internet escrow agent, we offer escrow services to customers of our work marketplace and, as such, we are required to hold our customers’ escrowed cash and in-transit cash in trust as an asset and record a corresponding liability for escrow funds held on behalf of talent and clients on our balance sheet. We expect the balances of our funds held in escrow, including funds held in transit, and the related liability to grow as GSV grows and may vary from period to period. Escrow regulations require us to fund the trust with our operating cash to cover shortages due to the timing of cash receipts from clients for completed hourly billings. Talent submit their billings for hourly contracts to their clients on a weekly basis every Sunday, and the aggregate amount of such billings is added to escrow funds payable to talent on the same day. As of each Sunday of each week, we have not yet collected funds for hourly billings from clients as these funds are in transit. Therefore, in order to satisfy escrow funding requirements, every Sunday we fund the shortage of cash in trust with our own operating cash and typically collect this cash shortage from clients within the next several days. As a result, we expect our total cash and cash flows from operating activities to be impacted when a quarter ends on a Sunday. As of March 31, 2024 and December 31, 2023, funds held in escrow, including funds in transit, were $222.9 million and $212.4 million, respectively. Funds held in escrow are deposited in interest-bearing checking accounts.
Convertible Senior Notes Due 2026 and Capped Calls
As of March 31, 2024 and December 31, 2023, $361.0 million aggregate principal amount of the Notes remained outstanding.
The Notes were issued in August 2021, pursuant to and subject to the terms and conditions of an indenture between us and Computershare Trust Company, National Association (as successor in interest to Wells Fargo Bank, National Association), as trustee. The Notes are senior, unsecured obligations and bear interest at a rate of 0.25% per year, payable semiannually in arrears, and are due August 15, 2026. Upon conversion, we have an option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock.
As market conditions warrant, we may, from time to time, repurchase additional outstanding Notes, as we did in the three months ended March 31, 2023, in the open market, in privately negotiated transactions, by tender offer, by exchange transaction, or otherwise. Such repurchases of Notes, if any, will depend on prevailing market conditions, our liquidity, and other factors, and may be commenced or suspended at any time.
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

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(In thousands)	2024	2023
Net cash provided by (used in) operating activities	$5,656	$(8,701)
Net cash provided by investing activities	6,140	152,136
Net cash used in financing activities	(56,220)	(152,031)
Net change in cash, cash equivalents, and restricted cash (1)	$(44,424)	$(8,596)
(1) Includes increases in funds held in escrow, including funds in transit of $10.6 million and $18.0 million during the three months ended March 31, 2024 and 2023, respectively.
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
For the three months ended March 31, 2024, net cash provided by operating activities was $5.7 million, which resulted from net income of $18.4 million and non-cash adjustments of $17.5 million, offset by net cash outflows of $30.3 million from changes in operating assets and liabilities.
For the three months ended March 31, 2023, net cash used in operating activities was $8.7 million, which resulted from net income of $17.2 million, offset by adjustments of $15.1 million, driven by the gain of $38.9 million on the early extinguishment of debt, and net cash outflows of $10.8 million from changes in operating assets and liabilities.
Investing Activities
For the three months ended March 31, 2024, net cash provided by investing activities was $6.1 million, which was primarily a result of proceeds from maturities of marketable securities of $131.8 million and proceeds from the sale of marketable securities of $26.9 million, partially offset by investing $149.9 million in various marketable securities, as well as $2.5 million of internal-use software and platform development costs that we paid during the period.
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
Financing Activities
For the three months ended March 31, 2024, net cash used in financing activities was $56.2 million, which was driven by $66.9 million cash paid for repurchases under the Share Repurchase Program, partially offset by an increase in escrow funds payable of $10.6 million.
For the three months ended March 31, 2023, net cash used in financing activities was $152.0 million, which was driven by $170.8 million that we paid to repurchase a portion of the Notes, partially offset by an increase in escrow funds payable of $18.0 million and cash received from stock option exercises of $0.8 million.

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
Except as otherwise disclosed in “Note 2—Basis of Presentation and Summary of Significant Accounting Policies” of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Interest Rate Risk
Borrowings under the Notes have a fixed interest rate. As of March 31, 2024 and December 31, 2023, we had $361.0 million aggregate principal amount of borrowings outstanding under the Notes.
Additionally, we are exposed to interest rate risk relating to our investment portfolio. The primary objective of our investment activities from our operating investments is to preserve principal while maximizing income without significantly increasing risk. We do not make investments for trading or speculative purposes. Our portfolio’s fair value is relatively insensitive to interest rate changes.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, as of March 31, 2024. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•We cannot guarantee that our Share Repurchase Program will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our common stock and diminish our cash reserves.
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
Customers may stop using our work marketplace and related services if the quality of the customer experience on our work marketplace, including our support capabilities or our ability to provide a secure, reliable, and trustworthy work marketplace, does not meet their expectations or keep pace with the quality of the customer experience offered by competitive products and services. Customers may also choose, and in the past have chosen, to cease using our work marketplace if they perceive that our pricing model, including associated fees, is not in line with the value they derive from our work marketplace.
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
We have experienced growth in a relatively short period of time. However, there can be no assurance that we will be able to sustain our historical growth rates or that any future investments in growth will be successful or cost-effective. Moreover, sustaining the same levels of growth in future periods will become more difficult if macroeconomic uncertainty, elevated interest rates, and inflation persist. To manage our growth, we must improve our operational, financial, and management information systems and expand, motivate, and effectively manage and train our workforce. If we are unable to manage our growth successfully without compromising the quality of our offerings or customer experience, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, operating results, financial condition, and ability to successfully market our work marketplace and serve our customers could be adversely affected.
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
We expect that bad actors will continue to attempt to use our marketplace to engage in unlawful or fraudulent conduct. This conduct may include unauthorized acquisition or use of data (such as theft and misuse of personal information, including unauthorized or fraudulent use or misrepresentation of another’s identity, location, skills, payment information, or other information and the improper acquisition or use of banking or payment information), money laundering, moving funds to regions or persons restricted by sanctions or export controls, terrorist financing, fraudulent sale of services, bribery, breaches of security, extortion or use of ransomware, distribution or creation of malware or viruses, and piracy or misuse of software and other copyrighted or trademarked content.
Our controls relating to customer identity verification, customer authentication, and fraud detection are complex, require continuous improvement, and may not be effective in detecting and preventing misconduct, particularly as bad actors use increasingly sophisticated methods and technologies to bypass the controls. Further, while we take steps to implement and improve our trust and safety program through the use of algorithms and machine learning techniques, any unauthorized or inadvertent disclosure of these tools might make our efforts to prevent fraud or the improper use of our platform less effective, and any new laws restricting our use of these techniques, or that force us to make the inner workings of these tools transparent to the public, may increase the risk of harm to our customers. If such controls are not effective, any of the following could result, each of which could harm our reputation and adversely impact our business:
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
•if talent misstate their qualifications or location, provide misinformation about their skills, identity, or otherwise, perform services they are not qualified or authorized to provide, produce insufficient or defective work product or work product with a harmful effect, clients or other third parties may seek to hold us responsible and may lose confidence in and decrease or cease use of our work marketplace; and
•we may bring, and have in the past brought, claims against clients and other third parties for their misuse of our work marketplace, which may divert the attention and resources of our management.
If we are unable to maintain our banking and payment partner relationships on favorable terms, or at all, our business could be adversely affected.
We rely on banks and payment partners to provide us with corporate banking services, escrow trust accounts or other regulated accounts, and clearing, processing, and settlement functions for the funding of all transactions on our work marketplace and disbursement of funds to customers. Our banking and payment partners are critical to our business, and we may not always have a sufficient surplus of vendors in the event one or more relationships is terminated for any reason. If we are unable to maintain our agreements with current partners on favorable terms, or at all, or we are unable to enter into new agreements with new partners on favorable terms, or at all, our ability to collect payments and disburse funds and our business, operating results, and financial condition may be adversely affected. This could occur for a number of reasons, including the following:
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
In addition, our sales efforts are primarily targeted at large enterprise and other prospects with larger, longer-term independent talent needs. As a result of our focus on these larger clients, we face greater costs, longer sales cycles, and less predictability in completing some of our sales and in increasing spend by existing clients. For larger clients, use of our work marketplace often requires approvals by multiple departments and executive-level personnel and greater levels of services and client education regarding the uses, benefits and functionality of our work marketplace. Larger enterprises typically have longer implementation cycles and demand more customization, greater indemnification and risk shifting, higher levels of support, a broader range of services, and greater payment flexibility. We may expend significant time and resources, including sales and administrative support and professional services resources, on potential large enterprise clients who may ultimately choose not to use our services.
A significant portion of the fees we receive from a particular client is contingent on the level of spend by that client, and our revenue from any particular relationship may be minimal. If our sales personnel are not successful in obtaining new business or increasing sales, our business and results of operations will be adversely affected. Additionally, in the fourth quarter of 2021, we began increasing our investment in sales by expanding our sales team, which continued throughout 2022. However, in light of macroeconomic conditions as well as our efforts to reduce spend and streamline operations, we implemented a reduction of our workforce in May 2023, largely in our sales team. There can be no assurance that these or other actions we may take will increase the productivity or efficiency of our sales force.
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
In connection with our Enterprise Solutions offering, and for certain legacy clients, we advance payments to talent for invoiced services on behalf of the client and subsequently invoice the client for such services. To maintain these relationships, we have in the past been, and may in the future be, forced to agree to terms that are unfavorable to us, including extended payments terms. In addition, in certain instances, we advance payment on a talent invoice if the client issues a chargeback or their payment method is declined. In this circumstance, the talent assigns us the right to recover any funds from the client. From time to time, clients fail to pay for services rendered by talent, and as a result, we may incur costs to enforce the applicable agreement or our terms of service, including through arbitration or litigation, and we may not be successful in collecting amounts owed. Furthermore, some clients may seek bankruptcy protection or other similar relief and fail to pay amounts due, or pay those amounts more slowly. Our risk of financial exposure increases if we do not adequately screen clients, do not conduct sufficient credit checks, or otherwise do not adequately monitor clients’ spend on our work marketplace. All of these risks are made more likely during a macroeconomic downturn and could result in increased costs to us. Our failure to manage these risks could adversely affect our business, operating results, and financial condition.
We are subject to disputes with or between customers of our work marketplace.
Our business model enables connections between talent and clients that contract directly through our work marketplace. Talent and clients are free to negotiate any contract terms they choose, but we also provide optional service contract terms that they can elect to use. Disputes sometimes arise between talent and clients, including with respect to service standards, payment, confidentiality, work product, and intellectual property ownership and infringement. If either party believes the contract terms were not met, our standard terms and some individually negotiated services agreements provide a mechanism for the parties to request assistance from us, and, for some contracts, if that is unsuccessful, a provision referring the dispute to a third-party arbitrator. Whether or not talent and clients seek assistance from us, if these disputes are not resolved amicably, the parties might escalate to formal proceedings. Given our role in facilitating and supporting these arrangements, claims are sometimes brought against us directly and talent or clients bring us into claims filed against each other, particularly when the other customer is insolvent or facing financial difficulties. Through our terms of service and services agreements for premium offerings, we disclaim responsibility and liability for any disputes between customers (except with respect to specified dispute assistance programs and services); however, we cannot guarantee that these terms will be effective in preventing or limiting our involvement in customer disputes or that these terms will be enforceable or otherwise effectively prevent us from incurring liability. Disputes with or between customers may become more frequent based on conditions outside our control, such as a macroeconomic downturn or actions of bad actors seeking to take advantage of other customers. Such disputes, or any increase in the number of disputes, may adversely affect our business, operating results, and financial condition.
We face risks related to our international community of customers, which could increase as we seek to expand our international footprint.
Although we currently have a limited physical presence outside of the United States, we have customers located in over 180 countries, including some markets where we have limited experience. In these markets, challenges can be significantly different from those we have faced in existing markets and where business practices may create greater internal control risks. Further, certain skills and services are offered by talent concentrated in countries with higher risks of instability and geopolitical uncertainty. For example, in response to the ongoing war in Ukraine, we decided in March 2022 to suspend business operations in Russia and Belarus, and have prohibited customers in those countries from using our work marketplace during the suspension. In addition, we engage talent located in many countries to provide services for our Managed Services offering and to us for internal projects, which has also been suspended in Russia and Belarus.
Additional risks inherent in conducting business with an international customer base, engaging talent globally, localizing our work marketplace, and expanding our operations internationally include:
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
•organizing or similar activity by workers, local unions, works councils, or other labor organizations in the United States or elsewhere; and

•other risks relating to laws and regulations in jurisdictions outside the United States, as discussed elsewhere in these “Risk Factors.”
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
Our future success depends in large part on our ability to attract, retain, and motivate our senior management and other key personnel. In particular, we are dependent on the services of Hayden Brown, our President and Chief Executive Officer, and our future vision, strategic direction, work marketplace, and technology could be compromised if she were to take another position, become ill or incapacitated, or otherwise become unable to serve as our President and Chief Executive Officer.
We face intense competition for qualified personnel from numerous software and other technology companies, and we may not be able to retain our current key personnel or attract, train, integrate, or retain other highly skilled personnel in the future. Our senior management and other key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason, and without notice, and we do not maintain any “key-person” life insurance policies. We may incur significant costs to attract and retain highly skilled personnel, we may lose employees to our competitors or other technology companies, and our succession plans may be insufficient to ensure business continuity. To the extent we move into new geographies, including internationally, we would need to attract and recruit skilled personnel in those areas. In addition, changes in our management team resulting from the hiring or departure of executives and other changes such as reorganizations of reporting lines of our workforce have resulted, and future personnel changes may result, in increased attrition or reduced productivity of our personnel. Volatility, depreciation, or lack of appreciation in our stock price may also affect our ability to attract and retain key personnel.
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
Demand for our Marketplace offerings is also affected by a number of other factors, including the timing and success of new offerings and services by us and our competitors, changes to our pricing model, our ability to respond to technological change and to effectively innovate and grow, macroeconomic conditions, contraction in our market, client spending patterns, talent activity levels, the size and price of projects on our work marketplace, changes in adoption of remote work, geopolitical conditions, and the other risks identified herein. To the extent these or other factors negatively affect demand for our Marketplace offerings, our business, operating results, and financial condition may be adversely affected.
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
Any privacy or security incident experienced by us, our vendors, or our third-party partners could result in: unauthorized access to, misuse of, or unauthorized acquisition of our, our personnel’s, or our customers’ data; the loss, corruption, or alteration of data; interruptions in our operations; or damage to our computers or systems or those of our customers. Any of these could expose us to claims, litigation, fines, enforcement actions, other potential liability, and reputational harm. In addition, significant unavailability of our work marketplace due to security breaches or other privacy and security incidents could cause customers to decrease or cease their use of our work marketplace. Any of these effects could adversely impact our business, operating results, and financial condition.
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
We believe that the awareness and integrity of our brand and reputation are important to achieving widespread acceptance and use of our work marketplace and attracting and retaining customers. Successful and efficient promotion and positioning of our brand and business depend on, among other things, the effectiveness of our marketing efforts and brand messaging and our ability to provide a reliable, trustworthy, and useful work marketplace and offerings at competitive prices. To reach the brand awareness and acceptance levels of some of our competitors, we need to continuously invest in marketing programs that may not be successful or cost effective, particularly during early phases of expansion into new segments, such as international customers and customers who are reluctant to utilize remote or contract workers. Any negative publicity and news coverage, fraud, or other illegal activity conducted by bad actors on our work marketplace, or decisions we make relating to geopolitical or social matters, may undermine our brand promotion efforts or harm our reputation.
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
We depend in part on internet search engines and other channels to direct a significant amount of traffic to our website and mobile applications. Our ability to maintain the number of visitors directed to our website and mobile applications is not entirely within our control. For example, our competitors’ search engine optimization and other efforts such as paid search may result in their websites receiving a higher search result page ranking than ours, or we may make changes to our website or mobile applications that adversely impact our search engine optimization rankings and traffic to comply with requirements imposed by regulators, our vendors or third-party partners, or for other reasons. As a result, links to our website may not be prominent enough to drive sufficient traffic to our website, and we may not be able to influence search engine results.
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
Our work marketplace enables our customers to manage important aspects of their businesses, and any errors, defects, disruptions in service, or other performance or availability problems with our work marketplace, or our inability to adequately prevent or timely detect or remedy errors, defects, or disruptions in service, could harm our brand and reputation, result in security breaches or the loss of critical data, adversely impact our business and the businesses of our customers, impair or jeopardize our partner relationships, result in delays in invoicing of clients or payment to us or talent, negatively impact our ability to obtain or maintain licenses necessary to operate our business or deliver certain services, or result in claims by customers for losses sustained by them or investigation or corrective action by regulatory agencies. In any such event, we may expend additional resources to attempt to resolve the issue. Moreover, we may not carry sufficient business interruption insurance to cover losses that may occur as a result of any such events, and we cannot be certain that insurance will continue to be available to us on economically reasonable terms, or at all. Accordingly, any errors, defects, or disruptions in our work marketplace could diminish demand, adversely impact our business, operating results, and financial condition, and subject us to liability.
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
Mobile devices are increasingly used for marketplace transactions. A significant and growing portion of our customers access our work marketplace through mobile devices, including through mobile applications. Our mobile applications rely on third parties maintaining open application store platforms, including the Apple App Store and Google Play, which make current and new applications or new versions of our mobile applications available for download and use on mobile devices. These platforms may not maintain their current structures or terms of access, continue to make our mobile applications or newer versions of our mobile applications available for download, and may charge us additional fees or impose additional requirements, which may be costly and burdensome to meet or may adversely affect customer experience. Additionally, popular mobile operating systems, such as Android and iOS, could stop supporting our work marketplace or the ability to make payments on our work marketplace at all or on commercially reasonable terms or make changes that degrade the customer experience on our marketplace. To deliver high-quality mobile offerings, it is important that our offerings are designed effectively and work well with a range of mobile devices, technologies, systems, networks, and standards that we do not control, and we may not be successful in developing relationships with key participants in the mobile industry or in developing offerings that operate effectively. In the event that it is inconvenient or impossible for our customers to access and use our work marketplace on their mobile devices or our competitors develop offerings and services that are perceived to operate more effectively on mobile devices, our business, operating results, and financial condition could be adversely impacted.
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

There is significant uncertainty in the worker classification regulatory landscape and the application of worker classification laws, which are regularly subject to further regulation, amendment, or re-interpretation, and consequently there is risk to us and to customers that independent contractors could be deemed to be misclassified under applicable law, including as a result of changes in our offerings or brand positioning that we may introduce. Laws and regulations that govern the status and misclassification of independent contractors are highly fact sensitive and also subject to change as well as to divergent interpretations by various authorities, which can create uncertainty and unpredictability. For example, in California, Assembly Bill 5, which we refer to as AB 5, went into effect on January 1, 2020 and is widely viewed as expanding the scope of the definition of “employee” for most purposes under California law. Since the enactment of AB 5, and subsequent amendments and challenges (including California’s Proposition 22) to the law, there is little guidance from the courts or the regulatory authorities charged with its enforcement and there remains a degree of uncertainty regarding its application. Further, in January 2024, the U.S. Department of Labor published a new final rule regarding the classification of workers as independent contractors or employees under the Fair Labor Standards Act, and while we expect this new rule to have minimal, if any, impact on the independent work relationships formed on our platform, it may increase uncertainty for our customers and may be delayed or changed again as a result of recently filed litigation. Other federal agencies, U.S. states, or jurisdictions outside the United States may enact similar legislation or rules.
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
Payments
Our subsidiary, Upwork Escrow Inc., is licensed as an internet escrow agent under California’s Escrow Law and is subject to regulations applicable to internet escrow agents promulgated by the DFPI. Although we are a licensed internet escrow agent and believe that our operations comply with existing U.S. federal, state, and international laws and regulatory requirements related to escrow, generating interest from customer funds held in escrow, money transmission, and the handling or moving of money, the laws and regulations or their interpretations may change, and our operations and offerings may change resulting in new or different regulatory requirements being applicable to our business. As a result, we could be required, or choose, to become licensed as an escrow agent or a money transmitter (or other similar licensee) in other states or jurisdictions or as a money services business. It is also possible that we could become subject to regulatory enforcement or other proceedings in states or other jurisdictions with escrow, money transmission, electronic money, or other similar statutes or regulatory requirements related to the handling, storing, or moving of money, and such risk may increase if we are required or choose to pursue additional or different licenses, which could in turn have a significant impact on our business. We may also be required, or choose, to become licensed as a payment institution (or obtain a similar license) under the European Payment Services Directive or other international laws and regulations or may choose to obtain such a license even if not required or to support new products or services.
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
In addition to risks related to license requirements, use of open source software can involve greater risks than those associated with use of third-party commercial software, as open source licensors generally do not provide warranties or assurances of title, performance, or non-infringement, nor do they control the origin of the software. There is typically no support available for open source software, and we cannot ensure that the authors of such open source software will implement or push updates to address security risks or will not abandon further development and maintenance. In addition, using open source software may also require us to take additional steps to ensure compliance with applicable laws and regulations than may be necessary when deploying third-party commercial software. Many of the risks associated with the use of open source software, such as the lack of warranties or assurances of title or performance, cannot be eliminated, and could, if not properly addressed, negatively affect our business.
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
We have incurred net losses in the past, and as of March 31, 2024, we had an accumulated deficit of $275.6 million. We have made, and expect to continue to make in the future, significant expenditures related to the development and expansion of our business. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. While our GSV and revenue have grown in recent years, we may not be able to sustain the same level of growth in future periods, or at all. For example, GSV remained relatively flat at $1.0 billion during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. In addition, although our profitability has improved in recent periods, if our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to maintain profitability in future periods and the trading price of our common stock could decline.
Our operating results and performance metrics may fluctuate from period to period, which makes our future results difficult to predict.
Our operating results and performance metrics have fluctuated recently, as they have in the past, and will likely continue to fluctuate in the future, particularly in light of macroeconomic uncertainty and elevated interest rates and inflation. As a result, you should not rely upon our past operating results and performance metrics as indicators of future performance. You should take into account the risks, difficulties, and uncertainties frequently encountered by companies in highly competitive and rapidly evolving markets. Our operating results and performance metrics in any given period can be influenced by numerous factors, many of which are unpredictable or are outside of our control, including those described elsewhere in this “Risk Factors” section as well as the following:
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
•repurchases by us of any of our outstanding shares of common stock, including under our Share Repurchase Program, or of our outstanding Notes;
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
•the use of our cash, cash equivalents, and marketable securities, including to repurchase shares of our outstanding common stock or our outstanding Notes or to make acquisitions or investments;
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
Potential legislation and regulations, specifically in the United States, the EU, and other countries, may also result in additional costs or requirements that could have a negative impact on our business. For example, the implementation of statutory changes to Form 1099-K reporting in the United States and regulatory changes to the European Council Directive on Administrative Cooperation and Automatic Exchange of Information in the Field of Taxation reporting in the EU may create additional administrative burdens on us. Similar reporting obligations may be enacted by other jurisdictions in the future. Tax collection responsibility and the additional costs associated with complex indirect tax collection, remittance and audit requirements, in addition to reporting requirements, could create additional tax exposure for us and additional burdens for customers on our websites and mobile platforms.
We may also be subject to additional tax liabilities and related interest and penalties due to: changes in federal, state, and international tax laws, statutes, rules, regulations, or ordinances; changes in taxing jurisdictions and administrative interpretations and applications; results of tax examinations, settlements, or judicial decisions; changes in accounting principles; changes to our business operations; and changes in tax positions taken in prior periods. Such changes could adversely impact us or our customers, which could require us or our customers to pay additional tax amounts on prior sales and going forward, as well as require us or our customers to pay fines, penalties, and interest for past amounts. For example, if we are treated as an agent for customers on our work marketplace under U.S. state tax law, we may be primarily responsible for collecting and remitting sales taxes directly to certain states. It is possible that one or more states could seek to impose sales, use, or other tax collection obligations on us, which may be applicable to past sales. A successful assertion by a taxing authority that we should be collecting additional taxes or remitting such taxes directly to states could result in substantial tax liabilities for past sales and additional administrative expenses, which could negatively impact our business.
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
To support our growth and respond to business challenges, such as developing new features or enhancements to our work marketplace, acquiring new technologies, and improving our infrastructure, we have made and expect to continue to make significant financial investments in our business. In addition, we may, from time to time, seek to acquire or strategically invest in other complementary products, technologies, or businesses or repurchase outstanding shares of our common stock or the Notes. For example, in March 2023, we paid $170.8 million to repurchase a portion of our outstanding Notes, and in the first quarter of 2024, we paid $66.9 million to repurchase shares of our common stock under our Share Repurchase Program. We may need to engage in equity or debt financings to obtain the funds required for these investments, acquisitions, and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to those of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve additional restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions and strategic investments. If we are unable to obtain adequate financing on terms satisfactory to us or at all, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.
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
We cannot guarantee that our Share Repurchase Program will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our common stock and diminish our cash reserves.
In November 2023, our board of directors authorized the Share Repurchase Program, under which we may repurchase up to $100.0 million of shares of our outstanding common stock. As of March 31, 2024, we had $33.1 million available for repurchases under the Share Repurchase Program. As of the date of this filing, there is no remaining availability for repurchases under the Share Repurchase Program. The program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our common stock on any timetable or at all. The Share Repurchase Program could affect the trading price of our common stock, increase volatility, and diminish our cash reserves. We cannot guarantee that the Share Repurchase Program will enhance long-term stockholder value.
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
In August 2021, we issued the Notes. The Notes are senior, unsecured obligations and bear interest at a rate of 0.25% per year. The Notes will mature on August 15, 2026, unless earlier redeemed, repurchased, or converted in accordance with the terms of the Notes. In March 2023, we repurchased a portion of the outstanding Notes, and, as of March 31, 2024, $361.0 million aggregate principal amount of the Notes remained outstanding. We may also incur additional indebtedness to meet future financing needs.
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
In connection with the Notes, we entered into the privately negotiated capped call transactions, which we refer to as the Capped Calls, with various financial institutions, which we refer to as the option counterparties. The Capped Calls remain in effect notwithstanding the March 2023 repurchase of a portion of the Notes. The Capped Calls are expected generally to reduce the potential dilution to our common stock upon any conversion of the Notes and/or offset any potential cash payments we are required to make in excess of the principal amount upon conversion of any Notes, with such reduction and/or offset subject to a cap.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
Issuer Purchases of Equity Securities
Share repurchases of our common stock under the Share Repurchase Program for the three months ended March 31, 2024 were as follows (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1, 2024 - January 31, 2024	—	$—	—	$100,000
February 1, 2024 - February 29, 2024	1,113,125	13.16	1,113,125	85,354
March 1, 2024 - March 31, 2024	4,108,155	12.71	4,108,155	33,124
Total	5,221,280	$12.81	5,221,280	$33,124
(1) Shares purchased are as of trade date. Included in the total number of shares purchased are 0.2 million shares of our common stock for an aggregate amount of $2.1 million at an average price of $12.22 per share, including fees associated with the repurchases, that were subsequently retired in April

2024 and are recorded as treasury stock in the condensed consolidated balance sheet as of March 31, 2024.
(2) Average price paid per share is calculated on the trade date and excludes any excise tax that we accrue on our share repurchases as a result of the Inflation Reduction Act of 2022.
(3) In November 2023, we announced that our board of directors authorized the Share Repurchase Program to purchase up to $100.0 million of the Company’s common stock. The Share Repurchase Program does not have a fixed expiration date and does not obligate us to acquire any dollar amount or specific number of shares. Repurchases of our common stock under the Share Repurchase Program may be made from time to time on the open market (including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act), in privately negotiated transactions, or by other methods, at our discretion, and in accordance with applicable securities laws and other restrictions.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Insider Trading Arrangements
During the three months ended March 31, 2024, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

UPWORK INC.

Date: May 1, 2024	By:	/s/ Hayden Brown
Hayden Brown
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2024	By:	/s/ Erica Gessert
Erica Gessert
Chief Financial Officer
(Principal Financial Officer)