Form 10-Q
period 2024-06-30
UPWORK, INC
filed 2024-08-07
CIK 1627475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of June 30, 2024, there were 132,006,676 shares of the registrant’s common stock outstanding.

Unless otherwise expressly stated or the context otherwise requires, references in this Quarterly Report on Form 10-Q, which we refer to as this Quarterly Report, to “Upwork,” “Company,” “our,” “us,” and “we” and similar references refer to Upwork Inc. and its wholly owned subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. All statements contained in this Quarterly Report, other than statements of historical fact, including any statements regarding our future operating results and financial position, our business strategy and plans, potential growth or growth prospects, active clients, future research and development, sales and marketing, and general and administrative expenses, provision for transaction losses, our plans with respect to share repurchases, and our objectives for future operations, are forward-looking statements. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
UPWORK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share data)	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$182,803	$79,641
Marketable securities	314,941	470,457
Funds held in escrow, including funds in transit	218,656	212,387
Trade and client receivables – net of allowance of $4,893 and $5,141 as of June 30, 2024 and December 31, 2023, respectively	116,522	103,061
Prepaid expenses and other current assets	22,743	17,825
Total current assets	855,665	883,371
Property and equipment, net	28,149	27,140
Goodwill	118,219	118,219
Intangible assets, net	2,258	3,048
Operating lease asset	2,627	4,333
Other assets, noncurrent	1,645	1,430
Total assets	$1,008,563	$1,037,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,863	$5,063
Escrow funds payable	218,656	212,387
Accrued expenses and other current liabilities	49,811	58,192
Deferred revenue	10,766	17,361
Total current liabilities	285,096	293,003
Debt, noncurrent	357,008	356,087
Operating lease liability, noncurrent	4,835	6,088
Other liabilities, noncurrent	528	1,288
Total liabilities	647,467	656,466
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.0001 par value; 490,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 132,006,676 and 137,272,754 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	13	14
Additional paid-in capital	615,012	674,918
Accumulated other comprehensive income (loss)	(529)	205
Accumulated deficit	(253,400)	(294,062)
Total stockholders’ equity	361,096	381,075
Total liabilities and stockholders’ equity	$1,008,563	$1,037,541
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2024	2023	2024	2023
Revenue	$193,129	$168,611	$384,066	$329,469
Cost of revenue	43,852	40,882	88,045	81,309
Gross profit	149,277	127,729	296,021	248,160
Operating expenses
Research and development	52,465	43,246	105,381	87,727
Sales and marketing	47,333	59,069	95,184	124,069
General and administrative	29,924	28,983	61,925	58,270
Provision for transaction losses	1,774	2,547	2,701	9,248
Total operating expenses	131,496	133,845	265,191	279,314
Income (loss) from operations	17,781	(6,116)	30,830	(31,154)
Other income, net	5,620	3,982	12,342	46,982
Income (loss) before income taxes	23,401	(2,134)	43,172	15,828
Income tax provision	(1,181)	(1,857)	(2,510)	(2,652)
Net income (loss)	$22,220	$(3,991)	$40,662	$13,176

Net income (loss) per share:
Basic	$0.17	$(0.03)	$0.30	$0.10
Diluted	$0.17	$(0.03)	$0.30	$(0.18)

Weighted-average shares used to compute net income (loss) per share
Basic	131,436	134,142	133,809	133,492
Diluted	138,266	134,142	140,798	135,049

Other comprehensive income (loss), net of tax:
Net unrealized holding (loss) gain on marketable securities, net	$(143)	$297	$(734)	$2,220
Total comprehensive income (loss)	$22,077	$(3,694)	$39,928	$15,396
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except share amounts)	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended June 30, 2024	Shares	Amount	Shares	Amount
Balances as of March 31, 2024	133,118,345	$13	(175,000)	$(2,138)	$627,007	$(386)	$(275,620)	$348,876
Issuance of common stock upon exercise of stock options	159,907	—	—	—	664	—	—	664
Stock-based compensation expense	—	—	—	—	19,678	—	—	19,678
Issuance of common stock for settlement of RSUs	1,344,711	—	—	—	—	—	—	—
Tides Foundation common stock warrant expense	—	—	—	—	187	—	—	187
Issuance of common stock in connection with employee stock purchase plan	414,159	—	—	—	2,917	—	—	2,917
Repurchase of common stock	(3,030,446)	—	175,000	2,138	(35,441)	—	—	(33,303)
Unrealized loss on marketable securities	—	—	—	—	—	(143)	—	(143)
Net income	—	—	—	—	—	—	22,220	22,220
Balances as of June 30, 2024	132,006,676	$13	—	$—	$615,012	$(529)	$(253,400)	$361,096

(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended June 30, 2023	Shares	Amount
Balances as of March 31, 2023	133,464,264	$13	$613,887	$(1,162)	$(323,782)	$288,956
Issuance of common stock upon exercise of stock options	50,842	—	177	—	—	177
Stock-based compensation expense	—	—	18,733	—	—	18,733
Issuance of common stock for settlement of RSUs	991,476	—	—	—	—	—
Tides Foundation common stock warrant expense	—	—	187	—	—	187
Issuance of common stock in connection with employee stock purchase plan	377,015	—	2,564	—	—	2,564
Unrealized gain on marketable securities	—	—	—	297	—	297
Net loss	—	—	—	—	(3,991)	(3,991)
Balances as of June 30, 2023	134,883,597	$13	$635,548	$(865)	$(327,773)	$306,923

(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Six Months Ended June 30, 2024	Shares	Amount
Balances as of December 31, 2023	137,272,754	$14	$674,918	$205	$(294,062)	$381,075
Issuance of common stock upon exercise of stock options and common stock warrants	197,557	—	770	—	—	770
Stock-based compensation expense	—	—	36,763	—	—	36,763
Issuance of common stock for settlement of RSUs	2,198,932	—	—	—	—	—
Tides Foundation common stock warrant expense	—	—	375	—	—	375
Issuance of common stock in connection with employee stock purchase plan	414,159	—	2,917	—	—	2,917
Repurchase of common stock	(8,076,726)	(1)	(100,731)	—		(100,732)
Unrealized loss on marketable securities	—	—	—	(734)	—	(734)
Net income	—	—	—	—	40,662	40,662
Balances as of June 30, 2024	132,006,676	$13	$615,012	$(529)	$(253,400)	$361,096

(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
Six Months Ended June 30, 2023	Shares	Amount
Balances as of December 31, 2022	132,368,265	$13	$592,900	$(3,085)	$(340,949)	$248,879
Issuance of common stock upon exercise of stock options	274,093	—	935	—	—	935
Stock-based compensation expense	—	—	38,774	—	—	38,774
Issuance of common stock for settlement of RSUs	1,864,224	—	—	—	—	—
Tides Foundation common stock warrant expense	—	—	375	—	—	375
Issuance of common stock in connection with employee stock purchase plan	377,015	—	2,564	—	—	2,564
Unrealized gain on marketable securities	—	—	—	2,220	—	2,220
Net income	—	—	—	—	13,176	13,176
Balances as of June 30, 2023	134,883,597	$13	$635,548	$(865)	$(327,773)	$306,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,662	$13,176
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for transaction losses	2,433	5,442
Depreciation and amortization	6,775	3,878
Amortization of debt issuance costs	921	1,177
Accretion of discount on purchases of marketable securities, net	(8,159)	(6,154)
Amortization of operating lease asset	1,706	1,611
Tides Foundation common stock warrant expense	375	375
Stock-based compensation expense	36,180	38,337
Gain on early extinguishment of convertible senior notes	—	(38,945)
Changes in operating assets and liabilities:
Trade and client receivables	(16,158)	(6,957)
Prepaid expenses and other assets	(5,133)	(1,464)
Operating lease liability	(3,129)	(2,866)
Accounts payable	701	(3,371)
Accrued expenses and other liabilities	(6,847)	(5,141)
Deferred revenue	(7,381)	(3,490)
Net cash provided by (used in) operating activities	42,946	(4,392)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(194,299)	(254,119)
Proceeds from maturities of marketable securities	321,846	307,410
Proceeds from sale of marketable securities	35,394	149,859
Purchases of property and equipment	(775)	(135)
Internal-use software and platform development costs	(5,637)	(6,072)
Net cash provided by investing activities	156,529	196,943
CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in escrow funds payable	6,269	16,197
Proceeds from exercises of stock options	770	935
Proceeds from employee stock purchase plan	2,917	2,564
Repurchase of common stock	(100,000)	—
Net cash paid for early extinguishment of convertible senior notes	—	(171,327)
Net cash used in financing activities	(90,044)	(151,631)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	109,431	40,920
Cash, cash equivalents, and restricted cash—beginning of period	296,418	295,231
Cash, cash equivalents, and restricted cash—end of period	$405,849	$336,151
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$463	$837
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
Property and equipment purchased but not yet paid	$118	$124
Internal-use software and platform development costs incurred but not yet paid	$134	$93
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
The accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair statement of the financial position, results of operations, changes in stockholders’ equity and cash flows for the interim periods, but do not purport to be indicative of the results of operations or financial condition to be anticipated for the full year ending December 31, 2024. Prior period presentation has been revised to conform to the current period presentation as of June 30, 2024.
In 2023, the Company changed the name of its Upwork Enterprise offering to Enterprise Solutions. Concurrently, to align with customer needs and internal decision-making, the Company combined Enterprise Solutions and Managed Services into a suite of Enterprise offerings. To conform to the current period presentation as of June 30, 2024, the Company presents revenue from Enterprise Solutions and Managed Services together as Enterprise revenue in prior periods and no longer reports revenue from its Enterprise Solutions offering in Marketplace revenue.
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
Recent Accounting Pronouncements Not Yet Adopted
The Company has reviewed the accounting pronouncements issued during the six months ended June 30, 2024 and concluded they were either not applicable or not expected to have a material impact on the Company’s condensed consolidated financial statements.
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
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the new disclosures that will be added to the footnotes included in the Company’s consolidated financial statements for the year ending December 31, 2024.
Note 3—Revenue
Disaggregation of Revenue
See “Note 9—Segment and Geographical Information” for the Company’s revenue disaggregated by type of service and geographic area.
Remaining Performance Obligations
As of June 30, 2024, the Company had $5.1 million of remaining performance obligations associated with the transaction price that has been allocated to unexercised material rights related to the Company’s arrangements with talent subject to tiered service fees. In May 2023, the Company retired its tiered service fee structure for talent and introduced a simplified flat service fee of 10%. This change took effect for new contracts and existing contracts that would have otherwise been subject to a 20% fee under the former tiered service fee model. Contracts under the former tiered service fee model that had a 5% fee retained that rate for those contracts through the end of 2023. With this change to the Company’s tiered service fee structure, the Company no longer allocates a portion of the transaction price to unexercised material rights. As of June 30, 2024, the Company expects to recognize substantially all of the $5.1 million of remaining performance obligations associated with unexercised material rights related to tiered service fees over the next 12 months, with an immaterial amount recognized thereafter.
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
Contract Balances
The following table provides information about the balances of the Company’s trade and client receivables, net of allowance and contract liabilities included in deferred revenue and other liabilities, noncurrent:

(In thousands)	June 30, 2024	December 31, 2023
Trade and client receivables, net of allowance	$116,522	$103,061
Contract liabilities
Deferred revenue	10,766	17,361
Deferred revenue (component of other liabilities, noncurrent)	4	790
During the three and six months ended June 30, 2024, changes in the contract liabilities balances were a result of normal business activity and deferral, and subsequent recognition, of revenue related to arrangements with talent subject to tiered service fees and related allocation of transaction price to material rights.
Revenue recognized during the three and six months ended June 30, 2024 that was included in deferred revenue as of March 31, 2024 and December 31, 2023 was $8.9 million and $13.0 million, respectively. Revenue recognized during the three and six months ended June 30, 2023 that was included in deferred revenue as of March 31, 2023 and December 31, 2022 was $9.8 million and $15.2 million, respectively.
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

The Company’s financial instruments that are carried at fair value consist of Level I and Level II assets as of June 30, 2024 and December 31, 2023. The following tables summarize the Company’s available-for-sale marketable securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category reported as cash equivalents or marketable securities as of June 30, 2024 and December 31, 2023:

(In thousands) June 30, 2024	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cash Equivalents	Marketable Securities
Level I
Money market funds	$108,360	$—	$—	$108,360	$108,360	$—
Treasury bills	137,436	—	(203)	137,233	23,277	113,956
U.S. government securities	19,020	4	(106)	18,918	—	18,918
Total Level I	264,816	4	(309)	264,511	131,637	132,874
Level II
Commercial paper	25,575	—	—	25,575	—	25,575
Corporate bonds	133,226	68	(231)	133,063	—	133,063
Commercial deposits	14,377	—	—	14,377	—	14,377
Asset-backed securities	5,100	—	(12)	5,088	—	5,088
Foreign government and agency securities	3,973	—	(9)	3,964	—	3,964
Total Level II	182,251	68	(252)	182,067	—	182,067
Total	$447,067	$72	$(561)	$446,578	$131,637	$314,941

(In thousands) December 31, 2023	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cash Equivalents	Marketable Securities
Level I
Money market funds	$4,782	$—	$—	$4,782	$4,782	$—
Treasury bills	291,611	109	—	291,720	13,955	277,765
U.S. government securities	26,213	3	(18)	26,198	—	26,198
Total Level I	322,606	112	(18)	322,700	18,737	303,963
Level II
Commercial paper	35,699	—	—	35,699	—	35,699
Corporate bonds	92,979	189	(12)	93,156	—	93,156
Commercial deposits	15,371	—	—	15,371	—	15,371
Asset-backed securities	14,728	2	(42)	14,688	—	14,688
Foreign government and agency securities	3,075	5	—	3,080	—	3,080
U.S. agency securities	4,506	—	(6)	4,500	—	4,500
Total Level II	166,358	196	(60)	166,494	—	166,494
Total	$488,964	$308	$(78)	$489,194	$18,737	$470,457
Additionally, the Company deposits funds held in escrow in interest-bearing and non-interest-bearing cash accounts. The interest earned on the interest-bearing accounts is included in revenue in the Company’s condensed consolidated statement of operations and comprehensive income (loss). As of June 30, 2024 and December 31, 2023, the fair value of the Company’s funds held on behalf of customers and held in interest-bearing cash accounts was measured using Level I inputs.

Unrealized Investment Losses
The following tables summarize, for all debt securities classified as available-for-sale in an unrealized loss position as of June 30, 2024 and December 31, 2023, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position.

(In thousands)	Less Than 12 Months		12 Months or Longer		Total
Duration of unrealized losses June 30, 2024	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Treasury bills	$137,233	$(203)	$—	$—	$137,233	$(203)
U.S. government securities	14,819	(78)	2,860	(28)	17,679	(106)
Corporate bonds	79,151	(231)	—	—	79,151	(231)
Asset-backed securities	—	—	4,907	(12)	4,907	(12)
Foreign government and agency securities	3,631	(9)	—	—	3,631	(9)
Total	$234,834	$(521)	$7,767	$(40)	$242,601	$(561)

(In thousands)	Less Than 12 Months		12 Months or Longer		Total
Duration of unrealized losses December 31, 2023	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
U.S. government securities	$15,381	$(15)	$5,182	$(3)	$20,563	$(18)
Corporate bonds	24,062	(10)	552	(2)	24,614	(12)
Asset-backed securities	6,598	(20)	7,348	(22)	13,946	(42)
U.S. agency securities	1,995	(1)	2,505	(5)	4,500	(6)
Total	$48,036	$(46)	$15,587	$(32)	$63,623	$(78)
For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell these securities, nor does it anticipate that it will need to or be required to sell the securities. As of June 30, 2024 and December 31, 2023, the decline in fair value of these securities was due to increases in interest rates and not due to credit related factors. As of June 30, 2024 and 2023, the Company considered any decreases in market value to be temporary in nature and did not consider any of the Company’s marketable securities to be other-than-temporarily impaired. The Company did not record any impairment charges with respect to its marketable securities during each of the three and six months ended June 30, 2024 and 2023.
During the three months ended June 30, 2024 and 2023, interest income, net was $6.2 million and $4.8 million, respectively. During the six months ended June 30, 2024 and 2023, interest income, net was $13.9 million and $10.3 million, respectively. Interest income, net is included in other income, net in the Company’s condensed consolidated statement of operations and comprehensive income (loss).
Note 5—Balance Sheet Components
Cash and Cash Equivalents, Restricted Cash, and Funds Held In Escrow, Including Funds In Transit
The following table reconciles cash and cash equivalents, restricted cash, and funds held in escrow that are restricted as reported in the condensed consolidated balance sheets as of June 30, 2024 and

December 31, 2023 to the total of the same amounts shown in the condensed consolidated statement of cash flows for the six months ended June 30, 2024:

(In thousands)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$182,803	$79,641
Restricted cash	4,390	4,390
Funds held in escrow, including funds in transit	218,656	212,387
Total cash, cash equivalents, and restricted cash as shown in the condensed consolidated statement of cash flows	$405,849	$296,418
Property and Equipment, Net
Property and equipment, net consisted of the following:

(In thousands)	June 30, 2024	December 31, 2023
Internal-use software and platform development	$53,148	$47,096
Leasehold improvements	11,857	11,644
Computer equipment and software	7,314	6,605
Office furniture and fixtures	2,745	2,745
Total property and equipment	75,064	68,090
Less: accumulated depreciation	(46,915)	(40,950)
Property and equipment, net	$28,149	$27,140
For the three months ended June 30, 2024 and 2023, depreciation expense related to property and equipment, excluding internal-use software and platform development, was $0.6 million and $0.8 million, respectively. For the six months ended June 30, 2024 and 2023, depreciation expense related to property and equipment, excluding internal-use software and platform development, was $1.3 million and $1.5 million, respectively.
For each of the three months ended June 30, 2024 and 2023, the Company capitalized $3.6 million of internal-use software and platform development costs. For the six months ended June 30, 2024 and 2023, the Company capitalized $6.1 million and $6.4 million of internal-use software and platform development costs, respectively.
For the three months ended June 30, 2024 and 2023, amortization expense related to the capitalized internal-use software and platform development costs was $2.6 million and $1.1 million, respectively. For the six months ended June 30, 2024 and 2023, amortization expense related to the capitalized internal-use software and platform development costs was $4.7 million and $2.3 million, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(In thousands)	June 30, 2024	December 31, 2023
Accrued compensation and related benefits	$18,636	$25,872
Accrued indirect taxes	12,552	13,171
Accrued vendor expenses	8,513	8,844
Operating lease liability, current	3,812	5,687
Accrued payment processing fees	3,780	2,090
Accrued talent costs	1,668	1,415
Other	850	1,113
Total accrued expenses and other current liabilities	$49,811	$58,192

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
The Company classifies the 2024 PSU Awards as equity awards. Stock-based compensation expense related to the 2024 PSU Awards is a component of operating expenses in the Company’s condensed consolidated statements of operations and comprehensive income (loss) and is recognized over the longer of the expected achievement period for the PSU Performance Condition and the PSU Service Condition, which is 23 months and 35 months for the shares eligible to vest under the 2024 PSU Awards based on performance in each of the years ending December 31, 2025 and 2026, respectively. The grant date fair value of the 2024 PSU Awards was determined using the Company’s closing common stock price on the PSU Grant Date multiplied by the number of 2024 PSU Awards that were probable of vesting on the PSU Grant Date. At each reporting date prior to the Certification Dates, the number of 2024 PSU Awards that are probable of vesting will be reassessed and any changes are reflected in stock-based compensation expense for the period.
Share Repurchase Program
During 2023, the Company’s board of directors authorized the repurchase of up to $100.0 million of shares of the Company’s outstanding common stock, which is referred to as the Share Repurchase Program. Repurchases of the Company’s common stock under the Share Repurchase Program may be made from time to time on the open market (including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended), in privately negotiated transactions, or by other methods, at the Company’s discretion, and in accordance with applicable securities laws and other restrictions. The Share Repurchase Program has no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason. The Share Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares, and the timing and amount of any repurchases will depend on market and business conditions.
During the three and six months ended June 30, 2024, the Company repurchased and subsequently retired 2.9 million and 8.1 million shares of its common stock for an aggregate amount of $33.1 million and $100.0 million at an average price of $11.60 and $12.38 per share, including fees associated with the repurchases, respectively. As of June 30, 2024, the Company had no remaining balance available for repurchases under the Share Repurchase Program.
During the three months ended March 31, 2024, the Company repurchased 0.2 million shares of its common stock that were recorded as treasury stock in the Company’s condensed consolidated balance sheet as of March 31, 2024 and retired in April 2024. As of June 30, 2024, the Company did not hold any shares of treasury stock.

Note 6—Commitments and Contingencies
Letters of Credit
In conjunction with the Company’s operating lease agreements, as of June 30, 2024 and December 31, 2023, the Company had irrevocable letters of credit outstanding in the aggregate amount of $0.8 million. The letters of credit are collateralized by restricted cash in the same amount. No amounts had been drawn against these letters of credit as of June 30, 2024 and December 31, 2023.
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
As of June 30, 2024 and December 31, 2023, the Company was not a party to any material legal proceedings or claims, nor is the Company aware of any pending or threatened litigation or claims, including non-income tax matters, that could reasonably be expected to have a material adverse effect on its business, operating results, cash flows, or financial condition. Accordingly, the amounts accrued for contingencies for which the Company believes a loss is probable were not material as of June 30, 2024 and December 31, 2023.
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

Note 7—Debt
The following table presents the carrying value of the Company’s debt obligations as of June 30, 2024 and December 31, 2023:

(In thousands)	June 30, 2024	December 31, 2023
Convertible senior notes	$360,998	$360,998
Total debt	360,998	360,998
Less: unamortized debt issuance costs	(3,990)	(4,911)
Debt, noncurrent	$357,008	$356,087
Weighted-average interest rate	0.76%	0.77%
Convertible Senior Notes Due 2026
In August 2021, the Company issued 0.25% convertible senior notes due 2026, which are referred to as the Notes. The Notes were issued pursuant to and are subject to the terms and conditions of an indenture between the Company and Computershare Trust Company, National Association (as successor in interest to Wells Fargo Bank, National Association), as trustee, which is referred to as the Indenture. The Notes were offered and sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. As of June 30, 2024 and December 31, 2023, $361.0 million aggregate principal amount of the Notes remained outstanding.
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
For each of the three months ended June 30, 2024 and 2023, interest expense was $0.2 million and amortization of the issuance costs was $0.5 million related to the Notes.
For the six months ended June 30, 2024 and 2023, interest expense was $0.5 million and $0.6 million, respectively, and amortization of the issuance costs was $0.9 million and $1.2 million, respectively, related to the Notes.
As of June 30, 2024 and December 31, 2023, the if-converted value of the Notes did not exceed the outstanding principal amount. As of June 30, 2024, the total estimated fair value of the Notes was $320.4 million and was determined based on a market approach using actual bids and offers of the Notes in an over-the-counter market on the last trading day of the period. The Company considers these assumptions to be Level II inputs in accordance with the fair value hierarchy described in “Note 4—Fair Value Measurements.”
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
Note 8—Net Income (Loss) per Share
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2024	2023	2024	2023
Numerator:
Basic: net income (loss)	$22,220	$(3,991)	$40,662	$13,176
Gain on early extinguishment of convertible senior notes, net of tax	—	—	—	(38,525)
Interest expense related to convertible senior notes, net of tax	646	—	1,292	638
Diluted	$22,866	$(3,991)	$41,954	$(24,711)

Denominator:
Weighted-average shares used to compute net income (loss) per share, basic and diluted
Basic	131,435,839	134,141,525	133,808,901	133,492,087
Options to purchase common stock	1,069,292	—	1,165,090	—
Common stock issuable upon vesting of restricted stock units and performance stock units	—	—	63,660	—
Common stock issuable upon exercise of common stock warrants	297,737	—	297,761	—
Common stock issuable in connection with convertible senior notes	5,463,045	—	5,463,045	1,556,641
Diluted	138,265,913	134,141,525	140,798,457	135,048,728

Net income (loss) per share:
Basic	$0.17	$(0.03)	$0.30	$0.10
Diluted	$0.17	$(0.03)	$0.30	$(0.18)

The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Options to purchase common stock	1,996,063	3,577,554	1,900,265	3,577,554
Common stock issuable upon exercise of common stock warrants	—	350,000	—	350,000
Common stock issuable upon vesting of restricted stock units and performance stock units	12,558,255	10,332,782	12,494,595	10,332,782
Common stock issuable in connection with employee stock purchase plan	963,958	1,821,635	963,958	1,821,635
Common stock issuable in connection with convertible senior notes	—	5,463,045	—	5,463,045
Total	15,518,276	21,545,016	15,358,818	21,545,016
Note 9—Segment and Geographical Information
The Company operates as one operating and reportable segment for the purpose of allocating resources and evaluating financial performance.
The following table sets forth total revenue by type of service for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Marketplace (1)	$166,786	$142,308	$331,116	$278,984
Enterprise (1)	26,343	26,303	52,950	50,485
Total revenue	$193,129	$168,611	$384,066	$329,469
(1) To conform to the current period presentation as of June 30, 2024, the Company presents revenue from Enterprise Solutions and Managed Services together as Enterprise revenue in prior periods and no longer reports revenue from its Enterprise Solutions offering, previously referred to as Upwork Enterprise, in Marketplace revenue.

The Company generates its revenue from talent and clients. The following table sets forth total revenue by geographic area based on the billing address of its talent and clients for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Talent
United States	$28,373	$21,983	$56,140	$44,443
India	14,700	12,041	29,169	23,469
Philippines	14,764	10,818	29,320	21,184
Rest of world (1)	53,508	43,655	106,899	85,057
Total talent	111,345	88,497	221,528	174,153
Clients
United States	59,522	59,423	119,282	114,874
Rest of world (1)	22,262	20,691	43,256	40,442
Total clients	81,784	80,114	162,538	155,316
Total revenue	$193,129	$168,611	$384,066	$329,469
(1) During each of the three and six months ended June 30, 2024 and 2023, no single country included in the Rest of world category had revenue that exceeded 10% of total talent revenue, total clients revenue, or total revenue.
Substantially all of the Company’s long-lived assets were located in the United States as of June 30, 2024 and December 31, 2023.

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
Financial Highlights
Over the past several quarters, we implemented a number of initiatives that positively impacted Marketplace revenue and Marketplace take rate, including (i) retiring the tiered service fee structure for talent working with clients on our Marketplace offering in favor of a flat fee, (ii) increasing the number of virtual tokens, which we refer to as Connects, needed by talent to bid on projects, (iii) deploying ads products on our work marketplace, and (iv) introducing new features, with a focus on machine learning and generative artificial intelligence. These initiatives, along with others, resulted in an increase in Marketplace revenue of $24.5 million, or 17%, and $52.1 million, or 19%, for the three and six months ended June 30, 2024, as compared to the same periods in 2023, respectively. Marketplace take rate also benefited from these initiatives, increasing to 18.0% and 17.9% for the three and six months ended June 30, 2024, respectively, as compared to 15.0% and 14.9% in the same periods in 2023, respectively.
During the three months ended June 30, 2024, we generated net income of $22.2 million and adjusted EBITDA of $40.8 million, as compared to a net loss of $4.0 million and adjusted EBITDA of $14.4 million during the same period in 2023. During the six months ended June 30, 2024, we generated net income of $40.7 million and adjusted EBITDA of $74.2 million, as compared to net income of $13.2 million and adjusted EBITDA of $11.4 million during the same period in 2023. These improvements were primarily a result of cost-saving measures we implemented in 2023, including reducing our investments in brand marketing and vendor spend. We expect these measures will continue to positively impact net income and adjusted EBITDA in 2024, as compared to 2023. Adjusted EBITDA is not prepared in accordance with, and is not an alternative to, financial measures prepared in accordance with generally accepted accounting principles in the United States, which we refer to as U.S. GAAP. See “Key Financial and Operational Metrics—Non-GAAP Financial Measures” below for a definition of adjusted EBITDA, information regarding our use of adjusted EBITDA, and a reconciliation of adjusted EBITDA to net income, the most directly comparable financial measure prepared under U.S. GAAP.
Key Financial and Operational Metrics
We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. As of and for the three and six months ended June 30, 2024 and 2023, our key financial and operating metrics were as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(In thousands, except percentages)	2024	2023		2024	2023
GSV	$1,008,267	$1,036,507	(2.7)%	$2,017,063	$2,039,852	(1.1)%
Marketplace revenue (1)	$166,786	$142,308	17%	$331,116	$278,984	19%
Marketplace take rate (1)	18.0%	15.0%	3%	17.9%	14.9%	3%
Net income (loss)	$22,220	$(3,991)	*	$40,662	$13,176	*
Adjusted EBITDA (2)	$40,835	$14,362	*	$74,160	$11,436	*
*Not meaningful
(1) To conform to the current period presentation as of June 30, 2024, we no longer report revenue from our Enterprise Solutions offering in Marketplace revenue and Marketplace take rate. See “—Marketplace Revenue” below for additional information.
(2) Adjusted EBITDA is not prepared in accordance with, and is not an alternative to, financial measures prepared in accordance with U.S. GAAP. See “—Non-GAAP Financial Measures” below for the definition of adjusted EBITDA, information regarding our use of adjusted EBITDA, and a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable financial measure prepared under U.S. GAAP.

	As of June 30,		% Change
(Active clients are in thousands)	2024	2023
Active clients	868	822	6%
GSV per active client	$4,745	$4,987	(5)%
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
Marketplace Revenue
Marketplace revenue is the primary driver of our business, and we believe it provides comparability to other online marketplaces. Marketplace revenue represents the majority of our revenue and is derived from our Marketplace offerings, which include all offerings other than our Enterprise offerings—Enterprise Solutions (previously referred to as Upwork Enterprise) and Managed Services. We generate Marketplace revenue from both talent and clients. Marketplace revenue is primarily generated from talent service fees, and to a lesser extent, client marketplace fees. We also generate Marketplace revenue from fees for premium offerings, such as our Upwork Payroll offering, as well as purchases of Connects, talent memberships, and other services, such as foreign currency exchange when clients choose to pay in currencies other than the U.S. dollar. To conform to the current period presentation as of June 30, 2024, we present revenue from Enterprise Solutions and Managed Services together as Enterprise revenue in prior periods and no longer report revenue from our Enterprise Solutions offering in Marketplace revenue.
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
Marketplace Take Rate
Marketplace take rate measures the correlation between Marketplace revenue and Marketplace GSV and is calculated by dividing Marketplace revenue by Marketplace GSV. We define Marketplace GSV as GSV derived from our Marketplace offerings. Marketplace take rate is an important metric because it is the key indicator of how well we monetize spend on our work marketplace from our Marketplace offerings. To conform to the current period presentation as of June 30, 2024, we present revenue from Enterprise Solutions and Managed Services together as Enterprise revenue in prior periods and no longer report revenue from our Enterprise Solutions offering in Marketplace revenue.
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

The following table presents a reconciliation of net income (loss), the most directly comparable financial measure prepared in accordance with U.S. GAAP, to adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Net income (loss)	$22,220	$(3,991)	$40,662	$13,176
Add back (deduct):
Stock-based compensation expense	19,238	18,437	36,180	38,337
Depreciation and amortization	3,629	1,854	6,775	3,878
Other income, net (1)	(5,620)	(3,982)	(12,342)	(46,982)
Income tax provision	1,181	1,857	2,510	2,652
Other (2)	187	187	375	375
Adjusted EBITDA	$40,835	$14,362	$74,160	$11,436
(1) During the six months ended June 30, 2023, we recognized a gain of $38.9 million on the early extinguishment of a portion of our 0.25% convertible senior notes due 2026, which we refer to as the Notes, which is included in other income, net in the condensed consolidated statement of operations and comprehensive income (loss).
(2) During each of the three and six months ended June 30, 2024 and 2023, we incurred $0.2 million and $0.4 million, respectively, of expense related to our Tides Foundation warrant.
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
Income Tax Provision
We account for income taxes in accordance with the asset and liability method. Under the asset and liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. We currently maintain a full valuation allowance on all deferred tax assets, including net operating loss carryforwards and certain domestic tax credits. We regularly evaluate the need for a valuation allowance based on all available positive and negative evidence. Given our recent current and anticipated future earnings, some portion of our U.S. valuation allowance may be released in the near future.

Results of Operations
The following table sets forth our condensed consolidated results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Revenue
Marketplace (1)	$166,786	$142,308	$331,116	$278,984
Enterprise (1)	26,343	26,303	52,950	50,485
Total revenue	193,129	168,611	384,066	329,469
Cost of revenue (2)	43,852	40,882	88,045	81,309
Gross profit	149,277	127,729	296,021	248,160
Operating expenses
Research and development (2)	52,465	43,246	105,381	87,727
Sales and marketing (2)	47,333	59,069	95,184	124,069
General and administrative (2)	29,924	28,983	61,925	58,270
Provision for transaction losses	1,774	2,547	2,701	9,248
Total operating expenses	131,496	133,845	265,191	279,314
Income (loss) from operations	17,781	(6,116)	30,830	(31,154)
Other income, net	5,620	3,982	12,342	46,982
Income (loss) before income taxes	23,401	(2,134)	43,172	15,828
Income tax provision	(1,181)	(1,857)	(2,510)	(2,652)
Net income (loss)	$22,220	$(3,991)	$40,662	$13,176
(1) To conform to the current period presentation as of June 30, 2024, we present revenue from Enterprise Solutions and Managed Services together as Enterprise revenue in prior periods and no longer report revenue from our Enterprise Solutions offering in Marketplace revenue.
(2) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Cost of revenue	$497	$490	$963	$910
Research and development	8,106	6,903	15,476	14,532
Sales and marketing	3,393	2,998	6,329	6,566
General and administrative	7,242	8,046	13,412	16,329
Total stock-based compensation	$19,238	$18,437	$36,180	$38,337

Comparison of the Three and Six Months Ended June 30, 2024 and 2023
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2024	2023	Change		2024	2023	Change
Marketplace (1)	$166,786	$142,308	$24,478	17%	$331,116	$278,984	$52,132	19%
Percentage of total revenue	86%	84%			86%	85%
Enterprise (1)	26,343	26,303	40	—%	52,950	50,485	2,465	5%
Percentage of total revenue	14%	16%			14%	15%
Total revenue	$193,129	$168,611	$24,518	15%	$384,066	$329,469	$54,597	17%
(1) To conform to the current period presentation as of June 30, 2024, we present revenue from Enterprise Solutions and Managed Services together as Enterprise revenue in prior periods and no longer report revenue from our Enterprise Solutions offering in Marketplace revenue.
During the three and six months ended June 30, 2024, macroeconomic conditions adversely impacted GSV, which declined 2.7% and 1.1%, as compared to the same periods in 2023, respectively. The number of active clients increased 6% as of June 30, 2024, as compared to June 30, 2023, driven by improvements in both acquisition of new clients and retention of existing clients. As a result of the increase in active clients while GSV declined, our GSV per active client decreased 5% as of June 30, 2024, as compared to June 30, 2023. We expect no material improvement to macroeconomic conditions through the remainder of 2024.
For the three and six months ended June 30, 2024, Marketplace revenue increased, as compared to the same periods in 2023, due to a number of initiatives that we implemented over the past several quarters, including modifying existing offerings and other services and features. Specifically, we retired the tiered service fee structure for talent working with clients on our Marketplace offering—ranging from 5% to 20%—in favor of a flat fee of 10%, increased the number of Connects needed by talent to bid on projects, deployed ads products on our work marketplace, and introduced a contract initiation fee for clients on our Marketplace offering. These factors also drove Marketplace revenue to grow at a faster rate than GSV from our Marketplace offerings, which caused Marketplace take rate to increase to 18.0% and 17.9% during the three and six months ended June 30, 2024, respectively, as compared to 15.0% and 14.9% in the same periods in 2023, respectively.
For the three months ended June 30, 2024, Enterprise revenue remained flat, as compared to the same period in 2023. For the six months ended June 30, 2024, Enterprise revenue increased, as compared to the same period in 2023, primarily due to increased revenue from our Managed Services offering, driven by new spend from existing clients. We intend to focus on efforts to attract new clients of both our Enterprise Solutions and Managed Services offerings, as well as talent that meet the criteria sought by such clients.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2024	2023	Change		2024	2023	Change
Cost of revenue	$43,852	$40,882	$2,970	7%	$88,045	$81,309	$6,736	8%
Total gross margin	77%	76%			77%	75%
For the three and six months ended June 30, 2024, cost of revenue increased, as compared to the same periods in 2023, primarily due to increases in the cost of talent services to deliver Managed Services revenue of $2.0 million and $3.8 million, respectively, and amortization expense related to internal-

use software and platform development costs of $1.3 million and $2.5 million, respectively. For each of the three and six months ended June 30, 2024, gross margin increased to 77%, as compared to 76% and 75% in the same periods in 2023, respectively, primarily driven by the increase in Marketplace revenue.
We expect cost of revenue to increase in future periods as we continue to support growth on our work marketplace. Amounts paid to talent in connection with our Managed Services offering are tied to the volume of managed services used by our clients. The level and timing of these items could fluctuate and affect our cost of revenue in the future. We expect the pricing changes that we have made over the past several quarters will positively impact gross margin in 2024, as compared to 2023.
Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2024	2023	Change		2024	2023	Change
Research and development	$52,465	$43,246	$9,219	21%	$105,381	$87,727	$17,654	20%
Percentage of total revenue	27%	26%			27%	27%
For the three and six months ended June 30, 2024, research and development expense increased, as compared to the same periods in 2023, primarily due to investments we made to increase the size of our research and development workforce that resulted in increases in personnel-related costs of $7.5 million and $14.2 million, respectively. Additionally, for the six months ended June 30, 2024, costs related to software and intangible amortization increased $1.3 million and $0.8 million, respectively, compared to the same period in 2023.
We remain committed to ongoing innovation to further enhance our platform, including improving the quality of our offerings and building new features, with a focus on machine learning and generative artificial intelligence. We expect research and development expense to increase in future periods, as compared to the same periods in 2023, but decline as a percentage of revenue throughout the remainder of 2024.
Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2024	2023	Change		2024	2023	Change
Sales and marketing	$47,333	$59,069	$(11,736)	(20)%	$95,184	$124,069	$(28,885)	(23)%
Percentage of total revenue	25%	35%			25%	38%
For the three and six months ended June 30, 2024, sales and marketing expense decreased, as compared to the same periods in 2023, due to a number of cost-saving measures that we implemented in the second quarter of 2023, including reducing our investments in brand marketing and vendor spend, as well as implementing a reduction of our workforce and slowing our Enterprise sales hiring pace. As a result, during the three and six months ended June 30, 2024, we experienced reductions in marketing and advertising expense of $8.8 million and $23.5 million, respectively, and personnel-related costs of $2.7 million and $4.4 million, respectively, as compared to the same periods in 2023.
We implemented cost-saving measures in the second quarter of 2023, which resulted in lower levels of sales and marketing expense beginning in the second half of 2023 and continuing throughout 2024. We expect to incur similar levels of sales and marketing expense as a percentage of revenue for the remainder of the year.

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2024	2023	Change		2024	2023	Change
General and administrative	$29,924	$28,983	$941	3%	$61,925	$58,270	$3,655	6%
Percentage of total revenue	15%	17%			16%	18%
For the three and six months ended June 30, 2024, general and administrative expense increased primarily due to increases in personnel-related costs of $0.6 million and $2.0 million, respectively, as compared to the same periods in 2023.
We expect general and administrative expense to increase modestly in absolute dollars in future periods, although this expense, expressed as a percentage of total revenue, may vary year over year.
Provision for Transaction Losses

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2024	2023	Change		2024	2023	Change
Provision for transaction losses	$1,774	$2,547	$(773)	(30)%	$2,701	$9,248	$(6,547)	(71)%
Percentage of total revenue	0.9%	1.5%			0.7%	2.8%
We maintain trust and safety measures designed to mitigate bad debt losses, instances of fraud, and chargeback losses. For the three and six months ended June 30, 2024, provision for transaction losses decreased, as compared to the same periods in 2023.
Other Income, Net

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2024	2023	Change		2024	2023	Change
Other income, net	$5,620	$3,982	$1,638	41%	$12,342	$46,982	$(34,640)	(74)%
For the three months ended June 30, 2024, other income, net increased, as compared to the same period in 2023, due to increases in interest income earned on marketable securities. For the six months ended June 30, 2024, other income, net decreased, as compared to the same period in 2023, due to a gain of $38.9 million on the early extinguishment of a portion of the Notes that we recognized during the three months ended March 31, 2023, partially offset by increases in interest income earned on marketable securities.
Income Tax Provision

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2024	2023	Change		2024	2023	Change
Income tax provision	$(1,181)	$(1,857)	$676	(36)%	$(2,510)	$(2,652)	$142	(5)%
For the three and six months ended June 30, 2024, income tax provision decreased, as compared to the same periods in 2023.

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents and marketable securities. Our cash equivalents and marketable securities primarily consist of money market funds, commercial paper, treasury bills, corporate bonds, U.S. and foreign government securities, asset-backed securities, and other types of fixed income securities. The primary objective of our investment activities from our operating investments is to preserve principal while maximizing income without significantly increasing risk. Since our inception, our business has consisted of the operation of an online work marketplace that connects businesses with independent talent from across the globe, and we do not make investments for trading or speculative purposes. As of June 30, 2024 and December 31, 2023, we had $182.8 million and $79.6 million in cash and cash equivalents, respectively. As of June 30, 2024 and December 31, 2023, we had $314.9 million and $470.5 million in marketable securities, respectively.
We believe our existing cash and cash equivalents, marketable securities, and cash flow from operations (in periods in which we generate cash flow from operations) will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital requirements and capital expenditure requirements. In the long term, our ability to support our working capital and capital expenditure requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support research and development efforts, the cost to host our work marketplace, the introduction of new offerings and services, the continuing market adoption of our work marketplace, any acquisitions or investments that we make in complementary businesses, products, and technologies, macroeconomic conditions, any repurchases of shares of our outstanding common stock or of our outstanding Notes, and our ability to obtain equity or debt financing.
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
Commitments and Contingencies
Our principal commitments consist of the Notes, future purchase commitments for cloud infrastructure and other services of $20.0 million for each of the twelve months ending June 30, 2025 and 2026, and obligations under our non-cancellable operating leases for office space. There were no material changes to our commitments under our lease agreements from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. Assuming the outstanding Notes are not converted into our common stock, repurchased, or redeemed prior to maturity, (i) annual interest expense relating to the Notes will be $2.7 million in each fiscal year through 2025 and $1.8 million in 2026 and (ii) principal in the amount of $361.0 million will be payable upon the maturity of the Notes on August 15, 2026. For additional information about our Notes, see the section below titled “—Convertible Senior Notes Due 2026.”
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
Share Repurchase Program
In November 2023, our board of directors authorized a share repurchase program for the repurchase of up to $100.0 million of shares of our outstanding common stock, which we refer to as the Share Repurchase Program. Repurchases of our common stock under the Share Repurchase Program may be made from time to time on the open market (including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act), in privately negotiated transactions, or by other methods, at our discretion, and in accordance with applicable securities laws and other restrictions. The Share Repurchase Program has no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason. The Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the timing and amount of any repurchases will depend on market and business conditions.
During the three and six months ended June 30, 2024, we repurchased and subsequently retired 2.9 million and 8.1 million shares of common stock for an aggregate amount of $33.1 million and $100.0 million at an average price of $11.60 and $12.38 per share, including fees associated with the repurchases, respectively. As of June 30, 2024, we had no remaining balance available for repurchases under the Share Repurchase Program.
Escrow Funding Requirements
As a licensed internet escrow agent, we offer escrow services to customers of our work marketplace and, as such, we are required to hold our customers’ escrowed cash and in-transit cash in trust as an asset and record a corresponding liability for escrow funds held on behalf of talent and clients on our balance sheet. We expect the balances of our funds held in escrow, including funds held in transit, and the related liability to grow as GSV grows and may vary from period to period. Escrow regulations require us to cover the trust with our operating cash in the event of shortages due to the timing of cash receipts from clients for completed hourly billings. Talent submit their billings for hourly contracts to their clients on a weekly basis every Sunday, and the aggregate amount of such billings is added to escrow funds payable to talent on the same day. As of each Sunday of each week, we have not yet collected funds for hourly billings from clients as these funds are in transit. Therefore, in order to satisfy escrow funding requirements, every Sunday we match the shortage of cash in trust by restricting our own operating cash and typically collect this cash shortage from clients within the next several days. As a result, we expect our total cash and cash flows from operating activities to be impacted when a quarter ends on a Sunday. As of June 30, 2024 and December 31, 2023, funds held in escrow, including funds in transit, were $218.7 million and $212.4 million, respectively. We deposit a portion of funds held in escrow in interest-bearing checking accounts.
Convertible Senior Notes Due 2026 and Capped Calls
As of June 30, 2024 and December 31, 2023, $361.0 million aggregate principal amount of the Notes remained outstanding.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(In thousands)	2024	2023
Net cash provided by (used in) operating activities	$42,946	$(4,392)
Net cash provided by investing activities	156,529	196,943
Net cash used in financing activities	(90,044)	(151,631)
Net change in cash, cash equivalents, and restricted cash (1)	$109,431	$40,920
(1) Includes increases in funds held in escrow, including funds in transit of $6.3 million and $16.2 million during the six months ended June 30, 2024 and 2023, respectively.
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
For the six months ended June 30, 2024, net cash provided by operating activities was $42.9 million, which resulted from net income of $40.7 million and non-cash adjustments of $40.2 million, offset by net cash outflows of $37.9 million from changes in operating assets and liabilities.
For the six months ended June 30, 2023, net cash used in operating activities was $4.4 million, which resulted from net income of $13.2 million and adjustments of $5.7 million, driven by the gain of $38.9 million on the early extinguishment of a portion of the Notes, offset by net cash outflows of $23.3 million from changes in operating assets and liabilities.
Investing Activities
For the six months ended June 30, 2024, net cash provided by investing activities was $156.5 million, which was primarily a result of proceeds from maturities of marketable securities of $321.8 million and proceeds from the sale of marketable securities of $35.4 million, partially offset by investing $194.3 million in various marketable securities, as well as $5.6 million of internal-use software and platform development costs that we paid during the period.
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
Financing Activities
For the six months ended June 30, 2024, net cash used in financing activities was $90.0 million, which was driven by $100.0 million cash paid for repurchases under the Share Repurchase Program, partially offset by an increase in escrow funds payable of $6.3 million, proceeds received from our 2018 Employee Stock Purchase Plan, which we refer to as the 2018 ESPP, of $2.9 million, and cash received from stock option exercises of $0.8 million.
For the six months ended June 30, 2023, net cash used in financing activities was $151.6 million, which was driven by $171.3 million that we paid to consummate the repurchase of a portion of the Notes, including related fees to effect the repurchase, partially offset by an increase in escrow funds payable of $16.2 million, proceeds received from the 2018 ESPP of $2.6 million, and cash received from stock option exercises of $0.9 million.
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
Interest Rate Risk
Borrowings under the Notes have a fixed interest rate. As of June 30, 2024 and December 31, 2023, we had $361.0 million aggregate principal amount of borrowings outstanding under the Notes.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2024. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•We cannot guarantee that the repurchases made under our Share Repurchase Program will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our common stock and diminish our cash reserves.
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
We have experienced growth in a relatively short period of time. However, there can be no assurance that we will be able to sustain our historical growth rates or that any future investments in growth will be successful or cost-effective. Moreover, sustaining the same levels of growth in future periods will become more difficult if macroeconomic uncertainty, elevated interest rates, and inflation persist. For example, during the three and six months ended June 30, 2024, macroeconomic conditions adversely impacted GSV, which declined 2.7% and 1.1%, as compared to the same periods in 2023, respectively. To manage our growth, we must improve our operational, financial, and management information systems and expand, motivate, and effectively manage and train our workforce. If we are unable to manage our growth successfully without compromising the quality of our offerings or customer experience, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, operating results, financial condition, and ability to successfully market our work marketplace and serve our customers could be adversely affected.
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
Our controls relating to customer identity verification, customer authentication, and fraud detection are complex, require continuous improvement, and may not be effective in detecting and preventing misconduct, particularly as bad actors use increasingly sophisticated methods and technologies to bypass the controls. Further, while we take steps to improve our trust and safety program through the use of algorithms and machine learning techniques, any unauthorized or inadvertent disclosure of these tools might make our efforts to prevent fraud or the improper use of our platform less effective, and any new laws restricting our use of these techniques, or that force us to make the inner workings of these tools transparent to the public, may increase the risk of harm to our customers. If such controls are not effective, any of the following could result, each of which could harm our reputation and adversely impact our business:
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
•geopolitical instability and security risks, such as armed conflict and civil or military unrest, political instability, human rights concerns, terrorist activity, ransomware, and cyberterrorism in countries where we have customers and retaliatory actions that governments may take in response, including the interruption of internet access as a result of any of the foregoing;
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
Demand for our Marketplace offerings is also affected by a number of other factors, including macroeconomic conditions, the timing and success of new offerings and services by us and our competitors, changes to our pricing model, our ability to respond to technological change and to effectively innovate and grow, contraction in our market, client spending patterns, talent activity levels, the size and price of projects on our work marketplace, changes in adoption of remote work, geopolitical conditions, and the other risks identified herein. To the extent these or other factors negatively affect demand for our Marketplace offerings, our business, operating results, and financial condition may be adversely affected.
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
We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, automated processing, and information security. For example, Europe’s General Data Protection Regulation, which we refer to as the GDPR, the UK General Data Protection Regulation, and Europe’s Digital Services Act impose stringent data protection and data handling compliance requirements and provide for significant penalties for noncompliance. Additionally, there is increased focus on automated decision-making and processing via artificial intelligence that may lead to increased restrictions that could impact our platform’s functionality. For example, we have recently established several partnerships that have allowed us to integrate generative artificial intelligence tools into our work marketplace aimed at improving customer experience and productivity. If regulatory authorities or legal challenges against us or our vendors that provide us with artificial intelligence services impose new restrictions on artificial intelligence in ways that prevent the incorporation of such tools into our platform or limit their functionality, the potential benefits to our business of artificial intelligence may not be fully realized. In California, the CCPA, as amended by the California Privacy Rights Act, requires, among other things, covered companies to provide certain disclosures to California consumers and affords such consumers certain rights, including the right to opt-out of certain sales of personal data. The CCPA also provides for civil penalties for violations as well as a private right of action for data breaches that may increase data breach litigation. A growing number of U.S. states have enacted similar or other data protection legislation that have or will go into staggered effect in the near future, and several other states and countries are considering expanding or passing privacy laws in the near term.
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
We have incurred net losses in the past, and as of June 30, 2024, we had an accumulated deficit of $253.4 million. We have made, and expect to continue to make in the future, significant expenditures related to the development and expansion of our business. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. While our GSV and revenue have grown in recent years, we may not be able to sustain the same level of growth in future periods, or at all. For example, during the three and six months ended June 30, 2024, macroeconomic conditions adversely impacted GSV, which declined 2.7% and 1.1%, as compared to the same periods in 2023, respectively. In addition, although our profitability has improved in recent periods, if our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to maintain profitability in future periods and the trading price of our common stock could decline.
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
•repurchases by us of any of our outstanding shares of common stock or of our outstanding Notes;
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
In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change NOL carryforwards to offset future taxable income. We have completed an analysis of Section 382 ownership changes in our stock through December 31, 2023 and have concluded that we have experienced ownership changes that will result in limitations in our ability to use certain NOLs and tax credit carryforwards. In addition, other factors outside our control could further limit our ability to utilize NOLs to offset future U.S. federal and state taxable income, including further changes in the ownership of our stock and regulatory changes. Any such material limitation or expiration of our NOLs may harm our future operating results by effectively increasing our future tax obligations.

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
To support our growth and respond to business challenges, such as developing new features or enhancements to our work marketplace, acquiring new technologies, and improving our infrastructure, we have made and expect to continue to make significant financial investments in our business. In addition, we may, from time to time, seek to acquire or strategically invest in other complementary products, technologies, or businesses or repurchase outstanding shares of our common stock or the Notes. For example, in March 2023, we paid $170.8 million to repurchase a portion of our outstanding Notes, and in the six months ended June 30, 2024, we paid $100.0 million to repurchase shares of our common stock under our Share Repurchase Program. We may need to engage in equity or debt financings to obtain the funds required for these investments, acquisitions, and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to those of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve additional restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions and strategic investments. If we are unable to obtain adequate financing on terms satisfactory to us or at all, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.
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
•the financial projections we provide to the public or our lowering of or failure to meet these projections;
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
We cannot guarantee that the repurchases made under our Share Repurchase Program will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our common stock and diminish our cash reserves.
In November 2023, our board of directors authorized the Share Repurchase Program to repurchase up to $100.0 million of shares of our outstanding common stock. As of June 30, 2024, we had no remaining balance available for repurchases under the Share Repurchase Program. Any future share repurchases could affect the trading price of our common stock, increase volatility, and diminish our cash reserves. We cannot guarantee that the repurchases made under the Share Repurchase Program will enhance long-term stockholder value.
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
In August 2021, we issued the Notes. The Notes are senior, unsecured obligations and bear interest at a rate of 0.25% per year. The Notes will mature on August 15, 2026, unless earlier redeemed, repurchased, or converted in accordance with the terms of the Notes. In March 2023, we repurchased a portion of the outstanding Notes, and, as of June 30, 2024, $361.0 million aggregate principal amount of the Notes remained outstanding. We may also incur additional indebtedness to meet future financing needs.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
Issuer Purchases of Equity Securities
Share repurchases of our common stock under the Share Repurchase Program for the three months ended June 30, 2024 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1, 2024 - April 30, 2024	2,855,446	$11.60	2,855,446	$—
May 1, 2024 - May 31, 2024	—	—	—	—
June 1, 2024 - June 30, 2024	—	—	—	—
Total	2,855,446	$11.60	2,855,446	$—
(1) Shares purchased are as of trade date.
(2) Average price paid per share is calculated on the trade date and excludes any excise tax that we accrue on our share repurchases as a result of the Inflation Reduction Act of 2022.
(3) In November 2023, we announced that our board of directors authorized the Share Repurchase Program to purchase up to $100.0 million of our common stock. The Share Repurchase Program does not have a fixed expiration date and does not obligate us to acquire any dollar amount or specific number of shares. Repurchases of our common stock under the Share Repurchase Program may be made from time to time on the open market (including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act), in privately negotiated transactions, or by other methods, at our discretion, and in accordance with applicable securities laws and other restrictions. As of June 30, 2024, we had no remaining balance available for repurchases under the Share Repurchase Program.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Insider Trading Arrangements
During the three months ended June 30, 2024, certain of our directors or officers (as defined in Section 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K (each, a “Sales Plan”), as set forth in the table below.
Each Sales Plan included a representation from the director or officer to the broker administering the plan that the director or officer was not in possession of any material nonpublic information regarding Upwork or the Upwork securities subject to the Sales Plan. A similar representation was made to us in connection with the adoption of each Sales Plan under our Insider Trading Policy. Those representations were made as of the date of adoption or modification of each Sales Plan and speak only as of that date. In making those representations, there is no assurance with respect to any material nonpublic information of which the director or officer was unaware, or with respect to any material nonpublic information acquired by the director, officer, or us after the date of the representation.

Name and Position	Action	Date	Type of Trading Arrangement	Maximum Number of Shares of Common Stock Eligible for Sale	Expiration Date(1)
Olivier Marie	Adoption	May 3, 2024	Rule 10b5-1	See footnote 2	June 30, 2025
Chief Accounting Officer
Elizabeth Nelson	Adoption	May 25, 2024	Rule 10b5-1	225,000 (3)	February 25, 2025
Director
Dave Bottoms	Modification	May 28, 2024	Rule 10b5-1	See footnote 4	May 31, 2025
GM VPII, Marketplace
(1) The trading arrangement will be in effect until the earlier of (i) the expiration date set forth in the table and (ii) the date on which the maximum number of shares of our common stock subject to the Sales Plan have been sold thereunder.
(2) Includes (i) up to 6,944 shares issued upon vesting of restricted stock units, which we refer to as RSUs, previously granted to Mr. Marie that vested and were released to Mr. Marie prior to the adoption date, less any such shares that may have previously been sold pursuant to Mr. Marie’s Rule 10b5-1 trading plan adopted on May 30, 2023, (ii) up to 621 shares previously purchased by Mr. Marie under the 2018 ESPP, less any such shares that may have previously been sold pursuant to Mr. Marie’s Rule 10b5-1 trading plan adopted on May 30, 2023, (iii) up to 32,522 shares issuable upon vesting of RSUs previously granted to Mr. Marie that will vest and be released to Mr. Marie on or prior to June 18, 2025, less the number of shares sold upon the vesting of the RSUs covered by the Sales Plan to satisfy tax withholding obligations pursuant to Upwork’s non-discretionary “sell to cover” requirement, and (iv) a number of shares Mr. Marie may purchase under the 2018 ESPP during the term of the Sales Plan, which cannot be determined at this time as the purchase price for such shares will be determined at the end of the applicable purchase period under the 2018 ESPP.
(3) Includes up to 225,000 shares issuable upon exercise of a stock option previously granted to Ms. Nelson. The stock option was fully vested and exercisable as of December 31, 2023, and expires on February 25, 2025.
(4) Includes (i) up to 75,013 shares issuable upon vesting of RSUs previously granted to Mr. Bottoms that will vest and be released to Mr. Bottoms on or prior to May 18, 2025, less the number of shares sold upon the vesting of the RSUs covered by the Sales Plan to satisfy tax withholding obligations pursuant to Upwork’s non-discretionary “sell to cover” requirement, and (ii) a number of shares Mr. Bottoms may purchase under the 2018 ESPP during the term of the Sales Plan, which cannot be determined at this time as the purchase price for such shares will be determined at the end of the applicable purchase period under the 2018 ESPP.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing date	Filed Herewith
3.1	Amended and Restated Bylaws.	8-K	001-38678	3.1	May 1, 2024
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
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

UPWORK INC.

Date: August 7, 2024	By:	/s/ Hayden Brown
Hayden Brown
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2024	By:	/s/ Erica Gessert
Erica Gessert
Chief Financial Officer
(Principal Financial Officer)