Form 10-Q
period 2024-09-30
UPWORK, INC
filed 2024-11-06
CIK 1627475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number: 001-38678
________________________________________________
UPWORK INC.
(Exact Name of Registrant as Specified in its Charter)
________________________________________________

Delaware		46-4337682
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
530 Lytton Avenue, Suite 301
Palo Alto,	California	94301
(Address of principal executive offices)		(Zip Code)
(650) 316-7500
(Registrant’s telephone number, including area code)
475 Brannan Street, Suite 430
San Francisco, California 94107
(Former Name or Former Address, if Changed Since Last Report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of November 4, 2024, there were 133,667,123 shares of the registrant’s common stock outstanding.

Unless otherwise expressly stated or the context otherwise requires, references in this Quarterly Report on Form 10-Q, which we refer to as this Quarterly Report, to “Upwork,” “Company,” “our,” “us,” and “we” and similar references refer to Upwork Inc. and its wholly owned subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. All statements contained in this Quarterly Report, other than statements of historical fact, including any statements regarding our future operating results and financial position, our business strategy and plans, potential growth or growth prospects, active clients, future research and development, sales and marketing, and general and administrative expenses, provision for transaction losses, our plans with respect to share repurchases, the expected impact of cost-saving initiatives, and our objectives for future operations, are forward-looking statements. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
UPWORK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share data)	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$288,464	$79,641
Marketable securities	312,719	470,457
Funds held in escrow, including funds in transit	214,302	212,387
Trade and client receivables – net of allowance of $4,170 and $5,141 as of September 30, 2024 and December 31, 2023, respectively	69,447	103,061
Prepaid expenses and other current assets	19,359	17,825
Total current assets	904,291	883,371
Property and equipment, net	29,875	27,140
Goodwill	118,219	118,219
Intangible assets, net	1,859	3,048
Operating lease asset	6,441	4,333
Other assets, noncurrent	1,974	1,430
Total assets	$1,062,659	$1,037,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,601	$5,063
Escrow funds payable	214,302	212,387
Accrued expenses and other current liabilities	55,754	58,192
Deferred revenue	8,782	17,361
Total current liabilities	284,439	293,003
Debt, noncurrent	357,468	356,087
Operating lease liability, noncurrent	9,220	6,088
Other liabilities, noncurrent	361	1,288
Total liabilities	651,488	656,466
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.0001 par value; 490,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 133,497,277 and 137,272,754 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	13	14
Additional paid-in capital	635,578	674,918
Accumulated other comprehensive income	1,222	205
Accumulated deficit	(225,642)	(294,062)
Total stockholders’ equity	411,171	381,075
Total liabilities and stockholders’ equity	$1,062,659	$1,037,541
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2024	2023	2024	2023
Revenue	$193,776	$175,733	$577,842	$505,202
Cost of revenue	43,408	43,273	131,453	124,582
Gross profit	150,368	132,460	446,389	380,620
Operating expenses
Research and development	50,411	43,419	155,792	131,146
Sales and marketing	46,093	47,308	141,277	171,377
General and administrative	31,276	28,652	93,201	86,922
Provision for transaction losses	1,795	1,615	4,496	10,863
Total operating expenses	129,575	120,994	394,766	400,308
Income (loss) from operations	20,793	11,466	51,623	(19,688)
Other income, net	8,091	5,766	20,433	52,748
Income before income taxes	28,884	17,232	72,056	33,060
Income tax provision	(1,126)	(895)	(3,636)	(3,547)
Net income	$27,758	$16,337	$68,420	$29,513

Net income (loss) per share:
Basic	$0.21	$0.12	$0.51	$0.22
Diluted	$0.20	$0.12	$0.50	$(0.06)

Weighted-average shares used to compute net income (loss) per share
Basic	132,603	135,450	133,404	134,152
Diluted	139,294	137,291	140,552	135,184

Other comprehensive income, net of tax:
Net unrealized holding gain on marketable securities, net	$1,751	$472	$1,017	$2,692
Total comprehensive income	$29,509	$16,809	$69,437	$32,205
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended September 30, 2024	Shares	Amount
Balances as of June 30, 2024	132,006,676	$13	$615,012	$(529)	$(253,400)	$361,096
Issuance of common stock upon exercise of stock options	316,558	—	1,165	—	—	1,165
Stock-based compensation expense	—	—	19,093	—	—	19,093
Issuance of common stock for settlement of RSUs	1,174,043	—	—	—	—	—
Tides Foundation common stock warrant expense	—	—	188	—	—	188
Share repurchase excise tax	—	—	120	—	—	120
Unrealized gain on marketable securities	—	—	—	1,751	—	1,751
Net income	—	—	—	—	27,758	27,758
Balances as of September 30, 2024	133,497,277	$13	$635,578	$1,222	$(225,642)	$411,171

(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended September 30, 2023	Shares	Amount
Balances as of June 30, 2023	134,883,597	$13	$635,548	$(865)	$(327,773)	$306,923
Issuance of common stock upon exercise of stock options and common stock warrants	346,988	—	1,005	—	—	1,005
Stock-based compensation expense	—	—	18,013	—	—	18,013
Issuance of common stock for settlement of RSUs	878,912	1	—	—	—	1
Tides Foundation common stock warrant expense	—	—	188	—	—	188
Unrealized gain on marketable securities	—	—	—	472	—	472
Net income	—	—	—	—	16,337	16,337
Balances as of September 30, 2023	136,109,497	$14	$654,754	$(393)	$(311,436)	$342,939

(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Nine Months Ended September 30, 2024	Shares	Amount
Balances as of December 31, 2023	137,272,754	$14	$674,918	$205	$(294,062)	$381,075
Issuance of common stock upon exercise of stock options and common stock warrants	514,115	—	1,935	—	—	1,935
Stock-based compensation expense	—	—	55,856	—	—	55,856
Issuance of common stock for settlement of RSUs	3,372,975	—	—	—	—	—
Tides Foundation common stock warrant expense	—	—	563	—	—	563
Issuance of common stock in connection with employee stock purchase plan	414,159	—	2,917	—	—	2,917
Repurchase of common stock, including excise tax	(8,076,726)	(1)	(100,611)	—	—	(100,612)
Unrealized gain on marketable securities	—	—	—	1,017	—	1,017
Net income	—	—	—	—	68,420	68,420
Balances as of September 30, 2024	133,497,277	$13	$635,578	$1,222	$(225,642)	$411,171

(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
Nine Months Ended September 30, 2023	Shares	Amount
Balances as of December 31, 2022	132,368,265	$13	$592,900	$(3,085)	$(340,949)	$248,879
Issuance of common stock upon exercise of stock options and common stock warrants	621,081	—	1,940	—	—	1,940
Stock-based compensation expense	—	—	56,787	—	—	56,787
Issuance of common stock for settlement of RSUs	2,743,136	1	—	—	—	1
Tides Foundation common stock warrant expense	—	—	563	—	—	563
Issuance of common stock in connection with employee stock purchase plan	377,015	—	2,564	—	—	2,564
Unrealized gain on marketable securities	—	—	—	2,692	—	2,692
Net income	—	—	—	—	29,513	29,513
Balances as of September 30, 2023	136,109,497	$14	$654,754	$(393)	$(311,436)	$342,939

The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$68,420	$29,513
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for transaction losses	3,533	6,806
Depreciation and amortization	10,443	5,641
Amortization of debt issuance costs	1,381	1,637
Accretion of discount on purchases of marketable securities, net	(10,431)	(9,832)
Amortization of operating lease asset	2,428	2,435
Tides Foundation common stock warrant expense	563	563
Stock-based compensation expense	54,758	56,148
Gain on early extinguishment of convertible senior notes	—	(38,945)
Changes in operating assets and liabilities:
Trade and client receivables	29,857	(2,638)
Prepaid expenses and other assets	(2,468)	1,487
Operating lease liability	(4,215)	(4,375)
Accounts payable	541	(5,802)
Accrued expenses and other liabilities	(367)	(1,077)
Deferred revenue	(9,369)	(9,001)
Net cash provided by operating activities	145,074	32,560
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(234,504)	(449,180)
Proceeds from maturities of marketable securities	365,269	451,047
Proceeds from sale of marketable securities	38,421	159,575
Purchases of property and equipment	(1,979)	(558)
Internal-use software and platform development costs	(8,600)	(9,179)
Net cash provided by investing activities	158,607	151,705
CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in escrow funds payable	1,915	16,513
Proceeds from exercises of stock options	1,935	1,941
Proceeds from employee stock purchase plan	2,917	2,564
Repurchase of common stock	(100,000)	—
Net cash paid for early extinguishment of convertible senior notes	—	(171,327)
Net cash used in financing activities	(93,233)	(150,309)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	210,448	33,956
Cash, cash equivalents, and restricted cash—beginning of period	296,418	295,231
Cash, cash equivalents, and restricted cash—end of period	$506,866	$329,187
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$3,178	$661
Cash paid for interest	920	1,314
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Right-of-use asset recognized	$4,436	$—
Property and equipment purchased but not yet paid	310	—
Internal-use software and platform development costs incurred but not yet paid	256	40
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1—Organization and Description of Business
Upwork Inc., which is referred to as the Company or Upwork, operates a work marketplace that connects businesses, which are referred to as clients, with independent talent. Independent talent on the Company’s work marketplace, which are referred to as talent, and, together with clients, as customers, include independent professionals and agencies of varying sizes and are an increasingly sought-after, critical, and expanding segment of the global workforce. The Company is incorporated in the state of Delaware and is headquartered in Palo Alto, California.
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
The accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair statement of the financial position, results of operations, changes in stockholders’ equity and cash flows for the interim periods, but do not purport to be indicative of the results of operations or financial condition to be anticipated for the full year ending December 31, 2024. Prior period presentation has been revised to conform to the current period presentation as of September 30, 2024.
In 2023, the Company changed the name of its Upwork Enterprise offering to Enterprise Solutions. Concurrently, to align with customer needs and internal decision-making, the Company combined Enterprise Solutions and Managed Services into a suite of Enterprise offerings. To conform to the current period presentation as of September 30, 2024, the Company presents revenue from Enterprise Solutions and Managed Services together as Enterprise revenue in prior periods and no longer reports revenue from its Enterprise Solutions offering in Marketplace revenue.
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
Recent Accounting Pronouncements Not Yet Adopted
The Company has reviewed the accounting pronouncements issued during the nine months ended September 30, 2024 and concluded they were either not applicable or not expected to have a material impact on the Company’s condensed consolidated financial statements.
In December 2023, the Financial Accounting Standards Board, which is referred to as the FASB, issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is referred to as ASU 2023-09. ASU 2023-09 requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact ASU 2023-09 will have on the footnotes included in the Company’s consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is referred to as ASU 2023-07 and requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company will adopt ASU 2023-07 in accordance with the effective date and new disclosures will be added to the footnotes included in the Company’s consolidated financial statements for the year ending December 31, 2024.
Note 3—Revenue
Disaggregation of Revenue
See “Note 9—Segment and Geographical Information” for the Company’s revenue disaggregated by type of service and geographic area.
Remaining Performance Obligations
As of September 30, 2024, the Company had $2.5 million of remaining performance obligations associated with the transaction price that has been allocated to unexercised material rights related to the Company’s arrangements with talent subject to tiered service fees. In May 2023, the Company retired its tiered service fee structure for talent and introduced a simplified flat service fee of 10%. This change took effect for new contracts and existing contracts that would have otherwise been subject to a 20% fee under the former tiered service fee model. Contracts under the former tiered service fee model that had a 5% fee retained that rate for those contracts through the end of 2023. With this change to the Company’s tiered service fee structure, the Company no longer allocates a portion of the transaction price to unexercised material rights. As of September 30, 2024, the Company expects to recognize substantially all of the $2.5 million of remaining performance obligations associated with unexercised material rights related to tiered service fees over the next 12 months.
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
Contract Balances
The following table provides information about the balances of the Company’s trade and client receivables, net of allowance and contract liabilities included in deferred revenue and other liabilities, noncurrent:

(In thousands)	September 30, 2024	December 31, 2023
Trade and client receivables, net of allowance	$69,447	$103,061
Contract liabilities
Deferred revenue	8,782	17,361
Deferred revenue (component of other liabilities, noncurrent)	—	790
During the three and nine months ended September 30, 2024, changes in the contract liabilities balances were a result of normal business activity and deferral, and subsequent recognition, of revenue related to arrangements with talent subject to tiered service fees and related allocation of transaction price to material rights.
Revenue recognized during the three and nine months ended September 30, 2024 that was included in deferred revenue as of June 30, 2024 and December 31, 2023 was $8.3 million and $15.7 million, respectively. Revenue recognized during the three and nine months ended September 30, 2023 that was included in deferred revenue as of June 30, 2023 and December 31, 2022 was $9.9 million and $20.6 million, respectively.
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
The Company’s financial instruments that are carried at fair value consist of Level I and Level II assets as of September 30, 2024 and December 31, 2023. The following tables summarize the Company’s available-for-sale marketable securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category reported as cash equivalents or marketable securities as of September 30, 2024 and December 31, 2023:

(In thousands) September 30, 2024	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cash Equivalents	Marketable Securities
Level I
Money market funds	$27,997	$—	$—	$27,997	$27,997	$—
Treasury bills	260,592	60	(4)	260,648	164,152	96,496
U.S. government securities	19,117	87	(1)	19,203	—	19,203
Total Level I	307,706	147	(5)	307,848	192,149	115,699
Level II
Commercial paper	24,509	—	—	24,509	—	24,509
Corporate bonds	148,925	1,058	(6)	149,977	—	149,977
Commercial deposits	14,377	—	—	14,377	—	14,377
Asset-backed securities	3,097	3	(1)	3,099	—	3,099
Foreign government and agency securities	5,022	36	—	5,058	—	5,058
Total Level II	195,930	1,097	(7)	197,020	—	197,020
Total	$503,636	$1,244	$(12)	$504,868	$192,149	$312,719

(In thousands) December 31, 2023	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cash Equivalents	Marketable Securities
Level I
Money market funds	$4,782	$—	$—	$4,782	$4,782	$—
Treasury bills	291,611	109	—	291,720	13,955	277,765
U.S. government securities	26,213	3	(18)	26,198	—	26,198
Total Level I	322,606	112	(18)	322,700	18,737	303,963
Level II
Commercial paper	35,699	—	—	35,699	—	35,699
Corporate bonds	92,979	189	(12)	93,156	—	93,156
Commercial deposits	15,371	—	—	15,371	—	15,371
Asset-backed securities	14,728	2	(42)	14,688	—	14,688
Foreign government and agency securities	3,075	5	—	3,080	—	3,080
U.S. agency securities	4,506	—	(6)	4,500	—	4,500
Total Level II	166,358	196	(60)	166,494	—	166,494
Total	$488,964	$308	$(78)	$489,194	$18,737	$470,457
Additionally, the Company deposits funds held in escrow in interest-bearing and non-interest-bearing cash accounts. The interest earned on the interest-bearing accounts is included in revenue in the Company’s condensed consolidated statement of operations and comprehensive income. As of September 30, 2024 and December 31, 2023, the fair value of the Company’s funds held on behalf of customers and held in interest-bearing cash accounts was measured using Level I inputs.

Unrealized Investment Losses
The following tables summarize, for all debt securities classified as available-for-sale in an unrealized loss position as of September 30, 2024 and December 31, 2023, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position.

(In thousands)	Less Than 12 Months		12 Months or Longer		Total
Duration of unrealized losses September 30, 2024	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Treasury bills	$54,388	$(4)	$—	$—	$54,388	$(4)
U.S. government securities	2,687	—	1,000	(1)	3,687	(1)
Corporate bonds	10,829	(6)	—	—	10,829	(6)
Asset-backed securities	—	—	2,171	(1)	2,171	(1)
Total	$67,904	$(10)	$3,171	$(2)	$71,075	$(12)

(In thousands)	Less Than 12 Months		12 Months or Longer		Total
Duration of unrealized losses December 31, 2023	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
U.S. government securities	$15,381	$(15)	$5,182	$(3)	$20,563	$(18)
Corporate bonds	24,062	(10)	552	(2)	24,614	(12)
Asset-backed securities	6,598	(20)	7,348	(22)	13,946	(42)
U.S. agency securities	1,995	(1)	2,505	(5)	4,500	(6)
Total	$48,036	$(46)	$15,587	$(32)	$63,623	$(78)
For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell these securities, nor does it anticipate that it will need to or be required to sell the securities. As of September 30, 2024 and December 31, 2023, the decline in fair value of these securities was due to increases in interest rates and not due to credit related factors. As of September 30, 2024 and December 31, 2023, the Company considered any decreases in market value to be temporary in nature and did not consider any of the Company’s marketable securities to be other-than-temporarily impaired. The Company did not record any impairment charges with respect to its marketable securities during each of the three and nine months ended September 30, 2024 and 2023.
During the three months ended September 30, 2024 and 2023, interest income, net was $7.7 million and $6.6 million, respectively. During the nine months ended September 30, 2024 and 2023, interest income, net was $21.6 million and $16.9 million, respectively. Interest income, net is included in other income, net in the Company’s condensed consolidated statement of operations and comprehensive income.
Note 5—Balance Sheet Components
Cash and Cash Equivalents, Restricted Cash, and Funds Held In Escrow, Including Funds In Transit
The following table reconciles cash and cash equivalents, restricted cash, and funds held in escrow that are restricted as reported in the condensed consolidated balance sheets as of September 30, 2024 and

December 31, 2023 to the total of the same amounts shown in the condensed consolidated statement of cash flows for the nine months ended September 30, 2024:

(In thousands)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$288,464	$79,641
Restricted cash	4,100	4,390
Funds held in escrow, including funds in transit	214,302	212,387
Total cash, cash equivalents, and restricted cash as shown in the condensed consolidated statement of cash flows	$506,866	$296,418
Property and Equipment, Net
Property and equipment, net consisted of the following:

(In thousands)	September 30, 2024	December 31, 2023
Internal-use software and platform development	$56,749	$47,096
Leasehold improvements	12,098	11,644
Computer equipment and software	8,285	6,605
Office furniture and fixtures	2,745	2,745
Total property and equipment	79,877	68,090
Less: accumulated depreciation	(50,002)	(40,950)
Property and equipment, net	$29,875	$27,140
For each of the three months ended September 30, 2024 and 2023, depreciation expense related to property and equipment, excluding internal-use software and platform development, was $0.7 million. For the nine months ended September 30, 2024 and 2023, depreciation expense related to property and equipment, excluding internal-use software and platform development, was $2.0 million and $2.2 million, respectively.
For the three months ended September 30, 2024 and 2023, the Company capitalized $3.6 million and $3.4 million of internal-use software and platform development costs, respectively. For the nine months ended September 30, 2024 and 2023, the Company capitalized $9.7 million and $9.8 million of internal-use software and platform development costs, respectively.
For the three months ended September 30, 2024 and 2023, amortization expense related to the capitalized internal-use software and platform development costs was $2.6 million and $1.1 million, respectively. For the nine months ended September 30, 2024 and 2023, amortization expense related to the capitalized internal-use software and platform development costs was $7.3 million and $3.4 million, respectively.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(In thousands)	September 30, 2024	December 31, 2023
Accrued compensation and related benefits	$26,611	$25,872
Accrued indirect taxes	11,846	13,171
Accrued vendor expenses	7,799	8,844
Operating lease liability, current	2,776	5,687
Accrued payment processing fees	4,503	2,090
Accrued talent costs	1,556	1,415
Other	663	1,113
Total accrued expenses and other current liabilities	$55,754	$58,192
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
Share Repurchase Program
During 2023, the Company’s board of directors authorized the repurchase of up to $100.0 million of shares of the Company’s outstanding common stock, which is referred to as the 2023 Share Repurchase Authorization. During the nine months ended September 30, 2024, the Company repurchased and subsequently retired 8.1 million shares of its common stock under the 2023 Share Repurchase Authorization for an aggregate amount of $100.0 million at an average price of $12.38 per share, including fees associated with the repurchases and excluding excise tax. For the three months ended

September 30, 2024, the Company did not repurchase any shares under the 2023 Share Repurchase Authorization. As of September 30, 2024, the Company had no remaining balance available for repurchases under the 2023 Share Repurchase Authorization.
Note 6—Commitments and Contingencies
Letters of Credit
In conjunction with the Company’s operating lease agreements, as of September 30, 2024 and December 31, 2023, the Company had irrevocable letters of credit outstanding in the aggregate amount of $0.6 million and $0.8 million, respectively. The letters of credit are collateralized by restricted cash in the same amount. No amounts had been drawn against these letters of credit as of September 30, 2024 and December 31, 2023.
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
As of September 30, 2024 and December 31, 2023, the Company was not a party to any material legal proceedings or claims, nor is the Company aware of any pending or threatened litigation or claims, including non-income tax matters, that could reasonably be expected to have a material adverse effect on its business, operating results, cash flows, or financial condition. Accordingly, the amounts accrued for contingencies for which the Company believes a loss is probable were not material as of September 30, 2024 and December 31, 2023.
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

Note 7—Debt
The following table presents the carrying value of the Company’s debt obligations as of September 30, 2024 and December 31, 2023:

(In thousands)	September 30, 2024	December 31, 2023
Convertible senior notes	$360,998	$360,998
Total debt	360,998	360,998
Less: unamortized debt issuance costs	(3,530)	(4,911)
Debt, noncurrent	$357,468	$356,087
Weighted-average interest rate	0.76%	0.77%
Convertible Senior Notes Due 2026
In August 2021, the Company issued 0.25% convertible senior notes due 2026, which are referred to as the Notes. The Notes were issued pursuant to and are subject to the terms and conditions of an indenture between the Company and Computershare Trust Company, National Association (as successor in interest to Wells Fargo Bank, National Association), as trustee, which is referred to as the Indenture. The Notes were offered and sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. As of September 30, 2024 and December 31, 2023, $361.0 million aggregate principal amount of the Notes remained outstanding.
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
For each of the three months ended September 30, 2024 and 2023, interest expense was $0.2 million and amortization of the issuance costs was $0.5 million related to the Notes.
For the nine months ended September 30, 2024 and 2023, interest expense was $0.7 million and $0.8 million, respectively, and amortization of the issuance costs was $1.4 million and $1.6 million, respectively, related to the Notes.
As of September 30, 2024 and December 31, 2023, the if-converted value of the Notes did not exceed the outstanding principal amount. As of September 30, 2024, the total estimated fair value of the Notes was $329.8 million and was determined based on a market approach using actual bids and offers of the Notes in an over-the-counter market on the last trading day of the period. The Company considers these assumptions to be Level II inputs in accordance with the fair value hierarchy described in “Note 4—Fair Value Measurements.”
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
Note 8—Net Income (Loss) per Share
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2024	2023	2024	2023
Numerator:
Basic: net income	$27,758	$16,337	$68,420	$29,513
Gain on early extinguishment of convertible senior notes, net of tax	—	—	—	(38,525)
Interest expense related to convertible senior notes, net of tax	652	—	1,954	389
Diluted	$28,410	$16,337	$70,374	$(8,623)

Denominator:
Weighted-average shares used to compute net income (loss) per share, basic and diluted
Basic	132,603,307	135,449,848	133,404,102	134,152,107
Options to purchase common stock	930,067	1,358,272	1,151,251	—
Common stock issuable upon vesting of restricted stock units and performance stock units	—	—	236,309	—
Common stock issuable upon exercise of common stock warrants	297,714	299,758	297,747	—
Common stock issuable in connection with employee stock purchase plan	—	182,757	—	—
Common stock issuable in connection with convertible senior notes	5,463,045	—	5,463,045	1,032,059
Diluted	139,294,133	137,290,635	140,552,454	135,184,166

Net income (loss) per share:
Basic	$0.21	$0.12	$0.51	$0.22
Diluted	$0.20	$0.12	$0.50	$(0.06)

The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Options to purchase common stock	1,818,730	1,922,248	1,597,546	3,280,520
Common stock issuable upon exercise of common stock warrants	—	—	—	300,000
Common stock issuable upon vesting of restricted stock units and performance stock units	10,338,257	10,305,551	10,101,948	10,305,551
Common stock issuable in connection with employee stock purchase plan	885,161	1,595,436	885,161	1,778,193
Common stock issuable in connection with convertible senior notes	—	5,463,045	—	5,463,045
Total	13,042,148	19,286,280	12,584,655	21,127,309
Note 9—Segment and Geographical Information
The Company operates as one operating and reportable segment for the purpose of allocating resources and evaluating financial performance.
The following table sets forth total revenue by type of service for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Marketplace (1)	$167,337	$149,625	$498,453	$428,609
Enterprise (1)	26,439	26,108	79,389	76,593
Total revenue	$193,776	$175,733	$577,842	$505,202
(1) To conform to the current period presentation as of September 30, 2024, the Company presents revenue from Enterprise Solutions and Managed Services together as Enterprise revenue in prior periods and no longer reports revenue from its Enterprise Solutions offering, previously referred to as Upwork Enterprise, in Marketplace revenue.

The Company generates its revenue from talent and clients. The following table sets forth total revenue by geographic area based on the billing address of its talent and clients for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Talent
United States	$28,604	$24,796	$84,744	$69,239
India	14,408	12,918	43,577	36,387
Philippines	14,738	11,781	44,058	32,965
Rest of world (1)	53,104	45,569	160,003	130,626
Total talent	110,854	95,064	332,382	269,217
Clients
United States	60,332	59,570	179,614	174,444
Rest of world (1)	22,590	21,099	65,846	61,541
Total clients	82,922	80,669	245,460	235,985
Total revenue	$193,776	$175,733	$577,842	$505,202
(1) During each of the three and nine months ended September 30, 2024 and 2023, no single country included in the Rest of world category had revenue that exceeded 10% of total talent revenue, total clients revenue, or total revenue.
Substantially all of the Company’s long-lived assets were located in the United States as of September 30, 2024 and December 31, 2023.
Note 10—Subsequent Events
Restructuring Plan
In October 2024, the Company announced a restructuring plan, which is referred to as the Restructuring Plan, intended to continue the Company’s profitable trajectory, increase efficiency, and accelerate innovation for its customers. The Restructuring Plan includes a reduction of the Company’s total workforce by 21% and the Company estimates that it will incur approximately $17 million to $22 million in pre-tax restructuring charges in connection with the Restructuring Plan. The Company expects most of these charges to be cash expenditures and to recognize substantially all of these charges in the fourth quarter of 2024.
Share Repurchase Program
In October 2024, the Company’s board of directors authorized a share repurchase program for the repurchase of up to $100.0 million of shares of the Company’s outstanding common stock, which is referred to as the 2024 Share Repurchase Authorization. Repurchases of the Company’s common stock under the 2024 Share Repurchase Authorization may be made from time to time on the open market (including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended), in privately negotiated transactions, or by other methods, at the Company’s discretion, and in accordance with applicable securities laws and other restrictions. The 2024 Share Repurchase Authorization has no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason. The 2024 Share Repurchase Authorization does not obligate the Company to repurchase any dollar amount or number of shares.

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
Financial Highlights
Over the past several quarters, we implemented a number of initiatives that positively impacted Marketplace revenue and Marketplace take rate, including (i) retiring the tiered service fee structure for talent working with clients on our Marketplace offering in favor of a flat fee, (ii) increasing the number of virtual tokens, which we refer to as Connects, needed by talent to bid on projects, (iii) deploying ads products on our work marketplace, and (iv) introducing new features, with a focus on machine learning and generative artificial intelligence. These initiatives, along with others, contributed to an increase in Marketplace revenue of $17.7 million, or 12%, and $69.8 million, or 16%, for the three and nine months ended September 30, 2024, as compared to the same periods in 2023, respectively. Marketplace take rate also benefited from these initiatives, increasing to 18.3% and 18.0% for the three and nine months ended September 30, 2024, respectively, as compared to 15.8% and 15.2% in the same periods in 2023, respectively.
During the three months ended September 30, 2024, we generated net income of $27.8 million and adjusted EBITDA of $43.2 million, as compared to net income of $16.3 million and adjusted EBITDA of $31.2 million during the same period in 2023. During the nine months ended September 30, 2024, we generated net income of $68.4 million and adjusted EBITDA of $117.4 million, as compared to net income of $29.5 million and adjusted EBITDA of $42.7 million during the same period in 2023. These improvements were primarily a result of cost-saving measures we implemented in 2023, including reducing our investments in brand marketing and vendor spend. We expect these measures will continue to positively impact net income and adjusted EBITDA in the fourth quarter of 2024, as compared to 2023. Adjusted EBITDA is not prepared in accordance with, and is not an alternative to, financial measures prepared in accordance with generally accepted accounting principles in the United States, which we refer to as U.S. GAAP. See “Key Financial and Operational Metrics—Non-GAAP Financial Measures” below for a definition of adjusted EBITDA, information regarding our use of adjusted EBITDA, and a reconciliation of adjusted EBITDA to net income, the most directly comparable financial measure prepared under U.S. GAAP.
Recent Developments
On October 23, 2024, we announced a restructuring plan, which we refer to as the Restructuring Plan, intended to continue our profitable trajectory, increase efficiency, and accelerate innovation for our customers. The Restructuring Plan includes a reduction of our total workforce by 21% and we estimate that we will incur approximately $17 million to $22 million in pre-tax restructuring charges in connection with the Restructuring Plan. We expect most of these charges to be cash expenditures and to recognize substantially all of these charges in the fourth quarter of 2024. All applicable restructuring charges will be excluded from adjusted EBITDA.
Key Financial and Operational Metrics
We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. As of and for the three and nine months ended September 30, 2024 and 2023, our key financial and operating metrics were as follows:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(In thousands, except percentages and basis points)	2024	2023		2024	2023
GSV	$998,268	$1,030,321	(3.1)%	$3,015,331	$3,070,174	(1.8)%
Marketplace revenue (1)	$167,337	$149,625	12%	$498,453	$428,609	16%
Marketplace take rate (1)	18.3%	15.8%	250 bps	18.0%	15.2%	280 bps
Net income	$27,758	$16,337	70%	$68,420	$29,513	132%
Adjusted EBITDA (2)	$43,227	$31,228	38%	$117,387	$42,664	175%
(1) To conform to the current period presentation as of September 30, 2024, we no longer report revenue from our Enterprise Solutions offering in Marketplace revenue and Marketplace take rate. See “—Marketplace Revenue” below for additional information.
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

	As of September 30,		% Change
(Active clients are in thousands)	2024	2023
Active clients	855	836	2%
GSV per active client	$4,781	$4,906	(3)%
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
Marketplace Revenue
Marketplace revenue is the primary driver of our business, and we believe it provides comparability to other online marketplaces. Marketplace revenue represents the majority of our revenue and is derived from our Marketplace offerings, which include all offerings other than our Enterprise offerings—Enterprise

Solutions (previously referred to as Upwork Enterprise) and Managed Services. We generate Marketplace revenue from both talent and clients. Marketplace revenue is primarily generated from talent service fees, and to a lesser extent, client marketplace fees. We also generate Marketplace revenue from fees for premium offerings, such as our Upwork Payroll offering, as well as purchases of Connects, talent memberships, and other services, such as foreign currency exchange when clients choose to pay in currencies other than the U.S. dollar. To conform to the current period presentation as of September 30, 2024, we present revenue from Enterprise Solutions and Managed Services together as Enterprise revenue in prior periods and no longer report revenue from our Enterprise Solutions offering in Marketplace revenue.
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
Marketplace Take Rate
Marketplace take rate measures the correlation between Marketplace revenue and Marketplace GSV and is calculated by dividing Marketplace revenue by Marketplace GSV. We define Marketplace GSV as GSV derived from our Marketplace offerings. Marketplace take rate is an important metric because it is the key indicator of how well we monetize spend on our work marketplace from our Marketplace offerings. To conform to the current period presentation as of September 30, 2024, we present revenue from Enterprise Solutions and Managed Services together as Enterprise revenue in prior periods and no longer report revenue from our Enterprise Solutions offering in Marketplace revenue.
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
We define adjusted EBITDA as net income adjusted for stock-based compensation expense; depreciation and amortization; other income (expense), net, which includes interest expense; income tax benefit (provision); and, if applicable, certain other gains, losses, benefits, or charges that are non-cash or are significant and the result of isolated events or transactions that have not occurred frequently in the past and are not expected to occur regularly in the future. Adjusted EBITDA is not prepared in accordance with, and is not an alternative to, financial measures prepared in accordance with U.S. GAAP.

The following table presents a reconciliation of net income, the most directly comparable financial measure prepared in accordance with U.S. GAAP, to adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Net income	$27,758	$16,337	$68,420	$29,513
Add back (deduct):
Stock-based compensation expense	18,578	17,811	54,758	56,148
Depreciation and amortization	3,668	1,763	10,443	5,641
Other income, net (1)	(8,091)	(5,766)	(20,433)	(52,748)
Income tax provision	1,126	895	3,636	3,547
Other (2)	188	188	563	563
Adjusted EBITDA	$43,227	$31,228	$117,387	$42,664
(1) During the nine months ended September 30, 2023, we recognized a gain of $38.9 million on the early extinguishment of a portion of our 0.25% convertible senior notes due 2026, which we refer to as the Notes, which gain is included in other income, net in the condensed consolidated statement of operations and comprehensive income.
(2) During the three and nine months ended September 30, 2024 and 2023, we incurred $0.2 million and $0.6 million, respectively, of expense related to our Tides Foundation warrant.
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

Results of Operations
The following table sets forth our condensed consolidated results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Revenue
Marketplace (1)	$167,337	$149,625	$498,453	$428,609
Enterprise (1)	26,439	26,108	79,389	76,593
Total revenue	193,776	175,733	577,842	505,202
Cost of revenue (2)	43,408	43,273	131,453	124,582
Gross profit	150,368	132,460	446,389	380,620
Operating expenses
Research and development (2)	50,411	43,419	155,792	131,146
Sales and marketing (2)	46,093	47,308	141,277	171,377
General and administrative (2)	31,276	28,652	93,201	86,922
Provision for transaction losses	1,795	1,615	4,496	10,863
Total operating expenses	129,575	120,994	394,766	400,308
Income (loss) from operations	20,793	11,466	51,623	(19,688)
Other income, net	8,091	5,766	20,433	52,748
Income before income taxes	28,884	17,232	72,056	33,060
Income tax provision	(1,126)	(895)	(3,636)	(3,547)
Net income	$27,758	$16,337	$68,420	$29,513
(1) To conform to the current period presentation as of September 30, 2024, we present revenue from Enterprise Solutions and Managed Services together as Enterprise revenue in prior periods and no longer report revenue from our Enterprise Solutions offering in Marketplace revenue.
(2) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Cost of revenue	$361	$499	$1,324	$1,409
Research and development	8,053	6,902	23,529	21,434
Sales and marketing	3,225	3,106	9,554	9,672
General and administrative	6,939	7,304	20,351	23,633
Total stock-based compensation	$18,578	$17,811	$54,758	$56,148

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2024	2023	Change		2024	2023	Change
Marketplace (1)	$167,337	$149,625	$17,712	12%	$498,453	$428,609	$69,844	16%
Percentage of total revenue	86%	85%			86%	85%
Enterprise (1)	26,439	26,108	331	1%	79,389	76,593	2,796	4%
Percentage of total revenue	14%	15%			14%	15%
Total revenue	$193,776	$175,733	$18,043	10%	$577,842	$505,202	$72,640	14%
(1) To conform to the current period presentation as of September 30, 2024, we present revenue from Enterprise Solutions and Managed Services together as Enterprise revenue in prior periods and no longer report revenue from our Enterprise Solutions offering in Marketplace revenue.
During the three and nine months ended September 30, 2024, macroeconomic conditions adversely impacted GSV, which declined 3.1% and 1.8%, as compared to the same periods in 2023, respectively. The number of active clients increased 2% as of September 30, 2024, as compared to September 30, 2023, driven by improvements in both acquisition of new clients and retention of existing clients. As a result of the increase in active clients while GSV declined, our GSV per active client decreased 3% as of September 30, 2024, as compared to September 30, 2023. We expect no material improvement to macroeconomic conditions in the fourth quarter of 2024.
For the three and nine months ended September 30, 2024, Marketplace revenue increased, as compared to the same periods in 2023, largely due to a number of initiatives that we implemented over the past several quarters, including modifying existing offerings and other services and features. Specifically, we retired the tiered service fee structure for talent working with clients on our Marketplace offering—ranging from 5% to 20%—in favor of a flat fee of 10%, increased the number of Connects needed by talent to bid on projects, deployed ads products on our work marketplace, and introduced a contract initiation fee for clients on our Marketplace offering. These factors also drove Marketplace revenue to grow at a faster rate than GSV from our Marketplace offerings, which caused Marketplace take rate to increase to 18.3% and 18.0% during the three and nine months ended September 30, 2024, respectively, as compared to 15.8% and 15.2% in the same periods in 2023, respectively.
For the three and nine months ended September 30, 2024, Enterprise revenue increased, as compared to the same periods in 2023, primarily due to increased revenue from our Managed Services offering, driven by new spend from existing clients.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2024	2023	Change		2024	2023	Change
Cost of revenue	$43,408	$43,273	$135	—%	$131,453	$124,582	$6,871	6%
Total gross margin	78%	75%			77%	75%
For the three months ended September 30, 2024, cost of revenue remained flat, as compared to the same period in 2023. For the nine months ended September 30, 2024, cost of revenue increased, as compared to the same period in 2023, primarily due to increases in the cost of talent services to deliver Managed Services revenue of $4.4 million and amortization expense related to internal-use software and platform development costs of $4.3 million, offset by a reduction in payment processing fees of $1.8 million. For the three and nine months ended September 30, 2024, gross margin increased to 78% and

77%, respectively, as compared to 75% in the same periods in 2023, primarily driven by the increase in Marketplace revenue.
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
Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2024	2023	Change		2024	2023	Change
Research and development	$50,411	$43,419	$6,992	16%	$155,792	$131,146	$24,646	19%
Percentage of total revenue	26%	25%			27%	26%
For the three and nine months ended September 30, 2024, research and development expense increased, as compared to the same periods in 2023, primarily due to investments we made to increase the size of our research and development workforce that resulted in increases in personnel-related costs of $6.4 million and $20.4 million, respectively. Additionally, for the nine months ended September 30, 2024, costs related to software and intangible amortization increased $1.4 million and $1.2 million, respectively, compared to the same period in 2023.
We remain committed to ongoing innovation to further enhance our platform, including improving the quality of our offerings and building new features, with a focus on machine learning and generative artificial intelligence. Total research and development expense is expected to increase in the fourth quarter of 2024 due to charges incurred as a result of the Restructuring Plan. Excluding the Restructuring Plan charges, research and development expense is expected to grow at a slower pace in the fourth quarter of 2024 as compared to the same period in 2023.
Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2024	2023	Change		2024	2023	Change
Sales and marketing	$46,093	$47,308	$(1,215)	(3)%	$141,277	$171,377	$(30,100)	(18)%
Percentage of total revenue	24%	27%			24%	34%
For the three and nine months ended September 30, 2024, sales and marketing expense decreased, as compared to the same periods in 2023, due to a number of cost-saving measures that we implemented in the second quarter of 2023, including reducing our investments in brand marketing and vendor spend, as well as implementing a reduction of our workforce and slowing our Enterprise sales hiring pace. As a result, during the three and nine months ended September 30, 2024, we experienced reductions in marketing and advertising expense of $1.1 million and $24.6 million, respectively, as compared to the prior year periods. Additionally, for the nine months ended September 30, 2024, personnel-related costs decreased $4.4 million, as compared to the same period in 2023.
Total sales and marketing expense, including charges incurred as a result of the Restructuring Plan, is expected to decrease in the fourth quarter of 2024, as compared to the same period in 2023.

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2024	2023	Change		2024	2023	Change
General and administrative	$31,276	$28,652	$2,624	9%	$93,201	$86,922	$6,279	7%
Percentage of total revenue	16%	16%			16%	17%
For the three and nine months ended September 30, 2024, general and administrative expense increased primarily due to increases in personnel-related costs of $2.6 million and $4.6 million, respectively, as compared to the same periods in 2023.
Total general and administrative expense, including charges incurred as a result of the Restructuring Plan, is expected to increase in the fourth quarter of 2024, as compared to the same period in 2023. Excluding the Restructuring Plan charges, general and administrative expense in the fourth quarter of 2024 is expected to remain consistent as compared to the same period in 2023.

Provision for Transaction Losses

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2024	2023	Change		2024	2023	Change
Provision for transaction losses	$1,795	$1,615	$180	11%	$4,496	$10,863	$(6,367)	(59)%
Percentage of total revenue	0.9%	0.9%			0.8%	2.2%
We maintain trust and safety measures designed to mitigate bad debt losses, instances of fraud, and chargeback losses. For the three months ended September 30, 2024, provision for transaction losses increased slightly, as compared to the same period in 2023. For the nine months ended September 30, 2024, provision for transaction losses decreased, as compared to the same period in 2023. This reduction was the result of improved internal review processes, which decreased bad debt losses, instances of fraud and chargeback losses.
Other Income, Net

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2024	2023	Change		2024	2023	Change
Other income, net	$8,091	$5,766	$2,325	40%	$20,433	$52,748	$(32,315)	(61)%
For the three months ended September 30, 2024, other income, net increased, as compared to the same period in 2023, due to increases in interest income earned on marketable securities. For the nine months ended September 30, 2024, other income, net decreased, as compared to the same period in 2023, due to a gain of $38.9 million on the early extinguishment of a portion of the Notes that we recognized during the three months ended March 31, 2023, partially offset by increases in interest income earned on marketable securities.
Income Tax Provision

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2024	2023	Change		2024	2023	Change
Income tax provision	$(1,126)	$(895)	$(231)	26%	$(3,636)	$(3,547)	$(89)	3%

For the three and nine months ended September 30, 2024, income tax provision increased, as compared to the same periods in 2023.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents and marketable securities. Our cash equivalents and marketable securities primarily consist of money market funds, commercial paper, treasury bills, corporate bonds, U.S. and foreign government securities, asset-backed securities, and other types of fixed income securities. The primary objective of our investment activities from our operating investments is to preserve principal while maximizing income without significantly increasing risk. Since our inception, our business has consisted of the operation of an online work marketplace that connects businesses with independent talent from across the globe, and we do not make investments for trading or speculative purposes. As of September 30, 2024 and December 31, 2023, we had $288.5 million and $79.6 million in cash and cash equivalents, respectively. As of September 30, 2024 and December 31, 2023, we had $312.7 million and $470.5 million in marketable securities, respectively.
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
Commitments and Contingencies
Our principal commitments consist of the Notes, future purchase commitments for cloud infrastructure and other services, and obligations under our non-cancellable operating leases for office space. Assuming the outstanding Notes are not converted into our common stock, repurchased, or redeemed prior to maturity, (i) annual interest expense relating to the Notes will be $2.7 million in each fiscal year through 2025 and $1.8 million in 2026 and (ii) principal in the amount of $361.0 million will be payable upon the maturity of the Notes on August 15, 2026. For additional information about our Notes, see the section below titled “—Convertible Senior Notes Due 2026.” In July 2024, we commenced a non-cancellable agreement for cloud infrastructure and other services that contains future purchase commitments of $40.0 million over two years, with $20.0 million in each year. As of September 30, 2024, we had remaining purchase commitments under this agreement of $37.8 million. There were no material changes to our commitments under our lease agreements from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Share Repurchase Program
In November 2023, our board of directors authorized a share repurchase program for the repurchase of up to $100.0 million of shares of our outstanding common stock, which we refer to as the 2023 Share Repurchase Authorization.
During the nine months ended September 30, 2024, we repurchased and subsequently retired 8.1 million shares of common stock under the 2023 Share Repurchase Authorization for an aggregate amount of $100.0 million at an average price of $12.38 per share, including fees associated with the repurchases and excluding excise tax. For the three months ended September 30, 2024, we did not repurchase any shares under the 2023 Share Repurchase Authorization. As of September 30, 2024, we had no remaining balance available for repurchases under the 2023 Share Repurchase Authorization.
In October 2024, our board of directors authorized a share repurchase program for the repurchase of up to $100.0 million of shares of our outstanding common stock, which we refer to as the 2024 Share Repurchase Authorization. Repurchases of our common stock under the 2024 Share Repurchase Authorization may be made from time to time on the open market (including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act), in privately negotiated transactions, or by other methods, at our discretion, and in accordance with applicable securities laws and other restrictions. The 2024 Share Repurchase Authorization has no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason. The 2024 Share Repurchase Authorization does not obligate us to repurchase any dollar amount or number of shares, and the timing and amount of any repurchases will depend on market and business conditions.
Escrow Funding Requirements
As a licensed internet escrow agent, we offer escrow services to customers of our work marketplace and, as such, we are required to hold our customers’ escrowed cash and in-transit cash in trust as an asset and record a corresponding liability for escrow funds held on behalf of talent and clients on our balance sheet. We expect the balances of our funds held in escrow, including funds held in transit, and the related liability to grow as GSV grows and may vary from period to period. Escrow regulations require us to cover the trust with our operating cash in the event of shortages due to the timing of cash receipts from clients for completed hourly billings. Talent submit their billings for hourly contracts to their clients on a weekly basis every Sunday, and the aggregate amount of such billings is added to escrow funds payable to talent on the same day. As of each Sunday of each week, we have not yet collected funds for hourly billings from clients as these funds are in transit. Therefore, in order to satisfy escrow funding requirements, every Sunday we match the shortage of cash in trust by restricting our own operating cash and typically collect this cash shortage from clients within the next several days. As a result, we expect our total cash and cash flows from operating activities to be impacted when a quarter ends on a Sunday. As of September 30, 2024 and December 31, 2023, funds held in escrow, including funds in transit, were $214.3 million and $212.4 million, respectively. We deposit a portion of funds held in escrow in interest-bearing checking accounts.

Convertible Senior Notes Due 2026 and Capped Calls
As of September 30, 2024 and December 31, 2023, $361.0 million aggregate principal amount of the Notes remained outstanding.
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
As market conditions warrant, we may, from time to time, repurchase outstanding Notes, as we did in the three months ended March 31, 2023, in the open market, in privately negotiated transactions, by tender offer, by exchange transaction, or otherwise. Such repurchases of Notes, if any, will depend on prevailing market conditions, our liquidity, and other factors, and may be commenced or suspended at any time.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2024	2023
Net cash provided by operating activities	$145,074	$32,560
Net cash provided by investing activities	158,607	151,705
Net cash used in financing activities	(93,233)	(150,309)
Net change in cash, cash equivalents, and restricted cash (1)	$210,448	$33,956
(1) Includes increases in funds held in escrow, including funds in transit of $1.9 million and $16.5 million during the nine months ended September 30, 2024 and 2023, respectively.
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
For the nine months ended September 30, 2024, net cash provided by operating activities was $145.1 million, which resulted from net income of $68.4 million, non-cash adjustments of $62.7 million, and net cash inflows of $14.0 million from changes in operating assets and liabilities.

For the nine months ended September 30, 2023, net cash provided in operating activities was $32.6 million, which resulted from net income of $29.5 million and non-cash adjustments of $24.5 million, offset by net cash outflows of $21.4 million from changes in operating assets and liabilities.
Investing Activities
For the nine months ended September 30, 2024, net cash provided by investing activities was $158.6 million, which was primarily a result of proceeds from maturities of marketable securities of $365.3 million and proceeds from the sale of marketable securities of $38.4 million, partially offset by investing $234.5 million in various marketable securities, $8.6 million of internal-use software and platform development costs that we paid during the period, and $2.0 million paid for purchases of property and equipment.
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
Financing Activities
For the nine months ended September 30, 2024, net cash used in financing activities was $93.2 million, which was driven by $100.0 million cash paid for repurchases under the 2023 Share Repurchase Authorization, partially offset by proceeds received from our employee stock purchase plan of $2.9 million, an increase in escrow funds payable of $1.9 million, and cash received from stock option exercises of $1.9 million.
For the nine months ended September 30, 2023, net cash used in financing activities was $150.3 million, which was driven by $171.3 million that we paid to consummate the repurchase of a portion of the Notes, including related fees to effect the repurchases, partially offset by an increase in escrow funds payable of $16.5 million, proceeds received from our employee stock purchase plan of $2.6 million, and cash received from stock option exercises of $1.9 million.
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
Interest Rate Risk
Borrowings under the Notes have a fixed interest rate. As of September 30, 2024 and December 31, 2023, we had $361.0 million aggregate principal amount of borrowings outstanding under the Notes.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2024. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•We cannot guarantee that the 2024 Share Repurchase Authorization will be fully consummated or that repurchases made under our share repurchase authorizations will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our common stock and diminish our cash reserves.
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
We have experienced growth in a relatively short period of time. However, there can be no assurance that we will be able to sustain our historical growth rates or that any future investments in growth will be successful or cost-effective. Moreover, sustaining the same levels of growth in future periods will become more difficult if macroeconomic uncertainty, elevated interest rates, and inflation persist. For example, during the three and nine months ended September 30, 2024, macroeconomic conditions adversely impacted GSV, which declined 3.1% and 1.8%, as compared to the same periods in 2023, respectively. To manage our growth, we must improve our operational, financial, and management information systems and expand, motivate, and effectively manage and train our workforce. If we are unable to manage our growth successfully without compromising the quality of our offerings or customer experience, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, operating results, financial condition, and ability to successfully market our work marketplace and serve our customers could be adversely affected.
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
Changes in our offerings and pricing model and the continued evolution of our business strategy and brand positioning subject us to a number of uncertainties, including our ability to plan for and project future growth and performance. In addition, we have in the past seen, and may in the future see, unexpected or unintended negative effects as a result of changes to our pricing model, offerings, and sales and marketing efforts, including increased customer dissatisfaction, harm to our reputation, increased circumvention rates, reductions in the rate or size of projects that get posted or completed, or a failure to attract and retain customers. These adverse effects may negatively affect our business, operating results, and financial condition. In recent periods, we have implemented a number of changes to our pricing model that were designed to improve the health of our work marketplace. However, there can be no assurances as to the long-term impact these changes will have on our business, operating results, and financial condition. Additionally, from time to time, we realign our resources and talent to implement stage-appropriate business strategies, which could include furloughs, layoffs and reductions in force. For example, in October 2024, we announced the Restructuring Plan intended to continue our profitable trajectory, increase efficiency, and accelerate innovation for our customers. If there are unforeseen expenses associated with such realignments in our business strategies, and we incur unanticipated charges or liabilities, then we may not be able to effectively realize the expected cost savings or other benefits of such actions.
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
We face intense competition for qualified personnel from numerous software and other technology companies, and we may not be able to retain our current key personnel or attract, train, integrate, or retain other highly skilled personnel in the future. Our senior management and other key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason, and without notice, and we do not maintain any “key-person” life insurance policies. We may incur significant costs to attract and retain highly skilled personnel, we may lose employees to our competitors or other technology companies, and our succession plans may be insufficient to ensure business continuity. To the extent we move into new geographies, including internationally, we would need to attract and recruit skilled personnel in those areas. In addition, changes in our management team resulting from the hiring or departure of executives and other personnel changes including reorganizations of reporting lines of our workforce, such as the Restructuring Plan announced in October 2024, have resulted, and may in the future result, in increased attrition or reduced productivity of our personnel and could negatively impact our ability to attract qualified personnel. Volatility, depreciation, or lack of appreciation in our stock price may also affect our ability to attract and retain key personnel.
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
Our ability to attract and retain customers is dependent in part on the ease of use, trustworthiness, and reliability of our work marketplace, including our ability to provide high-quality support. Our customers depend on our support organization to enforce our terms of service against bad actors, resolve any issues relating to our work marketplace, communicate effectively about their accounts, and assist in their use of our work marketplace, especially large enterprise clients, which expect higher levels of support. In addition, customers of our Managed Services offering depend on our support organization to manage their projects and reach satisfactory project outcomes. Our ability to provide effective support is largely dependent on our ability to attract, resource, and retain service providers who are both qualified and well versed in our work marketplace. The incorporation of generative artificial intelligence into our support tools, either by us or our third-party support partners, may lead to inconsistent quality of experience as these tools are integrated and refined. Offering our website and customer support in only a limited number of languages may negatively impact our relationships with our customers. As we seek to continue to grow our international customer base, our support organization will face additional challenges, including those associated with delivering support and documentation in additional languages. Any failure to maintain high-quality support or effectively communicate with our customers, or any market perception that we do not maintain high-quality support or act professionally, fairly, or effectively in our communications and actions, could harm our reputation, adversely affect our ability to sell our work marketplace to existing and prospective customers, and could adversely impact our business, operating results, and financial condition.
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
We have incurred net losses in the past, and as of September 30, 2024, we had an accumulated deficit of $225.6 million. We have made, and expect to continue to make in the future, significant expenditures related to the development and expansion of our business. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. While our GSV and revenue have grown in recent years, we may not be able to sustain the same level of growth in future periods, or at all. For example, during the three and nine months ended September 30, 2024, macroeconomic conditions adversely impacted GSV, which declined 3.1% and 1.8%, as compared to the same periods in 2023, respectively. In addition, although our profitability has improved in recent periods, if our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to maintain profitability in future periods and the trading price of our common stock could decline.
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
To support our growth and respond to business challenges, such as developing new features or enhancements to our work marketplace, acquiring new technologies, and improving our infrastructure, we have made and expect to continue to make significant financial investments in our business. In addition, we may, from time to time, seek to acquire or strategically invest in other complementary products, technologies, or businesses or repurchase outstanding shares of our common stock or the Notes. For example, in March 2023, we paid $170.8 million to repurchase a portion of our outstanding Notes, and in the nine months ended September 30, 2024, we paid $100.0 million to repurchase shares of our common stock under our 2023 Share Repurchase Authorization. We may need to engage in equity or debt financings to obtain the funds required for these investments, acquisitions, and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to those of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve additional restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions and strategic investments. If we are unable to obtain adequate financing on terms satisfactory to us or at all, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.
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
We cannot guarantee that the 2024 Share Repurchase Authorization will be fully consummated or that repurchases made under our share repurchase authorizations will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our common stock and diminish our cash reserves.
During the nine months ended September 30, 2024, we repurchased $100.0 million of shares of our outstanding common stock under the 2023 Share Repurchase Authorization, and in October 2024, our board of directors authorized an additional $100.0 million for share repurchases under the 2024 Share Repurchase Authorization. The actual timing and amount of any repurchases under the 2024 Share

Repurchase Authorization will depend on a variety of factors, including stock price, trading volume, market and business conditions, regulatory requirements, and other considerations, all of which may be impacted by factors outside of our control. The 2024 Share Repurchase Authorization could affect the trading price of our common stock, increase volatility, and diminish our cash and cash equivalents and marketable securities available to fund working capital, repayment of debt, capital expenditures, strategic acquisitions, investments, or business opportunities, and other general corporate purposes. The 2024 Share Repurchase Authorization may be suspended, terminated, or modified at any time for any reason, and we cannot guarantee that the 2024 Share Repurchase Authorization will be fully consummated, or at all, or that it will enhance long-term stockholder value.
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
We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that for the foreseeable future we will retain all of our future earnings for use in the development of our business, for repurchases under our 2024 Share Repurchase Authorization, and for general corporate purposes. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
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
In August 2021, we issued the Notes. The Notes are senior, unsecured obligations and bear interest at a rate of 0.25% per year. The Notes will mature on August 15, 2026, unless earlier redeemed, repurchased, or converted in accordance with the terms of the Notes. In March 2023, we repurchased a portion of the outstanding Notes, and, as of September 30, 2024, $361.0 million aggregate principal amount of the Notes remained outstanding. We may also incur additional indebtedness to meet future financing needs.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

Insider Trading Arrangements
During the three months ended September 30, 2024, none of our directors or officers (as defined in Section 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

UPWORK INC.

Date: November 6, 2024	By:	/s/ Hayden Brown
Hayden Brown
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2024	By:	/s/ Erica Gessert
Erica Gessert
Chief Financial Officer
(Principal Financial Officer)