Form 10-K
period 2024-12-31
UPWORK, INC
filed 2025-02-13
CIK 1627475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 28, 2024, the last business day of the registrant’s most recently completed second quarter, was $1,316,960,538 (based on the closing price for shares of the registrant’s common stock as reported by The Nasdaq Global Select Market on that date).
As of January 31, 2025, there were 135,459,615 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

Unless otherwise expressly stated or the context otherwise requires, references in this Annual Report on Form 10-K, which we refer to as this Annual Report or report, to “Upwork,” “Company,” “our,” “us,” and “we” and similar references refer to Upwork Inc. and its wholly-owned subsidiaries.
Trademarks, Trade Names, and Service Marks
Upwork, the Upwork logo, Elance, oDesk, “Uma, Upwork’s Mindful AI,” “Talent Cloud,” “Work Without Limits,” and other registered or common law trade names, trademarks, or service marks of Upwork appearing in this Annual Report are the property of Upwork. This Annual Report contains additional trade names, trademarks, and service marks of ours and of other companies. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with these other companies, or endorsement or sponsorship of us by these other companies. Other trademarks appearing in this Annual Report are the property of their respective holders. Solely for convenience, our trademarks and trade names referred to in this Annual Report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor, to these trademarks and trade names.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include all statements other than statements of historical fact, including any statements regarding our future operating results and financial position, information or predictions concerning the future of our business or strategy, anticipated events and trends, including future research and development, sales and marketing, and general and administrative expenses, and provision for transaction losses, potential growth or growth prospects, competitive position, technological and market trends, industry environment, the economy, our plans with respect to share repurchases, the expected impact of cost-savings initiatives, the expected impact of our acquisition of Objective AI, Inc., and other future conditions. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements.
We have based these forward-looking statements largely on our current expectations and projections as of the date of this filing about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors” in this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission, which we refer to as the SEC, that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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
Item 1. Business.
Overview
We operate the world’s largest work marketplace that connects businesses with independent talent from across the globe, as measured by gross services volume, which we refer to as GSV.1 Independent talent is an increasingly sought-after, critical, and expanding segment of the global workforce. During the year ended December 31, 2024, our work marketplace enabled $4.0 billion of GSV.
Independent talent that advertise and provide services to clients through our work marketplace, which we refer to as talent, includes independent professionals and agencies of varying sizes. We define clients as customers that seek out and work with talent through our work marketplace. We refer to talent and clients together as customers.
We serve as a powerful discovery engine for talent, helping them find rewarding, engaging, and flexible work, as well as market their services and build their book of business. Talent benefit from access to quality clients and secure and timely payments while enjoying the freedom to run their own businesses, create their own schedules, and work from their preferred locations on projects that they find fulfilling. Moreover, talent have real-time visibility into opportunities that are in high demand, so that they can invest their time and focus on developing sought-after skills.
1 GSV represents the total amount that clients spend on our offerings as well as additional fees we charge to talent and clients for other services. For additional information related to how we calculate GSV, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Business” and “—Key Financial and Operational Metrics.”

For clients, our work marketplace provides fast, secure, and efficient access to high-quality talent with over 10,000 skills across more than 125 categories of work, such as web, mobile and software development, administrative support, sales and marketing, design and creative, and customer service, as well as more emergent categories and skills like those pertaining to generative artificial intelligence. We offer a direct-to-talent approach as an alternative to traditional intermediaries such as staffing firms, recruiters, and agencies by providing high-quality independent talent through our work marketplace with innovative technology features that help build trusted relationships and instill trust in remote work, including the ability to engage talent as either independent contractors or as employees of third-party staffing providers. Our work marketplace also enables clients to streamline workflows, including talent sourcing, outreach, and contracting. In addition, our work marketplace provides clients with access to essential functionality for remote engagements with talent, including communication and collaboration, the ability to receive all talent invoices through our work marketplace, and payment protection. Our clients range in size from independent professionals and small businesses to Fortune 100 companies.
We believe a key differentiator of our business is our track record of creating trusted relationships, enabling our customers to successfully connect at scale. As the world’s largest work marketplace connecting businesses with independent talent, as measured by GSV, we benefit from network effects that drive growth in both the number of clients posting jobs and the number of talent seeking work. Long-term and recurring use of our work marketplace by our customers underscores its value and utility.
We generate revenue from both talent and clients of our Marketplace and Enterprise offerings. Revenue is primarily generated from fees charged to talent as a percentage of their billings to clients, which we refer to as talent service fees, and to a lesser extent, fees charged to clients on a per-transaction basis, which we refer to as client marketplace fees. We also generate revenue through ads and monetization products, including purchases of Connects (which are virtual tokens that are required for talent to bid on projects and purchase ads products on our work marketplace), talent memberships, and other services, such as foreign currency exchange when clients choose to pay in currencies other than the U.S. dollar. Additionally, we earn interest on funds held on behalf of customers. The expansion of our ads and monetization products enhances marketplace efficiency and provides additional opportunities for talent and clients to connect.
Our Work Marketplace
We believe the following core aspects of our work marketplace provide Upwork with a competitive advantage:
Trusted Work Marketplace
Our work marketplace fosters trust and credibility among talent and clients, while reducing the friction associated with searching for, contracting and collaborating with, and paying highly-skilled independent talent for short-term and longer-term projects. We use a combination of the latest technology, data science, product features, and our skilled team to position our work marketplace as a trusted online marketplace to get work done. We build and use software, leverage data analysis, and apply machine learning and artificial intelligence to highlight relevant talent, facilitate security and identity verification for account ownership, and flag suspicious activity to protect customers and prevent undesirable behavior on our platform. We closely monitor activity on our work marketplace to detect and prevent abuse and have integrated several third-party technologies, including an industry-leading fraud detection vendor. We provide clients with tools to validate work performed by talent and to provide both public and private feedback once the work is completed. Our feedback system enables talent to build their business reputation by establishing long-term credibility with project review and verified client feedback. Talent profiles also include data from their work history on our work marketplace, including client feedback, number of hours billed, projects completed, and amount earned. This expertise is a critical factor to establish and build trust, while promoting brand loyalty and giving clients confidence in hiring talent for their next project. Additionally, we provide escrow services, approval workflows, and dispute processes to help ensure that clients on our work marketplace only pay for work that has been completed and talent is paid by their clients in full and on time.
Proprietary Data Drives Increasing Efficiencies
We have built an expansive and unique repository of data on our work marketplace. Our proprietary database maintains detailed and dynamic information, including skills possessed by talent, feedback, and success indicators of talent and clients transacting on our work marketplace. Leveraging this data through artificial intelligence, which we refer to as AI, including machine learning models, enables us to provide a trusted, convenient, and effective experience for both new and existing customers. Additionally, clients are able to better connect with available talent for their projects, while at the same time enabling talent to better identify available projects that fit their specific skills. Moreover, our AI-driven models leverage our closed-loop transaction data on millions of completed projects. The large volume of transactions on our work marketplace positions us to improve the effectiveness of our search and match capabilities, product features and experiences, and insights we provide to our customers.
Robust Functionality
Our global work marketplace enables clients to post jobs and leverage AI-powered recommendations to efficiently connect with talent, rank proposals, and collaborate on projects. We provide a range of advanced tools designed to streamline how talent and clients work together, including our proprietary AI assistant Uma, which enhances productivity for both talent and clients. Our platform also includes search and collaboration capabilities, machine learning-driven talent matching and proposal ranking capabilities, time tracking and invoicing systems, and payments services. The robust functionality of our work marketplace is designed to enable talent to run and build their businesses more easily and to enable clients to find, hire, and collaborate with high-quality talent on a global scale.
Powerful Global Network Effects
We have heavily invested in building a robust work marketplace with features and functionality to connect talent and clients at scale. We believe our work marketplace provides a strong value proposition for both talent and clients and our scale creates powerful network effects that strengthen our competitive position. In turn, as more clients use and post high-quality projects on our work marketplace, more talent come to seek opportunities. As a result, we have been able to scale our business and our global community of customers efficiently.
Business Model with Strong Retention Metrics
Our business is driven by talent and clients’ long-term and recurring use of our work marketplace, which leads to more predictable revenue. In addition, we believe the scale of our work marketplace incentivizes talent to build their business reputations on and continue to use our work marketplace.
Our Offerings
Marketplace
Our Marketplace offerings are designed for clients looking to identify quality talent and scale hiring quickly. Our Marketplace offerings provide clients with access to independent talent, including those with verified work history on our work marketplace and client feedback. Clients benefit from the ability to instantly match with the right talent and built-in collaboration features. They can also receive perks such as a verified client badge and highlighted job posts, which help clients stand out to top talent and achieve results.
Upwork Payroll is available to clients when they choose to work with talent that they find on Upwork as employees. With Upwork Payroll, clients have access to third-party staffing providers to employ talent and meet their talent needs through our work marketplace.
Enterprise
Our Enterprise offerings deliver industry-leading work solutions for clients who have achieved, or aim to achieve, enterprise scale and who are looking to be more cost-efficient, innovative, productive, and growth-oriented. Enterprise offers two lines of service—Enterprise Solutions and Managed Services.
Clients of Enterprise Solutions receive all the product features of our Marketplace offerings, in addition to consolidated billing and monthly invoicing, a dedicated team of account managers, detailed reporting with company insights and trends to enable clients to hire faster and more successfully, and the opportunity for clients to onboard pre-existing independent talent onto our work marketplace. Enterprise Solutions also offers access to additional product features, premium access to expert-vetted talent, professional services, and payment terms flexibility. Additionally, through our Enterprise Compliance offering, clients can engage us to determine whether talent should be classified as an employee or an independent contractor based on the scope of talent services agreed between the client and talent and other factors.
For clients seeking a higher level of service, Managed Services offers a service-led program management and full project lifecycle solution that enables Enterprise customers to contract entire functions. Through Managed Services, clients engage us to deliver the work product, and we, in turn, engage talent either directly or as employees of third-party staffing providers to perform the work for clients on our behalf. We directly invoice the client and assume responsibility for the work performed.
As with our Marketplace offerings, Upwork Payroll is also available to Enterprise clients when they choose to work with talent they find on Upwork as employees.

Our Team and Culture
Our mission—to create economic opportunities so people have better lives—is integral to our culture and how we build amazing teams and products to lead our industry. We enable remote work not only through our work marketplace for our customers, but also for our own team members, for whom we are proud to offer a remote-first work model, which has environmental benefits as well as other advantages, such as flexible work hours for childcare and reduced commute time. Our team consists of corporate employees, independent talent that we engage through our work marketplace, and advisors. Our team members are distributed around the world, and while we offer a flexible workspace program and a corporate office, we have built an effective remote-first culture. Our team works with a variety of tools and has adopted innovative practices to ensure all voices are heard, creativity is fostered, organizational effectiveness is prioritized, and business results are achieved. Our hybrid team and its belief in our mission, values, and vision is critical to our success. With consistent investment in the development of our team and our commitment to diversity, inclusion, and belonging, we cultivate an environment where people are able to perform high-impact work.
Our People
Our mission not only drives the creation and continuous development of our work marketplace, but it is also integral to how we engage our employees and our approach to creating and fostering an inclusive environment that promotes and encourages diversity, inclusion, belonging, career development, and wellness. As of December 31, 2024, we had approximately 600 employees, and throughout 2024, we engaged approximately 2,200 independent team members through our work marketplace to provide services to us on a variety of internal projects. We believe the positive relationship between us, our team members, and our unique, strong culture differentiates us and is a key driver of our business success.
Diversity, Inclusion, and Belonging
We put our people and their experiences first. We view belonging as a feeling, inclusion as a practice, and diversity as an outcome.
We foster belonging through our Upwork Belonging Communities—groups that build empathy and promote inclusive skill-building. We cultivate inclusion by equipping managers with training and tools to effectively build and lead inclusive, innovative teams that amplify team members’ voices. Additionally, we practice multi-dimensional compensation reviews during our semi-annual employee performance evaluation processes. This is led by a cross-functional team of human resource and legal leaders to help ensure we are fair and merit-based in our rewards and recognition strategy. We will continuously explore programs and practices that cultivate an inclusive culture in which every team member belongs.
Training and Development
As an organization built on talent and skills development, we understand the value of providing our employees with ongoing professional development and leadership opportunities to advance their careers. Led by our dedicated learning and development team, we offer our team members an array of learning and development opportunities, including access to an online learning platform with an extensive course library and relevant workshops at key milestones such as onboarding.
Benefits and Competitive Compensation
We strive to offer market-competitive compensation and benefits to attract and retain employees for the long-term. We engage an independent compensation consultant to benchmark our employee compensation with external sources to ensure fair and equitable pay practices. We provide total rewards that attract and retain world-class employees through a total compensation package that includes equity-based awards for certain roles to align employee compensation with stockholder interests. Knowing our employees have diverse needs and life priorities, we also provide comprehensive benefits and services to those eligible, which include core benefits such as medical, dental, vision, and disability insurance, in addition to benefits tailored to the specific needs of our employees, such as mental health, fertility, family back-up care, and adoption support. We offer a health savings account with company contributions, family and medical leave, flexible working schedules, paid holidays and flexible vacation policies. We are committed to supporting our employees' financial well-being by providing tools and resources to enhance financial literacy and confidence. Through our financial coaching program and educational workshops, employees can gain valuable insights into budgeting, saving, and planning for their future. Additionally, we offer benefits like a 401(k) plan with matching contributions and an employee stock purchase plan that enables eligible employees to purchase shares of our stock at a discount through payroll deductions. These programs empower employees to take charge of their financial goals and build long-term security. Additionally, we offer a tuition reimbursement program to support employees in upskilling and furthering their professional development, empowering them to grow their careers while contributing to our long-term success.

Workforce Engagement and People Analytics
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
Employee Wellness
Employee safety and well-being is of paramount importance to us. We empower our team with cutting-edge productivity and collaboration tools, as well as training and toolkits designed to help leaders thrive in managing remote teams. In addition, we promote programs to support our employees’ physical, financial, and mental well-being. For example, we regularly conduct internal surveys to assess the well-being and needs of our employees, and we offer employee assistance and mindfulness programs to help employees and their families manage anxiety, stress, sleep, and overall well-being. Additionally, we believe that our employees are at their best when they take the time to recharge. In order to encourage our employees to recharge and make their well-being a priority, we provide unlimited paid time off in addition to our company-recognized holidays.
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
Enterprise Sales
Our Enterprise sales team focuses on clients interested in our Enterprise Solutions and Managed Services offerings. Our Enterprise sales team consists of teams that focus on one of two primary areas—Land and Expand. The Land team consists of business development representatives and other quota-carrying account executives who are primarily focused on acquiring new clients who have achieved, or aim to achieve, enterprise scale. The Expand team consists of quota-carrying account management and success team members who help new and existing clients scale usage of our work marketplace throughout their organizations. We achieve this by strategically developing and growing relationships within client organizations at all levels, from users to buyers to executives, as well as executing persona-based workshops, webinars, and account-based marketing campaigns that drive additional client spend through our work marketplace. We believe this land-and-expand strategy helps clients ramp their usage of our platform and drives more value, awareness, and adoption over time. In 2024, we realigned our Enterprise sales organization to enhance operational efficiency and optimize resources for client acquisition and support.
Marketing
We employ a holistic and integrated marketing strategy aimed at attracting clients to our work marketplace and guiding them toward the right product offerings to meet their business needs. Our approach begins with building awareness of our brand and highlighting the advantages of hiring independent talent compared to traditional staffing models. These advantages include access to high-quality talent, reduced time-to-hire, greater flexibility, and cost efficiencies. Additionally, Upwork fosters trusted relationships while providing both clients and independent talent greater control over their businesses and careers. To support this strategy, the Upwork Research Institute publishes proprietary insights based on platform data and third-party research that are leveraged for marketing activities across the client acquisition funnel, driving thought leadership through speaking engagements, social media activations, and earned media, including widespread press coverage. Our earned and owned media initiatives contribute to shaping influential conversations about the future of work and the value of flexible talent solutions, further enhancing brand awareness.
Building on our brand positioning, we address key client needs throughout our marketing efforts, ensuring clients can easily identify and leverage the right Upwork product for their goals. While a significant portion of new client registrations originates from direct and non-paid channels, we also invest in targeted programs to expand our client pipeline. These initiatives include digital campaigns and direct mail.
To drive client retention and growth, we deploy email and lifecycle marketing programs aimed at engagement, cross-selling, and upselling opportunities. Additionally, we invest in advertising campaigns, including television, digital, and streaming audio placements, to further promote awareness and adoption of our solutions.
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
2.Services-Oriented Architecture. We have focused on building a services-oriented architecture hosted on Amazon Web Services, which we refer to as AWS, designed to independently scale, or failover, as needed, by leveraging the capabilities of the AWS platform. As a result, we believe we are more resilient to unexpected surges in traffic or to new code changes that we may introduce.
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
Security
Our platform is designed to help ensure the security of our data and systems, protect our customers’ personal information, and meet the rigorous privacy and security requirements of our Enterprise clients. To that end, we have obtained and maintain the following security and privacy certifications: ISO 27001 and 27018, SOC 2 Type 2 certification, SOC 3 certification, PCI-DSS Level 1 certification, U.S. Department of Commerce Data Privacy Framework certifications, and TRUSTe Enterprise Privacy & Data Governance Practices certification from TrustArc. Our information security controls operate at multiple levels and are designed to detect, prevent, and mitigate cybersecurity threats. All access to our platform is encrypted using industry-standard transport layer security technology, and customers can further secure their accounts with two-factor authentication. For additional details regarding our cybersecurity risk management and strategy, see Part I, Item 1C, “Cybersecurity.”
Artificial Intelligence Capabilities
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
Our platform leverages artificial intelligence, including machine learning models, and we continue to invest in the latest advances in AI to train these models on our large, proprietary behavioral data to better predict future behaviors that drive successful outcomes for customers.
Traditional query-based search capabilities are enriched by proprietary AI-powered models that drive real-time algorithms optimized to facilitate discovery and the “best match” between a client’s project requirements and talent’s unique skill set. We leverage AI to balance supply and demand within the platform as well. Talent receives data on market rates based on similar jobs when submitting proposals. When clients post jobs, similar rate resources also appear within the system. Upon registration, our AI models assess the potential of talent to be successful on our work marketplace.
In 2024, we acquired Objective AI, Inc., which we refer to as Objective AI, an AI-native search-as-a-service platform, with the aim of further enhancing our core search and matching capabilities and enabling richer insights into client needs and talent capabilities. By incorporating Objective AI’s technology, such as multi-modal semantic search, we hope to be better positioned to provide enhanced precision and efficiency in connecting talent and clients. The expertise of Objective AI’s personnel will also deepen the capabilities of Upwork’s AI and machine learning team.
Scalability
Our cloud-based platform has been designed to be elastic, scaling automatically with increased usage, supporting sudden traffic spikes by dynamically bringing additional capacity online as required, then scaling back to ensure consistent and predictable cost management.
Our Social and Environmental Impact
Our mission is to create economic opportunities so people have better lives. Everything we do to build a better way to work—from our product offerings, to our grant making and volunteerism, to the policies and programs that guide our operations—is driven by this mission and our commitment to be a force for good.
Empowered by our work marketplace, millions of people from diverse backgrounds and locations around the globe are accessing economic opportunities previously unavailable to them. We enable workers to engage with clients beyond their local labor market, choose when to work and what projects to pursue, and set their own rates. Upwork provides a new way for talent to market their skills and expertise and we enable inclusive hiring practices through continuous accessibility improvements, analysis of potential underlying bias in our technology, and features like our diversity-certified talent badges.
We are also powering a more efficient and sustainable way to work. We believe that by facilitating remote work engagements and providing our customers with the tools they need to collaborate from afar, we are helping them avoid work-related commutes and business travel. Our work marketplace is also connecting sustainability professionals with mission-driven clients, including thousands of nonprofits on Upwork. By committing to carbon-neutral operations and to purchasing carbon-free electricity to match 100% of our office and remote work electricity consumption, we are demonstrating how companies across the globe can take action on climate change. We are also pursuing strategies to reduce our Scope 3 emissions intensity from employee commuting, business travel, and purchased goods and services as we grow.
Our drive to create a more equitable and sustainable future of work has helped us identify new ways to serve our stakeholders—including our clients and the independent talent on our work marketplace, our own team members, our investors, and our community partners—and contribute to long-term value creation. We continuously assess our social and environmental impact, and we are committed to addressing both short- and long-term risks and opportunities across our value chain. We address these risks and opportunities across four key themes: economic opportunity; team enablement; the environment; and trust and ethics.
Competition
The market segment for independent talent and the clients that engage them is highly competitive, rapidly evolving, fragmented, and subject to changing technology, shifting needs, and frequent introductions of new competitors as well as new offerings and services. The market continues to draw increased third-party investment and new competitor entrants, driven by changing labor market dynamics. We compete with a number of online and offline platforms and services domestically and internationally, as well as traditional staffing firms, to attract and retain customers and expand our share of customer spend. Artificial intelligence tools are emerging as an additional area of competition as technology becomes capable of generating work outputs that could otherwise be produced by independent talent.
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
•greater flexibility with cost structure and reduced operating costs; and
•level of workflow automation driven by machine learning and artificial intelligence tools.
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
As of December 31, 2024, we held 19 issued U.S. patents, with 3 patent applications pending. As of December 31, 2024, we held seven registered trademarks in the United States, including Upwork, Elance, oDesk, “Work Without Limits,” and “Talent Cloud,” and also held 163 registered trademarks in foreign jurisdictions. We continually review our development efforts to assess the existence and patentability of new intellectual property.
Government Regulation
We have a robust regulatory compliance program built to comply with the various U.S. federal and state and foreign laws and regulations that are applicable to internet companies and businesses that operate online marketplaces connecting businesses with independent talent. Our compliance program gives us the ability to pursue products and features that are or may be governed by complex laws and regulatory regimes. These laws and regulations may involve areas such as labor and employment (including worker classification and independent contractor relationships), data protection, content regulation, intellectual property, data sharing and privacy, taxation, consumer protection, background checks, payment services, money transmitter regulations, anti-corruption, anti-money laundering and sanctions laws, the development, use and training of artificial intelligence models, or other subjects. Moreover, we provide escrow services to our customers and are therefore licensed as an internet escrow agent by the California Department of Financial Protection and Innovation, which we refer to as the DFPI. Many of the laws and regulations that are or may be applicable to our business are still evolving and being tested in courts and could be interpreted in ways that could adversely impact our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the industry in which we operate. See Part I, Item IA, “Risk Factors—Risks Related to Legal and Regulatory Matters” for more information.
Available Information
Our principal executive office is located at 530 Lytton Avenue, Suite 301, Palo Alto, California 94301, and our mailing address is 3490 S 4400 W #70008, West Valley City, Utah 84120. Our website is located at www.upwork.com, and our investor relations website is located at investors.upwork.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to those reports, are available free of charge through our investor relations website as soon as reasonably practicable after we file such material with, or furnish it to, the SEC.

We use our investor relations website (investors.upwork.com), our Blog (upwork.com/blog), our X handle (twitter.com/Upwork), Hayden Brown’s X handle (twitter.com/hydnbrwn) and LinkedIn profile (linkedin.com/in/haydenlbrown), and Erica Gessert’s LinkedIn profile (linkedin.com/in/erica-gessert) as means of disseminating or providing notification of, among other things, news or announcements regarding our business or financial performance, investor events, press releases, and earnings releases, and as means of disclosing material nonpublic information and for complying with our disclosure obligations under Regulation FD.

The content of our websites and information that we may post on or provide to online and social media channels, including those mentioned above, and information that can be accessed through our websites or these online and social media channels are not incorporated by reference into this Annual Report or in any other report or document we file with or furnish to the SEC, and any references to our websites or these online and social media channels are intended to be inactive textual references only.

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
Summary of Risk Factors
Some of the more material risks that we face include:
•Our growth depends on our ability to attract and retain a community of talent and clients, and the failure to maintain or grow our community of customers and their activity on our platform in a cost-effective manner or at all could adversely impact our business, operating results, and financial condition.
•We have experienced growth in recent periods and expect to invest in our growth in the future. If we are unable to maintain similar levels of growth, our business, operating results, and financial condition could be adversely affected.
•We continue to evolve our business strategy, offerings and pricing model, and changes that we make can adversely affect our business and make it difficult to evaluate our future prospects.
•If we are unable to maintain our banking and payment partner relationships on favorable terms, or at all, our business could be adversely affected.
•Our business depends in part on the success of our strategic relationships with third parties and their continued performance.
•We face payment and fraud risks that could adversely impact our business.
•Customers circumvent our work marketplace, which adversely impacts our business.
•We are subject to disputes with or between customers of our work marketplace.
•We face risks related to our international community of customers, which could increase as we seek to expand our international footprint.
•If the market for independent talent and the services they offer does not grow, our business, operating results, and financial condition could be adversely affected.
•If we are not able to develop and release new offerings and services or successful enhancements to our existing offerings and services, our business could be adversely affected.
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
•If we fail to maintain and enhance our brand and reputation, our business and financial condition may be adversely affected.
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
Risks Related to our Business Operations, Execution, and Growth
Our growth depends on our ability to attract and retain a community of talent and clients, and the failure to maintain or grow our community of customers and their activity on our platform in a cost-effective manner or at all could adversely impact our business, operating results, and financial condition.
The size of our community of customers, both talent and clients, is critical to our success. Our ability to achieve significant future revenue growth depends, in large part, upon our ability to attract and retain customers.
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
Clients have similarly diverse options to find and engage service providers, including other online or offline platforms, staffing firms and agencies, by engaging service providers directly, or by hiring temporary, full-time, or part-time employees directly or through an agency. Clients may decrease or cease their use of our work marketplace and our revenue may be adversely impacted for many reasons, including: if we fail to attract and retain talent; if the quality or types of services provided, or the pricing offered, by talent are not satisfactory to clients; or if generative artificial intelligence tools provide a suitable replacement for traditional talent tasks. Further, expenditures by clients may be cyclical and may reflect overall macroeconomic conditions or budgeting patterns. Additionally, we had two clients that accounted for more than 10% of trade and client receivables as of December 31, 2024. The loss of a key client could have an adverse effect on our business.
Customers may stop using our work marketplace and related services if the quality of the customer experience on our work marketplace or our offerings or services do not meet their expectations or keep pace with the timing or quality of competitive products and services. Customers may also choose to cease using our work marketplace if they perceive that our pricing model is not in line with the value they derive from our work marketplace. Our efforts to attract and retain customers may not be successful or cost effective, and if customers, particularly significant clients, cease or reduce their use of our work marketplace and related services for any reason, our business, operating results, and financial condition would be adversely affected.
We have experienced growth in recent periods and expect to invest in our growth in the future. If we are unable to maintain similar levels of growth, our business, operating results, and financial condition could be adversely affected.
We have experienced growth in a relatively short period of time and expect to invest in our growth in the future. However, our historical growth should not be considered indicative of our future performance. There can be no assurance that we will be able to sustain our historical growth rates or that any future investments in growth will be successful or cost-effective. Moreover, sustaining our growth in future periods will become more difficult if macroeconomic uncertainty, elevated interest rates, and inflation persist. For example, during the year ended December 31, 2024, macroeconomic conditions adversely impacted GSV, which declined 3% compared to 2023. To manage any future growth, we must improve our systems, motivate and effectively manage and train our workforce, and successfully manage the risks, challenges, and uncertainties associated with our business. If we are unable to grow successfully without compromising the quality of our offerings or customer experience, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, operating results, and financial condition could be adversely affected.
We continue to evolve our business strategy, offerings and pricing model, and changes that we make can adversely affect our business and make it difficult to evaluate our future prospects.
We continue to evolve our business strategy, offerings, and pricing model, as well as our sales, marketing, and brand positioning efforts. We continuously evaluate and revise our current offerings and pricing model and create and test additional offerings, pricing models, features, and services to serve our current and prospective customer base.
Changes in our offerings and pricing model and the continued evolution of our business strategy and brand positioning subject us to a number of uncertainties, including our ability to plan for and project future growth and performance. Creating or modifying offerings is expensive and time consuming, diverts the attention of management, and may not be successful or cost-effective to maintain. In addition, we have in the past seen, and may in the future see, unexpected or unintended negative effects as a result of changes to our pricing model, offerings, and sales and marketing efforts, including increased customer dissatisfaction, harm to our reputation, increased circumvention rates, reductions in the rate or size of projects that get posted or completed, or a failure to attract and retain customers. Additionally, implementing changes to business strategies could result in furloughs, layoffs, and reductions in force, such as our restructuring plan announced in October 2024, which we refer to as the Restructuring Plan. If there are unforeseen expenses associated with such realignments in our business strategies, and we incur unanticipated charges or liabilities, then we may not be able to effectively realize the expected cost savings or other benefits of such actions. Any negative impacts resulting from changes to our business strategy, offerings, or pricing model could adversely impact our business, operating results, and financial condition.
If we are unable to maintain our banking and payment partner relationships on favorable terms, or at all, our business could be adversely affected.
We rely on banks and payment partners to provide us with corporate banking services, escrow trust accounts or other regulated accounts, and clearing, processing, and settlement functions for the funding of all transactions on our work marketplace and disbursement of funds to customers. Our banking and payment partners are critical to our business, and we may not always have a sufficient surplus of vendors in the event one or more relationships is terminated or interrupted for any reason. This could occur for a number of reasons, including the following:
•our partners may be unable to perform the services we require of them, including meeting processing speed and compliance standards;
•a failure by us to comply with our partners’ compliance standards, which could result in increased rates that they charge us or our customers or a reduction or termination in services or benefits that they provide, and any remediation efforts undertaken by us may be costly and time consuming;
•our partners may be subject to investigation, regulatory enforcement, or other proceedings that result in their inability or unwillingness to provide services to us or our unwillingness to continue to partner with them;
•our partners may be unable to effectively accommodate changing service needs; and
•our partners could experience instability, delays, limitations, or closures of their businesses, networks, partners, or systems.
In addition, we may be forced to cease doing business with certain partners if payment laws, regulations, or rules change or are interpreted to make it difficult or impossible for us to comply.
If we are unable to maintain our agreements with current partners on favorable terms or at all, or if we are unable to enter into new agreements with new partners on favorable terms or at all, our ability to collect payments and disburse funds and our business, operating results, and financial condition may be adversely affected.

Our business depends in part on the success of our strategic relationships with third parties and their continued performance.
To grow our business, we need to continue to establish and maintain relationships with third parties, such as staffing providers, software and technology vendors, and payment processing and disbursement providers. For example, we depend on third-party staffing providers to support our employment offering, Upwork Payroll. We also have several partnerships that enable us to integrate generative artificial intelligence tools into our work marketplace aimed at improving customer experience and productivity. As our agreements with third-party partners terminate or expire, we may be unable to renew or replace these agreements on favorable terms or at all. Some of our strategic partners offer, or could offer, competing products and services or also work with our competitors. Moreover, we cannot guarantee that the parties with which we have strategic relationships will continue to offer the services for which we rely on them at economically reasonable terms or at all or devote the resources necessary to expand our reach, increase our distribution, or support an increased number of customers. If we are unsuccessful in establishing or maintaining our relationships with third parties on favorable terms, these relationships are not successful in improving our business, or one or more of our partners materially changes its business, our business, operating results, and financial condition may be adversely impacted.
We face payment and fraud risks that could adversely impact our business.
We expect that bad actors will continue to attempt to use our marketplace to engage in unlawful or fraudulent conduct. This conduct may include unauthorized or fraudulent acquisition or use of data, money laundering, moving funds to regions or persons restricted by sanctions or export controls, terrorist financing, fraudulent sale of services, bribery, breaches of security, extortion or use of ransomware, distribution or creation of malware or viruses, and piracy or misuse of software and other copyrighted or trademarked content.
Our controls relating to customer identity verification and authentication and fraud detection are complex, require continuous improvement, and may not be effective in detecting and preventing misconduct. Further, while we take steps to improve our trust and safety program through the use of algorithms and machine learning techniques, any required or inadvertent disclosure of our security techniques or new laws restricting our use of them may make our efforts to prevent fraud or the improper use of our platform less effective and increase the risk of harm to our customers. If our controls are not effective, any of the following could result, each of which could harm our reputation, divert the attention of management, and adversely impact our business, operating results, and financial condition:
•we may be, and historically have been, held liable for the unauthorized use of credit or debit card details or other payment account information and required to return the funds at issue and pay a chargeback, return, or other fee. If our chargeback or return rate becomes excessive, card networks may require us to pay fines or other fees or engage in costly remediation efforts or cease doing business with us;
•the California Department of Financial Protection and Innovation, which we refer to as the DFPI, or other regulators may require us to hold larger cash reserves or take other action with respect to our internet escrow license or other licensing regimes;
•customers may seek to hold us responsible for losses, lose confidence in and decrease use of our work marketplace, or publicize their negative experiences;
•law enforcement or administrative agencies could seek to hold us responsible for the conduct of or content posted by customers and impose fines and penalties, bring criminal action, or require us to change our business practices, and private actions or public enforcement may increase depending on interpretations of and possible changes to applicable laws;
•we may be subject to additional risk and liability exposure if employees or third-party service providers, including our independent team members, misappropriate or facilitate the fraudulent use of our or customer banking, payment, or other information;
•if talent misstate their qualifications, identity or location, or produce insufficient or defective work product or work product with a harmful effect, clients or other third parties may seek to hold us responsible and may lose confidence in and decrease use of our work marketplace; and
•we may bring, and have in the past brought, claims against clients and other third parties for their misuse of our work marketplace.

Customers circumvent our work marketplace, which adversely impacts our business.
Our business depends on customers transacting through our work marketplace. Despite our efforts to prevent them from doing so, customers circumvent our work marketplace and engage with or take payment through other means to avoid our fees, and it is difficult or impossible to measure the losses associated with circumvention. Enhancements and changes we make to our pricing model, fees, offerings, services, and features may unintentionally cause customers to circumvent our work marketplace. In addition, circumvention is likely to increase during a macroeconomic downturn, as customers may be more cost-sensitive. The loss of revenue associated with circumvention of our work marketplace adversely impacts our business, operating results, and financial condition. Moreover, our efforts to reduce circumvention may be costly or disruptive to implement, fail to have the intended effect or have an adverse effect on our brand or customer experience, reduce the attractiveness of our work marketplace, or otherwise harm our business, operating results, and financial condition.
We are subject to disputes with or between customers of our work marketplace.
Disputes sometimes arise between talent and clients, including with respect to service standards, payment, confidentiality, work product, and intellectual property ownership and infringement. If either party believes the contract terms were not met, the service agreements negotiated between our customers and our default terms provide a mechanism for the parties to request assistance from us and, for some contracts, a third-party arbitrator. If customer disputes are not resolved amicably, the parties might escalate to formal proceedings. Given our role in facilitating and supporting customers’ interactions, claims may be brought against us directly and talent or clients may bring us into claims filed against each other, particularly when one party is insolvent or facing financial difficulties. We generally disclaim responsibility and liability for disputes between customers; however, we cannot guarantee that these disclaimers will be effective in preventing or limiting our involvement in customer disputes, enforceable, or otherwise effectively prevent us from incurring liability. Disputes with or between customers may become more frequent based on the services offered or conditions outside our control, such as a macroeconomic downturn or actions of bad actors seeking to take advantage of other customers. Such disputes, or any increase in the number of disputes, may adversely affect our business, operating results, and financial condition.
We face risks related to our international community of customers, which could increase as we seek to expand our international footprint.
We have customers located in over 180 countries. Conducting business with an international customer base, engaging talent globally, and expanding our operations internationally subject us to significant challenges, uncertainties, and risks, including:
•varying and overlapping laws and regulations and approaches to enforcement, including with respect to worker classification and data protection and privacy;
•difficulties in, and costs of, establishing local brand recognition and staffing, managing, and operating international operations or support functions;
•compliance with laws designed to combat money laundering and the financing of terrorist activities;
•the imposition of taxes on transactions between us and our customers or among our customers, or liability for failing to collect and remit taxes owed by our customers;
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
•changes to laws, regulations, or central bank rules impacting us or our partners that may make payments for services exports more costly, difficult, or impossible to process, or that may reduce the availability of tools like digital wallets and related payment services;
•any unenforceability of contractual provisions designed to protect and mitigate against risks, including terms of service, services agreements, arbitration and class action waiver provisions, disclaimers of warranties, limitations of liabilities, releases of claims, and indemnification provisions;

•economic weakness or currency-related challenges or crises;
•regional or global public health events;
•difficulties in obtaining and protecting our intellectual property rights outside the United States;
•organizing or similar activity by workers, local unions, works councils, or other labor organizations; and
•other risks relating to laws and regulations in jurisdictions outside the United States, as discussed elsewhere in these “Risk Factors.”
These risks may make it costly or difficult for us to conduct or expand our operations internationally, particularly in markets where we have limited experience. If we are unable to manage the complexity of global operations and support an international customer base successfully and in a cost-effective manner, our business, operating results, and financial condition could be adversely affected.
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
We face intense competition for qualified personnel from numerous technology companies. We may not be able to retain our current key personnel or attract, train, integrate, or retain other highly skilled personnel in the future and may incur significant costs to do so. Our senior management and other key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason, and without notice, and we do not maintain any “key-person” life insurance policies. In addition, changes in our management team resulting from the hiring or departure of executives and other personnel changes including reorganizations of reporting lines of our workforce, such as the Restructuring Plan announced in October 2024, have resulted, and may in the future result, in increased attrition or reduced productivity of our personnel and could negatively impact our ability to attract qualified personnel. Volatility, depreciation, or lack of appreciation in our stock price may also affect our ability to attract and retain key personnel.
If we lose the services of senior management or other key personnel, if our succession plans prove inadequate to ensure business continuity, or if we are unable to retain, attract, train, and integrate the highly skilled personnel we need, our business, operating results, and financial condition could be adversely affected.
Acquisitions, investments, and other strategic transactions could result in operating difficulties and harm our business.
Our business strategy may, from time to time, include business combinations, acquisitions, and dispositions of products, services, technologies, businesses, or other assets, strategic investments, and commercial and strategic partnerships. However, there can be no assurance that we will be successful in identifying, negotiating and consummating strategic transaction opportunities. These transactions, even if undertaken and announced, may not close, including due to challenges in obtaining regulatory or other approvals. In addition, strategic transactions that do close may involve significant challenges, uncertainties, and risks, including:
•the potential for our strategic transactions to use cash that we may need in the future to operate our business or result in dilutive issuances of our equity securities or the incurrence of significant indebtedness;
•failure of the strategic transaction to advance our business strategy or realize its anticipated benefits;
•disruptions of our ongoing operations and diversion of management’s attention;
•potential exposure to new or incremental risks associated with the acquired businesses or assets, including becoming subject to different laws and regulations or more stringent scrutiny due to the nature or location of the acquired business, products, technologies, or other assets;
•incurring substantial expenses or assuming substantial liabilities, ongoing obligations, or other risks, particularly if we fail to identify or accurately estimate commitments, liabilities, deficiencies, or other risks associated with the acquired businesses or assets;

•difficulties retaining key personnel of the acquired company or integrating acquired operations, products, systems, technologies, and employee cultures;
•potential exposure to adverse tax consequences, substantial depreciation, impairment of goodwill or other intangible assets, or deferred compensation charges; or
•difficulties related to being required to adopt or modify accounting policies.
Strategic transactions are inherently risky, may not be successful, and may harm our business, operating results, and financial condition.
Risks Related to Our Industry, Offerings, and Services
If the market for independent talent and the services they offer does not grow, our business, operating results, and financial condition could be adversely affected.
The market for online independent talent and the services they offer is relatively new, rapidly evolving, and unproven, and it is difficult to predict the size, growth rate, and expansion of this market. Our future success will depend in large part on the continued growth and expansion of this market. The overall demand for independent talent will continue to be impacted by competition in the marketplace, technological developments (including artificial intelligence), and macroeconomic, geopolitical, legal, and regulatory conditions. In addition, many businesses may be unwilling to engage independent talent for a variety of reasons, including perceived negative connotations with outsourcing work, quality of work, fraud, privacy, or data security concerns, or the rapidly evolving regulation of independent contractor services more generally, as discussed elsewhere in these “Risk Factors.” Similarly, with the increased prevalence of remote work and increased flexibility in employment relationships in recent years, more skilled independent talent may choose traditional employment, reducing the number of qualified or desirable talent available on our work marketplace. If the market for independent talent and the services they offer does not grow, our business, operating results, and financial condition could be adversely affected.
If we are not able to develop and release new offerings and services or successful enhancements to our existing offerings and services, our business could be adversely affected.
The market for our work marketplace is characterized by rapid technological change, frequent product and service introductions and enhancements, changing customer demands, and evolving industry standards. We invest substantial resources in researching and developing new offerings and services and enhancing our work marketplace by incorporating additional features, improving functionality, modernizing our technology, and adding other improvements to meet our customers’ evolving demands in our increasingly highly competitive industry. For example, we have recently integrated generative artificial intelligence tools into our work marketplace aimed at improving customer experience and productivity. The success of any enhancements to our work marketplace or any new offerings or services depends on several factors, including overall demand and market acceptance, competitive pricing, adequate quality testing, integration with our work marketplace and third-party partners’ technologies, and timely completion. We cannot be sure that we will succeed in delivering enhancements or any new offerings or services or that any enhancements or new offerings or services will be successful or cost effective. Even if we do introduce new offerings or services, we may experience a decline in revenue from our existing offerings that is not offset by revenue from the new offerings or services, and we may experience unintended negative effects from any modifications to our existing offerings, services, and features, including reduced client spend, diminished fill rates for projects on our work marketplace, errors and disruptions on our work marketplace, and customer dissatisfaction.
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
We also compete with companies that utilize emerging technologies and assets, such as artificial intelligence and machine learning, blockchain, augmented reality, and cryptocurrency, to provide automated alternatives to the talent on our work marketplace, connect businesses with service providers, or otherwise change the way that businesses engage or pay service providers or that service providers perform work.
Internationally, we compete against localized competitors that have greater brand recognition in other countries and a stronger understanding of local or regional culture and commerce. Some competitors also offer their products and services in local languages and currencies that we do not offer. In addition, our decision to suspend our business operations in Russia and Belarus in March 2022 may increase the risk that new competitors emerge in the region.
Many of our current and potential competitors enjoy substantial competitive advantages, such as: greater name recognition and brand reputation; pre-existing relationships with desirable clients; more experience with international operations and localization of their offerings; longer operating histories; greater financial, technical, and other resources; more customers; newer technologies; and, in some cases, the ability to rapidly combine online platforms with traditional staffing and contingent worker solutions. These companies may use these advantages to offer products and services similar to ours at a lower price, develop competitive products, or respond more quickly and effectively than we do to new or changing opportunities, technologies, standards, regulatory conditions, or customer preferences or requirements. In addition, in developing technology markets subject to dynamic and rapid technological change, varied business models, and frequent disruption by innovative online and offline entrants, businesses can easily and quickly launch online or mobile platforms and applications at nominal cost by using commercially available software or partnering with various established companies. For all of these reasons, we may not be able to compete successfully against our current and future competitors, in which case our business, operating results, and financial condition would be adversely impacted.
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
In addition, search engines and other channels that we utilize to drive customers to our website and mobile applications periodically change their algorithms, policies, and technologies, sometimes in ways that cause traffic to our website and mobile applications to decline. These changes can also result in an interruption in customers’ ability to access our website or a misunderstanding among potential customers regarding the functionality or purpose of our work marketplace. We may also be forced to significantly increase marketing expenditures in the event that market prices for online advertising and paid listings escalate or our organic ranking decreases. Any of these changes could have an adverse impact on our customer acquisition, business, operating results, and financial condition.

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
Our business involves the storage, processing, and transmission of customers’ proprietary, confidential, and personal information by us and our third-party partners and vendors. Our third-party partners and vendors also process certain proprietary and confidential information relating to our business and personal information of our personnel. Our systems, and the systems of our vendors and third-party partners, may be vulnerable to privacy or security incidents, such as computer viruses and other malicious software, physical or electronic break-ins, or vulnerabilities resulting from intentional or unintentional service provider actions, and similar disruptions that could make all or portions of our website or applications unavailable for periods of time. Additionally, ransomware or other malware, viruses, social engineering (including business email compromise and related wire-transfer fraud), impersonation of our company and executives on social media, and general hacking in our industry have become more prevalent and more complex. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target, we and our vendors and third-party partners may be unable to anticipate incidents or to implement adequate preventative measures. Data security breaches and other privacy and security incidents may also result from non-technical means, such as actions taken by employees or contractors, including talent that we engage on our work marketplace to perform services for us. We have also integrated, and expect to continue to integrate, generative artificial intelligence tools into our platform and products, or our vendors may in turn incorporate generative artificial intelligence tools into their own offerings. We and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to data privacy and protection.
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
We may also need to expend significant resources to protect against or remediate security breaches and other incidents. We cannot be certain that our cyber liability insurance coverage will extend to or be adequate for liabilities actually incurred, or that insurance will continue to be available to us on economically reasonable terms, at coverage limits we deem prudent, or at all.
Depending on the nature of the information compromised, in the event of a security breach or other privacy or security incident, we may also have obligations to notify affected individuals and entities and regulators and provide remedy, such as credit monitoring services. We may also face significant fines, reimbursement obligations, or class-action settlements (including under the California Consumer Privacy Act of 2018, which we refer to as the CCPA). Breach notification laws continue to evolve and may be inconsistent between jurisdictions. Complying with these obligations could cause us to incur substantial costs and harm our reputation.
If we fail to maintain and enhance our brand and reputation, our business and financial condition may be adversely affected.
The awareness and integrity of our brand and reputation are important to achieving widespread acceptance and use of our work marketplace and attracting and retaining customers. Successful and efficient promotion and positioning of our brand and business depend on, among other things, the effectiveness of our marketing efforts and brand messaging and our ability to provide a reliable, trustworthy, and useful work marketplace and offerings at competitive prices. Our marketing programs may not be successful or cost effective, particularly during early phases of new offerings or expansion into new segments, such as international customers and customers who are reluctant to utilize remote or contract workers. Additionally, as more jurisdictions adopt expansive data privacy regulations, an increasing number of customers and website visitors will have the right to opt-out of sharing their personal information for purposes of specific types of online advertising. This may lead to diminished efficacy of our marketing and brand positioning efforts, diminished visitor-to-customer conversions, and increased costs of maintaining compliance. Further, any negative publicity and news coverage relating to us, fraud or other illegal activity conducted by bad actors on our work marketplace, or decisions we make relating to geopolitical or social matters may undermine our brand promotion efforts or harm our reputation. If we fail to promote and maintain our brand successfully, our business, operating results, and financial condition may be adversely affected.
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
As we expand, we will need an increasing amount of technical infrastructure and continued infrastructure modernization, including network capacity, computing power, and improvements to how we process and store data and transaction information. We also rely on third-party service providers and infrastructure, including the internet, to provide our work marketplace. For example, we currently host our work marketplace, serve our customers, and support our operations using Amazon Web Services, a provider of cloud infrastructure services. We do not have control over the operations or the facilities of our third-party service providers, which are subject to risks of errors, defects, and disruptions. In addition, these third parties generally do not have an obligation to renew their agreements with us on commercially reasonable terms, or at all, and we may not be able to switch to another third-party service provider easily or without incremental costs. Any interruption in the provision of services to us by these third parties for any reason or other unanticipated problems could result in interruptions to our work marketplace, and our and these third parties’ business continuity and disaster recovery plans may prove to be inadequate.
Our work marketplace enables our customers to manage important aspects of their businesses, and any errors, defects, disruptions in service, or other performance or availability problems with our work marketplace, or our inability to adequately prevent or timely detect or remedy errors, defects, or disruptions in service, could harm our brand and reputation, result in security breaches or the loss of critical data, adversely impact our business and our customers, impair or jeopardize our partner relationships, result in delays in invoicing of clients or payment to us or talent, negatively impact our ability to obtain or maintain important licenses, or result in claims by customers for losses sustained by them or investigation or corrective action by regulatory agencies. In any such event, we may expend additional resources to attempt to resolve the issue. Moreover, we may not carry sufficient business interruption insurance to cover losses that may occur as a result of any such events, and we cannot be certain that insurance will continue to be available to us on economically reasonable terms, or at all. Accordingly, any errors, defects, or disruptions in our work marketplace could diminish demand, subject us to liability, and adversely impact our business, operating results, and financial condition.
Our ability to attract and retain customers depends in part on the quality of our customer support, and any failure to offer high-quality support could adversely impact our business, operating results, and financial condition.
Our ability to attract and retain customers is dependent in part on the ease of use, trustworthiness, and reliability of our work marketplace, including our ability to provide high-quality support. Our customers depend on our support organization to enforce our terms of service against bad actors, resolve any issues relating to our work marketplace, communicate effectively about their accounts, and assist in their use of our work marketplace, especially large enterprise clients, which expect higher levels of support. In addition, customers of our Managed Services offering depend on our support organization to manage their projects and reach satisfactory project outcomes. Our ability to provide effective support is largely dependent on our ability to attract, resource, and retain service providers who are both qualified and well versed in our work marketplace. The incorporation of generative artificial intelligence into our support tools, either by us or our third-party support partners, may lead to inconsistent quality of experience as these tools are integrated and refined. As we seek to continue to grow our international customer base, our support organization will face additional challenges, including those associated with delivering support and documentation in additional languages. Any failure to maintain high-quality support or effectively communicate with our customers, or any market perception that we do not maintain high-quality support or act professionally, fairly, or effectively in our communications and actions, could harm our reputation and customer demand, and adversely impact our business, operating results, and financial condition.

Our customer growth and engagement on mobile devices depend upon third parties maintaining open application marketplaces and effective operation with mobile operating systems, networks, and standards that we do not control.
A significant and growing portion of our customers access our work marketplace through mobile devices and applications. Our mobile applications rely on third-party open application store platforms, including the Apple App Store and Google Play, which may change their policies, impose additional fees or requirements to support our applications, or stop supporting our applications altogether. These changes may increase our costs or adversely affect customer experience. Additionally, mobile operating systems, such as Android and iOS, could stop supporting our work marketplace or the ability to make payments on our work marketplace at all or on commercially reasonable terms or make changes that degrade the customer experience on our marketplace. To deliver high-quality mobile offerings, it is important that our offerings are designed effectively and work well with a range of mobile devices, technologies, systems, networks, and standards that are beyond our control. In the event that it is inconvenient or impossible for our customers to access and use our work marketplace on their mobile devices or our competitors develop offerings and services that are perceived to operate more effectively on mobile devices, our business, operating results, and financial condition could be adversely impacted.
Risks Related to Legal and Regulatory Matters
Our business is subject to extensive government regulation and oversight. Any failure to comply with the extensive, complex, overlapping, and frequently changing laws and regulations, both in the United States and internationally, could adversely impact our business, operating results, and financial condition.
We and our customers are subject to a wide variety of foreign and domestic laws and regulations governing issues that may affect our business, including worker classification, employment, worker health, payments, worker confidentiality obligations and whistleblowing, intellectual property, consumer protection, taxation, privacy, and data security. These laws and regulations are often complex and subject to varying and evolving interpretations, resulting in shifting enforcement and application over time. Many of these laws were adopted prior to certain technological developments and do not contemplate or address the unique issues of such technologies.
In addition, because our website is generally accessible by customers worldwide, we have received and may continue to receive notices from jurisdictions claiming that we or our customers are required to comply with their laws and regulations. Laws and regulations outside of the United States that could be interpreted to apply to our business often provide greater rights to competitors, customers, and other third parties than those in the United States. Compliance with international laws and regulations may be more costly than expected, may require us to change our business practices or restrict or modify our offerings or obtain certain licenses, and such changes or licensure may not be possible on a reasonable timeline or at all. As a result, the imposition of any such laws or regulations on us, our customers, or third parties that we or our customers utilize to provide or use our services, may adversely impact our business, operating results, and financial condition. In addition, we may be subject to multiple complex overlapping legal or regulatory regimes that impose conflicting requirements, including with respect to data protection and privacy, which could lead to additional compliance costs and enhanced legal risks.
Regulatory scrutiny on large companies, technology companies, and companies engaged in dealings with independent contractors, payments, or personal information and data has increased significantly and may continue to increase. New and existing laws and regulations (or changes in interpretation of existing laws and regulations) may be adopted, implemented, or interpreted to apply to our business or our customers, including as a result of new products or features we may introduce or international expansion of our business. In addition, these laws and regulations affect our customers and may affect demand for our work marketplace. If we determine additional legal requirements apply to our business, we may expend resources to comply or obtain licenses, and such efforts may be a distraction to the business or require adverse changes to the manner in which we conduct our business or our work marketplace and may themselves cause regulatory agencies to scrutinize our business, including past practices. It is also possible that certain provisions in agreements with our customers or service providers, or between talent and clients, or the fees we charge, may be found to be unenforceable or not compliant with applicable law.
Although we have implemented policies and procedures designed to analyze and support compliance with applicable laws and regulations, there can be no assurance that we will maintain compliance, that our interpretations are or will remain correct, or that all of our employees, contractors, partners, customers, and agents will comply. We have in the past been, and may in the future be, subject to administrative inquiries and audits concerning our compliance with applicable laws and regulations, including the taxation and classification of our workers and the customers of our work marketplace. Any failure or alleged failure by us or our employees, contractors, partners, customers, or agents to comply with applicable laws and regulations creates risk for our business and our employees, partners, contractors, and customers and could result in enforcement actions or other proceedings, criminal or civil fines and penalties or other actions, civil lawsuits, forfeiture of significant assets, the limitation or suspension of our ability to operate our business or certain services in a particular jurisdiction, damages, interest, loss of export privileges, costs and fees (including legal fees), injunctions, loss of intellectual property rights, whistleblower complaints, termination of agreements by our partners, the diversion of management’s attention and resources, or reputational harm and adverse media coverage. Certain of these claims may not be covered by our insurance, and we cannot be certain that our insurance coverage will cover liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Any of the foregoing could, individually or in the aggregate, harm our reputation, reduce demand for our marketplace, and adversely affect our business, operating results, and financial condition, and we could be required to make costly and burdensome changes to our business practices or compliance programs.
Worker Classification
Our clients are generally responsible for properly classifying the talent they engage through our work marketplace. Some clients opt to classify talent as employees for certain work, while talent in many other cases are classified as independent contractors.
We offer an optional service to customers of our premium offerings through which we help classify talent as employees of third-party staffing providers or independent contractors. For clients of these services, subject to applicable law and the terms of our agreement with the client, we indemnify clients from misclassification risk and make certain warranties to the client, such as to compliance with applicable laws. In addition, we offer other premium offerings where we provide increased assistance to customers to find and contract with one another, which could increase employment-related risks. Third-party staffing providers employ talent classified as employees for clients, and failure of these staffing providers to comply with all legal and tax requirements could adversely affect our business. We also use our work marketplace to find and engage talent to provide services for us and for our outcomes-based delivery offerings, which subjects us to additional misclassification risk.
There is significant uncertainty and unpredictability in the worker classification regulatory landscape and the application of worker classification laws, which are highly fact-sensitive, subject to divergent interpretations by various authorities, and regularly subject to further regulation, amendment, or re-interpretation. As a result, there is risk to us and our customers that independent contractors could be deemed to be misclassified under applicable law, including as a result of changes in our offerings or brand positioning that we may introduce. For example, in California, Assembly Bill 5 is widely viewed as expanding the scope of the definition of “employee” for most purposes under California law. However, following the law’s effectiveness in January 2020 and subsequent amendments and challenges, there is little guidance from the courts or the regulatory authorities charged with its enforcement and there remains a degree of uncertainty regarding its application. Further, in January 2024, the U.S. Department of Labor published a new final rule regarding the classification of workers as independent contractors or employees under the Fair Labor Standards Act, and while we expect this new rule to have minimal, if any, impact on the independent work relationships formed on our platform, it may increase uncertainty for our customers. Other federal agencies, U.S. states, or jurisdictions outside the United States may enact similar legislation or rules.
Even if any new regulations do not directly impact our business, public perception may result in confusion about the standards to be applied when making an employment determination and cause clients to explore alternative arrangements to meet their talent needs. In addition, any developments or changes in the regulatory environment impacting worker classification and independent contractors may reduce the demand for independent contractors in one or more jurisdictions and have an adverse effect on our business, operating results, and financial condition.
Privacy and Data Protection
We receive, collect, store, process, transfer, and use personal information and other customer data. There are numerous federal, state, local, and international laws and regulations regarding privacy, data protection, information security, and the collection, storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other data. We are also subject to the terms of our privacy policies and legal and contractual obligations to third parties related to privacy, data protection, and information security. The regulatory framework for privacy and data protection worldwide is uncertain and complex, and it is possible that the laws and regulations may be interpreted and applied in a manner that we do not anticipate, that is inconsistent from one jurisdiction to another, or that conflicts with other rules or our practices.
We expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, automated processing, and information security. For example, Europe’s General Data Protection Regulation, which we refer to as the GDPR, the UK General Data Protection Regulation, and Europe’s Digital

Services Act impose stringent data protection and data handling compliance requirements and provide for significant penalties for noncompliance. In California, the CCPA, as amended by the California Privacy Rights Act, requires, among other things, covered companies to provide certain disclosures to California consumers and affords such consumers certain rights, including the right to opt-out of certain sales of personal data. The CCPA also provides for civil penalties for violations as well as a private right of action for data breaches that may increase data breach litigation. A growing number of U.S. states have enacted similar or other data protection legislation that have or will go into staggered effect in the near future, and several other states and countries are considering expanding or passing privacy laws in the near term. Additionally, developments in artificial intelligence may lead to increased restrictions that could impact our platform’s functionality. New regulations or legal challenges could impose restrictions on artificial intelligence in ways that prevent the incorporation of artificial intelligence tools into our platform or limit their functionality, limiting the potential benefits of artificial intelligence to our business.
The enactment of more restrictive laws, rules, regulations, or future enforcement actions or investigations could increase our costs, require us to materially modify our services and features, which we may be unable to complete in a cost-effective manner, or at all, and may limit our ability to store and process customer data or develop new services and features, any of which could adversely impact our business, operating results, and financial condition.
Payments
Our subsidiary, Upwork Escrow Inc., is licensed as an internet escrow agent under California’s Escrow Law and is subject to regulations applicable to internet escrow agents promulgated by the DFPI. Although we are a licensed internet escrow agent and believe that our operations comply with existing U.S. federal, state, and international laws and regulatory requirements related to escrow, generating interest from customer funds held in escrow, money transmission, and the handling or moving of money, developments in the laws and regulations or their interpretations, and changes in our operations and offerings may result in the application of new or different regulatory requirements to our business. As a result, we could be required, or choose, to become licensed as an escrow agent or a money transmitter (or other similar licensee) in other states or jurisdictions or as a money services business. It is also possible that we could become subject to regulatory enforcement or other proceedings in states or other jurisdictions with escrow, money transmission, electronic money, or other similar statutes or regulatory requirements related to the handling, storing, or moving of money, and such risk may increase if we are required or choose to pursue additional or different licenses, which could in turn have a significant impact on our business. We may also be required, or choose, to become licensed as a payment institution (or obtain a similar license) under the European Payment Services Directive or other international laws and regulations or may choose to obtain such a license even if not required or to support new products or services.
Any developments in the laws or regulations related to escrow, money transmission, or the handling, storing, or moving of money; material changes to the mandate, purview or regulatory approach at the DFPI; or increased scrutiny of our business may lead to additional compliance costs and administrative overhead. Moreover, to the extent that holding or pursuing escrow, money transmitter, or similar licenses involves complying with other regulatory frameworks, such as GDPR or CCPA, we may experience increased enforcement or other proceedings.
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
We are also subject to the U.S. Foreign Corrupt Practices Act, which we refer to as the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and the UK Bribery Act 2010, and may be subject to other anti-bribery laws in countries in which we conduct activities or have customers. We face significant risks if we fail to comply with the FCPA and other anti-corruption laws. Local customs in international jurisdictions may involve practices that are prohibited by the FCPA or other applicable laws and regulations. We may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities, and we may be held liable for the corrupt or other illegal activities of third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we prohibit or do not explicitly authorize such activities. We have implemented an anti-corruption compliance policy, but we cannot ensure that all of our employees, contractors, customers, and agents will comply with our policy and applicable law, for which we may be ultimately held responsible.
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
Export Controls
We may be subject to export controls and similar regulations that prohibit the shipment or provision of certain products and services to certain countries, governments, and persons, and new export controls and similar regulations are promulgated from time to time. While we take precautions to prevent aspects of our work marketplace from being exported in violation of export controls, we cannot guarantee that these precautions will prevent violations of export controls and similar regulations. In addition, our customers may be subject to export control laws, and any violations by our customers could harm our reputation and they could seek to hold us responsible for any monetary losses.
In addition, various countries regulate the import and export of certain encryption and other technology, including imposing import and export permitting and licensing requirements, and have enacted and may enact laws that could limit our ability to distribute aspects of our work marketplace or could limit our customers’ ability to access our work marketplace in those countries. Any change in import or export regulations or related legislation, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our work marketplace by customers with international operations and adversely impact our business, operating results, and financial condition.
We are vulnerable to intellectual property infringement claims and challenges to our intellectual property rights brought against us by third parties.
We operate in a highly competitive industry, and there has been considerable activity in our industry to develop and enforce intellectual property rights. Intellectual property infringement claims against us or our customers or third-party partners could result in monetary liability or a material disruption to our business. We cannot be certain that aspects of our work marketplace, content, and brand names do not or will not infringe valid patents, trademarks, copyrights, or other intellectual property rights held by third parties, including our competitors. Also, we are in the ordinary course of our business subject to legal proceedings and claims relating to the intellectual property of others, including our competitors. The likelihood of intellectual property-related litigation and disputes may increase as platforms like ours gain more prominence. In addition, the improper use of generative artificial intelligence by customers of our work marketplace may lead to additional claims of intellectual property infringement. Our competitors and other third parties have in the past challenged, and may in the future challenge, our registration or use of our trademarks, including “Upwork,” and other intellectual property rights, and such a challenge, even if unsuccessful, could adversely affect our brand and business. We may also be obligated to indemnify certain clients on our work marketplace or strategic partners or others in connection with such infringement claims, or to obtain licenses from third parties.
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
Our success depends in large part on our proprietary technology and data. We rely on various intellectual property rights, including patents, copyrights, trademarks, and trade secrets, as well as confidentiality provisions and contractual arrangements, to protect our proprietary rights and prevent third parties from infringing upon or misappropriating our intellectual property, copying our work marketplace, and using information that we regard as proprietary to create products and services that compete with ours. Despite the precautions that we take, our intellectual property is vulnerable to unauthorized access through employee or third-party error or actions, theft, cybersecurity incidents, private or public economic espionage, and other security breaches and incidents.
We may not pursue or file patent applications or apply for registration of copyrights or trademarks in the United States and foreign jurisdictions in which we have an online presence with respect to our potentially patentable inventions, works of authorship, and marks and logos for a variety of reasons, including the cost or ability to procure such rights and the uncertainty involved in obtaining adequate protection. Moreover, changes to intellectual property laws and regulations, including U.S. and foreign patent or trademark law, may affect our ability to protect and enforce our intellectual property rights or defend against or offensively assert infringement claims.
The laws of some countries do not provide the same level of protection for our intellectual property as the laws of the United States, and effective intellectual property protection may not be available to us in every country in which our work marketplace is available. In addition, many countries limit the enforceability of patents or other intellectual property rights against certain third parties, including government agencies or government contractors. Further, certain countries impose additional conditions on the transfer of intellectual property rights from individuals to companies, which may make it more difficult for us to secure and maintain intellectual property protection.
We also rely on trade secrets as an important aspect of our intellectual property program and to cover much of our technology and know-how. We seek to protect our trade secrets and obtain rights in intellectual property developed by service providers through confidentiality and invention assignment or intellectual property ownership agreements with our employees, contractors, and other parties, as well as through implementing acceptable use policies, limiting access to our information and data through technological means, and monitoring and limiting the dissemination of our information and data outside of company-owned information systems. These agreements and terms may not be enforceable or compliant with applicable law, and these agreements and other measures may not effectively protect our trade secrets and intellectual property rights. Most of our employees and all of the contractors with which we work are remote, which may make it more difficult to control use of confidential materials, increasing the risk that our source code or other confidential or trade secret information may be exposed.
If we do not protect and enforce our intellectual property rights or our proprietary technology and data successfully or cost-effectively, our competitive position and brand may suffer, which would adversely impact our business, operating results, and financial condition.
The use of open source software could restrict our ability to market or operate our work marketplace and could negatively affect our business.
Our work marketplace incorporates certain open source software. An open source license typically permits the use, modification, and distribution of software in source code form subject to certain conditions. These conditions may require that any person who distributes a modification or derivative work of open source software make the modified version subject to the same open source license. This could lead to a requirement that certain aspects of our work marketplace be distributed or made available in source code form. Although we do not believe that we have used open source software in such a manner, the interpretation of open source licenses is complex and, despite our efforts, it is possible that we may be liable for copyright infringement, breach of contract, or other claims if our use of open source software is found non-compliant with the applicable open source licenses.
Moreover, we cannot ensure that our processes for controlling our use of open source software in our work marketplace will be effective. If we have not complied with the terms of an applicable open source software license, we may need to seek licenses from third parties to continue offering our work marketplace and the terms on which such licenses are available may not be economically feasible, and may be required to re-engineer our work marketplace to remove or replace the open source software, discontinue offering our work marketplace, pay monetary damages, or make available the source code for aspects of our proprietary technology, any of which could adversely affect our business, operating results, and financial condition.
In addition, the use of open source software can involve greater risks and require greater efforts to ensure legal and regulatory compliance compared to the use of third-party commercial software, as open source licensors generally do not provide warranties or assurances of title, performance, or non-infringement, nor do they control the origin of the software. There is typically no support available for open source software and no assurance that updates will be made to address security risks. Many of the risks associated with the use of open source software cannot be eliminated and could negatively affect our business.
Litigation could have a material adverse impact on our operating results and financial condition.
From time to time, we are involved in litigation and other legal proceedings and make and receive demands and claims threatening possible legal proceedings. The outcome of any litigation or other legal proceeding (including class actions and individual lawsuits or arbitration), regardless of its merits, is inherently uncertain. Regardless of the merits or ultimate outcome of any claims, pending or future legal proceedings could result in a diversion of management’s attention and resources and reputational harm and cause us to incur significant expenses and liabilities. We may determine that the most cost-effective and efficient way to resolve a dispute is via settlement, and terms of any settlement agreements are increasingly limited by legislation. Where we can make a reasonable estimate of the liability relating to a pending proceeding and determine that it is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, the amount of our estimates could be incorrect. Any adverse determination related to a legal proceeding or adverse terms contained in a settlement agreement could require us to change our technology or our business practices in costly ways, prevent us from offering certain offerings or services, require us to pay monetary damages, fines, or penalties, or require us to enter into royalty or licensing arrangements, and could adversely affect our reputation, business, operating results, and financial condition.
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
We have incurred net losses in the past, and as of December 31, 2024, we had an accumulated deficit of $78.5 million. We have made, and expect to continue to make in the future, significant expenditures related to the development and expansion of our business. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. While our GSV and revenue have grown in recent years, we may not be able to sustain the same level of growth in future periods, or at all. For example, during the year ended December 31, 2024, macroeconomic conditions adversely impacted GSV, which declined 3% compared to 2023. In addition, although our profitability has improved in recent periods, if our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to maintain profitability in future periods and the trading price of our common stock could decline.

Our operating results and performance metrics may fluctuate from period to period, which makes our future results difficult to predict.
Our operating results and performance metrics have fluctuated in the past and may fluctuate in the future, particularly in periods of macroeconomic uncertainty and elevated interest rates and inflation. Our operating results and performance metrics in any given period can be influenced by numerous factors, many of which are unpredictable or are outside of our control, including those described elsewhere in this “Risk Factors” section as well as the following:
•uncertainty regarding macroeconomic and political conditions and demand for our work marketplace;
•our ability to maintain and grow our community of customers, including talent that provide the types and quality of services sought by clients on our work marketplace;
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
•the productivity, effectiveness, and efficiency of our sales force and the length and complexity of our sales cycles;
•the impact of changing, consolidating, or terminating offerings and services;
•losses from clients failing to pay invoices, particularly in instances where we advance payments to talent for invoiced services on behalf of the client;
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
•fluctuations in currency exchange rates, particularly if we are unable to fully offset the adverse financial effects of unfavorable movements in foreign exchange rates through derivative instruments designed to hedge against certain exposures to such fluctuations; and
•revenue recognition fluctuations for arrangements subject to our tiered pricing model for talent service fees.
The impact of one or more of the foregoing and other factors may cause our operating results and performance metrics to vary significantly. As such, we believe that period-to-period comparisons of our operating results and performance metrics may not be meaningful and you should not rely upon past performance as an indicator of future performance.
We track certain performance metrics with internal tools and do not independently verify such metrics. Certain of our performance metrics may not accurately reflect certain details of our business, are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
We track certain performance metrics, including active clients and GSV per active client, GSV, and Marketplace take rate, with internal tools that are not independently verified by any third-party. Our internal tools have a number of limitations and our methodologies for tracking these metrics may change over time, which could result in inaccurate or unexpected changes to our metrics. If the internal tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. Our performance metrics are also impacted by illegal or improper activity on our work marketplace, including fraud, spam, and fake accounts. We are unable to prevent all fraudulent activity from being reflected in the performance metrics that we report. Accordingly, our performance metrics may not accurately reflect activity on and the performance of our work marketplace. In addition, limitations or errors with respect to how we measure data, or the accuracy of the data that we measure, may affect our understanding of certain details of our business, which could affect our longer-term strategies and our ability to respond to business trends that may negatively impact our performance. If our performance metrics are not accurate representations of our business, customer base, or activity on our work marketplace; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, our reputation may be harmed, we may be subject to legal or regulatory actions, and our operating and financial results could be adversely affected.
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.
Effective internal controls are necessary for us to provide reliable and accurate financial statements and to effectively prevent fraud. We devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002. However, we cannot be certain that we will be able to prevent future significant deficiencies or material weaknesses. If we are unable to assert that our internal control over financial reporting is effective, material weaknesses are identified, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on The Nasdaq Global Select Market.
In addition, regulators are increasingly focusing on environmental, social, and governance matters and related disclosures. If our related data, processes, and reporting are incomplete or inaccurate, or if we fail to achieve progress with our stated goals on a timely basis, our business, operating results, and financial condition could be adversely impacted.
The applicability of sales, use, and other tax laws or regulations on our business could subject us or our customers to additional tax liability and related interest and penalties, and adversely impact our business.
We are subject to numerous taxes and tax collection obligations in the U.S. and other foreign jurisdictions. Significant judgment is required to evaluate applicable tax obligations and in many cases the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business. As a result, we may recognize additional tax expense and be subject to additional tax liabilities, including other liabilities for tax collection obligations due to changes in federal, state, and international tax laws, statutes, rules, regulations, or ordinances; changes in taxing jurisdictions and administrative interpretations and applications; results of tax examinations, settlements, or judicial decisions; changes in accounting principles; or changes to our business operations. Moreover, a number of countries and intergovernmental organizations have recently proposed, recommended, or enacted new laws or changes to existing laws that could impact our tax and reporting obligations or add new compliance costs to our business to administer, assess, collect, and remit those taxes. These changes may happen with little or no advance notice or implementation time, which can increase various short term costs of compliance. The impact and burden of these regulations and proposed regulations on our business and the businesses of our customers is uncertain and may have a negative impact on our business.
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

At any given time we may be subject to tax audits by various taxing authorities, in multiple jurisdictions, throughout the world. While we believe our income and other tax liabilities are reasonably estimated, an adverse result from one or more of these tax audits or investigations could have a significant adverse impact on our financial results. In addition, our future effective tax rates could be affected by changes in tax rates, changes in the valuation of our deferred tax assets or liabilities, the effectiveness of our tax planning strategies, or changes in tax laws or their interpretation. Such changes could have an adverse impact on our operating results and financial condition.
Our ability to use our net operating loss carryforwards and certain other tax attributes is limited.
As of December 31, 2024, we had net operating loss, which we refer to as NOL, carryforwards for U.S. federal income tax purposes and California state income tax purposes of $18.9 million and $91.0 million, respectively, available to offset future taxable income. The federal NOL carryforwards of $18.9 million generated after December 31, 2017 can be carried forward indefinitely with utilization in any year limited to 80% of our taxable income. The California state NOL carryforward amounts will begin to expire in 2032 if not utilized.
Realization of these NOL carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change NOL carryforwards to offset future taxable income. As of December 31, 2024, we have experienced ownership changes that will result in limitations in our ability to use certain NOLs and tax credit carryforwards. In addition, other factors outside our control could further limit our ability to utilize NOLs to offset future U.S. federal and state taxable income, including further changes in the ownership of our stock and regulatory changes. Any such material limitation or expiration of our NOLs may harm our future operating results by effectively increasing our future tax obligations.
We may require additional capital to fund our business and support our growth, and any inability to generate or obtain such capital may adversely affect our business, operating results, and financial condition.
To support our growth and business strategy, such as developing new features or enhancements to our work marketplace, acquiring new technologies, and improving our infrastructure, we have made and expect to continue to make significant financial investments in our business. In addition, we may, from time to time, seek to acquire or strategically invest in other complementary products, technologies, or businesses or repurchase outstanding shares of our common stock or our 0.25% convertible senior notes due 2026, which we refer to as the Notes. For example, during the fiscal year ended December 31, 2024, we paid $100.0 million to repurchase shares of our common stock under our $100.0 million share purchase program authorized by our board of directors in November 2023, which we refer to as the 2023 Share Repurchase Authorization, and as of December 31, 2024, we had $100.0 million available for repurchases of our common stock under our $100.0 million share repurchase program authorized by our board of directors in October 2024, which we refer to as the 2024 Share Repurchase Authorization. We may need to engage in equity or debt financings to obtain the funds required for these investments, acquisitions, and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to those of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve additional restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions and strategic investments. If we are unable to obtain adequate financing on terms satisfactory to us or at all, our ability to continue to support our business growth and business strategy could be significantly impaired and our business, operating results, and financial condition may be adversely affected.
Risks Related to Ownership of Our Common Stock
The stock price of our common stock has been and may continue to be volatile, and you could lose all or part of your investment.
The market price of our common stock has been and may continue to be volatile, particularly as a result of broader stock market fluctuations and in light of the current macroeconomic uncertainty. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are unpredictable or are outside of our control, including those described elsewhere in this “Risk Factors” section as well as the following:
•actual or anticipated fluctuations in our operating results and performance metrics, particularly any failure to meet the estimates of securities analysts or the expectations of investors;

•the financial projections we provide to the public or our lowering of or failure to meet these projections;
•the economy or equity markets as a whole and market conditions in our industry;
•negative publicity related to the trustworthiness, quality, or security of our work marketplace;
•changes in our board of directors, management or key personnel;
•failure of securities analysts to initiate or maintain coverage of us, inaccurate or unfavorable research by analysts, or changes in financial estimates by any securities analysts who follow our company;
•repurchases by us of any of our outstanding shares of common stock or the Notes;
•speculative trading practices by stockholders and other market participants;
•rumors and market speculation involving us or other companies in our industry and/or other industries;
•legal and regulatory claims, litigation, or pre-litigation disputes and other proceedings;
•announcements by us or our competitors of significant new or terminated products or services, technical innovations, or acquisitions, strategic partnerships, joint ventures, or capital commitments;
•sales or expected sales of shares of our common stock by us, our officers, directors, employees or stockholders;
•changes in the legal or regulatory landscape applicable to us or our customers, including worker classification and tax laws; and
•geopolitical changes or events, including those resulting from war and incidents of terrorism.
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
In October 2024, our board of directors authorized $100.0 million for share repurchases under the 2024 Share Repurchase Authorization. As of December 31, 2024, we had $100.0 million available for repurchases under the 2024 Share Repurchase Authorization. The actual timing and amount of any repurchases under the 2024 Share Repurchase Authorization will depend on a variety of factors, including stock price, trading volume, market and business conditions, regulatory requirements, and other considerations, all of which may be impacted by factors outside of our control. The 2024 Share Repurchase Authorization could affect the trading price of our common stock, increase volatility, and diminish our cash and cash equivalents and marketable securities available to fund working capital, repayment of debt, capital expenditures, strategic acquisitions, investments, or business opportunities, and other general corporate purposes. The 2024 Share Repurchase Authorization may be suspended, terminated, or modified at any time for any reason, and we cannot guarantee that the 2024 Share Repurchase Authorization will be fully consummated, or at all, or that it will enhance long-term stockholder value.
Sales of substantial amounts of our common stock in the public markets, particularly sales by our directors, executive officers, and significant stockholders, or the perception that these sales could occur, could cause the market price of our common stock to decline and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur, particularly sales by our directors, executive officers, and significant stockholders. The perception that these sales might occur may also cause the market price of our common stock to decline. All shares of our common stock are freely tradable, generally without restrictions or further registration under the Securities Act of 1933, as amended, which we refer to as the Securities Act, subject to certain exceptions for shares held by our “affiliates” as defined in Rule 144 under the Securities Act. In addition, the shares issued upon exercise of outstanding stock options or settlement of outstanding restricted stock units will be available for immediate resale in the United States on the open market. Moreover, we may also issue shares of common stock, securities convertible into shares of our common stock, or preferred stock with preferences over our common stock from time to time in connection with a financing, an acquisition, investments, or otherwise. Any such issuances could result in substantial dilution to our existing stockholders and cause the market price of our common stock to decline.
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
In August 2021, we issued the Notes. The Notes are senior, unsecured obligations and bear interest at a rate of 0.25% per year. The Notes will mature on August 15, 2026, unless earlier redeemed, repurchased, or converted in accordance with the terms of the Notes. In March 2023, we repurchased a portion of the outstanding Notes, and, as of December 31, 2024, $361.0 million aggregate principal amount of the Notes remained outstanding. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our stockholders and our business, operating results, and financial condition by, among other things:
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
Item 1C. Cybersecurity.
Cybersecurity Risk Management and Strategy
Our cybersecurity and data privacy risk management processes are integrated in our overall risk management program, and we have developed processes for assessing, identifying, and managing material risks from cybersecurity threats. We have adopted physical, technological, and administrative controls on data security and have a defined procedure for incident detection, containment, response, and remediation. Our information security team is primarily responsible for managing our cybersecurity processes and partners with our legal team on data privacy risk management processes. We conduct regular test exercises to ensure all relevant teams are aware of their responsibilities during a cybersecurity event or incident, and we use these exercises to promote a culture of continuous improvement. We also have implemented controls and procedures that provide for the prompt escalation of cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.
Our platform is designed to help ensure the security of our data and systems, protect our customers’ personal information, and meet the rigorous privacy and security requirements of our Enterprise clients. To that end, we have obtained and maintain the following security and privacy certifications: ISO 27001 and 27018, SOC 2 Type 2 certification, SOC 3 certification, PCI-DSS Level 1 certification, U.S. Department of Commerce Data Privacy Framework certifications, and TRUSTe Enterprise Privacy & Data Governance Practices certification from TrustArc.
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
We also have processes to oversee and identify risks from cybersecurity threats associated with our use of third-party service providers. To that end, we maintain a risk-based approach to identify and oversee cybersecurity risks presented by third parties, including vendors and service providers, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems. In addition, we perform diligence on our vendors and prospective vendors regarding their cybersecurity posture. We conduct and maintain a regular enterprise risk management program that is overseen by the audit committee of our board of directors, and efforts to address cybersecurity risks are an important component of our overall approach to enterprise risk management.
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
To date, cybersecurity threats, including any previous cybersecurity incidents, have not materially affected our business strategy, operating results, and/or financial condition. If we were to experience a material cybersecurity incident in the future, such incident may have a material effect, including on our business strategy, operating results, or financial condition. For more information regarding cybersecurity risks that we face and potential impacts on our business related thereto, see our risk factor disclosures in Part I, Item 1A of this Annual Report on Form 10-K titled “If we or our third-party partners experience a security breach, other hacking or phishing attack, ransomware or other malware attack, or other privacy or security incident, our work marketplace may be perceived as not being secure, our reputation may be harmed, demand for our work marketplace may be reduced, our operations may be disrupted, we may incur significant legal costs, fines, or liabilities, and our business could be adversely affected.”
Cybersecurity Governance
While everyone at Upwork plays a part in managing cybersecurity and data privacy risks, oversight responsibility is shared by our board of directors, audit committee, and management.
Our board of directors, as a whole, has responsibility for risk oversight, although the committees of our board of directors oversee and review risk areas that are particularly relevant to their respective functions. Among its focus areas, our audit committee reviews matters relating to cybersecurity and data privacy and regularly reports to our board of directors regarding such matters. One member of our audit committee earned the NACD’s CERT Certificate in Cybersecurity Oversight in 2023. Our audit committee receives quarterly cybersecurity-related updates from our Chief Information Security Officer, who we refer to as our CISO, including in the form of written reports and presentations. Our CISO and audit committee also provide cybersecurity-related updates to the full board of directors three times per year, including regarding recent developments, evolving standards, metrics about cyber threat response preparedness, program maturity milestones, material cybersecurity risks and risk mitigation status, and the current and emerging threat landscape. We also have implemented controls and procedures that provide for the communication of material cybersecurity incidents to our Chief Executive Officer, Chief Financial Officer, and Chief Legal Officer, as well as to our audit committee and/or to our full board of directors on a timely basis.
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
Item 2. Properties.
Our corporate headquarters are located in Palo Alto, California, where we lease approximately 12,685 square feet of office space pursuant to a lease that expires in September 2032.
We believe our current facilities are adequate to meet our needs for the immediate future, and that, should we require additional office space, suitable additional space will be available in the future. See “Note 6—Leases” of the notes to our consolidated financial statements included elsewhere in this Annual Report for additional information on our leased properties.
Item 3. Legal Proceedings.
We are not a party to any material pending legal proceedings. See “Note 9—Commitments and Contingencies” of the notes to our consolidated financial statements included elsewhere in this Annual Report for additional information on our commitments and contingencies.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Common Stock
Our common stock has been traded on The Nasdaq Global Select Market under the symbol “UPWK” since October 3, 2018. Prior to that time, there was no public market for our common stock.
Holders of Record
As of January 31, 2025, there were approximately 1,300 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these record holders.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the development of our business, for repurchases under our 2024 Share Repurchase Authorization, and for general corporate purposes, and we do not anticipate paying any dividends on our capital stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, operating results, capital requirements, general business conditions, and other factors that our board of directors may deem relevant.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Upwork Inc. under the Securities Act or the Exchange Act.
The following graph shows a comparison from December 31, 2019 through December 31, 2024 of the cumulative total returns for our common stock, the NASDAQ Composite Index and the NASDAQ 100 Technology Index, respectively. The graph assumes $100 was invested at the market close on December 31, 2019 in the common stock of Upwork Inc. Such returns are based on historical results and are not intended to suggest future performance. The NASDAQ Composite Index and the NASDAQ 100 Technology Index assume reinvestment of any dividends.

Comparison of Cumulative Total Return of Upwork Inc.
$600
$500
$400
$300
$200
$100
$0
12/31/19
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/30/22
03/31/23
06/30/23
09/29/23
12/29/23
03/28/24
06/28/24
09/30/24
12/31/24
NASDAQ Composite
NASDAQ 100 Technology
Upwork Inc.

Recent Sales of Unregistered Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
In October 2024, our board of directors authorized the repurchase of up to $100.0 million of shares of our outstanding common stock under the 2024 Share Repurchase Authorization. The 2024 Share Repurchase Authorization has no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason. As of December 31, 2024, we had $100.0 million available for repurchases under the 2024 Share Repurchase Authorization.
There was no share repurchase activity during the three months ended December 31, 2024.
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
Overview
Business
Independent talent is an increasingly sought-after, critical, and expanding segment of the global workforce. We operate the world’s largest work marketplace that connects businesses with independent talent from across the globe, as measured by GSV. GSV represents the total amount that clients spend on our offerings as well as additional fees we charge to talent and clients for other services. Talent includes independent professionals and agencies of varying sizes. Clients on our work marketplace range in size from independent professionals and small businesses to Fortune 100 companies. With customers in over 180 countries, our work marketplace enabled $4.0 billion of GSV for the year ended December 31, 2024.
As a global work marketplace that connects talent and clients regardless of their location, our GSV originates from around the world. In 2024, our work marketplace enabled $4.0 billion in GSV, with approximately 25% generated from U.S. talent, making the United States our largest talent geography in each of 2024, 2023, and 2022. India and the Philippines were our next largest talent geographies in all three years. Of the $4.1 billion of GSV enabled on our work marketplace in both 2023 and 2022, approximately 26% was generated from talent in the United States in each year.
Approximately 70% of our GSV in 2024 was generated from U.S. clients, compared to approximately 69% and 68% of GSV in 2023 and 2022, respectively, with clients in no other country representing more than 10% of our GSV in any such year.
We generate revenue from both talent and clients of our Marketplace and Enterprise offerings. Revenue is primarily generated from talent service fees and, to a lesser extent, client marketplace fees. We also generate revenue through ads and monetization products, including purchases of Connects, talent memberships, and other services, such as foreign currency exchange when clients choose to pay in currencies other than the U.S. dollar. Additionally, we earn interest on funds held on behalf of customers.
The Company operates its business as one operating and reportable segment. For additional information, see “Note 15—Segment Information” in the notes to our consolidated financial statements included elsewhere in this Annual Report.
Financial Highlights for 2024
Over the past several quarters, we implemented a number of initiatives that positively impacted Marketplace revenue and Marketplace take rate. These include (i) retiring the tiered service fee structure for talent working with clients on our Marketplace offering in favor of a flat fee, (ii) increasing the number of Connects needed by talent to bid on projects, (iii) deploying ads products on our work marketplace, and (iv) introducing new features, with a focus on generative artificial intelligence.
These initiatives contributed to an increase to Marketplace revenue of $76.0 million, or 13%, for the year ended December 31, 2024, compared to 2023. Marketplace take rate also benefited from these initiatives, increasing to 18.0% for the year ended December 31, 2024, compared to 15.4% in 2023.
During the year ended December 31, 2024, we generated net income of $215.6 million, compared to net income of $46.9 million in 2023. This included a non-cash tax benefit of $140.3 million from the release of a valuation allowance on certain deferred tax assets. Adjusted EBITDA increased to $167.6 million in 2024, from $73.1 million in 2023. This improvement was primarily due to strong operational discipline, proactive cost management, and higher margin revenue growth.
We expect the initiatives implemented over the past several quarters, along with operational efficiencies and cost savings from the Restructuring Plan, will continue to positively impact net income and adjusted EBITDA in 2025.

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
Recent Developments
Restructuring Plan
In October 2024, we announced the Restructuring Plan, intended to continue our profitable trajectory, increase efficiency, and accelerate innovation for our customers. The Restructuring Plan included a reduction of our total workforce by approximately 21% and resulted in $19.2 million of restructuring charges in the fourth quarter of 2024, consisting primarily of employee severance and other one-time termination benefits for the Company’s impacted workforce. For additional information, see “Note 17—Restructuring Charges” of the notes to our consolidated financial statements included elsewhere in this Annual Report.
Acquisition of Objective AI, Inc.
In November 2024, we completed the acquisition of Objective AI, acquiring 100% of Objective AI's outstanding equity for total cash consideration of $19.1 million. This strategic acquisition aims to enhance our platform by integrating advanced AI-native search capabilities and strengthen our AI and search teams with specialized talent. For additional information, see “Note 7—Business Combination” of the notes to our consolidated financial statements included elsewhere in this Annual Report.
Key Financial and Operational Metrics
We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.
Our key metrics were as follows as of or for the periods presented:

	As of or for the Year Ended December 31,
(In thousands, except GSV per active client and percentages)	2024	Change	2023	Change	2022	Change
GSV	$4,008,107	(3)%	$4,142,252	1%	$4,104,891	16%
Marketplace revenue	$662,108	13%	$586,099	13%	$518,282	21%
Marketplace take rate	18.0%	265 bps	15.4%	155 bps	13.8%	58 bps
Net income (loss)	$215,586	*	$46,887	152%	$(89,885)	60%
Adjusted EBITDA (1)	$167,593	129%	$73,134	*	$(4,029)	*
Active clients	832	(2)%	851	5%	814	6%
GSV per active client	$4,815	(1)%	$4,867	(4)%	$5,045	10%
*Not meaningful
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
Marketplace Revenue
Marketplace revenue is the primary driver of our business, and we believe it provides comparability to other online marketplaces. Marketplace revenue represents the majority of our revenue and is derived from our Marketplace offerings, which include all offerings other than our Enterprise offerings—Enterprise Solutions and Managed Services. We generate Marketplace revenue from both talent and clients. Marketplace revenue is primarily generated from talent service fees paid by talent as a percentage of the total amount talent charges clients for services accessed on our Marketplace, and to a lesser extent, client marketplace fees. We also generate revenue through ads and monetization products, including purchases of Connects, talent memberships, and other services, such as foreign currency exchange when clients choose to pay in currencies other than the U.S. dollar. Additionally, we earn interest on funds held on behalf of customers.
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
Marketplace Revenue. Marketplace revenue is primarily generated from talent service fees, and to a lesser extent, client marketplace fees. We maintain a flat talent service fee of 10% for talent working with clients on our Marketplace offerings. Revenue for a majority of our talent service fees is recognized on the Sunday of each week, as this is the day we have the contractual right to bill talent for the service fees. We charge a client marketplace fee of 5% on each transaction—or 3% if paid via ACH for eligible clients.
We also generate revenue through ads and monetization products, including purchases of Connects, talent memberships, and other services, such as foreign currency exchange when clients choose to pay in currencies other than the U.S. dollar. Additionally, we earn interest on funds held on behalf of customers.

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
Income Tax Benefit (Provision)
We account for income taxes in accordance with the asset and liability method, which involves recognizing deferred assets and liabilities for expected future tax effects of differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. We establish a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be recoverable against future taxable income.

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
Results of Operations
The following table sets forth our consolidated results of operations for the years ended December 31, 2024, 2023, and 2022:

(In thousands)	2024	2023	2022
Revenue:
Marketplace	$662,108	$586,099	$518,282
Enterprise	107,217	103,037	100,036
Total revenue	769,325	689,136	618,318
Cost of revenue (1)	174,094	170,450	160,402
Gross profit	595,231	518,686	457,916
Operating expenses
Research and development (1)	209,283	177,363	154,553
Sales and marketing (1)	185,211	220,681	246,882
General and administrative (1)	128,803	118,925	123,952
Provision for transaction losses	6,728	12,977	25,153
Total operating expenses	530,025	529,946	550,540
Income (loss) from operations	65,206	(11,260)	(92,624)
Other income, net	25,221	60,137	3,275
Income (loss) before income taxes	90,427	48,877	(89,349)
Income tax benefit (provision)	125,159	(1,990)	(536)
Net income (loss)	$215,586	$46,887	$(89,885)

(1) Includes stock-based compensation expense as follows:

Cost of revenue	$1,586	$1,900	$1,356
Research and development	29,923	28,006	26,881
Sales and marketing	11,670	14,030	11,511
General and administrative	25,212	30,259	35,753
Total	$68,391	$74,195	$75,501
A discussion regarding our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operation” included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 15, 2024.

Comparison of the Years Ended December 31, 2024 and 2023
Revenue

	Year Ended December 31,		Change
(In thousands, except percentages)	2024	2023	$	%
Marketplace	$662,108	$586,099	76,009	13%
Percentage of total revenue	86%	85%
Enterprise	$107,217	$103,037	4,180	4%
Percentage of total revenue	14%	15%
Total revenue	$769,325	$689,136	$80,189	12%
During the year ended December 31, 2024, macroeconomic conditions adversely impacted GSV, which declined 3%, compared to 2023. The number of active clients decreased 2% as of December 31, 2024 compared to December 31, 2023, driven by slower growth in acquisition of new clients. As a result, GSV per active client decreased 1% as of December 31, 2024 compared to December 31, 2023. We expect no material improvement to macroeconomic conditions in 2025.
For the year ended December 31, 2024, total revenue was $769.3 million, representing an increase of $80.2 million, or 12%, compared to 2023.
Marketplace revenue increased by $76.0 million, or 13%, compared to 2023, largely due to a number of initiatives that we implemented over the past several quarters, including modifying existing offerings and other services and features. Specifically, we retired the tiered service fee structure for talent working with clients on our Marketplace offering—ranging from 5% to 20%—in favor of a flat fee of 10%, increased the number of Connects needed by talent to bid on projects, deployed ads products on our work marketplace, and introduced a contract initiation fee for clients on our Marketplace offering. These factors also drove Marketplace revenue to grow at a faster rate than Marketplace GSV, which caused Marketplace take rate to increase to 18.0% for the year ended December 31, 2024, compared to 15.4% in 2023.
We expect Marketplace revenue to decrease in 2025 compared to 2024 reflecting the impact of broader macroeconomic conditions.
Enterprise revenue represented 14% of total revenue for the year ended December 31, 2024 and increased by $4.2 million, or 4%, compared to 2023, due to increased revenue from our Managed Services offerings, driven by new spend from existing clients.
Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
(In thousands, except percentages)	2024	2023	$	%
Cost of revenue	$174,094	$170,450	$3,644	2%
Total gross margin	77%	75%
For the year ended December 31, 2024, cost of revenue increased by $3.6 million, or 2%, compared to 2023, primarily due to increases in the cost of talent services to deliver Managed Services revenue of $5.0 million and amortization expense related to internal-use software and platform development costs of $4.1 million, offset by a reduction in payment processing fees of $2.6 million. For the year ended December 31, 2024, gross margin increased to 77%, compared to 75% in 2023, primarily driven by the increase in Marketplace revenue.
We expect cost of revenue to decrease in absolute dollars in future periods, reflecting the expected decrease in revenue on our work marketplace. Amounts paid to talent in connection with our Managed Services offering are tied to the volume of managed services used by our clients. The level and timing of these items could fluctuate and affect our cost of revenue in the future. We expect gross margin to remain consistent in 2025 compared to 2024.

Research and Development

	Year Ended December 31,		Change
(In thousands, except percentages)	2024	2023	$	%
Research and development	$209,283	$177,363	$31,920	18%
Percentage of total revenue	27%	26%
For the year ended December 31, 2024, research and development expense increased by $31.9 million, or 18%, compared to 2023. This increase was primarily driven by $8.2 million in costs related to the Restructuring Plan, $8.0 million in personnel-related costs and intangible amortization from our asset acquisition in November 2023, and $11.1 million in other personnel-related costs. Additionally, for the year ended December 31, 2024, costs related to software increased $1.5 million compared to 2023.
While we remain committed to ongoing innovation to further enhance our platform, including building new features with a focus on generative artificial intelligence, we expect total research and development expense to decrease in 2025.
Sales and Marketing

	Year Ended December 31,		Change
(In thousands, except percentages)	2024	2023	$	%
Sales and marketing	$185,211	$220,681	$(35,470)	(16)%
Percentage of total revenue	24%	32%
For the year ended December 31, 2024, sales and marketing expense decreased by $35.5 million, or 16%, compared to 2023. This decrease was primarily driven by cost-saving measures implemented in the second quarter of 2023 and extended throughout 2024, including reduced investments in brand marketing and vendor spend. As a result, marketing and advertising expense decreased by $28.6 million compared to 2023. Additionally, personnel-related costs decreased $12.1 million, compared to 2023. These savings were partially offset by $7.1 million in costs incurred as a result of the Restructuring Plan.
As a result of our reduced investment in brand marketing, the reduction of our workforce, and other cost-saving measures implemented in the past several quarters, we expect sales and marketing expense to decrease in 2025, compared to 2024.
General and Administrative

	Year Ended December 31,		Change
(In thousands, except percentages)	2024	2023	$	%
General and administrative	$128,803	$118,925	$9,878	8%
Percentage of total revenue	17%	17%
For the year ended December 31, 2024, general and administrative expense increased by $9.9 million, or 8%, compared to 2023. This increase was primarily due to increases in personnel-related costs of $5.5 million. Additionally, we incurred a $2.6 million increase in legal and consulting fees associated with corporate initiatives and other matters, and $1.1 million in early lease termination fees recognized during the period.
As a result of cost savings measures implemented in the fourth quarter of 2024, we expect general and administrative expense to decrease in 2025, compared to 2024.
Provision for Transaction Losses

	Year Ended December 31,		Change
(In thousands, except percentages)	2024	2023	$	%
Provision for transaction losses	$6,728	$12,977	$(6,249)	(48)%
Percentage of total revenue	1%	2%
We maintain trust and safety measures to mitigate bad debt losses, instances of fraud, and chargeback losses. For the year ended December 31, 2024, provision for transaction losses decreased by $6.2 million, or 48%, compared to 2023. This reduction was the result of improved internal review processes, which decreased bad debt losses, instances of fraud, and chargeback losses.
Other Income, Net

	Year Ended December 31,		Change
(In thousands, except percentages)	2024	2023	$	%
Other income, net	$25,221	$60,137	$(34,916)	(58)%
For the year ended December 31, 2024, other income, net decreased by $34.9 million, compared to 2023, due to a gain of $38.9 million on the early extinguishment of a portion of the Notes that we recognized during the three months ended March 31, 2023, partially offset by increases in interest income earned on marketable securities.
Income Tax Benefit (Provision)

	Year Ended December 31,		Change
(In thousands, except percentages)	2024	2023	$	%
Income tax benefit (provision)	$125,159	$(1,990)	$127,149	*
*Not meaningful
For the years ended December 31, 2024 and 2023, we recorded a $125.2 million income tax benefit and a $2.0 million income tax expense, respectively. The income tax benefit for the year ended December 31, 2024 compared to income tax expense in 2023, resulted primarily from the release of the $140.3 million valuation allowance associated with U.S. federal and state deferred tax assets. This release was based on an evaluation of all available positive and negative evidence, including our recent history of taxable income and expectations of future taxable earnings. As a result of this assessment, we determined that it is more likely than not that our U.S. federal and state deferred tax assets will be realized, resulting in the release of the valuation allowance.
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

The following table presents a reconciliation of net income (loss), the most directly comparable financial measure prepared in accordance with U.S. GAAP, to adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Net income (loss)	$215,586	$46,887	$(89,885)
Add back (deduct):
Stock-based compensation expense	68,391	74,195	75,501
Depreciation and amortization	14,813	9,449	8,057
Other income, net (1)	(25,221)	(60,137)	(3,275)
Income tax (benefit) provision (2)	(125,159)	1,990	536
Other (3)(4)(5)	19,183	750	5,037
Adjusted EBITDA	$167,593	$73,134	$(4,029)
(1)During the year ended December 31, 2023, we recognized a gain of $38.9 million on early extinguishment of debt, which is included in “Other income, net” in the consolidated statement of operations and comprehensive income (loss). See “Note 10—Debt” of the notes to our consolidated financial statements included elsewhere in this Annual Report for additional information regarding the Notes.
(2)During the year ended December 31, 2024, we recognized a non-cash tax benefit of $140.3 million from the release of a valuation allowance on certain deferred tax assets, partially offset by approximately $15.0 million of tax expense. See “Note 14—Income Taxes” of the notes to our consolidated financial statements included elsewhere in this Annual Report for additional information.
(3)During the year ended December 31, 2024, we incurred $19.2 million in costs related to the execution of the Restructuring Plan. Of this amount, $18.4 million is included in Other, while the remaining amount is allocated between “Stock-based compensation expense” and “Other income, net”. See “Note 17—Restructuring Charges” of the notes to our consolidated financial statements included elsewhere in this Annual Report for additional information.
(4)During each of the years ended December 31, 2024, 2023, and 2022, we incurred $0.8 million of expense related to the warrant to purchase 500,000 shares of our common stock at an exercise price of $0.01 per share issued to the Tides Foundation in 2018.
(5)During the year ended December 31, 2022, in response to Russia’s invasion of Ukraine, we incurred certain incremental expenses associated with our humanitarian response efforts. These expenses are not representative of our ongoing operations, and, as a result, we excluded these costs from adjusted EBITDA for the year ended December 31, 2022. These expenses consisted of (i) $1.4 million of special one-time bonuses to our team members in the region impacted by Russia’s invasion of Ukraine, (ii) $1.5 million of expenses incurred in connection with the relocation of our team members in the impacted region, (iii) $1.1 million of donations made to humanitarian aid organizations to support initiatives related to humanitarian response efforts in the impacted region, primarily to Direct Relief International, a humanitarian aid organization, and (iv) $0.4 million of payments of one-time service award bonuses (and associated taxes) to certain of our team members paid in recognition of contributions made by such team members to our humanitarian response efforts in the impacted region.
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
Because of these and other limitations, you should consider adjusted EBITDA along with net income (loss) and our other financial performance measures prepared in accordance with U.S. GAAP.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents and marketable securities. Our cash equivalents and marketable securities primarily consist of money market funds, commercial paper, treasury bills, corporate bonds, U.S. and foreign government securities, asset-backed securities, and other types of fixed income securities. The primary objective of our investment activities from our operating investments is to preserve principal while maximizing income without significantly increasing risk. Since our inception, our business has consisted of the operation of an online work marketplace that connects businesses with independent talent from across the globe, and we do not make investments for trading or speculative purposes. As of December 31, 2024 and 2023, we had $305.8 million and $79.6 million in cash and cash equivalents, respectively. As of December 31, 2024 and 2023, we had $316.3 million and $470.5 million in marketable securities, respectively.
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
To the extent existing cash and cash equivalents, cash from marketable securities, and cash from operations (in periods in which we generate cash flow from operations) are insufficient to fund our working capital and capital expenditure requirements, or should we require additional cash for other purposes, we will need to raise additional funds. In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements, as we did with the offering of the Notes. If we raise additional funds by issuing equity or equity-linked securities, the ownership and economic interests of our existing stockholders will be diluted. If we raise additional financing by incurring additional indebtedness, we will be subject to additional debt service requirements and could also be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could also be unfavorable to our equity investors. There can be no assurances that we will be able to raise additional capital on terms we deem acceptable, or at all. The inability to raise additional capital as and when required would have an adverse effect, which could be material, on our results of operations, financial condition, and ability to achieve our business objectives.
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
In July 2024, we commenced a non-cancellable agreement for cloud infrastructure and other services that contains future purchase commitments of $40.0 million over two years, with $20.0 million in each year. As of December 31, 2024, we had remaining purchase commitments under this agreement of $30.0 million.
As of December 31, 2024, our future lease commitments were $15.9 million (excluding adjustments for discount to present value), including $1.9 million for 2025.
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
Share Repurchase Program
In November 2023, our board of directors authorized the repurchase of up to $100.0 million of shares of our outstanding common stock under the 2023 Share Repurchase Authorization. During the year ended December 31, 2024, we repurchased and subsequently retired 8.1 million shares of common stock under the 2023 Share Repurchase Authorization for an aggregate amount of $100.0 million at an average price of $12.38 per share, including fees associated with the repurchases and excluding excise tax. As of December 31, 2024, we had no remaining balance available for repurchases under the 2023 Share Repurchase Authorization.
In October 2024, our board of directors authorized the repurchase of up to $100.0 million of shares of our outstanding common stock under the 2024 Share Repurchase Authorization. During the year ended December 31, 2024, we did not repurchase any shares under the 2024 Share Repurchase Authorization. As of December 31, 2024, we had $100.0 million available for repurchases under the 2024 Share Repurchase Authorization. As was the case with the 2023 Share Repurchase Authorization, repurchases of our common stock under the 2024 Share Repurchase Authorization may be made from time to time on the open market (including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act), in privately negotiated transactions, or by other methods, at our discretion, and in accordance with applicable securities laws and other restrictions. The 2024 Share Repurchase Authorization has no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason. The 2024 Share Repurchase Authorization does not obligate us to repurchase any dollar amount or number of shares, and the timing and amount of any repurchases will depend on market and business conditions.
Escrow Funding Requirements
As a licensed internet escrow agent, we offer escrow services to customers of our work marketplace and, as such, we are required to hold our customers’ escrowed cash and in-transit cash in trust as an asset and record a corresponding liability for escrow funds held on behalf of talent and clients on our balance sheet. We expect the balances of our funds held in escrow, including funds held in transit, and the related liability to fluctuate based on marketplace activity and may vary from period to period. Escrow regulations require us to cover the trust with our operating cash in the event of shortages due to the timing of cash receipts from clients for completed hourly billings. Talent submit their billings for hourly contracts to their clients on a weekly basis every Sunday, and the aggregate amount of such billings is added to escrow funds payable to talent on the same day. As of each Sunday of each week, we have not yet collected funds for hourly billings from clients as these funds are in transit. Therefore, in order to satisfy escrow funding requirements, every Sunday we match the shortage of cash in trust by restricting our own operating cash and typically collect this cash shortage from clients within the next several days. As of December 31, 2024 and 2023, funds held in escrow, including funds in transit, were $195.7 million and $212.4 million, respectively. We deposit a portion of funds held in escrow in interest-bearing checking accounts.

Convertible Senior Notes Due 2026 and Capped Calls
As of December 31, 2024, $361.0 million aggregate principal amount of the Notes remained outstanding.
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
In connection with the issuance of the Notes, we entered into capped call transactions, which we refer to as the Capped Calls. The Capped Calls are expected generally to reduce the potential dilution to our common stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price.
The initial cap price of the Capped Calls is $92.74 per share of common stock, subject to certain customary adjustments under the terms of the Capped Calls. See “Note 10—Debt” of the notes to our consolidated financial statements included elsewhere in this Annual Report for additional information regarding the Notes and the Capped Calls.
Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2024, 2023, and 2022:

(In thousands)	2024	2023	2022
Net cash provided by operating activities (1)	$153,563	$52,708	$11,497
Net cash provided by (used in) investing activities	137,568	88,270	(69,468)
Net cash provided by (used in) financing activities (1)	(81,956)	(139,791)	1,143
Net change in cash, cash equivalents, and restricted cash (2)	$209,175	$1,187	$(56,828)
(1) The Company elected to change the presentation of certain cash flows on its Consolidated Statement of Cash Flow, reclassifying the change in Trade and Client Receivables, related to amounts received on behalf of talent to fund their escrow account, from operating activities to financing activities. Prior period comparative amounts have been recast to conform to the current period presentation. For additional information, refer to “Note 2—Basis of Presentation and Summary of Significant Accounting Policies” of the notes to our consolidated financial statements included elsewhere in this Annual Report.

(2) Includes decreases in funds held in escrow, including funds in transit of $10.0 million and $25.4 million, during the years ended December 31, 2024 and 2023, respectively, and an increase in funds held in escrow, including funds in transit of $4.3 million during the year ended December 31, 2022.

Operating Activities
Our largest source of cash from operating activities is revenue generated from our work marketplace. Our primary uses of cash from operating activities are for personnel-related expenditures, payment processing fees, amounts paid to talent to deliver services for clients under our Managed Services offering, and third-party hosting costs.
Net cash provided by operating activities during 2024 was $153.6 million, which resulted from net income of $215.6 million and non-cash charges of $47.0 million, offset by net cash outflows of $15.0 million from changes in operating assets and liabilities.
Net cash provided by operating activities during 2023 was $52.7 million, which resulted from net income of $46.9 million and non-cash charges of $45.1 million, offset by net cash outflows of $39.2 million from changes in operating assets and liabilities.
Net cash provided by operating activities during 2022 was $11.5 million, which resulted from non-cash charges of $112.2 million, offset by a net loss of $89.9 million and net cash outflows of $10.8 million from changes in operating assets and liabilities. The change in operating assets and liabilities primarily resulted from the increase in trade and client receivables.
Investing Activities
Net cash provided by investing activities during 2024 was $137.6 million, which was primarily a result of proceeds from maturities of marketable securities of $486.9 million and $41.8 million in proceeds from the sale of marketable securities, partially offset by investing $362.3 million in various marketable securities, $14.3 million cash paid, net of cash acquired, for the acquisition of Objective AI, $10.9 million of internal-use software and platform development costs that we paid during the period, and $3.5 million paid for purchases of property and equipment.
Net cash provided by investing activities during 2023 was $88.3 million, which was primarily a result of proceeds from maturities of marketable securities of $648.8 million and proceeds from the sale of marketable securities of $165.0 million, including $143.7 million to enable the repurchase of a portion of the Notes, partially offset by investing $709.2 million in various marketable securities, as well as $12.7 million of internal-use software and platform development costs that we paid during the period, and $3.0 million for the purchase of an intangible asset.
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
Financing Activities
Net cash used in financing activities during 2024 was $82.0 million, which was driven by $100.0 million cash paid for repurchases under the 2023 Share Repurchase Authorization, partially offset by an increase in escrow funds payable of $10.0 million, proceeds received from our employee stock purchase plan of $4.8 million, and cash received from stock option exercises of $3.3 million.
Net cash used in financing activities during 2023 was $139.8 million, which was driven by $171.3 million that we paid to consummate the repurchase of a portion of the Notes, including related fees to effect the repurchases, partially offset by an increase in escrow funds payable of $25.4 million, proceeds received from our employee stock purchase plan of $4.1 million, and cash received from stock option exercises of $2.0 million.

Net cash provided by financing activities during 2022 was $1.1 million, which was primarily a result of proceeds received from our employee stock purchase plan of $3.8 million, cash received from stock option exercises of $1.6 million, partially offset by a decrease in escrow funds payable of $4.3 million.
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
Determining the method and amount of revenue to recognize requires management to make judgments and estimates. Judgments include determining whether to present revenue gross, as a principal, or net, as an agent, which is based on an evaluation of whether we control the service prior to it being transferred to the client.
We recognize deferred revenue as the related performance obligations are satisfied, on a ratable basis over the relevant service period. Management applies judgement in assessing the continued appropriateness for the estimates, which include assessing the continued appropriateness of the methodology and relevant data inputs to estimate the likelihood and the period of time over which to defer and recognize the consideration allocated to the material rights. We utilize historical customer transaction data in developing these estimates. We recognize revenue related to the material rights based on our estimate of when the material rights are exercised, and adjust revenue for changes in estimates in the period of change on a cumulative catch-up basis.

Stock-Based Compensation
We measure and recognize compensation expense for all stock-based awards granted to employees and non-employee service providers, including stock options, restricted stock units, which we refer to as RSUs, performance stock units, which we refer to as PSUs, and purchase rights granted under our 2018 Employee Stock Purchase Plan, which we refer to as the 2018 ESPP, based on the estimated fair value of the award on the grant date. We calculate the estimated fair value of stock options and purchase rights granted under the 2018 ESPP on the date of grant using the Black-Scholes option pricing model, which is impacted by the fair value of our common stock, as well as changes in assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected dividend yield, the expected term of the awards, the risk-free interest rates, and the expected common stock price volatility over the term of the option awards.
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
Stock-based compensation expense associated with service and market-based stock options is recognized over the longer of the expected achievement period for the service condition and market condition.
Stock-based compensation expense associated with PSUs is recognized over the longer of the expected achievement period for the performance condition or the service condition, if applicable.
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
A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The assessment of the need for a valuation allowance involves significant judgment and requires consideration of various factors, including historical levels of pre-tax income or loss adjusted for permanent book-tax differences on a jurisdictional basis, the timing and magnitude of future reversals of existing temporary differences, and projections of future taxable income. A valuation allowance is reduced or removed when, based on a comprehensive evaluation of all available evidence, it becomes more likely than not that the deferred tax assets will be realized. Key factors in determining the removal of a valuation allowance include sustained profitability, changes in business operations that increase taxable income, or significant new sources of taxable income, such as new contracts or operational expansions.
We regularly review our tax positions and benefits to be realized. We recognize tax liabilities based upon our estimate of whether, and the extent to which additional taxes will be due when such estimates are more likely than not to be sustained. An uncertain income tax position will be recognized only if it is more likely than not to be sustained. We recognize interest and penalties related to income tax matters as income tax expense.
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
Interest Rate Risk
Borrowings under the Notes have a fixed interest rate. As of December 31, 2024 and 2023, we had $361.0 million aggregate principal amount of borrowings outstanding under the Notes, respectively.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Upwork Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Upwork Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition – Talent Service Fee and Client Marketplace Fee
As described in Note 2 to the consolidated financial statements, the Company earns fees from talent and clients under its marketplace offerings, which represent a single promise to provide continuous access to the Company’s work marketplace and site services. The Company’s single promise is comprised of a series of distinct service periods. The Company allocates consideration to each distinct service period in which it has the contractual right to bill. The Company’s marketplace offerings may include fixed and variable consideration. For the year ended December 31, 2024, the Company’s consolidated revenue was $769.3 million, of which a majority relates to talent service fee and client marketplace fee revenue.
The principal consideration for our determination that performing procedures relating to revenue recognition for talent service fee and client marketplace fee revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process for talent service fee and client marketplace fee revenue. These procedures also included, among others, testing revenue recognized for a sample of talent service fee and client marketplace fee revenue transactions by obtaining and inspecting source documents, such as contracts, terms of service, invoices, payment receipts, and client acceptance of the milestones.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 13, 2025
We have served as the Company’s auditor since 2016.

UPWORK INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2024 and 2023

(In thousands, except share and per share data)	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$305,757	$79,641
Marketable securities	316,344	470,457
Funds held in escrow, including funds in transit	195,736	212,387
Trade and client receivables – net of allowance of $4,646 and $5,141 as of December 31, 2024 and 2023, respectively	75,490	103,061
Prepaid expenses and other current assets	17,727	17,825
Total current assets	911,054	883,371
Property and equipment, net	30,056	27,140
Goodwill	121,064	118,219
Intangible assets, net	12,989	3,048
Operating lease asset	5,752	4,333
Deferred tax asset	128,779	—
Other assets, noncurrent	1,919	1,430
Total assets	$1,211,613	$1,037,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,128	$5,063
Escrow funds payable	195,736	212,387
Accrued expenses and other current liabilities	59,300	58,192
Deferred revenue	7,269	17,361
Total current liabilities	268,433	293,003
Debt, noncurrent	357,928	356,087
Operating lease liability, noncurrent	9,567	6,088
Other liabilities, noncurrent	308	1,288
Total liabilities	636,236	656,466
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value; 490,000,000 shares authorized as of December 31, 2024 and 2023; 135,348,453 and 137,272,754 shares issued and outstanding as of December 31, 2024 and 2023, respectively	14	14
Additional paid-in capital	653,575	674,918
Accumulated and other comprehensive income	264	205
Accumulated deficit	(78,476)	(294,062)
Total stockholders’ equity	575,377	381,075
Total liabilities and stockholders’ equity	$1,211,613	$1,037,541
The accompanying notes are an integral part of these consolidated financial statements.

UPWORK INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2024, 2023, and 2022

(In thousands, except per share data)	2024	2023	2022
Revenue	$769,325	$689,136	$618,318
Cost of revenue	174,094	170,450	160,402
Gross profit	595,231	518,686	457,916
Operating expenses
Research and development	209,283	177,363	154,553
Sales and marketing	185,211	220,681	246,882
General and administrative	128,803	118,925	123,952
Provision for transaction losses	6,728	12,977	25,153
Total operating expenses	530,025	529,946	550,540
Income (loss) from operations	65,206	(11,260)	(92,624)
Other income, net	25,221	60,137	3,275
Income (loss) before income taxes	90,427	48,877	(89,349)
Income tax benefit (provision)	125,159	(1,990)	(536)
Net income (loss)	$215,586	$46,887	$(89,885)

Net income (loss) per share:
Basic	$1.61	$0.35	$(0.69)
Diluted	$1.52	$0.06	$(0.69)

Weighted-average shares used to compute net income (loss) per share, basic and diluted
Basic	133,621	134,774	130,518
Diluted	143,152	137,263	130,518

Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) on marketable securities, net	$59	$3,290	$(2,557)
Total comprehensive income (loss)	$215,645	$50,177	$(92,442)
The accompanying notes are an integral part of these consolidated financial statements.

UPWORK INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2024, 2023, and 2022

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
(In thousands, except share amounts)	Shares	Amount
Balances as of December 31, 2021	129,130,478	$13	$511,096	$(528)	$(251,064)	$259,517
Issuance of common stock upon exercise of stock options	412,171	—	1,642	—	—	1,642
Stock-based compensation expense	—	—	75,618	—	—	75,618
Issuance of common stock for settlement of RSUs	2,553,300	—	—	—	—	—
Tides Foundation common stock warrant expense	—	—	750	—	—	750
Issuance of common stock in connection with employee stock purchase plan	272,316	—	3,794	—	—	3,794
Unrealized loss on marketable securities	—	—	—	(2,557)	—	(2,557)
Net loss	—	—	—	—	(89,885)	(89,885)
Balances as of December 31, 2022	132,368,265	$13	$592,900	$(3,085)	$(340,949)	$248,879
Issuance of common stock upon exercise of stock options and common stock warrants	640,687	—	2,012	—	—	2,012
Stock-based compensation expense	—	—	75,175	—	—	75,175
Issuance of common stock for settlement of RSUs	3,665,021	1	—	—	—	1
Tides Foundation common stock warrant expense	—	—	750	—	—	750
Issuance of common stock in connection with employee stock purchase plan	598,781	—	4,081	—	—	4,081
Unrealized gain on marketable securities	—	—	—	3,290	—	3,290
Net income	—	—	—	—	46,887	46,887
Balances as of December 31, 2023	137,272,754	$14	$674,918	$205	$(294,062)	$381,075
Issuance of common stock upon exercise of stock options and common stock warrants	934,966	—	3,293	—	—	3,293
Stock-based compensation expense	—	—	70,095	—	—	70,095
Issuance of common stock for settlement of RSUs	4,559,933	1	—	—	—	1
Tides Foundation common stock warrant expense	—	—	750	—	—	750
Issuance of common stock in connection with employee stock purchase plan	657,526	—	4,795	—	—	4,795
Repurchase of common stock, including excise tax	(8,076,726)	(1)	(100,276)	—	—	(100,277)
Unrealized gain on marketable securities	—	—	—	59	—	59
Net income	—	—	—	—	215,586	215,586
Balances as of December 31, 2024	135,348,453	$14	$653,575	$264	$(78,476)	$575,377
The accompanying notes are an integral part of these consolidated financial statements.

UPWORK INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2024, 2023, and 2022

(In thousands)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$215,586	$46,887	$(89,885)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for transaction losses	5,505	8,673	23,306
Depreciation and amortization	14,813	9,449	8,057
Amortization of debt issuance costs	1,842	2,098	2,961
Accretion of discount on purchases of marketable securities, net	(11,911)	(14,430)	(1,486)
Amortization of operating lease asset	2,837	3,269	3,079
Tides Foundation common stock warrant expense	750	750	750
Stock-based compensation expense	68,391	74,195	75,501
Deferred taxes	(129,258)	—	—
Gain on early extinguishment of convertible senior notes	—	(38,945)	—
Changes in operating assets and liabilities:
Trade and client receivables (1)	(4,802)	(22,176)	(15,292)
Prepaid expenses and other assets	(656)	146	(630)
Operating lease liability	(4,351)	(5,903)	(5,389)
Accounts payable	969	(2,513)	2,579
Accrued expenses and other liabilities	4,730	5,746	3,689
Deferred revenue	(10,882)	(14,538)	4,257
Net cash provided by operating activities	153,563	52,708	11,497
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(362,322)	(709,214)	(581,887)
Proceeds from maturities of marketable securities	486,892	648,800	521,152
Proceeds from sale of marketable securities	41,775	165,035	—
Purchase of an intangible asset	—	(3,000)	—
Acquisition of business, net of cash acquired	(14,333)	—	—
Purchases of property and equipment	(3,528)	(692)	(1,248)
Internal-use software and platform development costs	(10,916)	(12,659)	(7,485)
Net cash provided by (used in) investing activities	137,568	88,270	(69,468)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in escrow funds payable, net (1)	9,956	25,443	(4,294)
Proceeds from exercises of stock options and common stock warrant	3,293	2,012	1,643
Proceeds from employee stock purchase plan	4,795	4,081	3,794
Net cash paid for early extinguishment of convertible senior notes	—	(171,327)	—
Repurchase of common stock	(100,000)	—	—
Net cash provided by (used in) financing activities	(81,956)	(139,791)	1,143
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	209,175	1,187	(56,827)
Cash, cash equivalents, and restricted cash—beginning of period	296,418	295,231	352,058
Cash, cash equivalents, and restricted cash—end of period	$505,593	$296,418	$295,231
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$4,590	$1,982	$—
Cash paid for interest	$920	$1,321	$1,541
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Right-of-use asset recognized	$4,436	$—	$—
Property and equipment purchased but not yet paid	$26	$27	$—
Internal-use software and platform development costs incurred but not yet paid	$400	$215	$73
(1) Refer to “Note 2—Basis of Presentation and Summary of Significant Accounting Policies” for discussion of the change in the current period presentation.
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
Note 2—Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, which is referred to as U.S. GAAP, and include the accounts of Upwork Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Prior period presentation has been revised to conform to the current period presentation as of December 31, 2024.
Changes in Presentation
During the fourth quarter of 2024, the Company elected to change the presentation of certain cash flows on its Consolidated Statement of Cash Flows. The change in Trade and Client Receivables relating to amounts received on behalf of talent to fund their escrow accounts was reclassified from operating activities to financing activities, reflected within the caption Change in escrow fund payable, net. Prior period comparative amounts have been recast to conform to the current period presentation. This change had the impact of increasing cash flow provided by operating activities by $25.5 million and $4.9 million, for the years ended December 31, 2023 and 2022, respectively, and a corresponding offset in cash provided by (used in) financing activities. This reclassification did not affect the previously reported total cash balances on the Consolidated Statement of Cash Flows. Additionally, these reclassifications had no impact on the Consolidated Statements of Operation and Comprehensive Income, Consolidated Balance Sheets, or Consolidated Statements of Shareholders’ Equity.
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
Cash and Cash Equivalents
The Company classifies cash and cash equivalents to include cash held in checking and interest-bearing accounts and investments in money market funds, U.S. government securities, and debt securities with maturities of 90 days or less from the date of purchase.

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

Restricted Cash
As of December 31, 2024 and 2023, the Company maintained restricted cash of $4.1 million and $4.4 million, respectively, related to cash reserve requirements under the escrow laws and regulations of the California Department of Financial Protection and Innovation and collateral for letters of credit issued in conjunction with operating leases. Short-term restricted cash included in prepaid expenses and other current assets was $3.6 million as of December 31, 2024 and 2023, and long-term restricted cash included in other assets, noncurrent was $0.6 million and $0.8 million as of December 31, 2024 and 2023, respectively.
Funds Held in Escrow, Including Funds in Transit
The Company maintains its customers’ funds held in escrow in demand or interest-bearing checking accounts at U.S. financial institutions, as well as two California licensed money transmitters. The balance in these accounts was in excess of federally insured limits as of December 31, 2024 and 2023. Customers’ funds held in escrow are denominated exclusively in U.S. dollars.
The Company is an internet escrow agent and is therefore required to hold its customers’ escrowed funds and escrow funds in-transit in trust as an asset and record a corresponding liability for escrow funds payable on its consolidated balance sheets. For this reason, funds held in escrow, including funds in transit, are restricted cash. Escrow funds in-transit arise due to the time it takes to clear transactions through external payment networks. When clients fund their escrow account using credit cards, there is a clearing period before the cash is received and settled. Accordingly, the funds are treated as escrow funds in transit until the transaction is settled to the escrow trust bank account or, in the case of international credit card settlements, to the Company’s bank accounts. Escrow regulations require the Company to fund the trust with its own operating cash if there is ever a shortage due to the timing of cash receipts from clients for completed hourly billings. As of December 31, 2024 and 2023, the Company recorded $195.7 million and $212.4 million, respectively, as funds held in escrow, including funds in transit.
The below table reconciles cash, cash equivalents, and restricted cash as reported in the consolidated balance sheets to the total of the same amounts shown in the consolidated statements of cash flows for the years ended December 31, 2024, 2023, and 2022:

(In thousands)	2024	2023	2022
Cash and cash equivalents	$305,757	$79,641	$129,384
Restricted cash	4,100	4,390	4,390
Funds held in escrow, including funds in transit	195,736	212,387	161,457
Total cash, cash equivalents, and restricted cash as shown in the consolidated statement of cash flows	$505,593	$296,418	$295,231
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
The Company periodically assesses its portfolio of debt investments for impairment. For debt securities in an unrealized loss position, this assessment first takes into account the Company’s intent to sell, or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of these criteria are met, the debt security’s amortized cost basis is written down to fair value through other income, net. For debt securities in an unrealized loss position that do not meet the aforementioned criteria, the Company assesses whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. In making this assessment, the Company considers factors such as the extent to which fair value is less than the amortized cost basis, the financial condition of the issuer, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss may exist, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recorded through other income, net, limited by the amount that the fair value is less than the amortized cost basis. Any additional impairment not recorded through an allowance for credit losses is recognized in other comprehensive

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

income (loss). Changes in the allowance for credit losses are reflected as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell are met. These changes are recorded in other income, net. The Company determines realized gains or losses from the sale of marketable securities on a specific identification method and records such gains or losses in other income, net within the Company’s consolidated statements of operations and comprehensive income (loss).
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
The Company had two clients that accounted for more than 10% of trade and client receivables as of December 31, 2024. The Company did not have any clients that accounted for more than 10% of trade and client receivables as of December 31, 2023. For the years ended December 31, 2024, 2023 and 2022, the Company did not have any clients that accounted for more than 10% of total revenue.
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
Trade and Client Receivables and Related Allowance for Expected Credit Losses
Trade and client receivables are primarily comprised of amounts receivable from clients for completed work, including amounts in transit. It also includes unbilled amounts due from clients primarily through the Company’s Managed Services offering. Trade and client receivables are recorded and stated at realizable value, net of an allowance for expected credit losses. Credit is extended generally without collateral to the Company’s clients of its Enterprise offerings based on an initial and ongoing evaluation of their financial condition and other factors. In aggregate, gross trade receivables were $28.5 million and $30.0 million and gross client receivables were $51.6 million and $78.2 million as of December 31, 2024 and 2023, respectively.
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

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

The following table presents the changes in the allowance for expected credit losses as of December 31, 2024, 2023, and 2022:

(In thousands)	2024	2023	2022
Allowance for expected credit losses, beginning balance	$5,141	$12,464	$3,410
Provision for expected credit losses	5,767	9,490	22,167
Amounts written off	(6,262)	(16,813)	(13,113)
Allowance for expected credit losses, ending balance	$4,646	$5,141	$12,464
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
The foreign currency forward contracts were recorded at fair value and, when in gain positions, were reported within prepaid expenses and other current assets. When in loss positions, the foreign currency forward contracts were recorded within accrued expenses and other current liabilities in the consolidated balance sheets. Gains or losses from changes in the fair value of these foreign currency forward contracts not designated as hedging instruments were recorded in other income, net to offset the changes in the fair value of the underlying assets or liabilities that were being hedged.
The notional amounts associated with the Company’s foreign exchange activity as of December 31, 2024 and 2023 were $0.2 million and $7.0 million, respectively, none of which were designated as cash flow hedges. The carrying values of the foreign currency forward contracts approximated their fair values due to their relatively short settlement durations. The fair values of the Company’s outstanding foreign currency forward contracts not designated as hedging instruments as of December 31, 2024 and 2023 was not material.
Gains on foreign currency forward contracts not designated as hedging instruments were $0.1 million and $0.5 million for the years ended December 31, 2024 and 2023, respectively. Losses on foreign currency forward contracts not designated as hedging instruments were $0.2 million for the year ended December 31, 2022.
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

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

Segment Information
The Company has one operating and reportable segment. The Company’s Chief Operating Decision Maker, which is referred to as the CODM, is its President and Chief Executive Officer, who reviews financial information presented on a consolidated basis for the purpose of allocating resources and evaluating financial performance.
Business Combination and Goodwill
The results of businesses acquired in a business combination are included in the Company’s consolidated financial statements from the date of the acquisition. Under the acquisition method of accounting, the assets acquired and liabilities assumed are recorded at their estimated fair values on the acquisition date. Any excess purchase consideration over the fair value of net assets acquired is recognized as goodwill.
The Company determines the fair value of assets acquired and liabilities assumed by exercising judgment and using various estimates, including the selection of valuation methodologies, cash flow projections, discount rates, and comparable company analyses. To support this process, the Company may engage a third-party valuation firm, as needed, to assist in determining the fair values of acquired assets, assumed liabilities, and any contingent consideration in a business combination.
Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).
Goodwill is not amortized, but rather is assessed for impairment at least annually, or more frequently if events and changes in circumstances indicate that its carrying amount may not be recoverable. The Company performs its annual impairment assessment during the fourth quarter of each fiscal year based on a single reporting unit structure by comparing the carrying value of the reporting unit to its fair value. An impairment would occur if the carrying amount of a reporting unit exceeded the fair value of that reporting unit. For 2024, the Company conducted its goodwill impairment testing by performing step one of the quantitative assessment, of the two-step impairment model. The Company determined the fair value by using quoted market prices of the Company’s common stock. The Company determined that the fair value of its reporting unit exceeded the carrying value, and, as such, the Company concluded that there was no impairment of goodwill at the impairment testing date. There has been no impairment of goodwill for any of the periods presented.
Acquired Intangible and Other Long-Lived Assets
The Company’s intangible assets include identifiable, finite-lived intangible assets such as customer relationships and developed technology, acquired as part of a business combination in November 2024, as well as an assembled workforce, acquired as part of an asset acquisition in November 2023. These intangible assets are carried at cost, less accumulated amortization. The Company amortizes the intangible assets over their estimated useful lives, either based on the pattern in which the economic benefits are consumed, or using the straight-line method when the pattern cannot be reliably determined. The estimated useful lives of the intangible assets range from six months to three years. Intangible amortization expense related to developed technology and an assembled workforce is included in research and development expense on the Company’s consolidated statement of operations and comprehensive income (loss). Intangible amortization expense related to customer relationships is included in sales and marketing expense on the Company’s consolidated statement of operations and comprehensive income (loss).
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
The Company evaluates the recoverability of its long-lived assets, including identifiable intangible assets, for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If it is determined that the asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds the aggregate future undiscounted cash flows. When an impairment loss is recognized, the carrying amount of such assets is reduced to fair value. There has been no asset impairments for any of the periods presented.

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

Convertible Senior Notes
The Company accounts for the 0.25% convertible senior notes due 2026, which are referred to as the Notes, as a single liability measured at amortized cost. The carrying value of the liability equals the proceeds received from the issuance of the Notes less debt issuance costs. In March 2023, the Company entered into separate, privately negotiated repurchase agreements with a limited number of institutional holders of the Notes to repurchase for cash an aggregate of $214.0 million principal amount of the Notes for an aggregate cash payment of $170.8 million, which are collectively referred to as the Note Repurchases. See “Note 10—Debt” for additional information.

Revenue Recognition
The Company generates revenue from talent and clients from its Marketplace and Enterprise offerings. The Company accounts for revenue in accordance with FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which the Company adopted on December 31, 2019 effective as of January 1, 2019 using the modified retrospective method. Revenue is recognized upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services.
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
Marketplace Offerings
The Company’s Marketplace revenue represents the majority of its revenue and is derived from its Marketplace offerings, which include all offerings other than the Enterprise offerings—Enterprise Solutions and Managed Services. The Company generates Marketplace revenue from both talent and clients. Marketplace revenue is primarily generated from talent service fees, and to a lesser extent, client marketplace fees.
The Company also generates Marketplace revenue through ads and monetization products, including purchases of Connects, which are virtual tokens required for talent to bid on projects and purchase ads products on the Company’s work marketplace, membership fees, and other services, such as foreign currency exchange when clients choose to pay in currencies other than the U.S. dollar, Additionally the Company earns interest on funds held on behalf of customers.

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

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

Company presents revenue on a net basis, as an agent. The Company recognizes the service fees for each distinct service period when it has the contractual right to bill for the services.
Withdrawal fees. The Company charges withdrawal fees to talent when talent withdraw their escrow funds held by the Company. A withdrawal fee is charged for each withdrawal transaction, which represents variable consideration. The Company presents revenue from withdrawal fees on a gross basis as a principal and not net of the third-party payment processing costs incurred because the Company controls the payment processing services prior to providing to the Company’s talent. The Company recognizes the withdrawal fees when transactions are processed, which is when it has the contractual right to bill for the services.
Membership fees. The Company charges membership fees to talent. These fees are fixed consideration and are charged monthly. The Company recognizes the revenue over the period of the membership, which is generally monthly, consistent with the common measure of progress for the entire performance obligation.
The Company charges fees to talent for the purchase of Connects. Connects represent a separate performance obligation. Connects fees represent fixed consideration and are allocated to and recognized in the distinct service period in which the Connects are used by talent.
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
Contract initiation fees. The Company charges a contract initiation fee on new contracts between talent and clients, which is considered fixed consideration. The contract initiation fee is assessed on both fixed price and hourly contracts. The Company allocates the contract initiation fee to each distinct service period based on the contractual right to bill. For fixed price contracts, the Company recognizes revenue when a client initially funds a contract, and for hourly contracts, the Company recognizes revenue at the first weekly billing period, which is when the Company has the contractual right to bill for the services. For contract initiation fees, the Company presents revenue on a gross basis as a principal and not net of the third-party payment processing costs incurred because the Company controls the services prior to providing to the Company’s clients.

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

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
The Company earns interest on a portion of customer funds while they are held in escrow. The interest is considered variable consideration and is recognized when it is specified and earned from the financial institution.
Enterprise Offerings
The Company earns fees from talent under its Enterprise Solutions offering, which represents a single promise to provide continuous access (i.e., stand-ready performance obligation) to the Company’s work marketplace and site services. As each day of providing access to the work marketplace and site services is substantially the same and talent simultaneously receive and consume the benefits as access is provided, the Company’s single promise under its Enterprise Solutions offering is comprised of a series of distinct service periods. The Company allocates variable consideration to each distinct service period in which it has the contractual right to bill. These arrangements include variable consideration as follows:
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
Deferred Revenue
Deferred revenue consists of subscription, membership, and Connects fees collected in advance of performing the service or the talent using the Connect. Deferred revenue also consists of amounts attributable to unexercised material rights related to arrangements with talent that were subject to tiered service fees. In May 2023, the Company retired its tiered service fee structure for talent and introduced a simplified flat service fee. With this change, the Company no longer allocates a portion of the transaction price to unexercised material rights.
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
Advertising Expense
Advertising costs are expensed as they are incurred, and are included in sales and marketing expense in the Company’s consolidated statement of operations and comprehensive income (loss). The Company incurred $57.1 million, $83.2 million, and $121.2 million in advertising expenses during the years ended December 31, 2024, 2023, and 2022, respectively.
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

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

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
Stock-based compensation expense associated with PSUs is recognized over the longer of the expected achievement period for the performance condition and the service condition, if applicable. Stock-based compensation for purchase rights granted under the 2018 ESPP is recognized over the offering period. The Company accounts for forfeitures as they occur.
Foreign Currency
The functional currency of our foreign subsidiaries is generally the local currency of the country in which the foreign subsidiary is located. At the end of each reporting period, monetary assets and liabilities are remeasured using exchange rates in effect at the balance sheet date, while revenues and expenses are translated at average exchange rates during the year. Foreign currency transaction gains and losses are included in other income, net in the consolidated statements of operations and comprehensive income (loss). The Company recorded net foreign currency transaction gains of $0.1 million and $0.5 million for the years ended December 31, 2024 and 2023, respectively, and net foreign currency transaction losses of $0.2 million for the year ended December 31, 2022.
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
In addition, the calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes potential liabilities based on its estimate of whether, and the extent to which, additional taxes will be due. The Company accounts for uncertain tax positions in accordance with the relevant guidance, which prescribes a recognition threshold and measurement approach for uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The guidance utilizes a two-step approach for evaluation of uncertain tax positions. Step one, Recognition, requires a company to determine if the weight of available evidence indicates a tax position is more likely than not to be sustained upon audit. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. A liability is reported for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. Any interest and penalties related to unrecognized tax benefits are recorded as income tax expense.
Net Income (Loss) per Share
Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) is computed by adjusting net income (loss) to

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

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
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is referred to as ASU 2023-07. ASU 2023-07 requires public entities to disclose information about their significant expenses and other items by reportable segment on both an interim and annual basis. Public entities with a single reportable segment are required to apply these enhanced disclosure requirements as well as all existing segment and reconciliation requirements under Accounting Standards Codification, which is referred to as ASC, 280 for both interim and annual reporting.
On December 31, 2024, the Company adopted ASU 2023-07, effective as of January 1, 2024. As a result, the Company has updated its segment disclosures in “Note 15 – Segment Information,” providing more detailed information on significant expenses and other relevant segment items in accordance with the new guidance.
The adoption of ASU 2023-07 did not result in any changes to the Company’s reportable segments but did enhance the granularity of disclosures within our financial statements, increasing transparency for interim and annual reporting periods.
Recent Accounting Pronouncements Not Yet Adopted
With the exception of those discussed below, the Company has reviewed all recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a material impact on the Company’s consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is referred to as ASU 2023-09. ASU 2023-09 requires public entities to provide annual disclosures of specific categories in the rate reconciliation and to disclose income taxes paid, disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that ASU 2023-09 will have on its consolidated financial statements and accompanying footnotes.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which is referred to as ASU 2024-03. ASU 2024-03 requires public entities to disclose detailed information about specific types of expenses included within the expense captions presented on the face of the income statement. While ASU 2024-03 does not alter the presentation of expense captions on the face of the income statement, it introduces requirements for disaggregating certain expense captions into specified categories within the footnotes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that ASU 2024-03 will have on its consolidated financial statements and accompanying footnotes.
Note 3—Revenue
Revenue Recognition
For information about how the Company derives revenue, as well as the Company’s accounting policies, refer to “Note 2—Basis of Presentation and Summary of Significant Accounting Policies.”
Disaggregation of Revenue
Based on the information provided and reviewed by the CODM, the nature, amount, timing, and uncertainty of revenue and cash flows and how they are affected by economic factors are most appropriately depicted by the type of service and primary geographical markets. Revenues recorded within these categories are earned from similar products and services for which the nature of associated fees and the related revenue recognition models are substantially similar.
The Company disaggregates revenue by two types of services: Marketplace revenue and Enterprise revenue.
The following table sets forth total revenue by type of service for the years ended December 31, 2024, 2023, and 2022:

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

(In thousands)	2024	2023	2022
Marketplace	$662,108	$586,099	$518,282
Enterprise	107,217	103,037	100,036
Total revenue	$769,325	$689,136	$618,318
The following table sets forth total revenue by geographic area based on the billing address of talent and clients for the years ended December 31, 2024, 2023, and 2022:

(In thousands)	2024	2023	2022
Talent:
United States	$111,691	$95,833	$86,892
Philippines	58,475	45,912	39,946
India	56,897	49,487	45,817
Rest of world (1)	212,065	178,693	162,016
Total talent	439,128	369,925	334,671
Clients:
United States	238,786	236,744	210,582
Rest of world (1)	91,411	82,467	73,065
Total clients	330,197	319,211	283,647
Total	$769,325	$689,136	$618,318
(1) During the years ended December 31, 2024, 2023, and 2022, no country included in the Rest-of-World category had revenue that exceeded 10% of total talent revenue, total client revenue, or total revenue.
Deferred Revenue and Remaining Performance Obligation
Deferred revenue represents amounts billed in advance for services not yet rendered.
Deferred revenue expected to be recognized within the next twelve months is classified as current deferred revenue, while the remaining balance is noncurrent.
As of December 31, 2024, the Company’s performance obligation from transaction price that has been allocated to unexercised material rights related to the Company’s arrangements with talent subject to tiered service fees was immaterial and is expected to be recognized as revenue within the next twelve months.
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
Contract Balances
The following table provides information about the balances of the Company’s trade and client receivables, net of allowance and contract liabilities included in deferred revenue and other liabilities, noncurrent as of December 31, 2024 and 2023:

(In thousands)	2024	2023
Trade and client receivables, net of allowance	$75,490	$103,061

Contract liabilities
Deferred revenue	7,269	17,361
Deferred revenue (component of other liabilities, noncurrent)	—	790
During 2024, changes in the contract liabilities balances were primarily the result of normal business activity, including the deferral, and subsequent recognition, of revenue related to arrangements with talent subject to tiered service fees and related allocation of transaction price to material rights. The significant change in deferred revenue in 2024 compared to the prior year was largely attributable to the Company’s transition away from the tiered service

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

fee structure to a flat fee structure, which impacted how transaction price was allocated and revenue was recognized.
Revenue recognized during the year ended December 31, 2024 that was included in deferred revenue as of December 31, 2023 was $17.3 million. Revenue recognized during the year ended December 31, 2023 that was included in deferred revenue as of December 31, 2022 was $25.1 million.
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
The Company’s financial instruments that are carried at fair value consist of Level I and Level II assets as of December 31, 2024 and 2023. The following tables summarize the Company’s available-for-sale marketable securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category reported as cash and cash equivalents or marketable securities as of December 31, 2024 and 2023.

(In thousands) December 31, 2024	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cash Equivalents	Marketable Securities
Level I
Money market funds	$193,481	$—	$—	$193,481	$193,481	$—
Treasury bills	131,022	40	—	131,062	—	131,062
U.S. government securities	32,625	22	(33)	32,614	—	32,614
Total Level I	357,128	62	(33)	357,157	193,481	163,676
Level II
Commercial paper	16,233	—	—	16,233	—	16,233
Corporate bonds	126,395	431	(144)	126,682	—	126,682
Commercial deposits	4,121	—	—	4,121	—	4,121
Asset-backed securities	592	2	—	594	—	594
Foreign government and agency securities	5,036	14	(12)	5,038	—	5,038
Total Level II	152,377	447	(156)	152,668	—	152,668
Total	$509,505	$509	$(189)	$509,825	$193,481	$316,344

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

(In thousands) December 31, 2023	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cash Equivalents	Marketable Securities
Level I
Money market funds	$4,782	$—	$—	$4,782	4,782	—
Treasury bills	291,611	109	—	291,720	13,955	277,765
U.S. government securities	26,213	3	(18)	26,198	—	26,198
Total Level I	322,606	112	(18)	322,700	18,737	303,963
Level II
Commercial paper	35,699	—	—	35,699	—	35,699
Corporate bonds	92,979	189	(12)	93,156	—	93,156
Commercial deposits	15,371	—	—	15,371	—	15,371
Asset-backed securities	14,728	2	(42)	14,688	—	14,688
Foreign government and agency securities	3,075	5	—	3,080	—	3,080
U.S. agency securities	4,506	—	(6)	4,500	—	4,500
Total Level II	166,358	196	(60)	166,494	—	166,494
Total	$488,964	$308	$(78)	$489,194	$18,737	$470,457
Additionally, the Company deposits funds held in escrow in interest-bearing and non-interest-bearing cash accounts. The interest earned on the interest-bearing accounts is included in revenue in the Company’s consolidated statement of operations and comprehensive income (loss). As of December 31, 2024 and 2023, the fair value of the Company’s funds held on behalf of customers and held in interest-bearing cash accounts was measured using Level I inputs.
The Company’s non-financial assets acquired pursuant its acquisition of Objective AI, Inc., including intangible assets and goodwill, are measured at estimated fair value on a non-recurring basis. For additional information, refer to “Note 7—Business Combination.”
The following table summarizes the remaining contractual maturities of our cash equivalents and marketable securities as of December 31, 2024:

(In thousands)	Amortized Cost	Fair Value
Due within one year	$348,747	$348,792
Due after one year through five years	160,758	161,033
Total	$509,505	$509,825
Unrealized Investment Losses
The following table summarizes, for all debt securities classified as available for sale in an unrealized loss position as of December 31, 2024 and December 31, 2023, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position.

(In thousands)	Less Than 12 Months		12 Months or Longer		Total
Duration of unrealized losses December 31, 2024	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
U.S. government securities	$12,522	$(27)	$4,122	$(6)	$16,644	$(33)
Corporate bonds	33,386	(142)	2,819	(2)	36,205	(144)
Foreign government and agency securities	2,362	(12)	—	—	2,362	(12)
Total	$48,270	$(181)	$6,941	$(8)	$55,211	$(189)

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

(In thousands)	Less Than 12 Months		12 Months or Longer		Total
Duration of unrealized losses December 31, 2023	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
U.S. government securities	$15,381	$(15)	$5,182	$(3)	$20,563	$(18)
Corporate bonds	24,062	(10)	552	(2)	24,614	(12)
Asset-backed securities	6,598	(20)	7,348	(22)	13,946	(42)
U.S. agency securities	1,995	(1)	2,505	(5)	4,500	(6)
Total	$48,036	$(46)	$15,587	$(32)	$63,623	$(78)
For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell these securities, nor does it anticipate that it will need to or be required to sell the securities. As of December 31, 2024 and 2023, the decline in fair value of these securities was due to increases in interest rates and not due to credit related factors. As of December 31, 2024 and 2023, the Company considered any decreases in market value to be temporary in nature and did not consider any of the Company’s marketable securities to be other-than-temporarily impaired. The Company did not record any impairment charges with respect to its marketable securities during the years ended December 31, 2024, 2023, and 2022.
In March 2023, the Company sold $138.2 million of available-for-sale marketable securities to enable the Note Repurchases. For additional information regarding the Notes, refer to “Note 10—Debt.”
During the years ended December 31, 2024, 2023, and 2022, interest income was $28.0 million, $24.4 million, and $7.9 million, respectively, and is included in other income, net in the Company’s consolidated statement of operations and comprehensive income (loss).
Note 5—Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following as of December 31, 2024 and 2023:

(In thousands)	2024	2023
Internal-use software and platform development	$59,815	$47,096
Leasehold improvements	6,025	11,644
Computer equipment and software	6,817	6,605
Office furniture and fixtures	1,755	2,745
Total property and equipment	74,412	68,090
Less: accumulated depreciation	(44,356)	(40,950)
Property and equipment, net	$30,056	$27,140
Depreciation expense related to property and equipment, excluding internal-use software and platform development, was $2.9 million, $2.9 million, and $3.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.
The Company capitalized $12.8 million, $13.8 million, and $7.5 million of internal-use software and platform development costs during the years ended December 31, 2024, 2023, and 2022, respectively.
Amortization expense related to the capitalized internal-use software and platform development costs was $9.8 million for the year ended December 31, 2024, of which $8.6 million was included in cost of revenue related to developed technology used on the work marketplace. Amortization expense related to the capitalized internal-use software and platform development costs was $6.5 million for the year ended December 31, 2023, of which $4.5 million was included in cost of revenue related to developed technology used on the work marketplace. Amortization expense related to the capitalized internal-use software and platform development costs was $4.9 million for the year ended December 31, 2022, of which $2.7 million was included in cost of revenue related to developed technology used on the work marketplace.

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of December 31, 2024 and 2023:

(In thousands)	2024	2023
Accrued compensation and related benefits	$30,666	$25,872
Accrued indirect taxes	11,394	13,171
Accrued vendor expenses	9,485	8,844
Accrued payment processing fees	4,478	2,090
Operating lease liability, current	1,624	5,687
Accrued talent costs	801	1,415
Other	852	1,113
Total accrued expenses and other current liabilities	$59,300	$58,192
Note 6—Leases
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
The Company’s leases have remaining lease terms of approximately four years to eight years. The Company includes lease payments associated with renewal options in its operating lease asset and liability only when it becomes reasonably certain the company will exercise the renewal option. The Company has not included renewal options for any of its operating leases in its determination of lease liabilities. The Company does not have lease agreements with residual value guarantees, sale leaseback terms, or material restrictive covenants. Leases with an initial term of 12 months or less are not recognized on the consolidated balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

The following table summarizes the Company’s operating lease assets and lease liabilities as of December 31, 2024 and 2023:

(In thousands)
Balance Sheet and Cash Flow Classification		2024	2023
Assets
Operating—noncurrent	Operating lease asset	$5,752	$4,333
Liabilities
Operating—current	Accrued expenses and other current liabilities	1,624	5,687
Operating—noncurrent	Operating lease liability, noncurrent	9,567	6,088
Total lease liabilities		$11,191	$11,775
For the years ended December 31, 2024, 2023, and 2022, operating lease cost, inclusive of variable lease charges, was $5.6 million, $6.3 million, and $6.6 million, respectively, and sublease income recognized was approximately $1.7 million, $1.7 million, and $1.6 million, respectively. For the years ended December 31, 2024, 2023, and 2022, charges related to operating leases that are variable, and therefore not included in the measurement of the lease liabilities, were $2.1 million, $2.2 million, and $2.2 million, respectively. For the years ended December 31, 2024, 2023, and 2022, the Company made lease payments of $5.8 million, $6.8 million, and $6.6 million, respectively.
Palo Alto Office Lease
In June 2024, the Company entered into a new lease agreement to lease approximately 12,685 square feet of office space in Palo Alto, California, which serves as the Company’s corporate headquarters. The lease commenced in September 2024 and rent payments for the premises will commence in March 2025. The initial term of the lease is 91 months from the commencement date and is set to expire in September 2032, unless terminated earlier. The Company has two options to extend the lease term, each for an additional three years, exercisable under certain conditions as specified in the lease agreement. The Company evaluated these options as part of the lease accounting under ASC 842 and determined that the extension options are not reasonably certain to be exercised. As such, the options have not been included in the measurement of the right-of-use asset or lease liability. As a result of entering into this lease, the Company recorded a right-of-use asset and lease liability of $4.5 million and $4.4 million, respectively. Rent payments under this lease are approximately $0.1 million per month and are recorded within general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income (loss). The lease for the Company’s previous headquarters in San Francisco, California expired in August 2024.
Santa Clara Sub-Sublease
In November 2023, the Company amended its sub-sublease agreement, originally executed in April 2021, to sublease the entirety of its former headquarters in Santa Clara, California. The amended sub-sublease extends the term by an additional 51 months, through August 31, 2028, unless terminated earlier. The amended sub-sublease term aligns substantially with the remaining term of the Company’s master lease. Rent payments under the amended agreement approximate $0.1 million per month and are recorded within general and administrative expenses within the Company’s consolidated statements of operations and comprehensive income (loss). Neither party has the option to renew or extend the sub-sublease agreement.
Under the amended sub-sublease agreement, the Company is not relieved of its original obligation with the master lessor, which expires on October 15, 2028. The Company determined that the sublease agreement constitutes an operating lease, consistent with the classification of the original sublease agreement with the landlord.

Chicago Leases
In December 2024, as a result of the restructuring plan announced in October 2024, which the Company refers to as the Restructuring Plan, the Company entered into an early termination agreement for the Chicago leases, effective December 31, 2024. The Company recognized approximately $1.1 million in early termination costs, primarily consisting of remaining lease payments under the termination agreement. Operating lease costs for the year ended December 31, 2024, including variable lease charges, reflect amounts incurred prior to the lease termination.

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

Prior to the termination, the Company leased office space in Chicago, Illinois, consisting of the 11th and 16th floors of an office building, with both leases originally scheduled to expire on April 30, 2025. Monthly rent payments for each floor were approximately $0.1 million.

The following table shows the Company’s future lease commitments due in each of the next five years for operating leases, which excludes amounts received in the form of sublease income discussed above:

(In thousands)
Year Ended December 31,	Leases
2025	$1,879
2026	2,962
2027	3,050
2028	2,735
2029	1,347
Thereafter	3,918
Total lease payments	15,891
Adjustment for discount to present value	(4,700)
Total	$11,191
As of December 31, 2024, the weighted-average remaining lease term is 5.7 years. For the year ended December 31, 2024, the weighted-average discount rate is 7.0%.
Note 7—Business Combination
On November 20, 2024, the Company acquired Objective AI Inc., referred to as Objective AI, a search-as-a-service platform specializing in AI-native search integration for digital experiences. The Company acquired 100% of Objective AI’s outstanding equity for $19.1 million in cash consideration. This strategic acquisition aims to enhance the Company’s platform by integrating advanced AI-native search capabilities and strengthen its AI and search teams with specialized talent.
The acquisition of Objective AI was accounted for as a business combination under ASC Topic 805, Business Combinations. Accordingly, the total purchase consideration was allocated as follows (in thousands):

Cash and cash equivalents	$4,779
Intangible assets	12,000
Other net, tangible assets acquired and liabilities assumed	(512)
Goodwill	2,845
Total purchase consideration	$19,112
The excess purchase price over the net identifiable assets acquired was recorded as goodwill. The goodwill recognized from the acquisition is primarily attributable to the assembled workforce associated with Objective AI, that cannot be individually identified and separately recognized as intangible asset. Goodwill is not deductible for tax purposes.
The Company engaged an independent third-party valuation specialist to assist in the determination of the fair value of intangible assets acquired. All key estimates, assumptions, and forecasts, were either provided by, or reviewed by management. While the third-party specialist provided significant input into the valuation, the final conclusions reflect the judgment of management. The fair value measurements of the intangible assets were based primarily on significant unobservable inputs and this represents a Level 3 measurement.
The estimated useful lives and fair value of the identifiable intangible assets at acquisition date were as follows (dollars in thousands):

	Fair Value	Expected Useful life
Developed technology	$11,000	3 years
Customer relationships	$1,000	6 months

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

The Company considers the valuation of the assets acquired and liabilities assumed to be final. Management does not anticipate any material adjustments to these allocations.
Note 8—Goodwill and Net Intangible Assets
Goodwill
The following table summarizes the change in the carrying value amount of goodwill for the year ended December 31, 2024.

Balance at December 31, 2023	$118,219
Increase in goodwill related to business combination	2,845
Balance at December 31, 2024	$121,064
Net Intangible Assets
The Company’s intangible assets include identifiable, finite-lived intangible assets including developed technology and customer relationships, acquired as part of the Objective AI acquisition, and an assembled workforce, acquired as part of an asset acquisition in November 2023.
The following table summarizes the components of net intangible assets as of December 31, 2024 and 2023:

	2024			2023
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$11,000	$305	$10,695	$—	$—	$—
Assembled workforce	3,188	1,727	1,461	3,180	132	3,048
Customer relationships	1,000	167	833	—	—	—
Total	$15,188	$2,199	$12,989	$3,180	$132	$3,048
For the year ended December 31, 2024, amortization expense of intangible assets was $2.1 million, which includes the amortization expense of intangible assets acquired in the Objective AI acquisition. For the year ended December 31 2023, amortization expense of intangible assets was immaterial. For the year ended December 31, 2022, there was no amortization expense.
As of December 31, 2024, the weighted average amortization periods for the finite-lived intangible assets are as follows:

Developed technology	2.9 years
Assembled workforce	0.9 years
Customer relationships	0.4 years
As of December 31, 2024, the estimated annual amortization expense for finite-lived intangible assets over the remaining useful life is as follows (in thousands):

(In thousands)
Year Ended December 31,	Estimated Amortization Expense
2025	$5,961
2026	3,667
2027	3,361
Total	12,989

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

Note 9—Commitments and Contingencies
Letters of Credit
In conjunction with the Company’s operating lease agreements, as of December 31, 2024 and 2023, the Company had irrevocable letters of credit outstanding in the aggregate amount of $0.6 million and $0.8 million, respectively. The letters of credit are collateralized by restricted cash in the same amount. No amounts had been drawn against these letters of credit as of December 31, 2024 and 2023.
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
As of December 31, 2024 and 2023, the Company was not a party to any material legal proceedings or claims, nor is the Company aware of any pending or threatened litigation or claims, including non-income tax matters, that could reasonably be expected to have a material adverse effect on its business, operating results, cash flows, or financial condition. Accordingly, the amounts accrued for contingencies for which the Company believes a loss is probable were not material as of and for the years ended December 31, 2024 and 2023.
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

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

Note 10—Debt
The following table presents the carrying value of the Company’s debt obligations as of December 31, 2024 and 2023:

(In thousands)	2024	2023
Convertible senior notes—interest accrues from August 2021 and is payable semiannually in arrears on February 15 and August 15 of each year, beginning February 2022, maturing August 2026; interest at 0.25% per annum	$360,998	$360,998
Total debt	360,998	360,998
Less: Unamortized debt issuance costs	(3,070)	(4,911)
Debt, noncurrent	$357,928	$356,087
Weighted-average interest rate	0.76%	0.77%
Convertible Senior Notes Due 2026
In August 2021, the Company issued 0.25% convertible senior notes due 2026. The Notes were issued pursuant to and are subject to the terms and conditions of an indenture between the Company and Computershare Trust Company, National Association (as successor in interest to Wells Fargo Bank, National Association), as trustee, which is referred to as the Indenture. The Notes were offered and sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.
In March 2023, the Company entered into separate, privately negotiated repurchase agreements with a limited number of institutional holders of the Notes to effect the Note Repurchases, resulting in the repurchase of $214.0 million aggregate principal amount of the Notes for an aggregate cash payment of $170.8 million. As a result, during the year ended December 31, 2023, the Company recognized a gain on the early extinguishment of debt of $38.9 million, which is net of $3.7 million related to the pro-rata write-off of unamortized issuance costs associated with the sale of the Notes in August 2021, and $0.6 million of other fees incurred to effect the Note Repurchases. The resulting gain on early extinguishment of debt is included in other income, net in the Company’s consolidated statement of operations and comprehensive income (loss). As of each of December 31, 2024 and 2023, $361.0 million aggregate principal amount of the Notes remained outstanding.
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

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

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
For the year ended December 31, 2024, interest expense was $0.9 million and amortization of the issuance costs was $1.8 million related to the Notes. For the year ended December 31, 2023, interest expense was $1.0 million and amortization of the issuance costs was $2.1 million related to the Notes. As of December 31, 2024 and December 31, 2023, the if-converted value of the Notes did not exceed the outstanding principal amount. As of December 31, 2024 and December 31, 2023, the total estimated fair value of the Notes was $333.5 million and $307.3 million, respectively, and was determined based on a market approach using actual bids and offers of the Notes in an over-the-counter market on the last trading day of the period. The Company considers these assumptions to be Level II inputs in accordance with the fair value hierarchy described in “Note 4—Fair Value Measurements.”
Capped Calls
In connection with the issuance of the Notes, the Company entered into privately negotiated capped call transactions, which are referred to as the Capped Calls, with various financial institutions.
Subject to customary anti-dilution adjustments substantially similar to those applicable to the Notes, the Capped Calls cover the number of shares of the Company’s common stock initially underlying the Notes. By entering into the Capped Calls, the Company expects to reduce the potential dilution to its common stock (or, in the event a conversion of the Notes is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the Notes its common stock price per share exceeds the conversion price of the Notes, with such reduction subject to a cap based on the cap price. If, however, the market price per share of common stock, as measured under the terms of the Capped Calls, exceeds the cap price of the Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of common stock exceeds the cap price of the Capped Calls. The initial cap price of the Capped Calls is $92.74 per share of common stock, which represents a premium of 100% over the last reported sale price of the common stock of $46.37 per share on August 5, 2021, the date of issuance of the Notes, and is subject to certain customary adjustments under the terms of the Capped Calls; provided that the cap price will not be reduced to an amount less than the strike price of $66.08 per share.
The Capped Calls are separate transactions and are not part of the terms of the Notes. The Capped Calls meet the criteria for classification as equity and, as such, are not remeasured each reporting period and are included as a reduction to additional paid-in-capital within stockholders’ equity.
Note 11—Preferred and Common Stock
Preferred Stock

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

As of December 31, 2024 and 2023, the Company was authorized to issue up to 10,000,000 shares of undesignated preferred stock, $0.0001 par value per share. The Company did not have any outstanding shares of preferred stock as of December 31, 2024 and 2023.
Common Stock
Holders of common stock are entitled to one vote per share and are entitled to receive dividends, if any, on a pro rata basis whenever funds are legally available and when, as, and if declared by the Company’s board of directors.
As of December 31, 2024 and 2023, the Company was authorized to issue 490,000,000 shares of common stock. As of December 31, 2024 and 2023, the Company had reserved shares of common stock for future issuance as follows:

	2024	2023
Options issued and outstanding	2,392,899	3,260,914
RSUs and PSUs issued and outstanding	8,841,716	10,348,892
Warrant to purchase common stock	233,000	300,000
Remaining shares reserved for future issuances under 2018 Equity Incentive Plan	27,152,973	23,342,093
Remaining shares reserved for future issuances under 2018 Employee Stock Purchase Plan	4,694,949	4,254,293
Common stock issuable in connection with convertible senior notes	5,463,045	5,463,045
Total	48,778,582	46,969,237
Share Repurchase Program
In November 2023, the Company’s board of directors authorized a share repurchase program for the repurchase of up to $100.0 million of shares of the Company’s outstanding common stock, which is referred to as the 2023 Share Repurchase Authorization. During the year ended December 31, 2024, the Company repurchased and subsequently retired 8.1 million shares of its common stock under the 2023 Share Repurchase Authorization for an aggregate amount of $100.0 million at an average price of $12.38 per share, including fees associated with the repurchases and excluding excise tax. As of December 31, 2024, the Company had no remaining balance available for repurchases under the 2023 Share Repurchase Authorization.
In October 2024, the Company’s board of directors authorized a share repurchase program for the repurchase of up to $100.0 million of shares of the Company’s outstanding common stock, which is referred to as the 2024 Repurchase Authorization. The Company did not repurchase any shares under the 2024 Share Repurchase Authorization. As of December 31, 2024, the Company had $100.0 million available for repurchases under the 2024 Share Repurchase Authorization.
As was the case with the 2023 Share Repurchase Authorization, repurchases of the Company’s common stock under the 2024 Share Repurchase Authorization may be made from time to time on the open market (including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act), in privately negotiated transactions, or by other methods, at the Company’s discretion, and in accordance with applicable securities laws and other restrictions. The 2024 Share Repurchase Authorization has no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason. The 2024 Share Repurchase Authorization does not obligate the Company to repurchase any dollar amount or number of shares, and the timing and amount of any repurchases will depend on market and business conditions.
Common Stock Warrant
In 2018, the Company established The Upwork Foundation initiative. The program includes a donor-advised fund created through the Tides Foundation. In 2018, the Company issued a warrant to purchase 500,000 shares of its common stock at an exercise price of $0.01 per share to the Tides Foundation, which is referred to as the Tides Foundation Warrant. The vesting and exercisability provisions of the warrant became effective upon the Company’s initial public offering, which is referred to as the IPO, in October 2018. This warrant is exercisable as to 1/10th of the shares on each anniversary of the IPO, with proceeds from the sale of such shares to be donated in accordance with the Company’s directive.
In 2024, the holder of the warrant exercised 67,000 of the then-vested and exercisable shares. In 2023, this warrant was exercised as to all 50,000 of the then-vested and exercisable shares. The holder of the warrant did not exercise in 2022. In lieu of a cash payment, the holder of the warrant surrendered shares of common stock to cover the

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

exercise price. In each of the years ended December 31, 2024, 2023, and 2022, the Company recorded $0.8 million of expense related to this warrant, which is included in general and administrative expense in the Company’s consolidated statement of operations and comprehensive income (loss).
Note 12—Stock-Based Compensation
Equity Incentive Plans
2014 Equity Incentive Plan
In 2014, the Company’s board of directors and stockholders each adopted the 2014 Equity Incentive Plan, which is referred to as the 2014 EIP. The total number of shares of common stock reserved and available for grant and issuance pursuant to such plan was originally 12,462,985 plus (i) shares that were then subject to outstanding option grants under the oDesk Corporation 2004 Stock Plan, the Elance 1999 Stock Option Plan, and the Elance 2009 Stock Option Plan, which are referred to collectively as the Prior Plans, but subsequently ceased to be subject to an award for any reason other than exercise of a stock option, (ii) shares that had been reserved but not subject to any outstanding awards under the Prior Plans and (iii) shares issued under the Prior Plans that were repurchased, forfeited, or used to pay employee withholding or exercise price obligations. Under the terms of the 2014 EIP, incentive stock options could be granted at prices not less than 100% of the fair value of the Company’s common stock on the date of grant unless determined in writing by the Company’s board of directors. The options granted under the 2014 EIP generally vest over a four-year period from the original date of grant and expire ten years from the original grant date. As of 2024, no further awards may be granted under the 2014 EIP.
2018 Equity Incentive Plan
In 2018, the Company’s board of directors and stockholders each adopted the 2018 Equity Incentive Plan, which is referred to as the 2018 EIP, which became effective on the date immediately prior to the date of the IPO. A total of 10,701,505 shares of common stock were initially reserved for issuance pursuant to future awards under the 2018 EIP. On January 1 of each year through 2028, shares available for issuance are increased based on the provisions of the 2018 EIP. Any shares subject to outstanding awards under the 2014 EIP that are canceled or repurchased subsequent to the 2018 EIP’s effective date are returned to the pool of shares reserved for issuance under the 2018 EIP. Awards granted under the 2018 EIP may be (i) incentive stock options, (ii) nonqualified stock options, (iii) RSUs, (iv) restricted stock awards, or (v) stock appreciation rights, as determined by the Company’s board of directors or compensation committee at the time of grant.
Pursuant to the terms of the 2018 EIP, the number of shares available for grant was increased by 6,863,637 shares in January 2024.
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

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

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
The following table summarizes activity under the Company’s stock option plans:

	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2023	3,260,914	$20.15	4.86	$18,684
Exercised	(868,015)	3.79
Balances at December 31, 2024	2,392,899	26.08	4.75	10,391
Vested and exercisable as of December 31, 2024	892,899	4.71	2.57	10,391
Vested and expected to vest as of December 31, 2024	2,392,899	26.08	4.75	10,391
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
As of December 31, 2024, none of the Market Condition stock price thresholds had been met, and no shares subject to the CEO Award had been earned or vested.
Stock-based compensation expense associated with the CEO Award will be recognized over the longer of the expected achievement period for the Market Condition and the Service Condition. The Market Condition period and the valuation of each tranche of the CEO Award were determined using a Monte Carlo simulation. In the event the Market Condition is met prior to the expected achievement period, any then-unrecognized compensation expense associated with the shares that have vested with respect to both the Market Condition and the Service Condition will be recognized immediately in the Company’s consolidated statements of operations and comprehensive income (loss). For the years ended December 31, 2024, 2023 and 2022, the Company recorded stock-based compensation expense related to the CEO Award of $1.3 million, $5.1 million, and $11.0 million, respectively. Stock-based compensation expense for the CEO Award is recorded as a component of general and administrative expense in the Company’s consolidated statement of operations and comprehensive income (loss).
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
For the years ended December 31, 2024, 2023, and 2022, the intrinsic value of options exercised was $8.0 million, $5.4 million, and $6.6 million, respectively. The aggregate intrinsic value represents the difference between the exercise price of the options and the closing price of the Company’s common stock on The Nasdaq Global Select Market on the day prior to the date of exercise.
For the year ended December 31, 2021, the weighted average grant date fair value of options granted was $19.19. The Company did not grant any stock option awards during the years ended December 31, 2024 and 2023. As of December 31, 2024, total unrecognized stock-based compensation expense is immaterial and will be recognized over a brief period.
RSU and PSU Awards
The following table summarizes the RSU and PSU activity and related information under the 2018 EIP:

	Number Outstanding	Weighted-Average Grant Date Fair Value
Unvested balance - January 1, 2024	10,348,892	$15.15
Granted	7,381,550	11.94
Vested	(4,559,933)	15.36
Forfeited/canceled	(4,328,793)	13.86
Unvested balance - December 31, 2024	8,841,716	$12.99
RSUs. The fair value of RSUs awarded to employees is determined based on the closing price of the Company’s common stock, as reported on The Nasdaq Global Select Market on the date of grant. For the years ended

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

December 31, 2024, 2023, and 2022, the weighted-average grant-date fair value of RSUs granted was $11.90, $11.73, and $19.66, respectively.
For the years ended December 31, 2024, 2023, and 2022, the fair value of RSUs vested was $66.2 million, $61.9 million, and $57.4 million, respectively. As of December 31, 2024, the Company had $86.2 million of unrecognized stock-based compensation expense related to outstanding RSUs to employees that is expected to be recognized over a weighted-average period of 2.2 years.
PSUs. In March 2024, the compensation committee of the Company’s board of directors, which is referred to as the compensation committee, approved the grant of PSU awards to certain members of the Company’s leadership team under the 2018 EIP, which are referred to as the 2024 PSU Awards. These awards were granted on March 18, 2024, which is referred to as the 2024 PSU Grant Date.
Up to fifty percent of the total number of shares subject to the 2024 PSU Awards are eligible to vest based on the Company’s achievement of certain financial performance targets in the fiscal year ending December 31, 2025 and up to the remaining fifty percent of the total number of shares subject to the 2024 PSU Awards are eligible to vest based on the Company’s achievement of certain financial performance targets in the fiscal year ending December 31, 2026. For each year, the financial performance targets consist of year-over-year revenue growth and adjusted EBITDA margin targets that were established by the compensation committee at the time of grant, which is referred to as the 2024 PSU Performance Condition. In order to receive the vested PSUs, a recipient must remain in continuous service with the Company until the compensation committee certifies the achievement of the 2024 PSU Performance Condition for the applicable year, which is referred to as the 2024 PSU Service Condition. The dates on which such certification takes place are referred to as Certification Dates.
The Company classifies the 2024 PSU Awards as equity awards. Stock-based compensation expense related to the 2024 PSU Awards is a component of operating expenses in the Company’s consolidated statements of operations and comprehensive income (loss) and is recognized over the longer of the expected achievement period for the 2024 PSU Performance Condition and the 2024 PSU Service Condition, which is 23 months and 35 months for the shares eligible to vest under the 2024 PSU Awards based on performance in each of the years ending December 31, 2025 and 2026, respectively. The grant date fair value of the 2024 PSU Awards was determined using the Company’s closing common stock price on the 2024 PSU Grant Date multiplied by the number of 2024 PSU Awards that were probable of vesting on the 2024 PSU Grant Date. At each reporting date prior to the Certification Dates, the number of 2024 PSU Awards that are probable of vesting will be reassessed and any changes are reflected in stock-based compensation expense for the period.
In 2023, the compensation committee approved PSU grants to certain members of the Company’s leadership team under the 2018 EIP, which are referred to as the 2023 PSU Awards. These awards were granted on February 18, 2023, which is referred to as the 2023 PSU Grant Date. The number of shares subject to the 2023 PSU Awards that were earned by the recipients, which are referred to as 2023 Earned PSUs, was determined based on the Company’s revenue achievement during the year ended December 31, 2023, which is referred to as the 2023 PSU Performance Condition. Pursuant to the 2023 PSU Performance Condition, the 2023 Earned PSUs are subject to a time-based vesting requirement conditioned on the recipient of the 2023 PSU Award continuing to provide service to the Company for four years from the 2023 PSU Grant Date, which is referred to as the 2023 PSU Service Condition. The 2023 Earned PSUs will vest with respect to 25% of the 2023 Earned PSUs on the one-year anniversary of the 2023 PSU Grant Date and 1/16th of the 2023 Earned PSUs on a quarterly basis thereafter.
Stock-based compensation expense associated with the 2023 PSU Awards is a component of operating expenses in the Company’s consolidated statements of operations and comprehensive income (loss) and will be recognized over the longer of the expected achievement period for the 2023 PSU Performance Condition and the 2023 PSU Service Condition. The grant date fair value of the 2023 PSU Awards was determined using the Company’s closing common stock price on the 2023 PSU Grant Date multiplied by the number of PSUs that were probable of being earned on the 2023 PSU Grant Date. At each interim reporting date prior to the date on which the compensation committee certified the 2023 PSU Performance Condition, the number of PSUs that were probable of being earned was reassessed and any changes were reflected in the total stock-based compensation expense associated with the 2023 PSU Awards.
For the years ended December 31, 2024, 2023, and 2022, the weighted-average grant-date fair value of PSUs granted was $12.06, $11.72, and $24.49, respectively. During the years ended December 31, 2024, 2023, and 2022, the Company recorded stock-based compensation expense related to PSUs of $3.1 million, $2.4 million, and $4.4 million, respectively. As of December 31, 2024, unrecognized stock-based compensation cost was $5.5 million, which is expected to be recognized over a weighted-average period of 2.1 years.

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

2018 Employee Stock Purchase Plan
In 2018, the Company’s board of directors and stockholders each adopted the 2018 ESPP. A total of 1,700,000 shares of common stock was initially reserved for issuance under the 2018 ESPP. On January 1 of each year, shares available for issuance are increased based on the provisions of the 2018 ESPP, up to an aggregate maximum of 20,400,000 shares issued under the 2018 ESPP, subject to adjustment for certain company capital changes. The 2018 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount of up to 15% through payroll deductions of their eligible compensation, subject to any plan limitations. Except for the initial offering period, the 2018 ESPP provides for 24-month offering periods beginning November 15 and May 15 of each year, and each offering period consists of four 6-month purchase periods. Pursuant to the terms of the 2018 ESPP, in January 2024, the number of shares of common stock available for issuance was increased by 1,098,182 shares.
For the years ended December 31, 2024, 2023, and 2022, the assumptions used to determine the fair value of the shares to be awarded was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	2024	2023	2022
Dividend yield	—%	—%	—%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rates	4.3% - 5.4%	4.0% - 5.4%	1.5% - 4.6%
Expected volatility	44% - 64%	58% - 74%	68% - 76%
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
Additionally, in the event the fair market value of the Company’s common stock on the first day of a subsequent offering period is less than the fair market value of the Company’s common stock on the offering date of the current offering period, the offering period resets, and the new lower price becomes the new offering price for a new 24 month offering period. During the year ended December 31, 2024, the Company issued 657,526 shares of common stock under the 2018 ESPP.
As of December 31, 2024, there was $1.5 million of unrecognized stock-based compensation expense that is expected to be recognized over the remaining term of the respective offering periods.
Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2024, 2023, and 2022:

(In thousands)	2024	2023	2022
Cost of revenue	$1,586	$1,900	$1,356
Research and development	29,923	28,006	26,881
Sales and marketing	11,670	14,030	11,511
General and administrative	25,212	30,259	35,753
Total	$68,391	$74,195	$75,501
For the year ended December 31, 2024, the Company recorded $12.8 million of tax benefit on total stock-based compensation expense, which is reflected in the benefit from income taxes in the consolidated statement of operations and comprehensive income (loss). Tax benefits on total stock-based compensation for the years ended December 31, 2023 and 2022 were not material.
Stock-Based Compensation to Employees
Stock-based compensation expense related to employees for the year ended December 31, 2024 was $1.3 million, $66.2 million, and $2.6 million related to stock options, RSU and PSU grants, and the 2018 ESPP, respectively. Stock-based compensation expense related to employees for the year ended December 31, 2023 was $5.1 million, $65.1 million, and $5.0 million related to stock options, RSU and PSU grants, and the 2018 ESPP, respectively.

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

Stock-based compensation expense related to employees for the year ended December 31, 2022 was $11.4 million, $59.7 million, and $4.5 million related to stock options, RSUs, and the 2018 ESPP, respectively.
Note 13—Net Income (Loss) per Share
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for the years ended December 31, 2024, 2023, and 2022:

(In thousands, except share and per share data)	2024	2023	2022
Numerator:
Basic: net income (loss)	$215,586	$46,887	$(89,885)
Gain on early extinguishment of debt, net of tax	—	(38,525)	—
Interest expense related to convertible senior notes, net of tax	2,239	389	—
Diluted: net income (loss)	$217,825	$8,751	$(89,885)

Denominator:
Weighted-average shares used to compute net income (loss) per share, basic and diluted
Basic	133,620,612	134,774,189	130,517,920
Options to purchase common stock	1,211,092	1,401,107	—
Common stock issuable upon vesting of restricted stock units and performance stock units	2,437,873	—	—
Common stock issuable upon exercise of common stock warrants	232,813	299,741	—
Common stock issuable in connection with employee stock purchase plan	186,594	16,270	—
Common stock issuable in connection with convertible senior notes	5,463,045	771,923	—
Diluted	143,152,029	137,263,230	130,517,920

Net income (loss) per share:
Basic	$1.61	$0.35	$(0.69)
Diluted	$1.52	$0.06	$(0.69)
For the years ended December 31, 2024, 2023, and 2022, the following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share because including them would have been anti-dilutive:

	2024	2023	2022
Options to purchase common stock	1,500,000	1,859,807	3,851,647
Common stock issuable upon exercise of common stock warrants	—	—	350,000
Common stock issuable upon vesting of RSUs and PSUs	6,403,843	10,348,892	7,913,985
Common stock issuable in connection with employee stock purchase plan	557,444	1,110,018	1,781,469
Common stock issuable in connection with convertible senior notes	—	5,463,045	8,701,935
Total	8,461,287	18,781,762	22,599,036

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

Note 14—Income Taxes
For the years ended December 31, 2024, 2023, and 2022, income (loss) before income taxes consisted of the following:

(In thousands)	2024	2023	2022
Domestic	$89,556	$48,662	$(89,440)
Foreign	871	215	91
Total income (loss) before income taxes	$90,427	$48,877	$(89,349)
For the years ended December 31, 2024, 2023, and 2022, the components of the income tax provision were as follows:

(In thousands)	2024	2023	2022
Current:
Federal	$(1,394)	$(978)	$—
State	(2,593)	(902)	(494)
Foreign	(112)	(110)	(42)
Total current	$(4,099)	$(1,990)	$(536)
Deferred:
Federal	$110,923	$—	$—
State	18,335	—	—
Foreign	—	—	—
Total deferred	$129,258	$—	$—
Income tax benefit (provision)	$125,159	$(1,990)	$(536)
The Company had an effective tax rate of (138.41)%, 4.07%, and (0.60)% for the years ended December 31, 2024, 2023, and 2022, respectively. The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2024, 2023, and 2022 were as follows:

	2024	2023	2022
Tax at federal statutory rate	21.00%	21.00%	21.00%
State tax, net of federal benefit	2.03	1.42	(0.38)
Stock-based compensation	1.63	10.85	(4.02)
Officer’s compensation limitation	1.23	6.81	(1.51)
Foreign-derived intangible income benefit	(3.76)	(5.56)	—
Other items	0.16	(0.79)	(0.60)
Research and development credits	(5.50)	(9.43)	4.36
Net operating loss expiration	—	9.91	—
Change in valuation allowance	(155.20)	(30.14)	(19.45)
Effective tax rate	(138.41)%	4.07%	(0.60)%

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2024 and 2023, the significant components of the Company’s deferred tax assets and liabilities were as follows:

(In thousands)	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$10,799	$44,562
Stock-based compensation	8,056	8,766
Operating lease liability	2,561	2,708
Accrued liabilities, reserves and other	7,080	9,797
Capitalized research and development	78,606	50,396
Tax Credits	25,882	25,609
Gross deferred tax assets	132,984	141,838
Valuation allowance	—	(140,339)
Total deferred tax assets	132,984	1,499
Deferred tax liabilities:
Prepaid expenses	(250)	(502)
Operating lease asset	(1,316)	(997)
Acquired intangibles	(2,639)	—
Total deferred tax liabilities	(4,205)	(1,499)
Net deferred tax assets	$128,779	$—
The change in valuation allowance for deferred tax assets was as follows for the periods presented:

(In thousands) Year Ended December 31,	Balance at Beginning of Year	Additions Charged to Costs & Expenses	Additions Charged to Other Accounts	Deductions	Balance at End of Year
2024	$140,339	$(140,339)	$—	$—	$—
2023	157,353	(16,262)	(752)	—	140,339
2022	132,162	24,489	702	—	157,353
The Company has released the valuation allowance of $140.3 million as of December 31, 2024. This release reflects the Company’s determination that it is more likely than not that its U.S. federal and state deferred tax assets will be realized. As a result, the income tax benefit for the year was primarily attributable to the release of this valuation allowance. Previously, the Company recorded a full valuation allowance of $140.3 million as of December 31, 2023.
The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance when it is more likely than not that some or all of its deferred tax assets will not be realized. This assessment considers all available positive and negative evidence, including cumulative pre-tax income, anticipated future earnings, and the impact of permanent differences and other comprehensive losses. As of December 31, 2024, the Company achieved cumulative U.S. pre-tax income during the prior three years, adjusted for permanent differences and other comprehensive losses, which provided objective and verifiable evidence supporting the release of the valuation allowance. This sustained profitability, combined with anticipated future taxable income, led the Company to conclude, based on the weight of all available evidence, that it is more likely than not that its U.S. federal and state deferred tax assets will be realized.
The Company has federal net operating loss, which is referred to as NOL, carryforwards of approximately $18.9 million and $181.2 million as of December 31, 2024 and 2023, respectively. The federal NOL carryforwards of $18.9 million generated after December 31, 2017 can be carried forward indefinitely with utilization in any year limited to 80% of the Company’s taxable income. The Company has California NOL carryforwards of approximately $91.0 million and $81.3 million as of December 31, 2024 and 2023, respectively. California NOLs will begin to expire in 2032 if not utilized.

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

The Company has federal research and development credits of approximately $31.1 million and $29.1 million as of December 31, 2024 and 2023, respectively. The federal research and development credits will begin to expire in 2038 if not utilized. The Company has California research and development credits of approximately $16.7 million and $16.6 million as of December 31, 2024 and 2023, respectively. California research and development credits have an infinite carryforward period.
The Tax Reform Act of 1986 and similar California legislation impose substantial restrictions on the utilization of NOLs and tax credit carryforwards in the event that there is a change in ownership as provided by Section 382 of the Internal Revenue code and similar state provisions. Such a limitation could result in the expiration of the NOL carryforwards and tax credits before utilization, which could result in increased future tax liabilities.
Uncertain Tax Positions
As of December 31, 2024, the Company’s total amount of unrecognized tax benefits was $20.0 million, which would impact the Company’s effective tax rate, if recognized.
For the years ended December 31, 2024, 2023, and 2022, the activity related to the unrecognized tax benefits were as follows:

(In thousands)	2024	2023	2022
Gross unrecognized tax benefits—beginning balance	$18,157	$16,573	$15,391
Increase related to tax positions taken during prior year	112	342	1,234
Decrease related to tax positions taken during prior year	(19)	(21)	(1,253)
Increase related to tax positions taken during current year	1,716	1,263	1,354
Decrease related to expiration of unrecognized tax benefit	—	—	(153)
Gross unrecognized tax benefits—ending balance	$19,966	$18,157	$16,573
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the provision for income taxes in the period that such determination is made. As of December 31, 2024, the Company did not currently recognize any penalties or interest charges relating to uncertain tax positions. The Company does not anticipate the recorded reserves to change significantly in the next 12 months.
The Company is subject to taxation in the United States and various other state and foreign jurisdictions. Due to certain tax attribute carryforwards, the tax years 2001 to 2023 remain open to examination by the major taxing jurisdictions in which the Company is subject to tax. As of December 31, 2024, the Company was not under examination by the Internal Revenue Service. The Company is subject to ongoing audits by state and foreign tax authorities.
Note 15—Segment Information
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly provided to the CODM in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. For information about how the Company derives revenue, as well as the Company’s accounting policies, refer to “Note 2—Basis of Presentation and Summary of Significant Accounting Policies.”
The CODM uses consolidated net income (loss) to assess performance, evaluate cost optimization, and allocate resources, including personnel-related and financial or capital resources, in the annual budget and forecasting process, as well as budget-to-actual variances on a monthly basis. As such, the Company has determined that it operates as one operating and reportable segment.
The following tables set forth significant expense categories and other specified amounts included in consolidated net income (loss) that are otherwise regularly provided to the CODM for the years ended December 31, 2024, 2023, and 2022:

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

	2024	2023	2022
Revenue	$769,325	$689,136	$618,318
Cost of revenue (1)(2)	163,560	164,088	156,240
Research and development (1)(2)	167,211	146,442	121,813
Sales and marketing (1)(2)	166,331	206,614	235,106
General and administrative (1)(2)(3)	97,903	85,881	84,035
Provision for transaction losses	6,728	12,977	25,153
Stock-based compensation expense (4)	68,391	74,195	75,501
Depreciation and amortization	14,813	9,449	8,057
Interest income	(27,963)	(24,424)	(7,917)
Interest expense	2,761	3,218	4,482
Gain on early extinguishment of convertible senior notes	—	(38,945)	—
Restructuring charges (4)	18,433	—	—
Income tax (benefit) provision	(125,159)	1,990	536
Other segment items (4)(5)(6)	730	764	5,197
Segment net income (loss)	$215,586	$46,887	$(89,885)

GAAP net income (loss)	$215,586	$46,887	$(89,885)
(1) Years 2024, 2023, and 2022 exclude stock-based compensation and depreciation and amortization included in cost of revenue, research and development, sales and marketing, and general and administrative expenses, as these amounts are regularly provided to the CODM. Additionally, year 2024 excludes restructuring charges.
(2) Year 2022 excludes certain incremental expenses associated with the Company’s humanitarian response to Russia’s invasion in Ukraine.
(3) Years 2024, 2023, and 2022 exclude expenses related to the Tides Foundation Warrant.
(4) During the year ended December 31, 2024, the Company incurred $19.2 million in costs related to the execution of the Restructuring Plan. Of this amount, $18.4 million is included in “Restructuring charges” while the remaining amount is allocated between “Stock-based compensation expense” and “Other segment items”. See “Note 17—Restructuring Charges” for more information.
(5) During the year ended December 31, 2022, in response to Russia’s invasion of Ukraine, the Company incurred certain incremental expenses associated with its humanitarian response efforts of $4.3 million.
(6) During each of the years ended December 31, 2024, 2023, and 2022, the Company incurred $0.8 million of expenses related to the Tides Foundation Warrant.
Substantially all of the Company’s long-lived assets, including operating lease right-of-use assets, were located in the United States as of December 31, 2024 and 2023.
Note 16—401(k) Plan
The Company offers the Upwork Retirement Savings Plan, which is referred to as the Retirement Plan, a defined contribution plan that allows eligible employees to defer a portion of their pre-tax salary, subject to the statutory annual limits. The Retirement Plan provides for a discretionary employer cash matching contribution. The Company makes matching cash contributions equal to 50% of each dollar contributed, subject to a maximum contribution of $5,000 annually per participant. The Company’s total expense for the matching contributions was $3.9 million, $3.7 million, and $3.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Note 17—Restructuring Charges
In October 2024, the Company announced the Restructuring Plan, intended to continue the Company’s profitable trajectory, increase efficiency, and accelerate innovation for its customers. The Restructuring Plan included various cost-reduction measures, including workforce reductions, reductions in operating expenses, as well as decreases in capital expenditures. As part of the Restructuring Plan, the Company reduced its total workforce by approximately

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

21%. The workforce reductions, including associated cash payments, were substantially completed by December 31, 2024.
The total restructuring charges for the fourth quarter of 2024 were $19.2 million and are presented within the respective functional line items in the Company's consolidated statement of operations and comprehensive (loss), as shown in the following table for the year ended December 31, 2024:

(in thousands)	Employee severance and benefit costs	Contract termination costs	Other charges	Total Restructuring Charges

Cost of revenue	$139	$198	$—	$337
Research and development	3,904	4,249	—	8,153
Sales and marketing	5,262	1,872	—	7,134
General and administrative	1,699	559	1,043	3,301
Other income, net	—	—	261	261
Total	$11,004	$6,878	$1,304	$19,186
Contract termination costs include expenses related to the reduction in force of the Company’s contracted workforce impacted by the Restructuring Plan, as well as vendor contract terminations.
Other charges include additional expenses incurred as part of the Restructuring Plan, such as lease termination costs and disposal of certain fixed assets.
No restructuring charges were recorded for the years ended December 31, 2023 and 2022.
The following table summarizes the Company’s restructuring liability:

(in thousands)	Restructuring Liability
Beginning balance as of January 1, 2024	$—
Restructuring charges incurred	19,186
Payments	(17,101)
Ending balance as of December 31, 2024	$2,085
As of December 31, 2024, the remaining restructuring liability of $2.1 million consists primarily of accrued severance and benefit costs, and vendor termination costs, recorded within “Accrued expenses and other current liabilities” in the accompanying consolidated Balance Sheet. The remaining liability is expected to be settled by the end of the first quarter 2025.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, as of December 31, 2024.
Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.
Management’s Report on Internal Control Over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2024. This report appears on page 53.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
Insider Trading Arrangements
During the three months ended December 31, 2024, one of our directors or officers (as defined in Section 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, intended to satisfy the affirmative defense of Rule 105b-1(c) under the Exchange Act, which is referred to as the Sales Plan, as set forth in the table below.
The Sales Plan included a representation from Ms. Brown to the broker administering the plan that she was not in possession of any material nonpublic information regarding Upwork or the Upwork securities subject to the Sales Plan. A similar representation was made to us in connection with the adoption of the Sales Plan under our Insider Trading Policy. Those representations were made as of the date of adoption or modification of the Sales Plan and speak only as of that date. In making those representations, there is no assurance with respect to any material nonpublic information of which Ms. Brown was unaware, or with respect to any material nonpublic information acquired by her or us after the date of the representation.

Name and Position	Action	Date	Type of Trading Arrangement	Maximum Number of Shares of Common Stock Eligible for Sale		Expiration Date(1)
Hayden Brown	Adoption	December 6, 2024	Rule 10b5-1	753,510	(2)	December 31, 2025
President and Chief Executive Officer
(1) The trading arrangement will be in effect until the earlier of (i) the expiration date set forth in the table and (ii) the date on which the maximum number of shares of our common stock subject to the Sales Plan have been sold thereunder.
(2) Includes (i) up to 193,510 shares issuable upon exercise of a stock option previously granted to Ms. Brown, which stock option is fully vested and exercisable and expires on December 31, 2025 and (ii) up to 560,000 shares held by Ms. Brown.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted an Insider Trading Policy governing the purchase, sale, and other dispositions of Upwork securities that applies to all Upwork personnel, including directors, officers, employees, and other covered persons. The Insider Trading Policy also provides that Upwork will not transact in its own securities unless in compliance with U.S. securities laws. We believe that our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to Upwork. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.
The remaining information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders, which we refer to as the Proxy Statement, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2024, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2024, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2024, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2024, and is incorporated herein by reference.

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
(3) Exhibits.
Exhibit Index

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	001-38678	3.1	June 12, 2023
3.2	Amended and Restated Bylaws.	8-K	001-38678	3.1	May 1, 2024
4.1	Form of Common Stock Certificate.	S-1	333-227207	4.1	September 6, 2018
4.2	Warrant, dated May 1, 2018, by and between Upwork and Tides Foundation.	S-1	333-227207	4.4	September 6, 2018
4.3	Description of Securities Registered Under Section 12 of the Exchange Act.	10-K	001-38678	4.3	February 15, 2024
4.4	Indenture, dated as of August 10, 2021, between Upwork Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-38678	4.1	August 10, 2021
4.5	Form of 0.25% Convertible Senior Notes due 2026 (included in Exhibit 4.4).	8-K	001-38678	4.2	August 10, 2021
10.1*	Form of Indemnity Agreement by and between Upwork and each of its directors and executive officers.	S-1	333-227207	10.1	September 6, 2018
10.2*	2014 Equity Incentive Plan, as amended, and forms of equity agreements thereunder.	S-1	333-227207	10.3	September 6, 2018
10.3*	2018 Equity Incentive Plan and forms of award agreements thereunder.	S-1	333-227207	10.4	September 6, 2018
10.4*	2018 Employee Stock Purchase Plan and enrollment forms thereunder.	S-1	333-227207	10.5	September 6, 2018
10.5*	Offer Letter, dated February 25, 2015, by and between Upwork and Elizabeth Nelson.	S-1	333-227207	10.13	September 6, 2018
10.6*	Offer Letter, dated August 3, 2018, by and between Upwork and Gary Steele.	S-1	333-227207	10.16	September 6, 2018
10.7*	Upwork Performance Bonus Plan.	10-Q	001-38678	10.2	May 8, 2019
10.8*	Offer Letter, dated June 17, 2019 by and between Upwork and Leela Srinivasan.	10-Q	001-38678	10.2	August 7, 2019
10.9*	Change in Control and Severance Agreement, dated December 8, 2019, by and between Upwork and Hayden Brown.	10-K	001-38678	10.8	March 2, 2020
10.10*	Amended and Restated Offer Letter, dated December 8, 2019, by and between Upwork and Hayden Brown.	10-K	001-38678	10.11	March 2, 2020
10.11*	Offer Letter, dated October 13, 2020, by and between Upwork Inc. and Anilu Vazquez-Ubarri.	10-K	001-38678	10.21	February 24, 2021
10.12*	Stock Option Agreement, dated January 18, 2021, by and between Upwork Inc. and Hayden Brown.	10-Q	001-38678	10.1	May 4, 2021
10.13	Form of Capped Call Transaction Confirmation.	8-K	001-38678	10.1	August 10, 2021
10.14*	Offer Letter, dated March 22, 2023, by and between Upwork Inc. and Erica Gessert.	10-Q	001-38678	10.1	May 3, 2023
10.15*	Change in Control and Severance Agreement, dated April 25, 2023, by and between Upwork Inc. and Erica Gessert.	10-Q	001-38678	10.2	May 3, 2023
10.16*	Amended and Restated Offer Letter, dated November 14, 2024, by and between Upwork Inc. and Dave Bottoms.					X
10.17*	Change in Control and Severance Agreement, dated March 18, 2024, by and between Upwork Inc. and Dave Bottoms.					X

19.1	Insider Trading Policy.					X
21.1	List of Subsidiaries.					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature page to Annual Report).					X
31.1
Certification of Principal Executive Officer and Interim Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1#	Certification of Principal Executive Officer and Interim Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1*	Upwork Inc. Incentive Compensation Recovery Policy.	10-K	001-38678	97.1	February 15, 2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 is formatted in Inline XBRL.					X
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

Upwork Inc.
Date: February 13, 2025	By:	/s/ Hayden Brown
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

Signature	Title	Date

/s/ Hayden Brown	President, Chief Executive Officer, and Director	February 13, 2025
Hayden Brown	(Principal Executive Officer)

/s/ Erica Gessert	Chief Financial Officer	February 13, 2025
Erica Gessert	(Principal Financial Officer)

/s/ Olivier Marie	Chief Accounting Officer and Treasurer	February 13, 2025
Olivier Marie	(Principal Accounting Officer)

/s/ Gregory C. Gretsch	Director	February 13, 2025
Gregory C. Gretsch

/s/ Kevin Harvey	Director	February 13, 2025
Kevin Harvey

/s/ Thomas Layton	Director	February 13, 2025
Thomas Layton

/s/ Elizabeth Nelson	Director	February 13, 2025
Elizabeth Nelson

/s/ Leela Srinivasan	Director	February 13, 2025
Leela Srinivasan

/s/ Gary Steele	Director	February 13, 2025
Gary Steele

/s/ Anilu Vazquez-Ubarri	Director	February 13, 2025
Anilu Vazquez-Ubarri