Form 10-Q
period 2025-03-31
UPWORK, INC
filed 2025-05-05
CIK 1627475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of May 1, 2025, there were 131,589,909 shares of the registrant’s common stock outstanding.

Unless otherwise expressly stated or the context otherwise requires, references in this Quarterly Report on Form 10-Q, which we refer to as this Quarterly Report, to “Upwork,” “Company,” “our,” “us,” and “we” and similar references refer to Upwork Inc. and its wholly owned subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include all statements other than statements of historical fact, including any statements regarding our future operating results and financial position, information or predictions concerning the future of our business or strategy, anticipated events and trends, including future research and development, sales and marketing, and general and administrative expenses, and provision for transaction losses, potential growth or growth prospects, competitive position, technological and market trends, industry environment, the economy, our plans with respect to share repurchases, the expected impact of strategic initiatives, and other future conditions. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
UPWORK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share data)	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$304,449	$305,757
Marketable securities	317,619	316,344
Funds held in escrow, including funds in transit	215,942	195,736
Trade and client receivables – net of allowance of $5,326 and $4,646 as of March 31, 2025 and December 31, 2024, respectively	77,917	75,490
Prepaid expenses and other current assets	22,086	17,727
Total current assets	938,013	911,054
Property and equipment, net	34,927	30,056
Goodwill	121,064	121,064
Intangible assets, net	11,174	12,989
Operating lease asset	5,550	5,752
Deferred tax asset	127,762	128,779
Other assets, noncurrent	1,576	1,919
Total assets	$1,240,066	$1,211,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,115	$6,128
Escrow funds payable	215,942	195,736
Accrued expenses and other current liabilities	47,143	59,300
Deferred revenue	7,496	7,269
Total current liabilities	274,696	268,433
Debt, noncurrent	358,389	357,928
Operating lease liability, noncurrent	10,385	9,567
Other liabilities, noncurrent	2,254	308
Total liabilities	645,724	636,236
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.0001 par value; 490,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 134,048,900 and 135,348,453 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	13	14
Additional paid-in capital	634,527	653,575
Accumulated and other comprehensive income	548	264
Accumulated deficit	(40,746)	(78,476)
Total stockholders’ equity	594,342	575,377
Total liabilities and stockholders’ equity	$1,240,066	$1,211,613
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2025	2024
Revenue	$192,706	$190,937
Cost of revenue	41,806	44,193
Gross profit	150,900	146,744
Operating expenses
Research and development	46,152	52,916
Sales and marketing	35,751	47,851
General and administrative	28,048	32,001
Provision for transaction losses	2,259	927
Total operating expenses	112,210	133,695
Income from operations	38,690	13,049
Other income, net	6,317	6,722
Income before income taxes	45,007	19,771
Income tax provision	(7,277)	(1,329)
Net income	$37,730	$18,442

Net income per share:
Basic	$0.28	$0.14
Diluted	$0.27	$0.13

Weighted-average shares used to compute net income per share:
Basic	135,208	136,357
Diluted	142,777	143,657

Other comprehensive income, net of tax:
Net unrealized holding gain (loss) on marketable securities, net	$284	$(591)
Total comprehensive income	$38,014	$17,851
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended March 31, 2025	Shares	Amount
Balances as of December 31, 2024	135,348,453	$14	$653,575	$264	$(78,476)	$575,377
Issuance of common stock upon exercise of stock options	163,078	—	652	—	—	652
Stock-based compensation expense	—	—	13,337	—	—	13,337
Issuance of common stock for settlement of RSUs	869,141	—	—	—	—	—
Tides Foundation common stock warrant expense	—	—	188	—	—	188
Repurchase of common stock, including excise tax	(2,331,772)	(1)	(33,225)	—	—	(33,226)
Unrealized gain on marketable securities	—	—	—	284	—	284
Net income	—	—	—	—	37,730	37,730
Balances as of March 31, 2025	134,048,900	$13	$634,527	$548	$(40,746)	$594,342

(In thousands, except share amounts)	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended March 31, 2024	Shares	Amount	Shares	Amount
Balances as of December 31, 2023	137,272,754	$14	—	$—	$674,918	$205	$(294,062)	$381,075
Issuance of common stock upon exercise of stock options and common stock warrants	37,650	—	—	—	106	—	—	106
Stock-based compensation expense	—	—	—	—	17,085	—	—	17,085
Issuance of common stock for settlement of RSUs	854,221	—	—	—	—	—	—	—
Tides Foundation common stock warrant expense	—	—	—	—	188	—	—	188
Repurchase of common stock, including excise tax	(5,046,280)	(1)	(175,000)	(2,138)	(65,290)	—	—	(67,429)
Unrealized loss on marketable securities	—	—	—	—	—	(591)	—	(591)
Net income	—	—	—	—	—	—	18,442	18,442
Balances as of March 31, 2024	133,118,345	$13	(175,000)	$(2,138)	$627,007	$(386)	$(275,620)	$348,876
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,730	$18,442
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for transaction losses	2,066	796
Depreciation and amortization	4,861	3,146
Amortization of debt issuance costs	460	460
Accretion of discount on purchases of marketable securities, net	(1,943)	(4,876)
Amortization of operating lease asset	202	847
Tides Foundation common stock warrant expense	188	188
Stock-based compensation expense	12,272	16,942
Changes in operating assets and liabilities:
Trade and client receivables(1)	(3,535)	(3,231)
Prepaid expenses and other assets	(3,298)	(2,129)
Operating lease liability	830	(1,549)
Accounts payable	(1,987)	782
Accrued expenses and other liabilities	(11,108)	(10,897)
Deferred revenue	227	(4,107)
Net cash provided by operating activities	36,965	14,814
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(50,708)	(149,876)
Proceeds from maturities of marketable securities	51,380	131,772
Proceeds from sale of marketable securities	280	26,909
Purchases of property and equipment	(2,472)	(177)
Internal-use software and platform development costs	(3,703)	(2,488)
Net cash (used in) provided by investing activities	(5,223)	6,140
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in escrow funds payable, net(1)	19,258	1,392
Proceeds from exercises of stock options and common stock warrants	652	106
Repurchase of common stock	(33,054)	(66,876)
Net cash used in financing activities	(13,144)	(65,378)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	18,598	(44,424)
Cash, cash equivalents, and restricted cash—beginning of period	505,593	296,418
Cash, cash equivalents, and restricted cash—end of period	$524,191	$251,994
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	451	458
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Property and equipment purchased but not yet paid	875	160
Internal-use software and platform development costs incurred but not yet paid	227	30
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, which is referred to as U.S. GAAP, and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which is referred to as the Annual Report, filed with the SEC on February 13, 2025.
The condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by U.S. GAAP.
The condensed consolidated financial statements include the accounts of Upwork and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.
The accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair statement of the financial position, results of operations, changes in stockholders’ equity and cash flows for the interim periods, but do not purport to be indicative of the results of operations or financial condition to be anticipated for the full year ending December 31, 2025. Prior period presentation has been revised to conform to the current period presentation as of March 31, 2025.
Changes in Presentation
In 2024, the Company elected to change the presentation of certain cash flows on its Consolidated Statement of Cash Flows. The change in Trade and client receivables relating to amounts received on behalf of talent to fund their escrow accounts was reclassified from operating activities to financing activities, reflected within the caption Change in escrow funds payable, net. Prior period comparative amounts have been recast to conform to the current period presentation. This change had the impact of increasing cash flow provided by operating activities by $9.2 million for the three months ended March 31, 2024, and a corresponding offset in cash used in financing activities. This reclassification did not affect the previously reported total cash balances on the Consolidated Statement of Cash Flows. Additionally, these reclassifications had no impact on the Consolidated Statements of Operation and Comprehensive Income, Consolidated Balance Sheets, or Consolidated Statements of Shareholders’ Equity.
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
Recent Accounting Pronouncements Not Yet Adopted
With the exception of those discussed below, the Company has reviewed the accounting pronouncements issued prior to or during the three months ended March 31, 2025 and concluded they were either not applicable or not expected to have a material impact on the Company’s condensed consolidated financial statements.
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
Note 3—Revenue
Disaggregation of Revenue
Based on the information provided to and reviewed by the Chief Operating Decision Maker, which is referred to as the CODM, the nature, amount, timing, and uncertainty of revenue and cash flows and how they are affected by economic factors are most appropriately depicted by the type of service and primary geographical markets. Revenues recorded within these categories are earned from similar products and services for which the nature of associated fees and the related revenue recognition models are substantially similar.
The Company disaggregates revenue by two types of services: Marketplace revenue and Enterprise revenue.

The following table sets forth total revenue by type of service for the periods presented:

	Three Months Ended March 31,
(In thousands)	2025	2024
Marketplace	$166,293	$164,330
Enterprise	26,413	26,607
Total revenue	$192,706	$190,937
The following table sets forth total revenue by geographic area based on the billing address of talent and clients for the periods presented:

	Three Months Ended March 31,
(In thousands)	2025	2024
Talent
United States	$27,339	$27,767
Philippines	14,584	14,556
India	13,501	14,469
Rest of world (1)	52,371	53,391
Total talent	107,795	110,183
Clients
United States	59,242	59,760
Rest of world (1)	25,669	20,994
Total clients	84,911	80,754
Total revenue	$192,706	$190,937
(1) During each of the three months ended March 31, 2025 and 2024, no single country included in the Rest of world category had revenue that exceeded 10% of total talent revenue, total clients revenue, or total revenue.
Deferred Revenue and Remaining Performance Obligation
Deferred revenue represents amounts billed in advance for services not yet rendered.
Deferred revenue expected to be recognized within the next twelve months is classified as current deferred revenue.
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

Contract Balances
The following table provides information about the balances of the Company’s Trade and client receivables, net of allowance and contract liabilities included in deferred revenue and other liabilities, noncurrent as of the dates presented:

(In thousands)	March 31, 2025	December 31, 2024
Trade and client receivables, net of allowance	$77,917	$75,490
Contract liabilities
Deferred revenue, current	7,496	7,269
During the three months ended March 31, 2025, changes in the contract liabilities balances were primarily the result of normal business activity, including the deferral and subsequent recognition of revenue related to arrangements with talent subject to tiered service fees and related allocation of transaction price to material rights.
Revenue recognized during the three months ended March 31, 2025 that was included in deferred revenue as of December 31, 2024 was $7.2 million. Revenue recognized during the three months ended March 31, 2024 that was included in deferred revenue as of December 31, 2023 was $9.3 million.
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
The Company’s financial instruments that are carried at fair value consist of Level I and Level II assets as of March 31, 2025 and December 31, 2024. The following tables summarize the Company’s available-for-sale marketable securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category reported as cash equivalents or marketable securities as of March 31, 2025 and December 31, 2024:

(In thousands) March 31, 2025	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cash Equivalents	Marketable Securities
Level I
Money market funds	$215,450	$—	$—	$215,450	$215,450	$—
Treasury bills	151,886	2	(6)	151,882	—	151,882
U.S. government securities	31,654	71	—	31,725	—	31,725
Total Level I	398,990	73	(6)	399,057	215,450	183,607
Level II
Commercial paper	11,167	—	—	11,167	—	11,167
Corporate bonds	115,599	533	(66)	116,066	—	116,066
Commercial deposits	1,743	—	—	1,743	—	1,743
Asset-backed securities	317	1	—	318	—	318
Foreign government and agency securities	4,706	19	(7)	4,718	—	4,718
Total Level II	133,532	553	(73)	134,012	—	134,012
Total	$532,522	$626	$(79)	$533,069	$215,450	$317,619

(In thousands) December 31, 2024	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cash Equivalents	Marketable Securities
Level I
Money market funds	$193,481	$—	$—	$193,481	$193,481	$—
Treasury bills	131,022	40	—	131,062	—	131,062
U.S. government securities	32,625	22	(33)	32,614	—	32,614
Total Level I	357,128	62	(33)	357,157	193,481	163,676
Level II
Commercial paper	16,233	—	—	16,233	—	16,233
Corporate bonds	126,395	431	(144)	126,682	—	126,682
Commercial deposits	4,121	—	—	4,121	—	4,121
Asset-backed securities	592	2	—	594	—	594
Foreign government and agency securities	5,036	14	(12)	5,038	—	5,038
Total Level II	152,377	447	(156)	152,668	—	152,668
Total	$509,505	$509	$(189)	$509,825	$193,481	$316,344
Additionally, the Company deposits funds held in escrow in interest-bearing and non-interest-bearing cash accounts. The interest earned on the interest-bearing accounts is included in Revenue in the Company’s condensed consolidated statement of operations and comprehensive income. As of March 31, 2025 and December 31, 2024, the fair value of the Company’s funds held on behalf of customers and held in interest-bearing cash accounts was measured using Level I inputs.

The following table summarizes the remaining contractual maturities of our cash equivalents and marketable securities as of March 31, 2025:

(In thousands)	Amortized Cost	Fair Value
Due within one year	$385,795	$385,792
Due after one year through five years	146,727	147,277
Total	$532,522	$533,069
Unrealized Investment Losses
For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell these securities, nor does it anticipate that it will need to or be required to sell the securities. As of March 31, 2025 and December 31, 2024, the decline in fair value of these securities was attributable to changes in interest rates and not due to credit-related factors. As of March 31, 2025 and December 31, 2024, the Company considered any decreases in market value to be temporary in nature and did not consider any of the Company’s marketable securities to be other-than-temporarily impaired. The Company did not record any impairment charges with respect to its marketable securities during each of the three months ended March 31, 2025 and 2024.
During the three months ended March 31, 2025 and 2024, interest income, net was $7.1 million and $7.7 million, respectively. Interest income, net is included in Other income, net in the Company’s condensed consolidated statement of operations and comprehensive income.
Note 5—Balance Sheet Components
Cash and Cash Equivalents, Restricted Cash, and Funds Held In Escrow, Including Funds In Transit
The following table reconciles cash and cash equivalents, restricted cash, and funds held in escrow that are restricted as reported in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 to the total of the same amounts shown in the condensed consolidated statement of cash flows for the three months ended March 31, 2025:

(In thousands)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$304,449	$305,757
Restricted cash	3,800	4,100
Funds held in escrow, including funds in transit	215,942	195,736
Total cash, cash equivalents, and restricted cash as shown in the condensed consolidated statement of cash flows	$524,191	$505,593
Property and Equipment, Net
Property and equipment, net consisted of the following as of the dates presented:

(In thousands)	March 31, 2025	December 31, 2024
Internal-use software and platform development	$64,145	$59,815
Computer equipment and software	7,066	6,817
Leasehold improvements	8,683	6,025
Office furniture and fixtures	1,940	1,755
Total property and equipment	81,834	74,412
Less: accumulated depreciation	(46,907)	(44,356)
Property and equipment, net	$34,927	$30,056

For the three months ended March 31, 2025 and 2024, depreciation expense related to property and equipment, excluding internal-use software and platform development, was $0.4 million and $0.6 million, respectively.
For the three months ended March 31, 2025 and 2024, the Company capitalized $4.6 million and $2.5 million of internal-use software and platform development costs, respectively.
For the three months ended March 31, 2025 and 2024, amortization expense related to the capitalized internal-use software and platform development costs was $2.6 million and $2.1 million, respectively.
Net Intangibles Assets
The carrying value of intangible assets was as follows as of the dates presented:

	March 31, 2025			December 31, 2024
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$11,000	$1,222	$9,778	$11,000	$305	$10,695
Assembled workforce	3,188	2,125	1,063	3,188	1,727	1,461
Customer relationships	1,000	667	333	1,000	167	833
Total	$15,188	$4,014	$11,174	$15,188	$2,199	$12,989
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of the dates presented:

(In thousands)	March 31, 2025	December 31, 2024
Accrued compensation and related benefits	$14,170	$30,666
Accrued indirect taxes	14,624	11,394
Accrued vendor expenses	9,060	9,485
Accrued payment processing fees	4,936	4,478
Operating lease liability, current	1,636	1,624
Accrued talent costs	2,079	801
Other	638	852
Total accrued expenses and other current liabilities	$47,143	$59,300
Stockholders’ Equity
2025 PSU Awards
During the three months ended March 31, 2025, the compensation committee of the Company’s board of directors, which is referred to as the compensation committee, approved the grant of performance stock unit awards, which are referred to as PSUs, to certain members of the Company’s leadership team under the Company’s 2018 Equity Incentive Plan, which awards are referred to as the 2025 PSU Awards. These awards were granted on March 18, 2025, which is referred to as the 2025 PSU Grant Date.
Up to fifty percent of the maximum number of shares subject to the 2025 PSU Awards are eligible to vest based on the Company’s achievement of certain financial performance targets over the two-year performance period consisting of the Company’s fiscal years ending December 31, 2025 and 2026, and up to the remaining fifty percent of the maximum number of shares subject to the 2025 PSU Awards are eligible to vest based on the Company’s achievement of certain financial performance targets over the three-year performance period consisting of the Company’s fiscal years ending December 31, 2025, 2026, and 2027.
For each performance period, the number of PSUs that become earned and eligible to vest is based on the Company’s achievement of pre-established financial and market-based performance targets established by the compensation committee at the time of grant, which is referred to as the PSU Performance Condition. Following the completion of a performance period, the compensation committee will certify the Company’s achievement of the PSU Performance Condition with respect to such performance period. The dates on which such certifications take place are referred to as Certification Dates. In order for any PSUs to be earned and vest, a recipient must be in continuous service with the Company on the applicable Certification Date, which is referred to as the PSU Service Condition.
The Company classifies the 2025 PSU Awards as equity awards. Stock-based compensation expense related to the 2025 PSU Awards is a component of operating expenses in the Company’s condensed consolidated statements of operations and comprehensive income and is recognized over the longer of the expected achievement period for the PSU Performance Condition and the PSU Service Condition, which is 23 months and 35 months for the shares eligible to vest under the 2025 PSU Awards based on performance in each of the performance periods ending December 31, 2026 and 2027, respectively. The grant date fair value of the 2025 PSU Awards was determined using valuation models that incorporate the impact of market-based conditions. At each reporting date prior to the Certification Dates, the number of 2025 PSU Awards that are probable of vesting will be reassessed and any changes are reflected in stock-based compensation expense for the period.
Share Repurchase Program
In October 2024, the Company’s board of directors authorized a share repurchase program for the repurchase of up to $100.0 million of shares of the Company’s outstanding common stock, which is referred to as the 2024 Share Repurchase Authorization. Repurchases of the Company’s common stock under the 2024 Share Repurchase Authorization may be made from time to time on the open market (including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act of 1934, as amended), in privately negotiated transactions, or by other methods, at the Company’s discretion, and in accordance with applicable securities laws and other restrictions. The 2024 Share Repurchase Authorization has no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason. The 2024 Share Repurchase Authorization does not obligate the Company to repurchase any dollar amount or number of shares, and the timing and amount of any repurchases will depend on market and business conditions.
During the three months ended March 31, 2025, the Company repurchased and subsequently retired 2.3 million shares of its common stock under the 2024 Share Repurchase Authorization for an aggregate amount of $33.1 million at an average price of $14.18 per share, including fees associated with the repurchases and excluding excise tax. As of March 31, 2025, the Company had $66.9 million available for repurchases under the 2024 Share Repurchase Authorization.
The Company previously repurchased $100.0 million of common stock under the share repurchase program authorized by the Company’s board of directors in November 2023. These repurchases were completed between February 2024 and April 2024, and the program was fully utilized as of December 31, 2024.
Note 6—Commitments and Contingencies
Letters of Credit
In conjunction with the Company’s operating lease agreements, as of March 31, 2025 and December 31, 2024, the Company had irrevocable letters of credit outstanding in the aggregate amount of $0.3 million and $0.6 million, respectively. The letters of credit are collateralized by restricted cash in the same amount. No amounts had been drawn against these letters of credit as of March 31, 2025 and December 31, 2024.

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
As of March 31, 2025 and December 31, 2024, the Company was not a party to any material legal proceedings or claims, nor is the Company aware of any pending or threatened litigation or claims, including non-income tax matters, that could reasonably be expected to have a material adverse effect on its business, operating results, cash flows, or financial condition. Accordingly, the amounts accrued for contingencies for which the Company believes a loss is probable were not material as of March 31, 2025 and December 31, 2024.
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

Note 7—Debt
The following table presents the carrying value of the Company’s debt obligations as of March 31, 2025 and December 31, 2024:

(In thousands)	March 31, 2025	December 31, 2024
Convertible senior notes	$360,998	$360,998
Total debt	360,998	360,998
Less: unamortized debt issuance costs	(2,609)	(3,070)
Debt, noncurrent	$358,389	$357,928
Weighted-average interest rate	0.77%	0.76%
Convertible Senior Notes Due 2026
In August 2021, the Company issued 0.25% convertible senior notes due 2026, which are referred to as the Notes. The Notes were issued pursuant to and are subject to the terms and conditions of an indenture between the Company and Computershare Trust Company, National Association (as successor in interest to Wells Fargo Bank, National Association), as trustee, which is referred to as the Indenture. The Notes were offered and sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. As of March 31, 2025 and December 31, 2024, $361.0 million aggregate principal amount of the Notes remained outstanding.
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
For each of the three months ended March 31, 2025 and 2024, interest expense was $0.2 million and amortization of the issuance costs was $0.5 million related to the Notes.
As of March 31, 2025 and December 31, 2024, the if-converted value of the Notes did not exceed the outstanding principal amount. As of March 31, 2025, the total estimated fair value of the Notes was $335.7 million and was determined based on a market approach using actual bids and offers of the Notes in an over-the-counter market on the last trading day of the period. The Company considers these assumptions to be Level II inputs in accordance with the fair value hierarchy described in “Note 4—Fair Value Measurements.”
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
Note 8—Net Income per Share
The following table sets forth the computation of the Company’s basic and diluted net income per share for the periods presented:

	Three Months Ended March 31,
(In thousands, except share and per share data)	2025	2024
Numerator:
Basic: net income	$37,730	$18,442
Interest expense related to convertible senior notes, net of tax	576	640
Diluted	$38,306	$19,082

Denominator:
Weighted-average shares used to compute net income per share, basic and diluted
Basic	135,208,178	136,356,961
Options to purchase common stock	590,766	1,204,762
Common stock issuable upon vesting of restricted stock units and performance stock units	971,177	—
Common stock issuable upon exercise of common stock warrants	232,847	297,781
Common stock issuable in connection with employee stock purchase plan	310,599	334,500
Common stock issuable in connection with convertible senior notes	5,463,045	5,463,045
Diluted	142,776,612	143,657,049

Net income per share:
Basic	$0.28	$0.14
Diluted	$0.27	$0.13
The following potentially dilutive shares were excluded from the computation of diluted net income per share because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Options to purchase common stock	1,500,000	2,020,500
Common stock issuable upon vesting of restricted stock units and performance stock units	9,389,674	13,370,738
Common stock issuable in connection with employee stock purchase plan	373,809	980,231
Total	11,263,483	16,371,469

Note 9—Income Taxes
The Company computes its provision for income taxes by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusts the provision for discrete tax items recorded in the period.
The Company’s income tax provision was $7.3 million and $1.3 million for the three months ended March 31, 2025 and 2024, respectively. The income tax provision for the three months ended March 31, 2025 was primarily driven by income in the United States and non-deductible compensation, offset by the generation of research and development tax credits and the benefit from the Foreign-Derived Intangible Income deduction. The lower income tax provision for 2024 was primarily attributable to the valuation allowance recorded during that period.
The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance when it is more likely than not that some or all of the deferred tax assets will not be realized. This assessment is based on the weight of all available positive and negative evidence and considers factors such as cumulative pre-tax income or losses, anticipated future earnings, the impact of permanent differences, and items recorded in other comprehensive income.
Based on all available positive and negative evidence, having demonstrated sustained profitability, which is objective and verifiable, and taking into account anticipated future earnings, the Company concluded it is more likely than not that its U.S. federal and state deferred tax assets will be realizable.
The Company is subject to taxation in the United States and various other state and foreign jurisdictions. As of March 31, 2025, the Company’s tax years 2001 to 2023 remain subject to examination by the major taxing jurisdictions in which the Company is subject to tax. Due to differing interpretations of tax laws and regulations, tax authorities may dispute the Company’s tax filing positions.
The Company periodically evaluates its exposures associated with its tax filing positions and believes that adequate amounts have been reserved for adjustments that may result from tax examinations.
Note 10—Segment Information
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly provided to the CODM in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The accounting policies of the Company’s reportable segment, as well as how the Company derives revenue, are consistent with those described in “Note 2—Basis of Presentation and Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
The CODM uses consolidated net income to assess performance, evaluate cost optimization, and allocate resources, including personnel-related and financial or capital resources, in the annual budget and forecasting process, as well as budget-to-actual variances on a monthly basis. As such, the Company has determined that it operates as one operating and reportable segment.
The following tables set forth significant expense categories and other specified amounts included in consolidated net income that are otherwise regularly provided to the CODM for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Revenue	$192,706	$190,937
Cost of revenue (1)	39,201	41,909
Research and development (1)	38,544	44,658
Sales and marketing (1)	33,750	44,906
General and administrative (1)(2)	22,940	25,212
Provision for transaction losses	2,259	927
Stock-based compensation expense	12,272	16,942
Depreciation and amortization	4,861	3,146
Interest income	(7,098)	(7,685)
Interest expense	686	693
Income tax (benefit) provision	7,277	1,329
Other segment items (3)	284	458
Segment net income	$37,730	$18,442
(1) For all periods presented, excludes stock-based compensation and depreciation and amortization included in cost of revenue, research and development, sales and marketing, and general and administrative expenses, as these amounts are regularly provided to the CODM.
(2) For all periods presented, excludes expenses related to the warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.01 per share issued to the Tides Foundation in 2018, which is referred to as the Tides Foundation Warrant.
(3) For all periods presented, the Company incurred $0.2 million of expenses related to the Tides Foundation Warrant.
There are no reconciling items or adjustments between segment net revenues, net income, total assets and consolidated net revenues, net income and total assets.
Substantially all of the Company’s long-lived assets were located in the United States as of March 31, 2025 and December 31, 2024.

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
Overview
Independent talent is an increasingly sought-after, critical, and expanding segment of the global workforce. We operate the world’s largest work marketplace that connects businesses with independent talent from across the globe, as measured by gross services volume, which we refer to as GSV. GSV represents the total amount that clients spend on our offerings as well as additional fees we charge to talent and clients for other services. We define talent as customers that advertise and provide services to clients through our work marketplace, and we define clients as customers that seek and work with talent through our work marketplace. Talent includes independent professionals and agencies of varying sizes. Clients on our work marketplace range in size, from independent professionals and small businesses to Fortune 100 companies. We refer to talent and clients together as customers.
Financial Highlights
Over the past several years, we have implemented a number of strategic initiatives intended to drive long-term growth, enhance monetization, and improve operational efficiency. These initiatives include (i) increasing the number of Connects (which are virtual tokens that are required for talent to bid on projects and purchase ads products on our work marketplace) needed by talent to bid on projects, (ii) expanding our ads and monetization products on the work marketplace, (iii) executing operational efficiency initiatives aimed at improving profitability, (iv) retiring the tiered service fee structure for talent working with clients on our Marketplace offering in favor of a flat fee, (v) implementing a new Enterprise strategy, including expanded offerings to serve broader client segments, and (vi) continuing to invest in generative AI capabilities and premium offerings.
While evolving macroeconomic conditions and broader economic headwinds continue to weigh on customer demand and spending behavior, these strategic initiatives contributed to Marketplace take rate expansion and revenue growth in the three months ended March 31, 2025. Marketplace revenue slightly increased by 1% to $166.3 million for the three months ended March 31, 2025, compared to $164.3 million in the same period in 2024. Marketplace take rate increased to 18.3% for the three months ended March 31, 2025, compared to 17.7% in the same period in 2024, reflecting the growing contributions from ads and monetization products. We expect Marketplace take rate to remain relatively constant throughout the remainder of 2025.
During the three months ended March 31, 2025, we generated net income of $37.7 million and adjusted EBITDA of $56.0 million, compared to net income of $18.4 million and adjusted EBITDA of $33.3 million during the same period in 2024. These changes are primarily due to the cost-saving measures implemented in recent years, including reduced investments in brand marketing and vendor spend. We expect these cost-saving measures will continue to positively impact net income and adjusted EBITDA throughout the remainder of 2025, as compared to 2024.
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
Key Financial and Operational Metrics
We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. As of and for the three months ended March 31, 2025 and 2024, our key financial and operating metrics were as follows:

	Three Months Ended March 31,		Change
(In thousands, except percentages and basis points)	2025	2024
GSV	$987,712	$1,008,797	(2)%
Marketplace revenue	$166,293	$164,330	1%
Marketplace take rate	18.3%	17.7%	60 bps
Net income	$37,730	$18,442	105%
Adjusted EBITDA (1)	$56,011	$33,325	68%
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

	As of March 31,		% Change
(Active clients are in thousands)	2025	2024
Active clients	812	872	(7)%
GSV per active client	$4,912	$4,755	3%
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
Marketplace Revenue
Marketplace revenue is the primary driver of our business, and we believe it provides comparability to other online marketplaces. Marketplace revenue represents the majority of our revenue and is derived from our Marketplace offerings, which include all offerings other than our Enterprise offerings—Enterprise Solutions and Managed Services. We generate Marketplace revenue from both talent and clients. Marketplace revenue is primarily generated from talent service fees paid by talent as a percentage of the total amount talent charges clients for services accessed on our Marketplace, and to a lesser extent, client marketplace fees. We also generate Marketplace revenue through ads and monetization products, including purchases of Connects, talent memberships, and other services, such as foreign currency exchange when clients choose to pay in currencies other than the U.S. dollar. Additionally, we earn interest on funds held on behalf of customers, which is included in Marketplace revenue.
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

The following table presents a reconciliation of net income, the most directly comparable financial measure prepared in accordance with U.S. GAAP, to adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
(In thousands)	2025	2024
Net income	$37,730	$18,442
Add back (deduct):
Stock-based compensation expense	12,272	16,942
Depreciation and amortization	4,861	3,146
Other income, net	(6,317)	(6,722)
Income tax provision	7,277	1,329
Other (1)	188	188
Adjusted EBITDA	$56,011	$33,325
(1) During the three months ended March 31, 2025 and 2024, we incurred $0.2 million of expense related to the warrant to purchase 500,000 shares of our common stock at an exercise price of $0.01 per share issued to the Tides Foundation in 2018.

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
Because of these and other limitations, you should consider adjusted EBITDA along with net income and our other financial performance measures prepared in accordance with U.S. GAAP.
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
Income Tax Provision
Income tax provision consists primarily of U.S. federal and state income taxes. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.

Results of Operations
The following table sets forth our condensed consolidated results of operations for the periods presented:

	Three Months Ended March 31,
(In thousands)	2025	2024
Revenue
Marketplace	$166,293	$164,330
Enterprise	26,413	26,607
Total revenue	192,706	190,937
Cost of revenue (1)	41,806	44,193
Gross profit	150,900	146,744
Operating expenses
Research and development (1)	46,152	52,916
Sales and marketing (1)	35,751	47,851
General and administrative (1)	28,048	32,001
Provision for transaction losses	2,259	927
Total operating expenses	112,210	133,695
Income from operations	38,690	13,049
Other income, net	6,317	6,722
Income before income taxes	45,007	19,771
Income tax provision	(7,277)	(1,329)
Net income	$37,730	$18,442
(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Cost of revenue	$187	$466
Research and development	5,812	7,370
Sales and marketing	1,501	2,936
General and administrative	4,772	6,170
Total stock-based compensation	$12,272	$16,942

Comparison of the Three Months Ended March 31, 2025 and 2024
Revenue

	Three Months Ended March 31,
(In thousands, except percentages)	2025	2024	Change
Marketplace	$166,293	$164,330	$1,963	1%
Percentage of total revenue	86%	86%
Enterprise	26,413	26,607	(194)	(1)%
Percentage of total revenue	14%	14%
Total revenue	$192,706	$190,937	$1,769	1%

During the three months ended March 31, 2025, macroeconomic conditions adversely impacted GSV, which declined 2%, compared to the same period in 2024. The number of active clients decreased 7% as of March 31, 2025, compared to March 31, 2024, driven by slower growth in acquisition of new clients. GSV per active client increased 3% as of March 31, 2025, compared to March 31, 2024. We expect no material improvement to macroeconomic conditions throughout the remainder of 2025.
For the three months ended March 31, 2025, total revenue was $192.7 million, representing an increase of $1.8 million, or 1%, compared to the same period in 2024.
Marketplace revenue increased by $2.0 million, or 1%, compared to the same period in 2024, primarily driven by higher revenue from ads and monetization products. This increase was partially offset by a decrease in talent service fees, attributable to lower recognition of deferred revenue, resulting from our 2023 transition from a tiered service fee structure to a flat fee model. We expect Marketplace revenue to decline for the remainder of 2025 compared to the same periods in 2024, reflecting the anticipated impact of broader macroeconomic conditions.
For the three months ended March 31, 2025, Enterprise revenue decreased by 1% compared to the same period in 2024. During the first quarter of 2025, we focused on supporting existing Enterprise clients, which contributed to stable active account trends despite a challenging macro environment, and improving year-over-year trends in spend per active enterprise client. As we continue refining our Enterprise strategy, we expect Enterprise revenue to decline for the remainder of the year compared to the same periods in 2024.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,
(In thousands, except percentages)	2025	2024	Change
Cost of revenue	$41,806	$44,193	$(2,387)	(5)%
Total gross margin	78%	77%
For the three months ended March 31, 2025, cost of revenue decreased by $2.4 million, or 5%, compared to the same period in 2024. This decrease was primarily driven by a $1.9 million reduction in data center and customer support costs and a $1.1 million decrease in costs associated with our Upwork Professional offering, reflecting ongoing hosting optimization efforts and workforce reductions, as well as a $0.4 million reduction in payment processing fees. These decreases were partially offset by a $0.5 million increase in the cost of talent services to deliver Managed Services revenue and $0.6 million in amortization expense related to internal-use software and platform development costs.
For the three months ended March 31, 2025, gross margin increased to 78% compared to 77% in the same period in 2024, primarily due to lower cost of revenue driven by cost-optimization efforts implemented in prior year, including workforce reductions and other cost-saving measures.

We expect cost of revenue to decrease in absolute dollars in future periods, reflecting both the impact of cost optimization efforts and an expected decrease in revenue on our work marketplace. Amounts paid to talent in connection with our Managed Services offering are tied to the volume of managed services used by our clients. The level and timing of these items could fluctuate and affect our cost of revenue in the future. We expect gross margin to remain consistent throughout the remainder of 2025, compared to 2024.
Research and Development

	Three Months Ended March 31,
(In thousands, except percentages)	2025	2024	Change
Research and development	$46,152	$52,916	$(6,764)	(13)%
Percentage of total revenue	24%	28%
For the three months ended March 31, 2025, research and development expense decreased by $6.8 million, or 13%, compared to the same period in 2024. The decrease was primarily driven by a $4.5 million reduction in personnel-related costs, attributable to workforce reduction and other cost-saving measures implemented in 2024, as well as $2.2 million in incremental internal-use software and platform development costs that we capitalized during the three months ended March 31, 2025. These costs were partially offset by a $0.9 million increase in amortization of intangible assets compared to the same period in 2024.
While we remain committed to ongoing innovation to further enhance our platform, building new features, with a focus on generative AI, we expect total research and development expenses to decrease throughout the remainder of 2025, compared to 2024.
Sales and Marketing

	Three Months Ended March 31,
(In thousands, except percentages)	2025	2024	Change
Sales and marketing	$35,751	$47,851	$(12,100)	(25)%
Percentage of total revenue	19%	25%
For the three months ended March 31, 2025, sales and marketing expense decreased by $12.1 million, or 25%, compared to the same period in 2024. The decrease was primarily due to cost-optimization efforts implemented in the prior year, including the realignment and streamlining of our sales and marketing workforce. As a result, personnel-related costs decreased by $9.4 million and marketing and advertising expense decreased by $1.9 million compared to the same period in 2024.
We expect sales and marketing expense to continue to decrease throughout the remainder of 2025 compared to 2024, primarily due to the ongoing impact of workforce-related changes and other cost-saving initiatives implemented in 2024.
General and Administrative

	Three Months Ended March 31,
(In thousands, except percentages)	2025	2024	Change
General and administrative	$28,048	$32,001	$(3,953)	(12)%
Percentage of total revenue	15%	17%
For the three months ended March 31, 2025, general and administrative expense decreased by $4.0 million, or 12%, compared to the same period in 2024. The decrease was primarily driven by a $2.6 million reduction in personnel-related costs, largely due to lower stock-based compensation expense.

While general and administrative expenses are expected to increase modestly in the second and third quarters of 2025, primarily due to the timing of certain operational initiatives, we expect fourth quarter and full-year general and administrative expenses to be lower compared to 2024.
Provision for Transaction Losses

	Three Months Ended March 31,
(In thousands, except percentages)	2025	2024	Change
Provision for transaction losses	$2,259	$927	$1,332	144%
Percentage of total revenue	1.2%	0.5%
For the three months ended March 31, 2025, provision for transaction losses increased by $1.3 million, compared to the same period in 2024. The provision for the three months ended March 31, 2024, was lower primarily due to better than expected collections during that period. We expect provisions for transaction losses to return to normalized levels of between 1% to 2% of revenue for the remainder of 2025.
Other Income, Net

	Three Months Ended March 31,
(In thousands, except percentages)	2025	2024	Change
Other income, net	$6,317	$6,722	$(405)	(6)%
For the three months ended March 31, 2025, other income, net decreased, compared to the same period in 2024, due to decreases in interest income earned on marketable securities.
Income Tax Provision

	Three Months Ended March 31,
(In thousands, except percentages)	2025	2024	Change
Income tax provision	$(7,277)	$(1,329)	$(5,948)	448%
Effective tax rate	16.2%	6.7%
For the three months ended March 31, 2025, our income tax provision increased by $5.9 million, compared to the same period in 2024. Our effective tax rate was 16.2% for the three months ended March 31, 2025, compared to 6.7% for the same period in 2024. The increase in our effective tax rate was primarily driven by the absence of a valuation allowance in the current period, whereas the prior-year rate reflected a lower tax expense due to the impact of a valuation allowance on our U.S. deferred tax assets.
Our income tax provision for the three months ended March 31, 2025, was primarily driven by income in the United States and non-deductible compensation, offset by the generation of research and development tax credits and the benefit from the Foreign-Derived Intangible Income deduction.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents and marketable securities. Our cash equivalents and marketable securities primarily consist of money market funds, commercial paper, treasury bills, corporate bonds, U.S. and foreign government securities, asset-backed securities, and other types of fixed income securities. The primary objective of our investment activities from our operating investments is to preserve principal while maximizing income without significantly increasing risk. Since our inception, our business has consisted of the operation of an online work marketplace that connects businesses with independent talent from across the globe, and we do not make investments for trading or speculative purposes. As of March 31, 2025 and December 31, 2024, we had $304.4 million and $305.8 million in cash and cash equivalents, respectively. As of March 31, 2025 and December 31, 2024, we had $317.6 million and $316.3 million in marketable securities, respectively.

We believe our existing cash and cash equivalents, marketable securities, and cash flow from operations (in periods in which we generate cash flow from operations) will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital requirements and capital expenditure requirements. In the long term, our ability to support our working capital and capital expenditure requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support research and development efforts, the cost to host our work marketplace, the introduction of new offerings and services, the continuing market adoption of our work marketplace, any acquisitions or investments that we make in complementary businesses, products, and technologies, macroeconomic conditions, any repurchases of shares of our outstanding common stock or our 0.25% convertible senior notes due 2026, which we refer to as the Notes, and our ability to obtain equity or debt financing.
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
During the periods presented, we did not have, nor do we currently have, any commitments or obligations, including contingent obligations, arising from arrangements with unconsolidated entities or persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.
Notes
Assuming the outstanding Notes are not converted into our common stock, repurchased, or redeemed prior to maturity on August 15, 2026, (i) annual interest expense relating to the Notes will be $2.1 million for the remainder of fiscal year 2025 and $1.8 million in 2026 and (ii) principal in the amount of $361.0 million will be payable upon maturity. For additional information about our Notes, see the section below titled “—Convertible Senior Notes Due 2026 and Capped Calls.”
Future Purchase Commitments for Cloud Infrastructure
In July 2024, we commenced a non-cancellable agreement for cloud infrastructure and other services that contains future purchase commitments of $40.0 million over two years, with $20.0 million in each year. As of March 31, 2025, we had remaining purchase commitments under this agreement of $23.7 million.
Operating Leases for Office Space
There were no material changes to our commitments under our lease agreements from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Share Repurchase Program
In October 2024, our board of directors authorized a share repurchase purchase program for the repurchase of up to $100.0 million of shares of our outstanding common stock, which is referred to as the 2024 Share Repurchase Authorization. Repurchases of our common stock under the 2024 Share Repurchase Authorization may be made from time to time on the open market (including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act of 1934, as amended, which we refer to as the Exchange Act), in privately negotiated transactions, or by other methods, at our discretion, and in accordance with applicable securities laws and other restrictions. The 2024 Share Repurchase Authorization has no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason. The 2024 Share Repurchase Authorization does not obligate us to repurchase any dollar amount or number of shares, and the timing and amount of any repurchases will depend on market and business conditions.
During the three months ended March 31, 2025, we repurchased and subsequently retired 2.3 million shares of our common stock under the 2024 Share Repurchase Authorization for an aggregate amount of $33.1 million at an average price of $14.18 per share, including fees associated with the repurchases and excluding excise tax. As of March 31, 2025, we had $66.9 million available for repurchases under the 2024 Share Repurchase Authorization.
We previously repurchased $100.0 million of common stock pursuant to the share repurchase program authorized by our board of directors in November 2023, which is referred to as the 2023 Share Repurchase Authorization. The 2023 Share Repurchase Authorization was fully utilized as of December 31, 2024.
Escrow Funding Requirements
As a licensed internet escrow agent, we offer escrow services to customers of our work marketplace and, as such, we are required to hold our customers’ escrowed cash and in-transit cash in trust as an asset and record a corresponding liability for escrow funds held on behalf of talent and clients on our balance sheet. We expect the balances of our funds held in escrow, including funds held in transit, and the related liability to fluctuate based on marketplace activity and may vary from period to period. Escrow regulations require us to cover the trust with our operating cash in the event of shortages due to the timing of cash receipts from clients for completed hourly billings. Talent submit their billings for hourly contracts to their clients on a weekly basis every Sunday, and the aggregate amount of such billings is added to escrow funds payable to talent on the same day. As of each Sunday of each week, we have not yet collected funds for hourly billings from clients as these funds are in transit. Therefore, in order to satisfy escrow funding requirements, every Sunday we match the shortage of cash in trust by restricting our own operating cash and typically collect this cash shortage from clients within the next several days. As of March 31, 2025 and December 31, 2024, funds held in escrow, including funds in transit, were $215.9 million and $195.7 million, respectively. We deposit a portion of funds held in escrow in interest-bearing checking accounts.
Convertible Senior Notes Due 2026 and Capped Calls
As of March 31, 2025 and December 31, 2024, $361.0 million aggregate principal amount of the Notes remained outstanding.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(In thousands)	2025	2024
Net cash provided by operating activities(1)	$36,965	$14,814
Net cash (used in) provided by investing activities	(5,223)	6,140
Net cash used in financing activities(1)	(13,144)	(65,378)
Net change in cash, cash equivalents, and restricted cash (1)	$18,598	$(44,424)
(1) The Company elected to change the presentation of certain cash flows on its condensed Consolidated Statement of Cash Flow, reclassifying the change in Trade and client receivables, related to amounts received on behalf of talent to fund their escrow account, from operating activities to financing activities. Prior period comparative amounts have been recast to conform to the current period presentation. For additional information, refer to “Note 2—Basis of Presentation and Summary of Significant Accounting Policies” of the notes to our condensed consolidated financial statement included elsewhere in this Quarterly Report.

(1) Includes increases in funds held in escrow, including funds in transit of $19.3 million and $1.4 million during the three months ended March 31, 2025 and 2024, respectively.
Operating Activities
Our largest source of cash from operating activities is revenue generated from our work marketplace. Our primary uses of cash from operating activities are for personnel-related expenditures, payment processing fees, amounts paid to talent to deliver services for clients under our Managed Services offering, and third-party hosting costs.
For the three months ended March 31, 2025, net cash provided by operating activities was $37.0 million, which resulted from net income of $37.7 million, non-cash adjustments of $18.1 million, and net cash outflows of $18.9 million from changes in operating assets and liabilities.
For the three months ended March 31, 2024, net cash provided by operating activities was $14.8 million, which resulted from net income of $18.4 million and non-cash adjustments of $17.5 million, offset by net cash outflows of $21.1 million from changes in operating assets and liabilities.
Investing Activities
For the three months ended March 31, 2025, net cash used in investing activities was $5.2 million, which was primarily a result of investing $50.7 million in various marketable securities, $3.7 million in internal-use software and platform development costs, and $2.5 million for purchases of property and equipment. These outflows were partially offset by $51.4 million in proceeds from maturities of marketable securities and $0.3 million in proceeds from the sale of marketable securities.

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
Financing Activities
For the three months ended March 31, 2025, net cash used in financing activities was $13.1 million, which was driven by $33.1 million cash paid for repurchases under the 2024 Share Repurchase Authorization, partially offset by an increase in escrow funds payable of $19.3 million and cash received from stock option exercises of $0.7 million.
For the three months ended March 31, 2024, net cash used in financing activities was $65.4 million, which was driven by $66.9 million cash paid for repurchases under the 2023 Share Repurchase Authorization, partially offset by an increase in escrow funds payable of $1.4 million.
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
Except as otherwise disclosed in “Note 2—Basis of Presentation and Summary of Significant Accounting Policies” of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Interest Rate Risk
Borrowings under the Notes have a fixed interest rate. As of each of March 31, 2025 and December 31, 2024, we had $361.0 million aggregate principal amount of borrowings outstanding under the Notes.
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

We also earn interest on funds held on behalf of customers that we hold on our condensed consolidated balance sheets as funds held in escrow, including funds in transit. Because these balances are highly liquid, their fair value is relatively insensitive to interest rate changes.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2025. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to any material pending legal proceedings. See “Note 6—Commitments and Contingencies” of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information on our commitments and contingencies.
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
•We have experienced growth in recent periods and expect to invest in our growth in the future. If we are unable to maintain similar levels of growth or manage future growth, our business, operating results, and financial condition could be adversely affected.
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
Clients have similarly diverse options to find and engage service providers, including other online or offline platforms, staffing firms and agencies, by engaging service providers directly, or by hiring temporary, full-time, or part-time employees directly or through an agency. Clients may decrease or cease their use of our work marketplace and our revenue may be adversely impacted for many reasons, including: if we fail to attract and retain talent; if the quality or types of services provided, or the pricing offered, by talent are not satisfactory to clients; or if generative AI tools provide a suitable replacement for traditional talent tasks. Further, expenditures by clients may be cyclical and may reflect overall macroeconomic conditions or budgeting patterns. Additionally, we had two clients that accounted for more than 10% of Trade and client receivables as of December 31, 2024. The loss of a key client could have an adverse effect on our business.
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
We have experienced growth in recent periods and expect to invest in our growth in the future. If we are unable to maintain similar levels of growth or manage future growth, our business, operating results, and financial condition could be adversely affected.
We have experienced growth in a relatively short period of time and expect to invest in our growth in the future. However, our historical growth should not be considered indicative of our future performance, and there can be no assurance that we will be able to sustain our historical growth rates or that any future investments in growth will be successful or cost-effective. Moreover, sustaining our growth in future periods will become more difficult if macroeconomic uncertainty, elevated interest rates, and inflation persist. For example, during the three months ended March 31, 2025, macroeconomic conditions adversely impacted GSV, which declined 2% compared to the same period in 2024. To manage any future growth, we must improve our systems, motivate and effectively manage and train our workforce, and successfully manage the risks, challenges, and uncertainties associated with our business. If we are unable to grow successfully without compromising the quality of our offerings or customer experience, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, operating results, and financial condition could be adversely affected.
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
Changes in our offerings and pricing model and the continued evolution of our business strategy and brand positioning subject us to a number of uncertainties, including our ability to plan for and project future growth and performance. Creating or modifying offerings is expensive and time consuming, diverts the attention of management, and may not be successful or cost-effective to maintain. In addition, we have in the past seen, and may in the future see, unexpected or unintended negative effects as a result of changes to our pricing model, offerings, and sales and marketing efforts, including increased customer dissatisfaction, harm to our reputation, increased circumvention rates, reductions in the rate or size of projects that get posted or completed, or a failure to attract and retain customers. Additionally, implementing changes to business strategies could result in furloughs, layoffs, and reductions in force, such as our restructuring plan announced in October 2024. If there are unforeseen expenses associated with such realignments in our business strategies, and we incur unanticipated charges or liabilities, then we may not be able to effectively realize the expected cost savings or other benefits of such actions. Any negative impacts resulting from changes to our business strategy, offerings, or pricing model could adversely impact our business, operating results, and financial condition.

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
To grow our business, we need to continue to establish and maintain relationships with third parties, such as staffing providers, software and technology vendors, and payment processing and disbursement providers. For example, we depend on third-party staffing providers to support our employment offering, Upwork Payroll. We also have several partnerships that enable us to integrate generative AI tools into our work marketplace aimed at improving customer experience and productivity. As our agreements with third-party partners terminate or expire, we may be unable to renew or replace these agreements on favorable terms or at all. Some of our strategic partners offer, or could offer, competing products and services or also work with our competitors. Moreover, we cannot guarantee that the parties with which we have strategic relationships will continue to offer the services for which we rely on them at economically reasonable terms or at all or devote the resources necessary to expand our reach, increase our distribution, or support an increased number of customers. If we are unsuccessful in establishing or maintaining our relationships with third parties on favorable terms, these relationships are not successful in improving our business, or one or more of our partners materially changes its business, our business, operating results, and financial condition may be adversely impacted.
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
•difficulties in, and costs of, establishing local brand recognition, adverse changes in customer sentiment between the United States and other countries, and staffing, managing, and operating international operations or support functions;
•compliance with laws designed to combat money laundering and the financing of terrorist activities;
•the imposition of taxes on transactions between us and our customers or among our customers, or liability for failing to collect and remit taxes owed by our customers;
•tariffs, restrictions or fees applied to service exports and imports, restrictions on foreign investments, sanctions, changes to existing trade arrangements between various countries, and other trade barriers or protection measures;
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
We face intense competition for qualified personnel from numerous technology companies. We may not be able to retain our current key personnel or attract, train, integrate, or retain other highly skilled personnel in the future and may incur significant costs to do so. Our senior management and other key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason, and without notice, and we do not maintain any “key-person” life insurance policies. In addition, changes in our management team resulting from the hiring or departure of executives and other personnel changes including reorganizations of reporting lines of our workforce, such as our restructuring plan announced in October 2024, have resulted, and may in the future result, in increased attrition or reduced productivity of our personnel and could negatively impact our ability to attract qualified personnel. Volatility, depreciation, or lack of appreciation in our stock price may also affect our ability to attract and retain key personnel.
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
The market for online independent talent and the services they offer is relatively new, rapidly evolving, and unproven, and it is difficult to predict the size, growth rate, and expansion of this market. Our future success will depend in large part on the continued growth and expansion of this market. The overall demand for independent talent will continue to be impacted by competition in the marketplace, technological developments (including AI), and macroeconomic, geopolitical, legal, and regulatory conditions. In addition, many businesses may be unwilling to engage independent talent for a variety of reasons, including perceived negative connotations with outsourcing work, quality of work, fraud, privacy, or data security concerns, or the rapidly evolving regulation of independent contractor services more generally, as discussed elsewhere in these “Risk Factors.” Similarly, with the increased prevalence of remote work and increased flexibility in employment relationships in recent years, more skilled independent talent may choose traditional employment, reducing the number of qualified or desirable talent available on our work marketplace. If the market for independent talent and the services they offer does not grow, our business, operating results, and financial condition could be adversely affected.
If we are not able to develop and release new offerings and services or successful enhancements to our existing offerings and services, our business could be adversely affected.
The market for our work marketplace is characterized by rapid technological change, frequent product and service introductions and enhancements, changing customer demands, and evolving industry standards. We invest substantial resources in researching and developing new offerings and services and enhancing our work marketplace by incorporating additional features, improving functionality, modernizing our technology, and adding other improvements to meet our customers’ evolving demands in our increasingly highly competitive industry. For example, we have recently integrated generative AI tools into our work marketplace aimed at improving customer experience and productivity. The success of any enhancements to our work marketplace or any new offerings or services depends on several factors, including overall demand and market acceptance, competitive pricing, adequate quality testing, integration with our work marketplace and third-party partners’ technologies, and timely completion. We cannot be sure that we will succeed in delivering enhancements or any new offerings or services or that any enhancements or new offerings or services will be successful or cost effective. Even if we do introduce new offerings or services, we may experience a decline in revenue from our existing offerings that is not offset by revenue from the new offerings or services, and we may experience unintended negative effects from any modifications to our existing offerings, services, and features, including reduced client spend, diminished fill rates for projects on our work marketplace, errors and disruptions on our work marketplace, and customer dissatisfaction.

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
We also compete with companies that utilize emerging technologies and assets, such as AI and machine learning, blockchain, augmented reality, and cryptocurrency, to provide automated alternatives to the talent on our work marketplace, connect businesses with service providers, or otherwise change the way that businesses engage or pay service providers or that service providers perform work.
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
Our business involves the storage, processing, and transmission of customers’ proprietary, confidential, and personal information by us and our third-party partners and vendors. Our third-party partners and vendors also process certain proprietary and confidential information relating to our business and personal information of our personnel. Our systems, and the systems of our vendors and third-party partners, may be vulnerable to privacy or security incidents, such as computer viruses and other malicious software, physical or electronic break-ins, or vulnerabilities resulting from intentional or unintentional service provider actions, and similar disruptions that could make all or portions of our website or applications unavailable for periods of time. Additionally, ransomware or other malware, viruses, social engineering (including business email compromise and related wire-transfer fraud), impersonation of our company and executives on social media, and general hacking in our industry have become more prevalent and more complex. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target, we and our vendors and third-party partners may be unable to anticipate incidents or to implement adequate preventative measures. Data security breaches and other privacy and security incidents may also result from non-technical means, such as actions taken by employees or contractors, including talent that we engage on our work marketplace to perform services for us. We have also integrated, and expect to continue to integrate, generative AI tools into our platform and products, or our vendors may in turn incorporate generative AI tools into their own offerings. We and the providers of these generative AI tools may not meet existing or rapidly evolving regulatory or industry standards with respect to data privacy and protection.
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
Our ability to attract and retain customers is dependent in part on the ease of use, trustworthiness, and reliability of our work marketplace, including our ability to provide high-quality support. Our customers depend on our support organization to enforce our terms of service against bad actors, resolve any issues relating to our work marketplace, communicate effectively about their accounts, and assist in their use of our work marketplace, especially large enterprise clients, which expect higher levels of support. In addition, customers of our Managed Services offering depend on our support organization to manage their projects and reach satisfactory project outcomes. Our ability to provide effective support is largely dependent on our ability to attract, resource, and retain service providers who are both qualified and well versed in our work marketplace. The incorporation of generative AI into our support tools, either by us or our third-party support partners, may lead to inconsistent quality of experience as these tools are integrated and refined. As we seek to continue to grow our international customer base, our support organization will face additional challenges, including those associated with delivering support and documentation in additional languages. Any failure to maintain high-quality support or effectively communicate with our customers, or any market perception that we do not maintain high-quality support or act professionally, fairly, or effectively in our communications and actions, could harm our reputation and customer demand, and adversely impact our business, operating results, and financial condition.
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
There is significant uncertainty and unpredictability in the worker classification regulatory landscape and the application of worker classification laws, which are highly fact-sensitive, subject to divergent interpretations by various authorities, and regularly subject to further regulation, amendment, or re-interpretation. As a result, there is risk to us and our customers that independent contractors could be deemed to be misclassified under applicable law, including as a result of changes in our offerings or brand positioning that we may introduce. For example, in California, Assembly Bill 5 is widely viewed as expanding the scope of the definition of “employee” for most purposes under California law. However, following the law’s effectiveness in January 2020 and subsequent amendments and challenges, there is little guidance from the courts or the regulatory authorities charged with its enforcement and there remains a degree of uncertainty regarding its application. Further, in January 2024, the U.S. Department of Labor published a new final rule regarding the classification of workers as independent contractors or employees under the Fair Labor Standards Act. This rule is currently under reconsideration by the U.S. Department of Labor, and the continued regulatory uncertainty may contribute to confusion and complicate compliance efforts for our customers. Other federal agencies, U.S. states, or jurisdictions outside the United States may enact similar legislation or rules.
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
We expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, automated processing, and information security. For example, Europe’s General Data Protection Regulation, which we refer to as the GDPR, the UK General Data Protection Regulation, and Europe’s Digital Services Act impose stringent data protection and data handling compliance requirements and provide for significant penalties for noncompliance. In California, the CCPA, as amended by the California Privacy Rights Act, requires, among other things, covered companies to provide certain disclosures to California consumers and affords such consumers certain rights, including the right to opt-out of certain sales of personal data. The CCPA also provides for civil penalties for violations as well as a private right of action for data breaches that may increase data breach litigation. A growing number of U.S. states have enacted similar or other data protection legislation that have or will go into staggered effect in the near future, and several other states and countries are considering expanding or passing privacy laws in the near term. Additionally, developments in AI may lead to increased restrictions that could impact our platform’s functionality. New regulations or legal challenges could impose restrictions on AI in ways that prevent the incorporation of AI tools into our platform or limit their functionality, limiting the potential benefits of AI to our business.
The enactment of more restrictive laws, rules, or regulations, the loss of existing cross-border data transfer frameworks such as the EU-US Data Privacy Framework, or future enforcement actions or investigations could increase our costs, require us to materially modify our services and features, which we may be unable to complete in a cost-effective manner, or at all, and may limit our ability to store and process customer data or develop new services and features, any of which could adversely impact our business, operating results, and financial condition.
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
We operate in a highly competitive industry, and there has been considerable activity in our industry to develop and enforce intellectual property rights. Intellectual property infringement claims against us or our customers or third-party partners could result in monetary liability or a material disruption to our business. We cannot be certain that aspects of our work marketplace, content, and brand names do not or will not infringe valid patents, trademarks, copyrights, or other intellectual property rights held by third parties, including our competitors. Also, we are in the ordinary course of our business subject to legal proceedings and claims relating to the intellectual property of others, including our competitors. The likelihood of intellectual property-related litigation and disputes may increase as platforms like ours gain more prominence. In addition, the improper use of generative AI by customers of our work marketplace may lead to additional claims of intellectual property infringement. Our competitors and other third parties have in the past challenged, and may in the future challenge, our registration or use of our trademarks, including “Upwork,” and other intellectual property rights, and such a challenge, even if unsuccessful, could adversely affect our brand and business. We may also be obligated to indemnify certain clients on our work marketplace or strategic partners or others in connection with such infringement claims, or to obtain licenses from third parties.
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
We have incurred net losses in the past, and as of March 31, 2025, we had an accumulated deficit of $40.7 million. We have made, and expect to continue to make in the future, significant expenditures related to the development and expansion of our business. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. While our GSV and revenue have grown in recent years, we may not be able to sustain the same level of growth in future periods, or at all. For example, during the three months ended March 31, 2025, macroeconomic conditions adversely impacted GSV, which declined 2% compared to the same period in 2024. In addition, although our profitability has improved in recent periods, if our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to maintain profitability in future periods and the trading price of our common stock could decline.
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
•our ability to respond to competitive developments and other market and technological dynamics, such as the emergence of generative AI, and introduce new offerings and services or enhance existing offerings;
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
We track certain performance metrics, including active clients and GSV per active client, GSV, and Marketplace take rate, with internal tools that are not independently verified by any third party. Our internal tools have a number of limitations and our methodologies for tracking these metrics may change over time, which could result in inaccurate or unexpected changes to our metrics. If the internal tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. Our performance metrics are also impacted by illegal or improper activity on our work marketplace, including fraud, spam, and fake accounts. We are unable to prevent all fraudulent activity from being reflected in the performance metrics that we report. Accordingly, our performance metrics may not accurately reflect activity on and the performance of our work marketplace. In addition, limitations or errors with respect to how we measure data, or the accuracy of the data that we measure, may affect our understanding of certain details of our business, which could affect our longer-term strategies and our ability to respond to business trends that may negatively impact our performance. If our performance metrics are not accurate representations of our business, customer base, or activity on our work marketplace; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, our reputation may be harmed, we may be subject to legal or regulatory actions, and our operating and financial results could be adversely affected.
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
We are subject to numerous taxes and tax collection obligations in the U.S. and other foreign jurisdictions. Significant judgment is required to evaluate applicable tax obligations and in many cases the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business. As a result, we may recognize additional tax expense and be subject to additional tax liabilities, including other liabilities for tax collection obligations due to changes in federal, state, and international tax laws, statutes, rules, regulations, or ordinances; changes in taxing jurisdictions and administrative interpretations and applications; results of tax examinations, settlements, or judicial decisions; changes in accounting principles; or changes to our business operations. Moreover, a number of countries and intergovernmental organizations have recently proposed, recommended, or enacted new laws or changes to existing laws that could impact our tax and reporting obligations or add new compliance costs to our business to administer, assess, collect, and remit those taxes, and countries may propose or enact new laws that tax our or our customers’ activities in response to the imposition of new trade barriers. These changes may happen with little or no advance notice or implementation time, which can increase various short term costs of compliance. The impact and burden of these regulations and proposed regulations on our business and the businesses of our customers is uncertain and may have a negative impact on our business.
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
To support our growth and business strategy, such as developing new features or enhancements to our work marketplace, acquiring new technologies, and improving our infrastructure, we have made and expect to continue to make significant financial investments in our business. In addition, we may, from time to time, seek to acquire or strategically invest in other complementary products, technologies, or businesses or repurchase outstanding shares of our common stock or the Notes. For example, during the fiscal year ended December 31, 2024, we paid $100.0 million to repurchase shares of our common stock under the 2023 Share Repurchase Authorization, and as of March 31, 2025, we had $66.9 million available for repurchases of our common stock under the 2024 Share Repurchase Authorization. We may need to engage in equity or debt financings to obtain the funds required for these investments, acquisitions, and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to those of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve additional restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions and strategic investments. If we are unable to obtain adequate financing on terms satisfactory to us or at all, our ability to continue to support our business growth and business strategy could be significantly impaired and our business, operating results, and financial condition may be adversely affected.
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
•the economy or equity markets as a whole and market conditions in our industry, including as a result of tariffs and trade wars;
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
In October 2024, our board of directors authorized $100.0 million for share repurchases under the 2024 Share Repurchase Authorization and we had $66.9 million available for repurchases under the 2024 Share Repurchase Authorization as of March 31, 2025. The actual timing and amount of any repurchases under the 2024 Share Repurchase Authorization will depend on a variety of factors, including stock price, trading volume, market and business conditions, regulatory requirements, and other considerations, all of which may be impacted by factors outside of our control. The 2024 Share Repurchase Authorization could affect the trading price of our common stock, increase volatility, and diminish our cash and cash equivalents and marketable securities available to fund working capital, repayment of debt, capital expenditures, strategic acquisitions, investments, or business opportunities, and other general corporate purposes. The 2024 Share Repurchase Authorization may be suspended, terminated, or modified at any time for any reason, and we cannot guarantee that the 2024 Share Repurchase Authorization will be fully consummated, or at all, or that it will enhance long-term stockholder value.
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
In August 2021, we issued the Notes. The Notes are senior, unsecured obligations and bear interest at a rate of 0.25% per year. The Notes will mature on August 15, 2026, unless earlier redeemed, repurchased, or converted in accordance with the terms of the Notes. In March 2023, we repurchased a portion of the outstanding Notes, and, as of March 31, 2025, $361.0 million aggregate principal amount of the Notes remained outstanding. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our stockholders and our business, operating results, and financial condition by, among other things:
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
Our business depends on the overall demand for labor and on the economic health of current and prospective clients that use our work marketplace. Any significant weakening of the economy in the United States or Europe or of the global economy, including a continued rise in inflation, higher tariffs, trade wars, hiring freezes, layoffs, more limited availability of credit, a reduction in business confidence and activity, decreased government or business spending, economic and political uncertainty, financial turmoil or instability affecting the banking system or financial markets, sanctions, global or regional public health events or conditions, a more limited market for independent professional service providers or information technology services, shifts away from remote work, and other adverse economic or market conditions may adversely impact our business and operating results. These adverse conditions have resulted in the past, and may again result, in reductions in revenue, increased operating expenses, longer sales cycles, and increased competition. In particular, while the tariffs announced to date in 2025 apply directly only to trade-in-goods as opposed to trade-in-services that are core to our business, higher tariffs and trade wars may harm the global economy and lead to reduced activity on our marketplace, negatively impacting our business and operating results. Moreover, there can be no assurances that any future tariffs or similar levies, or responses to those tariffs or levies, will not directly impact our business and the services that talent on our marketplaces provide to our clients. There is also a risk that when overall global economic conditions are positive, our business could be negatively impacted by a decreased demand for talent as businesses utilize more full-time employees relative to their use of independent contractors. We cannot predict the timing, strength, or duration of any economic slowdown, or any subsequent recovery generally. If the conditions in the general economy continue to deteriorate, our business, operating results, and financial condition could be adversely affected.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
Issuer Purchases of Equity Securities
Share repurchases of our common stock under the 2024 Share Repurchase Authorization for the three months ended March 31, 2025 were as follows (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1, 2025 - January 31, 2025	—	$—	—	$—
February 1, 2025 - February 28, 2025	499,668	16.02	499,668	91,995
March 1, 2025 - March 31, 2025	1,832,104	13.67	1,832,104	66,946
Total	2,331,772	$14.18	2,331,772	$66,946
(1) Shares purchased are as of trade date.
(2) Average price paid per share is calculated on the trade date and excludes any excise tax that we accrue on our share repurchases as a result of the Inflation Reduction Act of 2022.
(3) In October 2024, we announced that our board of directors authorized the 2024 Share Repurchase Authorization to purchase up to $100.0 million of our common stock. The 2024 Share Repurchase Authorization does not have a fixed expiration date and does not obligate us to acquire any dollar amount or specific number of shares. Repurchases of our common stock under the 2024 Share Repurchase Authorization may be made from time to time on the open market (including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act), in privately negotiated transactions, or by other methods, at our discretion, and in accordance with applicable securities laws and other restrictions. As of March 31, 2025, we had $66.9 million available for repurchases of our common stock under the 2024 Share Repurchase Authorization.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Amended and Restated Change in Control and Severance Agreement
On May 2, 2025, we entered into an amended and restated change in control and severance agreement with David T. Bottoms, our GM, Marketplace, which we refer to as the A&R Severance Agreement. The A&R Severance Agreement provides for, among other changes, (i) an increase in the cash severance benefit from 0.5x to 1.0x base salary and (ii) an increase in the continuation of medical benefits from 6 months to 12 months in the event of Mr. Bottoms’s termination by us without cause (as defined in the A&R Severance Agreement) outside of a change in control (as defined in the A&R Severance Agreement).
The foregoing description of the A&R Severance Agreement is qualified in its entirety by reference to the full text of the A&R Severance Agreement, which will be filed as an exhibit to our Quarterly Report on Form 10-Q for the fiscal quarter ending June 30, 2025.

Insider Trading Arrangements
During the three months ended March 31, 2025, one of our directors or officers (as defined in Section 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, intended to satisfy the affirmative defense of Rule 105b-1(c) under the Exchange Act, which is referred to as the Sales Plan, as set forth in the table below.
The Sales Plan included a representation from Ms. Srinivasan to the broker administering the plan that she was not in possession of any material nonpublic information regarding Upwork or the Upwork securities subject to the Sales Plan. A similar representation was made to us in connection with the adoption of the Sales Plan under our Insider Trading Policy. Those representations were made as of the date of adoption or modification of the Sales Plan and speak only as of that date. In making those representations, there is no assurance with respect to any material nonpublic information of which Ms. Srinivasan was unaware, or with respect to any material nonpublic information acquired by her or us after the date of the representation.

Name and Position	Action	Date	Type of Trading Arrangement	Maximum Number of Shares of Common Stock Eligible for Sale	Expiration Date(1)
Leela Srinivasan	Adoption	February 18, 2025	Rule 10b5-1	See footnote 2	February 28, 2026
Director
(1) The trading arrangement will be in effect until the earlier of (i) the expiration date set forth in the table and (ii) the date on which the maximum number of shares of our common stock subject to the Sales Plan have been sold thereunder.
(2) Includes (i) shares issued upon vesting of restricted stock units, which we refer to as RSUs, previously granted to Ms. Srinivasan that vested and were released to Ms. Srinivasan prior to the adoption date, in an amount equal to the lesser of 10,192 shares and such number of shares reasonably estimated such that the gross proceeds from their sale is sufficient to raise $50,000 for purposes of a charitable gift and (ii) up to 6,520 shares issuable upon vesting of RSUs previously granted to Ms. Srinivasan that will vest and be released to Ms. Srinivasan prior to the expiration date.

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

UPWORK INC.

Date: May 5, 2025	By:	/s/ Hayden Brown
Hayden Brown
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2025	By:	/s/ Erica Gessert
Erica Gessert
Chief Financial Officer
(Principal Financial Officer)