Form 10-Q
period 2025-06-30
UPWORK, INC
filed 2025-08-06
CIK 1627475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of July 31, 2025, there were 132,606,579 shares of the registrant’s common stock outstanding.

Unless otherwise expressly stated or the context otherwise requires, references in this Quarterly Report on Form 10-Q, which we refer to as this Quarterly Report, to “Upwork,” “Company,” “our,” “us,” and “we” and similar references refer to Upwork Inc. and its wholly owned subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include all statements other than statements of historical fact, including any statements regarding our future operating results and financial position, information or predictions concerning the future of our business or strategy, anticipated events and trends, including future research and development, sales and marketing, and general and administrative expenses, and provision for transaction losses, potential growth or growth prospects, competitive position, technological and market trends, industry environment, the economy, our plans with respect to share repurchases, the expected impact and timing of strategic initiatives, including the acquisitions of Bubty B.V. and Ascen Inc. by a subsidiary of the Company, and other future conditions. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
UPWORK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share data)	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$291,070	$305,757
Marketable securities	343,509	316,344
Funds held in escrow, including funds in transit	212,033	195,736
Trade and client receivables – net of allowance of $5,325 and $4,646 as of June 30, 2025 and December 31, 2024, respectively	71,230	75,490
Prepaid expenses and other current assets	21,141	17,727
Total current assets	938,983	911,054
Property and equipment, net	38,109	30,056
Goodwill	141,473	121,064
Intangible assets, net	9,525	12,989
Operating lease asset	5,367	5,752
Deferred tax asset	126,715	128,779
Other assets, noncurrent	1,544	1,919
Total assets	$1,261,716	$1,211,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,027	$6,128
Escrow funds payable	212,033	195,736
Accrued expenses and other current liabilities	58,762	59,300
Deferred revenue	7,802	7,269
Total current liabilities	279,624	268,433
Debt, noncurrent	358,849	357,928
Operating lease liability, noncurrent	10,351	9,567
Other liabilities, noncurrent	4,238	308
Total liabilities	653,062	636,236
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.0001 par value; 490,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 132,506,031 and 135,348,453 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	13	14
Additional paid-in capital	615,937	653,575
Accumulated and other comprehensive income	724	264
Accumulated deficit	(8,020)	(78,476)
Total stockholders’ equity	608,654	575,377
Total liabilities and stockholders’ equity	$1,261,716	$1,211,613
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2025	2024	2025	2024
Revenue	$194,939	$193,129	$387,645	$384,066
Cost of revenue	43,432	43,852	85,238	88,045
Gross profit	151,507	149,277	302,407	296,021
Operating expenses
Research and development	44,843	52,465	90,995	105,381
Sales and marketing	36,671	47,333	72,422	95,184
General and administrative	35,659	29,924	63,707	61,925
Provision for transaction losses	1,769	1,774	4,028	2,701
Total operating expenses	118,942	131,496	231,152	265,191
Income from operations	32,565	17,781	71,255	30,830
Other income, net	5,878	5,620	12,195	12,342
Income before income taxes	38,443	23,401	83,450	43,172
Income tax provision	(5,717)	(1,181)	(12,994)	(2,510)
Net income	$32,726	$22,220	$70,456	$40,662

Net income per share:
Basic	$0.25	$0.17	$0.53	$0.30
Diluted	$0.24	$0.17	$0.50	$0.30

Weighted-average shares used to compute net income per share:
Basic	132,183	131,436	133,687	133,809
Diluted	140,198	138,266	141,866	140,798

Other comprehensive income, net of tax:
Net unrealized holding gain (loss) on marketable securities, net	$176	$(143)	$460	$(734)
Total comprehensive income	$32,902	$22,077	$70,916	$39,928
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended June 30, 2025	Shares	Amount
Balances as of March 31, 2025	134,048,900	$13	$634,527	$548	$(40,746)	$594,342
Issuance of common stock upon exercise of stock options	417	—	1	—	—	1
Stock-based compensation expense	—	—	17,073	—	—	17,073
Issuance of common stock for settlement of RSUs	1,089,684	—	—	—	—	—
Tides Foundation common stock warrant expense	—	—	187	—	—	187
Issuance of common stock in connection with employee stock purchase plan	279,537	—	2,199	—	—	2,199
Repurchase of common stock, including excise tax	(2,912,507)	—	(38,050)	—	—	(38,050)
Unrealized gain on marketable securities	—	—	—	176	—	176
Net income	—	—	—	—	32,726	32,726
Balances as of June 30, 2025	132,506,031	$13	$615,937	$724	$(8,020)	$608,654

(In thousands, except share amounts)	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended June 30, 2024	Shares	Amount	Shares	Amount
Balances as of March 31, 2024	133,118,345	$13	(175,000)	$(2,138)	$627,007	$(386)	$(275,620)	$348,876
Issuance of common stock upon exercise of stock options	159,907	—	—	—	664	—	—	664
Stock-based compensation expense	—	—	—	—	19,678	—	—	19,678
Issuance of common stock for settlement of RSUs	1,344,711	—	—	—	—	—	—	—
Tides Foundation common stock warrant expense	—	—	—	—	187	—	—	187
Issuance of common stock in connection with employee stock purchase plan	414,159	—	—	—	2,917	—	—	2,917
Repurchase of common stock	(3,030,446)	—	175,000	2,138	(35,441)	—	—	(33,303)
Unrealized loss on marketable securities	—	—	—	—	—	(143)	—	(143)
Net income	—	—	—	—	—	—	22,220	22,220
Balances as of June 30, 2024	132,006,676	$13	—	$—	$615,012	$(529)	$(253,400)	$361,096

(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Six Months Ended June 30, 2025	Shares	Amount
Balances as of December 31, 2024	135,348,453	$14	$653,575	$264	$(78,476)	$575,377
Issuance of common stock upon exercise of stock options	163,495	—	653	—	—	653
Stock-based compensation expense	—	—	30,410	—	—	30,410
Issuance of common stock for settlement of RSUs	1,958,825	—	—	—	—	—
Tides Foundation common stock warrant expense	—	—	375	—	—	375
Issuance of common stock in connection with employee stock purchase plan	279,537	—	2,199	—	—	2,199
Repurchase of common stock, including excise tax	(5,244,279)	(1)	(71,275)	—	—	(71,276)
Unrealized gain on marketable securities	—	—	—	460	—	460
Net income	—	—	—	—	70,456	70,456
Balances as of June 30, 2025	132,506,031	$13	$615,937	$724	$(8,020)	$608,654

(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Six Months Ended June 30, 2024	Shares	Amount
Balances as of December 31, 2023	137,272,754	$14	$674,918	$205	$(294,062)	$381,075
Issuance of common stock upon exercise of stock options and common stock warrants	197,557	—	770	—	—	770
Stock-based compensation expense	—	—	36,763	—	—	36,763
Issuance of common stock for settlement of RSUs	2,198,932	—	—	—	—	—
Tides Foundation common stock warrant expense	—	—	375	—	—	375
Issuance of common stock in connection with employee stock purchase plan	414,159	—	2,917	—	—	2,917
Repurchase of common stock	(8,076,726)	(1)	(100,731)	—	—	(100,732)
Unrealized gain on marketable securities	—	—	—	(734)	—	(734)
Net income	—	—	—	—	40,662	40,662
Balances as of June 30, 2024	132,006,676	$13	$615,012	$(529)	$(253,400)	$361,096
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$70,456	$40,662
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for transaction losses	3,594	2,433
Depreciation and amortization	10,740	6,775
Amortization of debt issuance costs	921	921
Accretion of discount on purchases of marketable securities, net	(3,504)	(8,159)
Amortization of operating lease asset	385	1,706
Tides Foundation common stock warrant expense	375	375
Stock-based compensation expense	28,249	36,180
Deferred taxes	2,064	—
Changes in operating assets and liabilities:
Trade and client receivables(1)	360	(5,087)
Prepaid expenses and other assets	(3,338)	(5,133)
Operating lease liability	808	(3,129)
Accounts payable	(5,075)	701
Accrued expenses and other liabilities	2,911	(6,847)
Deferred revenue	533	(7,381)
Net cash provided by operating activities	109,479	54,017
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(259,148)	(194,299)
Proceeds from maturities of marketable securities	232,411	321,846
Proceeds from sale of marketable securities	3,537	35,394
Acquisition of business, net of cash acquired	(20,410)	—
Purchases of property and equipment	(4,853)	(775)
Internal-use software and platform development costs	(8,210)	(5,637)
Net cash (used in) provided by investing activities	(56,673)	156,529
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in escrow funds payable, net(1)	16,574	(4,802)
Proceeds from exercises of stock options and common stock warrants	653	770
Proceeds from employee stock purchase plan	2,199	2,917
Repurchase of common stock	(70,922)	(100,000)
Net cash used in financing activities	(51,496)	(101,115)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	1,310	109,431
Cash, cash equivalents, and restricted cash—beginning of period	505,593	296,418
Cash, cash equivalents, and restricted cash—end of period	$506,903	$405,849
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$5,560	$789
Cash paid for interest	451	463
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Property and equipment purchased but not yet paid	51	118
Internal-use software and platform development costs incurred but not yet paid	479	134
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
The accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair statement of the financial position, results of operations, changes in stockholders’ equity and cash flows for the interim periods, but do not purport to be indicative of the results of operations or financial condition to be anticipated for the full year ending December 31, 2025. Prior period presentation has been revised to conform to the current period presentation as of June 30, 2025.
Changes in Presentation
In 2024, the Company elected to change the presentation of certain cash flows on its Consolidated Statement of Cash Flows. The change in Trade and client receivables relating to amounts received on behalf of talent to fund their escrow accounts was reclassified from operating activities to financing activities, reflected within the caption Change in escrow funds payable, net. Prior period comparative amounts have been recast to conform to the current period presentation. This change had the impact of increasing cash flow provided by operating activities by $11.1 million for the six months ended June 30, 2024, and a corresponding offset in cash used in financing activities. This reclassification did not affect the previously reported total cash balances on the Consolidated Statement of Cash Flows. Additionally, these reclassifications had no impact on the Consolidated Statements of Operation and Comprehensive Income, Consolidated Balance Sheets, or Consolidated Statements of Shareholders’ Equity.
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
Recent Accounting Pronouncements Not Yet Adopted
With the exception of those discussed below, the Company has reviewed the accounting pronouncements issued prior to or during the six months ended June 30, 2025 and concluded they were either not applicable or not expected to have a material impact on the Company’s condensed consolidated financial statements.
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
Note 3—Revenue
Disaggregation of Revenue
Based on the information provided to and reviewed by the Chief Operating Decision Maker, who is referred to as the CODM, the nature, amount, timing, and uncertainty of revenue and cash flows and how they are affected by economic factors are most appropriately depicted by the type of service and primary geographical markets. Revenues recorded within these categories are earned from similar products and services for which the nature of associated fees and the related revenue recognition models are substantially similar.
The Company disaggregates revenue by two types of services: Marketplace revenue and Enterprise revenue.

The following table sets forth total revenue by type of service for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Marketplace	$170,660	$166,786	$336,953	$331,116
Enterprise	24,279	26,343	50,692	52,950
Total revenue	$194,939	$193,129	$387,645	$384,066
The following table sets forth total revenue by geographic area based on the billing address of talent and clients for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Talent
United States	$28,245	$28,373	$55,584	$56,140
Philippines	14,569	14,700	29,153	29,169
India	13,766	14,764	27,267	29,320
Rest of world (1)	53,692	53,508	106,063	106,899
Total talent	110,272	111,345	218,067	221,528
Clients
United States	61,714	59,522	120,956	119,282
Rest of world (1)	22,953	22,262	48,622	43,256
Total clients	84,667	81,784	169,578	162,538
Total revenue	$194,939	$193,129	$387,645	$384,066
(1) During each of the three and six months ended June 30, 2025 and 2024, no single country included in the Rest of world category had revenue that exceeded 10% of total talent revenue, total clients revenue, or total revenue.
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

Contract Balances
The following table provides information about the balances of the Company’s Trade and client receivables, net of allowance and contract liabilities included in deferred revenue and other liabilities, noncurrent as of the dates presented:

(In thousands)	June 30, 2025	December 31, 2024
Trade and client receivables, net of allowance	$71,230	$75,490
Contract liabilities
Deferred revenue, current	7,802	7,269
During the three and six months ended June 30, 2025, changes in the contract liabilities balances were primarily the result of normal business activity.
Revenue recognized during the three and six months ended June 30, 2025 that was included in deferred revenue as of March 31, 2025 and December 31, 2024 was $7.5 million and $7.3 million, respectively. Revenue recognized during the three and six months ended June 30, 2024 that was included in deferred revenue as of March 31, 2024 and December 31, 2023 was $8.9 million and $13.0 million, respectively.
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
The Company’s financial instruments that are carried at fair value consist of Level I and Level II assets as of June 30, 2025 and December 31, 2024. The following tables summarize the Company’s available-for-sale marketable securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category reported as cash equivalents or marketable securities as of June 30, 2025 and December 31, 2024:

(In thousands) June 30, 2025	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cash Equivalents	Marketable Securities
Level I
Money market funds	$133,456	$—	$—	$133,456	$133,456	$—
Treasury bills	189,545	17	(7)	189,555	23,950	165,605
U.S. government securities	41,365	75	(1)	41,439	—	41,439
Total Level I	364,366	92	(8)	364,450	157,406	207,044
Level II
Corporate bonds	131,165	548	(38)	131,675	—	131,675
Asset-backed securities	64	—	—	64	—	64
Foreign government and agency securities	4,716	17	(7)	4,726	—	4,726
Total Level II	135,945	565	(45)	136,465	—	136,465
Total	$500,311	$657	$(53)	$500,915	$157,406	$343,509

(In thousands) December 31, 2024	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cash Equivalents	Marketable Securities
Level I
Money market funds	$193,481	$—	$—	$193,481	$193,481	$—
Treasury bills	131,022	40	—	131,062	—	131,062
U.S. government securities	32,625	22	(33)	32,614	—	32,614
Total Level I	357,128	62	(33)	357,157	193,481	163,676
Level II
Commercial paper	16,233	—	—	16,233	—	16,233
Corporate bonds	126,395	431	(144)	126,682	—	126,682
Commercial deposits	4,121	—	—	4,121	—	4,121
Asset-backed securities	592	2	—	594	—	594
Foreign government and agency securities	5,036	14	(12)	5,038	—	5,038
Total Level II	152,377	447	(156)	152,668	—	152,668
Total	$509,505	$509	$(189)	$509,825	$193,481	$316,344
Additionally, the Company deposits funds held in escrow in interest-bearing and non-interest-bearing cash accounts. The interest earned on the interest-bearing accounts is included in Revenue in the Company’s condensed consolidated statement of operations and comprehensive income. As of June 30, 2025 and December 31, 2024, the fair value of the Company’s funds held on behalf of customers and held in interest-bearing cash accounts was measured using Level I inputs.
The following table summarizes the remaining contractual maturities of our cash equivalents and marketable securities as of June 30, 2025:

(In thousands)	Amortized Cost	Fair Value
Due within one year	$328,870	$328,878
Due after one year through five years	171,441	172,037
Total	$500,311	$500,915

Unrealized Investment Losses
For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell these securities, nor does it anticipate that it will need to or be required to sell the securities. As of June 30, 2025 and December 31, 2024, the decline in fair value of these securities was attributable to changes in interest rates and not due to credit-related factors. As of June 30, 2025 and December 31, 2024, the Company considered any decreases in market value to be temporary in nature and did not consider any of the Company’s marketable securities to be other-than-temporarily impaired. The Company did not record any impairment charges with respect to its marketable securities during each of the three and six months ended June 30, 2025 and 2024.
During the three months ended June 30, 2025 and 2024, interest income, net was $6.7 million and $6.2 million, respectively. During the six months ended June 30, 2025 and 2024, interest income, net was $13.8 million and $13.9 million, respectively. Interest income, net is included in Other income, net in the Company’s condensed consolidated statement of operations and comprehensive income.
Note 5—Balance Sheet Components
Cash and Cash Equivalents, Restricted Cash, and Funds Held In Escrow, Including Funds In Transit
The following table reconciles cash and cash equivalents, restricted cash, and funds held in escrow that are restricted as reported in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 to the total of the same amounts shown in the condensed consolidated statement of cash flows for the six months ended June 30, 2025:

(In thousands)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$291,070	$305,757
Restricted cash	3,800	4,100
Funds held in escrow, including funds in transit	212,033	195,736
Total cash, cash equivalents, and restricted cash as shown in the condensed consolidated statement of cash flows	$506,903	$505,593
Property and Equipment, Net
Property and equipment, net consisted of the following as of the dates presented:

(In thousands)	June 30, 2025	December 31, 2024
Internal-use software and platform development	$69,092	$59,815
Computer equipment and software	6,926	6,817
Leasehold improvements	7,515	6,025
Office furniture and fixtures	1,057	1,755
Total property and equipment	84,590	74,412
Less: accumulated depreciation	(46,481)	(44,356)
Property and equipment, net	$38,109	$30,056
For the three months ended June 30, 2025 and 2024, depreciation expense related to property and equipment, excluding internal-use software and platform development, was $0.4 million and $0.6 million, respectively. For the six months ended June 30, 2025 and 2024, depreciation expense related to property and equipment, excluding internal-use software and platform development, was $0.8 million and $1.3 million, respectively.
For the three months ended June 30, 2025 and 2024, the Company capitalized $5.9 million and $3.6 million of internal-use software and platform development costs, respectively. For the six months ended June 30, 2025 and 2024, the Company capitalized $10.5 million and $6.1 million of internal-use software and platform development costs, respectively.

For the three months ended June 30, 2025 and 2024, amortization expense related to the capitalized internal-use software and platform development costs was $3.8 million and $2.6 million, respectively. For the six months ended June 30, 2025 and 2024, amortization expense related to the capitalized internal-use software and platform development costs was $6.4 million and $4.7 million, respectively.
Net Intangibles Assets
The carrying value of intangible assets was as follows as of the dates presented:

	June 30, 2025			December 31, 2024
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$11,000	$2,139	$8,861	$11,000	$305	$10,695
Assembled workforce	3,188	2,524	664	3,188	1,727	1,461
Customer relationships	1,000	1,000	—	1,000	167	833
Total	$15,188	$5,663	$9,525	$15,188	$2,199	$12,989
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of the dates presented:

(In thousands)	June 30, 2025	December 31, 2024
Accrued compensation and related benefits	$25,910	$30,666
Accrued taxes	12,385	11,394
Accrued vendor expenses	10,813	9,485
Accrued payment processing fees	4,780	4,478
Operating lease liability, current	1,648	1,624
Accrued talent costs	2,403	801
Other	823	852
Total accrued expenses and other current liabilities	$58,762	$59,300
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
Up to 50% of the maximum number of shares subject to the 2025 PSU Awards are eligible to vest based on the Company’s achievement of certain financial performance targets over the two-year performance period consisting of the Company’s fiscal years ending December 31, 2025 and 2026, and up to the remaining 50% of the maximum number of shares subject to the 2025 PSU Awards are eligible to vest based on the Company’s achievement of certain financial performance targets over the three-year performance period consisting of the Company’s fiscal years ending December 31, 2025, 2026, and 2027.
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
During the three and six months ended June 30, 2025, the Company repurchased and subsequently retired 2.9 million and 5.2 million shares of its common stock for an aggregate amount of $37.9 million and $70.9 million at an average price of $13.00 and $13.52 per share, including fees associated with the repurchases and excluding excise tax, respectively. As of June 30, 2025, the Company had $29.1 million available for repurchases under the 2024 Share Repurchase Authorization.
The Company previously repurchased $100.0 million of common stock under the share repurchase program authorized by the Company’s board of directors in November 2023. These repurchases were completed between February 2024 and April 2024, and the program was fully utilized as of December 31, 2024.
Note 6—Business Combination
On June 27, 2025, a subsidiary of the Company acquired 100% of the equity interest of Bubty B.V., which is referred to as Bubty, for $20.4 million in cash. Bubty is a Netherlands-based platform supporting enterprise management of contingent workforce solutions. This acquisition advances the Company's strategic objectives by equipping its operating subsidiaries with enhanced workforce management capabilities and advances its platform for clients managing global talent.
Management expects that substantially all of the cash consideration will be allocated to developed technology, customer relationships, and goodwill. As the purchase accounting is not yet complete, the $20.4 million in cash consideration has been preliminarily recorded as goodwill, which is not deductible for income tax purposes, on the Company’s condensed consolidated balance sheet as of June 30, 2025, in accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combinations.

The purchase price allocation is preliminary and subject to change as the Company completes its valuation analyses and obtains additional information about the fair values of the assets acquired and liabilities assumed. The Company expects to complete the purchase price allocation in the third quarter of 2025, in accordance with ASC 805.
Note 7—Commitments and Contingencies
Letters of Credit
In conjunction with the Company’s operating lease agreements, as of June 30, 2025 and December 31, 2024, the Company had irrevocable letters of credit outstanding in the aggregate amount of $0.3 million and $0.6 million, respectively. The letters of credit are collateralized by restricted cash in the same amount. No amounts had been drawn against these letters of credit as of June 30, 2025 and December 31, 2024.
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
As of June 30, 2025 and December 31, 2024, the Company was not a party to any material legal proceedings or claims, nor is the Company aware of any pending or threatened litigation or claims, including non-income tax matters, that could reasonably be expected to have a material adverse effect on its business, operating results, cash flows, or financial condition. Accordingly, the amounts accrued for contingencies for which the Company believes a loss is probable were not material as of June 30, 2025 and December 31, 2024.
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

Note 8—Debt
The following table presents the carrying value of the Company’s debt obligations as of June 30, 2025 and December 31, 2024:

(In thousands)	June 30, 2025	December 31, 2024
Convertible senior notes	$360,998	$360,998
Total debt	360,998	360,998
Less: unamortized debt issuance costs	(2,149)	(3,070)
Debt, noncurrent	$358,849	$357,928
Weighted-average interest rate	0.77%	0.76%
Convertible Senior Notes Due 2026
In August 2021, the Company issued 0.25% convertible senior notes due 2026, which are referred to as the Notes. The Notes were issued pursuant to and are subject to the terms and conditions of an indenture between the Company and Computershare Trust Company, National Association (as successor in interest to Wells Fargo Bank, National Association), as trustee, which is referred to as the Indenture. The Notes were offered and sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. As of June 30, 2025 and December 31, 2024, $361.0 million aggregate principal amount of the Notes remained outstanding.
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
For each of the three months ended June 30, 2025 and 2024, interest expense was $0.2 million, and amortization of the issuance costs was $0.5 million related to the Notes. For each of the six months ended June 30, 2025 and 2024, interest expense was $0.5 million, and amortization of issuance costs was $0.9 million related to the Notes.
As of June 30, 2025 and December 31, 2024, the if-converted value of the Notes did not exceed the outstanding principal amount. As of June 30, 2025, the total estimated fair value of the Notes was $341.0 million and was determined based on a market approach using actual bids and offers of the Notes in an over-the-counter market on the last trading day of the period. The Company considers these assumptions to be Level II inputs in accordance with the fair value hierarchy described in “Note 4—Fair Value Measurements.”
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
Note 9—Net Income per Share
The following table sets forth the computation of the Company’s basic and diluted net income per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Numerator:
Basic: net income	$32,726	$22,220	$70,456	$40,662
Interest expense related to convertible senior notes, net of tax	579	646	1,158	1,292
Diluted	$33,305	$22,866	$71,614	$41,954

Denominator:
Weighted-average shares used to compute net income per share, basic and diluted
Basic	132,183,392	131,435,839	133,687,429	133,808,901
Options to purchase common stock	481,910	1,069,292	522,696	1,165,090
Common stock issuable upon vesting of restricted stock units and performance stock units	1,540,929	—	1,658,490	63,660
Common stock issuable upon exercise of common stock warrants	232,838	297,737	232,842	297,761
Common stock issuable in connection with employee stock purchase plan	296,047	—	301,065	—
Common stock issuable in connection with convertible senior notes	5,463,045	5,463,045	5,463,045	5,463,045
Diluted	140,198,161	138,265,913	141,865,567	140,798,457

Net income per share:
Basic	$0.25	$0.17	$0.53	$0.30
Diluted	$0.24	$0.17	$0.50	$0.30

The following potentially dilutive shares were excluded from the computation of diluted net income per share because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Options to purchase common stock	1,747,494	1,996,063	1,500,000	1,900,265
Common stock issuable upon vesting of restricted stock units and performance stock units	8,016,737	12,558,255	7,899,176	12,494,595
Common stock issuable in connection with employee stock purchase plan	764,897	963,958	759,879	963,958
Total	10,529,128	15,518,276	10,159,055	15,358,818
Note 10—Income Taxes
The Company computes its provision for income taxes by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusts the provision for discrete tax items recorded in the period.
For the three months ended June 30, 2025 and 2024, the Company’s income tax provision was $5.7 million and $1.2 million, respectively. For the six months ended June 30, 2025 and 2024, the Company’s income tax provision was $13.0 million and $2.5 million, respectively.
The income tax provision for the three and six months ended June 30, 2025, was primarily driven by income in the United States and non-deductible compensation, offset by the generation of research and development tax credits and the benefit from the Foreign-Derived Intangible Income deduction. The lower income tax provision for 2024 was primarily attributable to the valuation allowance recorded during that period.
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
The Company is subject to taxation in the United States and various other state and foreign jurisdictions. As of June 30, 2025, the Company’s tax years 2001 to 2023 remain subject to examination by the major taxing jurisdictions in which the Company is subject to tax. Due to differing interpretations of tax laws and regulations, tax authorities may dispute the Company’s tax filing positions.
On July 4, 2025, Public Law 119-21, was enacted, introducing changes to U.S. tax law, including 100% bonus depreciation and the expensing of domestic research costs. In accordance with ASC 740, Income Taxes, the effects of enacted tax law changes must be recognized in the period in which the legislation is enacted. The Company is currently evaluating the impact of this legislation on its condensed consolidated financial statements.
The Company periodically evaluates its exposures associated with its tax filing positions and believes that adequate amounts have been reserved for adjustments that may result from tax examinations.

Note 11—Segment Information
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
The following tables set forth significant expense categories and other specified amounts included in consolidated net income that are otherwise regularly provided to the CODM for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$194,939	$193,129	$387,645	$384,066
Cost of revenue (1)	40,470	41,590	79,672	83,498
Research and development (1)	36,529	42,935	75,073	87,594
Sales and marketing (1)	34,664	43,931	68,414	88,837
General and administrative (1)(2)(3)	24,446	22,064	47,386	47,276
Provision for transaction losses	1,769	1,774	4,028	2,701
Stock-based compensation expense	15,977	19,238	28,249	36,180
Depreciation and amortization	5,879	3,629	10,740	6,775
Interest income	(6,722)	(6,173)	(13,820)	(13,858)
Interest expense	686	691	1,372	1,384
Income tax provision	5,717	1,181	12,994	2,510
Other segment items (4)(5)	2,798	49	3,081	507
Segment net income	$32,726	$22,220	$70,456	$40,662
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
(3) For the three and six months ended June 30, 2025, excludes acquisition-related costs.
(4) For the three and six months ended June 30, 2025 and 2024, the Company incurred $0.2 million and $0.4 million, respectively, of expenses related to the Tides Foundation Warrant.
(5) For each of the three and six months ended June 30, 2025, the Company incurred acquisition-related costs of $2.5 million in connection with the Company’s business combinations. These costs primarily consist of legal, accounting, and other professional fees, and are recorded in general and administrative expenses in the condensed consolidated statements of operations.

There are no reconciling items or adjustments between segment net revenues, net income, total assets and consolidated net revenues, net income and total assets.
Substantially all of the Company’s long-lived assets were located in the United States as of June 30, 2025 and December 31, 2024.
Note 12—Subsequent Events
On August 5, 2025, a subsidiary of the Company entered into a definitive agreement to acquire 100% of the equity interest of Ascen Inc., a tech-enabled employer of record (EOR), specifically designed for the contingent labor space. The transaction is expected to close in the second half of 2025, subject to the satisfaction of customary closing conditions. The Company is currently evaluating the impact of the acquisition on its condensed consolidated financial statements.

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
Overview
Independent talent is an increasingly sought-after, critical, and expanding segment of the global workforce. We operate the world’s largest human and AI-powered work marketplace that connects businesses with independent talent from across the globe, as measured by gross services volume, which we refer to as GSV. GSV represents the total amount that clients spend on our offerings as well as additional fees we charge to talent and clients for other services. We define talent as customers that advertise and provide services to clients through our work marketplace, and we define clients as customers that seek and work with talent through our work marketplace. Talent includes independent professionals and agencies of varying sizes. Clients on our work marketplace range in size, from independent professionals and small businesses to Fortune 100 companies. We refer to talent and clients together as customers.
Financial Highlights
Over the past several years, we have implemented a number of strategic initiatives intended to drive long-term growth, enhance monetization, and improve operational efficiency. These initiatives include (i) introducing dynamic pricing for job proposals, designed to optimize talent distribution across categories by adjusting the number of Connects required per proposal based on talent supply and demand, (ii) expanding our ads and monetization products on the work marketplace, (iii) executing operational efficiency initiatives aimed at improving profitability, (iv) retiring the tiered service fee structure for talent working with clients on our Marketplace offering in favor of a flat fee, (v) implementing a new Enterprise strategy, including expanded offerings to serve broader client segments, and (vi) continuing to invest in generative AI capabilities and premium offerings.
While evolving macroeconomic conditions continue to weigh on customer demand, these strategic initiatives contributed to Marketplace take rate expansion and revenue growth in the three and six months ended June 30, 2025.
Marketplace revenue increased by 2% to $170.7 million and $337.0 million for the three and six months ended June 30, 2025, respectively, as compared to $166.8 million and $331.1 million in the same periods in 2024, respectively.
Marketplace take rate increased to 18.5% and 18.4% for the three and six months ended June 30, 2025, respectively, as compared to 18.0% and 17.9% in the same periods in 2024, respectively, reflecting the growing contributions from ads and monetization products. We expect Marketplace take rate to remain relatively constant throughout the remainder of 2025.
During the three months ended June 30, 2025, we generated net income of $32.7 million and adjusted EBITDA of $57.1 million, compared to net income of $22.2 million and adjusted EBITDA of $40.8 million during the same period in 2024. During the six months ended June 30, 2025, we generated net income of $70.5 million and adjusted EBITDA of $113.1 million, as compared to net income of $40.7 million and adjusted EBITDA of $74.2 million during the same period in 2024.
These changes are primarily due to the cost-saving measures implemented in recent years, including reduced investments in brand marketing and vendor spend and workforce reductions. We expect these cost-saving measures will continue to positively impact net income and adjusted EBITDA throughout the remainder of 2025, as compared to 2024.
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

Key Financial and Operational Metrics
We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. As of and for the three and six months ended June 30, 2025 and 2024, our key financial and operating metrics were as follows:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(In thousands, except percentages and basis points)	2025	2024		2025	2024
GSV	$1,002,650	$1,008,267	(1)%	$1,990,363	$2,017,063	(1)%
Marketplace revenue	$170,660	$166,786	2%	$336,953	$331,116	2%
Marketplace take rate	18.5%	18.0%	54 bps	18.4%	17.9%	54 bps
Net income	$32,726	$22,220	47%	$70,456	$40,662	73%
Adjusted EBITDA (1)	$57,061	$40,835	40%	$113,072	$74,160	52%
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

	As of June 30,		% Change
(Active clients are in thousands)	2025	2024
Active clients	796	868	(8)%
GSV per active client	$5,002	$4,745	5%
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

The following table presents a reconciliation of net income, the most directly comparable financial measure prepared in accordance with U.S. GAAP, to adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Net income	$32,726	$22,220	$70,456	$40,662
Add back (deduct):
Stock-based compensation expense	15,977	19,238	28,249	36,180
Depreciation and amortization	5,879	3,629	10,740	6,775
Other income, net	(5,878)	(5,620)	(12,195)	(12,342)
Income tax provision	5,717	1,181	12,994	2,510
Other (1)(2)	2,640	187	2,828	375
Adjusted EBITDA	$57,061	$40,835	$113,072	$74,160
(1) For the three and six months ended June 30, 2025 and 2024, we incurred $0.2 million and $0.4 million, respectively, of expense related to the warrant to purchase 500,000 shares of our common stock at an exercise price of $0.01 per share issued to the Tides Foundation in 2018.
(2) For each of the three and six months ended June 30, 2025, we incurred acquisition-related costs of $2.5 million in connection with business combinations. These costs primarily consist of legal, accounting, and other professional fees, and are recorded in general and administrative expenses in the condensed consolidated statements of operations. Beginning in the second quarter of 2025, we included acquisition-related costs as an add-back to net income in the reconciliation to adjusted EBITDA. Acquisition-related costs incurred in prior periods were deemed immaterial and therefore not included as an add-back to adjusted EBITDA.

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
Components of Our Results of Operations
Revenue
Marketplace Revenue. Marketplace revenue is primarily generated from talent service fees, and to a lesser extent, client marketplace fees. Effective May 2025, we introduced a variable pricing structure for talent service fees for new contracts. Under this variable pricing structure, talent are charged a fixed fee for each contract ranging from 0% to 15% of their earnings, depending on platform-specific supply and demand factors, such as project type, job availability, and client demand. The applicable fee is disclosed at contract inception and remains fixed for the duration of the contract. For contracts formed prior to May 2025, we maintain a flat talent service fee of 10% for talent working with clients through our Marketplace offerings.
Revenue for a majority of our talent service fees is recognized on the Sunday of each week, as this is the day we have the contractual right to bill talent for the service fees. We charge a client marketplace fee of 5% on each transaction—or 3% if paid via ACH for eligible clients. We also offer a Business Plus plan that includes premium features targeted at larger customers, which is subject to a client marketplace fee of 10% on each transaction—or 8% if paid via ACH for eligible clients.
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

Results of Operations
The following table sets forth our condensed consolidated results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Revenue
Marketplace	$170,660	$166,786	$336,953	$331,116
Enterprise	24,279	26,343	50,692	52,950
Total revenue	194,939	193,129	387,645	384,066
Cost of revenue (1)	43,432	43,852	85,238	88,045
Gross profit	151,507	149,277	302,407	296,021
Operating expenses
Research and development (1)	44,843	52,465	90,995	105,381
Sales and marketing (1)	36,671	47,333	72,422	95,184
General and administrative (1)	35,659	29,924	63,707	61,925
Provision for transaction losses	1,769	1,774	4,028	2,701
Total operating expenses	118,942	131,496	231,152	265,191
Income from operations	32,565	17,781	71,255	30,830
Other income, net	5,878	5,620	12,195	12,342
Income before income taxes	38,443	23,401	83,450	43,172
Income tax provision	(5,717)	(1,181)	(12,994)	(2,510)
Net income	$32,726	$22,220	$70,456	$40,662
(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Cost of revenue	$200	$497	$387	$963
Research and development	5,615	8,106	11,427	15,476
Sales and marketing	1,674	3,393	3,175	6,329
General and administrative	8,488	7,242	13,260	13,412
Total stock-based compensation	$15,977	$19,238	$28,249	$36,180

Comparison of the Three and Six Months Ended June 30, 2025 and 2024
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2025	2024	Change		2025	2024	Change
Marketplace	$170,660	$166,786	$3,874	2%	$336,953	$331,116	$5,837	2%
Percentage of total revenue	88%	86%			87%	86%
Enterprise	24,279	26,343	(2,064)	(8)%	50,692	52,950	(2,258)	(4)%
Percentage of total revenue	12%	14%			13%	14%
Total revenue	$194,939	$193,129	$1,810	1%	$387,645	$384,066	$3,579	1%

During the three and six months ended June 30, 2025, macroeconomic conditions impacted GSV, which declined 1%, respectively, compared to the same periods in 2024. The number of active clients decreased 8% as of June 30, 2025, compared to June 30, 2024, driven by slower growth in acquisition of new clients. By contrast, GSV per active client increased 5% as of June 30, 2025, compared to June 30, 2024, reflecting increased client engagement.
We expect no material improvement to macroeconomic conditions throughout the remainder of 2025.
For the three and six months ended June 30, 2025, total revenue was $194.9 million and $387.6 million, representing a 1% increase compared to the same periods in 2024, respectively.
For the three and six months ended June 30, 2025, Marketplace revenue increased by $3.9 million and $5.8 million, respectively, or 2% in each period, compared to the same periods in 2024, primarily due to higher revenue from ads and monetization products and client marketplace fees. This increase was partially offset by a decrease in talent service fees resulting from our 2023 transition from a tiered service fee structure to a flat fee model. We expect Marketplace revenue to increase for the remainder of 2025 compared to the same periods in 2024, driven by a number of strategic initiatives intended to improve monetization and support long-term growth.
For the three months ended June 30, 2025, Enterprise revenue decreased by $2.1 million, or 8%, compared to the same period in 2024. For the six months ended June 30, 2025, Enterprise revenue decreased by $2.3 million, or 4% compared to the same period in 2024. These decreases were primarily driven by lower revenue from our Managed Services offering as a result of a reduction in client spend. Additionally, during the first half of 2025, we focused on supporting existing Enterprise clients, which contributed to stable active account trends despite a challenging macro environment, and improving year-over-year trends in spend per active enterprise client. As we continue refining our Enterprise strategy, we expect Enterprise revenue to decline for the remainder of the year compared to the same periods in 2024.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2025	2024	Change		2025	2024	Change
Cost of revenue	$43,432	$43,852	$(420)	(1)%	$85,238	$88,045	$(2,807)	(3)%
Total gross margin	78%	77%			78%	77%
For the three and six months ended June 30, 2025, cost of revenue decreased by $0.4 million, or 1%, and $2.8 million, or 3%, respectively, compared to the same periods in 2024. The decreases were primarily due to reductions in data center and customer support costs of $1.1 million and $3.0 million, respectively, and lower costs associated with our Upwork Professional offering of $0.9 million and $2.0 million, respectively, reflecting hosting optimization efforts and workforce reductions. These decreases were partially offset by increases in cost to deliver our Managed Services offering of $0.8 million and $1.2 million, respectively, primarily due to contract termination costs triggered by a reduction in work volume under a client contract. In addition, amortization expense related to internal-use software and platform development increased by $0.8 million and $1.4 million, respectively.
For each of the three and six months ended June 30, 2025, gross margin increased to 78% compared to 77% in the same periods in 2024, primarily due to lower cost of revenue driven by cost-optimization efforts implemented in prior year, including workforce reductions and other cost-saving measures.
We expect cost of revenue to remain relatively consistent in the third and fourth quarters of 2025 compared to the same periods in 2024, reflecting cost optimization efforts, partially offset by higher amortization of capitalized internal-use software resulting from continued investment in platform enhancements. On a full-year basis, we expect total cost of revenue to be lower for the full year 2025 as compared to 2024. Amounts paid to talent in connection with our Managed Services offering are tied to the volume of managed services used by our clients. The level and timing of these items could fluctuate and affect our cost of revenue in the future. We expect gross margin to remain consistent throughout the remainder of 2025.
Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2025	2024	Change		2025	2024	Change
Research and development	$44,843	$52,465	$(7,622)	(15)%	$90,995	$105,381	$(14,386)	(14)%
Percentage of total revenue	23%	27%			23%	27%
For the three and six months ended June 30, 2025, research and development expense decreased by $7.6 million, or 15% and $14.4 million, or 14%, respectively, compared to the same periods in 2024. The decreases were primarily driven by reductions in personnel-related costs of $7.3 million and $12.8 million, respectively, reflecting workforce reductions and other cost-saving measures implemented in 2024. In addition, we capitalized $1.1 million and $2.2 million of incremental internal-use software and platform development costs during the three and six months ended June 30, 2025, respectively. These costs were partially offset by increases in amortization of intangible assets of $0.9 million and $1.8 million, respectively, compared to the same periods in 2024.
While we remain committed to ongoing innovation to further enhance our platform, building new features, with a focus on generative AI, we expect total research and development expenses to decrease throughout the remainder of 2025, compared to 2024.

Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2025	2024	Change		2025	2024	Change
Sales and marketing	$36,671	$47,333	$(10,662)	(23)%	$72,422	$95,184	$(22,762)	(24)%
Percentage of total revenue	19%	25%			19%	25%
For the three and six months ended June 30, 2025, sales and marketing expense decreased by $10.7 million, or 23% and $22.8 million, or 24%, respectively, compared to the same periods in 2024. The decreases were primarily driven by cost-optimization efforts implemented in the prior year, including the realignment and streamlining of our sales and marketing workforce. As a result, personnel-related costs decreased by $7.3 million and $16.7 million, respectively, and marketing and advertising expense decreased by $2.9 million and $4.8 million, respectively, compared to the same periods in 2024.
We expect sales and marketing expense to continue to decrease throughout the remainder of 2025 compared to 2024, primarily due to the ongoing impact of workforce-related changes and other cost-saving initiatives implemented in 2024.
General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2025	2024	Change		2025	2024	Change
General and administrative	$35,659	$29,924	$5,735	19%	$63,707	$61,925	$1,782	3%
Percentage of total revenue	18%	15%			16%	16%
For the three and six months ended June 30, 2025, general and administrative expense increased by $5.7 million, or 19%, and $1.8 million, or 3%, respectively, compared to the same periods in 2024. The increases were primarily driven by higher personnel-related costs of $3.8 million and $1.2 million, respectively, largely due to increased bonus expense based on 2025 financial performance. In addition, legal fees increased $1.4 million and $1.1 million, compared to the same periods in 2024, primarily driven by acquisition-related costs.
We expect general and administrative expenses to increase for the remainder of 2025 compared to 2024, primarily due to an increase in stock-based compensation.
Provision for Transaction Losses

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2025	2024	Change		2025	2024	Change
Provision for transaction losses	$1,769	$1,774	$(5)	—%	$4,028	$2,701	$1,327	49%
Percentage of total revenue	0.9%	0.9%			1.0%	0.7%
For the six months ended June 30, 2025, provision for transaction losses increased by $1.3 million, compared to the same period in 2024. The provision for the six months ended June 30, 2024 was lower primarily due to better than expected collections during that period. We expect provision for transaction losses to remain at a normalized level of approximately 1% of revenue for the remainder of 2025.

Other Income, Net

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2025	2024	Change		2025	2024	Change
Other income, net	$5,878	$5,620	$258	5%	$12,195	$12,342	$(147)	(1)%
Other income, net remained relatively consistent for the three and six months ended June 30, 2025, compared to the same periods in 2024.
Income Tax Provision

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2025	2024	Change		2025	2024	Change
Income tax provision	$(5,717)	$(1,181)	$4,536	384%	$(12,994)	$(2,510)	$10,484	418%
Effective tax rate	14.9%	5.0%			15.6%	5.8%
For the three and six months ended June 30, 2025, our income tax provision increased by $4.5 million and $10.5 million, respectively, compared to the same periods in 2024. Our effective tax rates were 14.9% and 15.6% for the three and six months ended June 30, 2025, respectively, compared to 5.0% and 5.8% for the same periods in 2024, respectively.
The increase in our effective tax rates for the three and six months ended June 30, 2025, was primarily driven by the absence of a valuation allowance in the current periods, whereas the prior-year rates reflected lower tax expense due to the impact of a valuation allowance on our U.S. deferred tax assets.
Our income tax provision for the three and six months ended June 30, 2025, was primarily driven by income in the United States and non-deductible compensation, partially offset by the generation of research and development tax credits and the benefit from the Foreign-Derived Intangible Income deduction.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents and marketable securities. Our cash equivalents and marketable securities primarily consist of money market funds, commercial paper, treasury bills, corporate bonds, U.S. and foreign government securities, asset-backed securities, and other types of fixed income securities. The primary objective of our investment activities from our operating investments is to preserve principal while maximizing income without significantly increasing risk. Since our inception, our business has consisted of the operation of an online work marketplace that connects businesses with independent talent from across the globe, and we do not make investments for trading or speculative purposes. As of June 30, 2025 and December 31, 2024, we had $291.1 million and $305.8 million in cash and cash equivalents, respectively. As of June 30, 2025 and December 31, 2024, we had $343.5 million and $316.3 million in marketable securities, respectively.
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
Notes
Assuming the outstanding Notes are not converted into our common stock, repurchased, or redeemed prior to maturity on August 15, 2026, (i) annual interest expense relating to the Notes will be $1.4 million for the remainder of fiscal year 2025 and $1.8 million in 2026 and (ii) principal in the amount of $361.0 million will be payable upon maturity. For additional information about our Notes, see the section below titled “—Convertible Senior Notes Due 2026 and Capped Calls.”
Future Purchase Commitments for Cloud Infrastructure
In July 2024, we commenced a non-cancellable agreement for cloud infrastructure and other services that contains future purchase commitments of $40.0 million over two years, with $20.0 million in each year. As of June 30, 2025, we had remaining purchase commitments under this agreement of $16.7 million.
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
During the three and six months ended June 30, 2025, we repurchased and subsequently retired 2.9 million and 5.2 million shares of our common stock for an aggregate amount of $37.9 million and $70.9 million at an average price of $13.00 and $13.52 per share, including fees associated with the repurchases and excluding excise tax, respectively. As of June 30, 2025, we had $29.1 million available for repurchases under the 2024 Share Repurchase Authorization.
We previously repurchased $100.0 million of common stock pursuant to the share repurchase program authorized by our board of directors in November 2023, which is referred to as the 2023 Share Repurchase Authorization. The 2023 Share Repurchase Authorization was fully utilized as of December 31, 2024.
Escrow Funding Requirements
As a licensed internet escrow agent, we offer escrow services to customers of our work marketplace and, as such, we are required to hold our customers’ escrowed cash and in-transit cash in trust as an asset and record a corresponding liability for escrow funds held on behalf of talent and clients on our balance sheet. We expect the balances of our funds held in escrow, including funds held in transit, and the related liability to fluctuate based on marketplace activity and may vary from period to period. Escrow regulations require us to cover the trust with our operating cash in the event of shortages due to the timing of cash receipts from clients for completed hourly billings. Talent submit their billings for hourly contracts to their clients on a weekly basis every Sunday, and the aggregate amount of such billings is added to escrow funds payable to talent on the same day. As of each Sunday of each week, we have not yet collected funds for hourly billings from clients as these funds are in transit. Therefore, in order to satisfy escrow funding requirements, every Sunday we match the shortage of cash in trust by restricting our own operating cash and typically collect this cash shortage from clients within the next several days. As of June 30, 2025 and December 31, 2024, funds held in escrow, including funds in transit, were $212.0 million and $195.7 million, respectively. We deposit a portion of funds held in escrow in interest-bearing checking accounts.
Convertible Senior Notes Due 2026 and Capped Calls
As of June 30, 2025 and December 31, 2024, $361.0 million aggregate principal amount of the Notes remained outstanding.
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
The initial cap price of the Capped Calls is $92.74 per share of common stock, subject to certain customary adjustments under the terms of the Capped Calls. See “Note 8—Debt” of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding the Notes and the Capped Calls.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(In thousands)	2025	2024
Net cash provided by operating activities(1)	$109,479	$54,017
Net cash (used in) provided by investing activities	(56,673)	156,529
Net cash used in financing activities(1)	(51,496)	(101,115)
Net change in cash, cash equivalents, and restricted cash (2)	$1,310	$109,431
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

(2) Includes an increase in funds held in escrow, including funds in transit of $16.6 million during the six months ended June 30, 2025 and includes a decrease in funds held in escrow, including funds in transit of $4.8 million during the six months ended June 30, 2024.

Operating Activities
Our largest source of cash from operating activities is revenue generated from our work marketplace. Our primary uses of cash from operating activities are for personnel-related expenditures, payment processing fees, amounts paid to talent to deliver services for clients under our Managed Services offering, and third-party hosting costs.
For the six months ended June 30, 2025, net cash provided by operating activities was $109.5 million, which resulted from net income of $70.5 million, non-cash adjustments of $42.8 million, and net cash outflows of $3.8 million from changes in operating assets and liabilities.
For the six months ended June 30, 2024, net cash provided by operating activities was $54.0 million, which resulted from net income of $40.7 million and non-cash adjustments of $40.2 million, offset by net cash outflows of $26.9 million from changes in operating assets and liabilities.
Investing Activities
For the six months ended June 30, 2025, net cash used in investing activities was $56.7 million, which was primarily a result of investing $259.1 million in various marketable securities, $20.4 million cash paid for the acquisition of Bubty B.V., $8.2 million in internal-use software and platform development costs, and $4.9 million for purchases of property and equipment. These outflows were partially offset by $232.4 million in proceeds from maturities of marketable securities and $3.5 million in proceeds from the sale of marketable securities.

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
Financing Activities
For the six months ended June 30, 2025, net cash used in financing activities was $51.5 million, which was driven by $70.9 million cash paid for repurchases under the 2024 Share Repurchase Authorization, partially offset by an increase in escrow funds payable of $16.6 million, proceeds received from our 2018 Employee Stock Purchase Plan, which we refer to as the 2018 ESPP, of $2.2 million, and cash received from stock option exercises of $0.7 million.
For the six months ended June 30, 2024, net cash used in financing activities was $101.1 million, which was driven by $100.0 million cash paid for repurchases under the 2023 Share Repurchase Authorization, a decrease in escrow funds payable of $4.8 million, partially offset by proceeds received from our 2018 ESPP of $2.9 million, and cash received from stock option exercises of $0.8 million.
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
Interest Rate Risk
Borrowings under the Notes have a fixed interest rate. As of each of June 30, 2025 and December 31, 2024, we had $361.0 million aggregate principal amount of borrowings outstanding under the Notes.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2025. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to any material pending legal proceedings. See “Note 7—Commitments and Contingencies” of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information on our commitments and contingencies.
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
•Acquisitions, investments, and other strategic transactions could result in operating difficulties and harm our business.
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
We have experienced growth in a relatively short period of time and expect to invest in our growth in the future. However, our historical growth should not be considered indicative of our future performance, and there can be no assurance that we will be able to sustain our historical growth rates or that any future investments in growth will be successful or cost-effective. Moreover, sustaining our growth in future periods will become more difficult if macroeconomic uncertainty, elevated interest rates, and inflation persist. For example, during the three and six months ended June 30, 2025, macroeconomic conditions impacted GSV, which declined 1%, respectively, compared to the same periods in 2024. To manage any future growth, we must improve our systems, motivate and effectively manage and train our workforce, and successfully manage the risks, challenges, and uncertainties associated with our business. If we are unable to grow successfully without compromising the quality of our offerings or customer experience, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, operating results, and financial condition could be adversely affected.
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
Our business strategy may, from time to time, include business combinations, acquisitions, and dispositions of products, services, technologies, businesses, or other assets, strategic investments, and commercial and strategic partnerships. However, there can be no assurance that we will be successful in identifying, negotiating and consummating strategic transaction opportunities. These transactions, even if undertaken and announced, may not close on the anticipated timeline or at all, including due to challenges in obtaining regulatory or other approvals. In addition, strategic transactions that do close may involve significant challenges, uncertainties, and risks, including:
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
Our ability to attract and retain customers is dependent in part on the ease of use, trustworthiness, and reliability of our work marketplace, including our ability to provide high-quality support. Our customers depend on our support organization to enforce our terms of service against bad actors, resolve any issues relating to our work marketplace, communicate effectively about their accounts, and assist in their use of our work marketplace, especially large clients, which expect higher levels of support. In addition, customers of our Enterprise business’s Managed Services offering depend on our support organization to manage their projects and reach satisfactory project outcomes. Our ability to provide effective support is largely dependent on our ability to attract, resource, and retain service providers who are both qualified and well versed in our work marketplace. The incorporation of generative AI into our support tools, either by us or our third-party support partners, may lead to inconsistent quality of experience as these tools are integrated and refined. As we seek to continue to grow our international customer base, our support organization will face additional challenges, including those associated with delivering support and documentation in additional languages. Any failure to maintain high-quality support or effectively communicate with our customers, or any market perception that we do not maintain high-quality support or act professionally, fairly, or effectively in our communications and actions, could harm our reputation and customer demand, and adversely impact our business, operating results, and financial condition.
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
Regulatory scrutiny on large companies, technology companies, and companies engaged in dealings with independent contractors, payments, or personal information and data has increased significantly and may continue to increase. New and existing laws and regulations (or changes in interpretation of existing laws and regulations) may be adopted, implemented, or interpreted to apply to our business or our customers, including as a result of new lines of business, products or features we may introduce or international expansion of our business. In addition, these laws and regulations affect our customers and may affect demand for our work marketplace. If we determine additional legal requirements apply to our business, we may expend resources to comply or obtain licenses, and such efforts may be a distraction to the business or require adverse changes to the manner in which we conduct our business or our work marketplace and may themselves cause regulatory agencies to scrutinize our business, including past practices. It is also possible that certain provisions in agreements with our customers or service providers, or between talent and clients, or the fees we charge, may be found to be unenforceable or not compliant with applicable law.
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
We have incurred net losses in the past, and as of June 30, 2025, we had an accumulated deficit of $8.0 million. We have made, and expect to continue to make in the future, significant expenditures related to the development and expansion of our business. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. While our GSV and revenue have grown in recent years, we may not be able to sustain the same level of growth in future periods, or at all. For example, during the three and six months ended June 30, 2025, macroeconomic conditions impacted GSV, which declined 1%, respectively, compared to the same periods in 2024. In addition, although our profitability has improved in recent periods, if our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to maintain profitability in future periods and the trading price of our common stock could decline.
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
•fluctuations in gross margin and revenue, including as a result of fluctuations in the use of our Enterprise business’s Managed Services offering due to our recognition of the entire GSV from the Managed Services offering as revenue, including the amounts paid to talent;
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
We are subject to numerous taxes and tax collection obligations in the U.S. and other foreign jurisdictions. Significant judgment is required to evaluate applicable tax obligations and in many cases the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business. For example, in July 2025, Public Law 119-21 was enacted, introducing changes to U.S. tax law, and we are currently evaluating the impacts of this legislation on our condensed consolidated financial statements. As a result, we may recognize additional tax expense and be subject to additional tax liabilities, including other liabilities for tax collection obligations due to changes in federal, state, and international tax laws, statutes, rules, regulations, or ordinances; changes in taxing jurisdictions and administrative interpretations and applications; results of tax examinations, settlements, or judicial decisions; changes in accounting principles; or changes to our business operations. Moreover, a number of countries and intergovernmental organizations have recently proposed, recommended, or enacted new laws or changes to existing laws that could impact our tax and reporting obligations or add new compliance costs to our business to administer, assess, collect, and remit those taxes, and countries may propose or enact new laws that tax our or our customers’ activities in response to the imposition of new trade barriers. These changes may happen with little or no advance notice or implementation time, which can increase various short term costs of compliance. The impact and burden of these regulations and proposed regulations on our business and the businesses of our customers is uncertain and may have a negative impact on our business.
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
To support our growth and business strategy, such as developing new features or enhancements to our work marketplace, acquiring new technologies, and improving our infrastructure, we have made and expect to continue to make significant financial investments in our business. In addition, we may, from time to time, seek to acquire or strategically invest in other complementary products, technologies, or businesses or repurchase outstanding shares of our common stock or the Notes. For example, during the fiscal year ended December 31, 2024, we paid $100.0 million to repurchase shares of our common stock under the 2023 Share Repurchase Authorization, and as of June 30, 2025, we had $29.1 million available for repurchases of our common stock under the 2024 Share Repurchase Authorization. We may need to engage in equity or debt financings to obtain the funds required for these investments, acquisitions, and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to those of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve additional restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions and strategic investments. If we are unable to obtain adequate financing on terms satisfactory to us or at all, our ability to continue to support our business growth and business strategy could be significantly impaired and our business, operating results, and financial condition may be adversely affected.
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
In October 2024, our board of directors authorized $100.0 million for share repurchases under the 2024 Share Repurchase Authorization and we had $29.1 million available for repurchases under the 2024 Share Repurchase Authorization as of June 30, 2025. The actual timing and amount of any repurchases under the 2024 Share Repurchase Authorization will depend on a variety of factors, including stock price, trading volume, market and business conditions, regulatory requirements, and other considerations, all of which may be impacted by factors outside of our control. The 2024 Share Repurchase Authorization could affect the trading price of our common stock, increase volatility, and diminish our cash and cash equivalents and marketable securities available to fund working capital, repayment of debt, capital expenditures, strategic acquisitions, investments, or business opportunities, and other general corporate purposes. The 2024 Share Repurchase Authorization may be suspended, terminated, or modified at any time for any reason, and we cannot guarantee that the 2024 Share Repurchase Authorization will be fully consummated, or at all, or that it will enhance long-term stockholder value.
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
In August 2021, we issued the Notes. The Notes are senior, unsecured obligations and bear interest at a rate of 0.25% per year. The Notes will mature on August 15, 2026, unless earlier redeemed, repurchased, or converted in accordance with the terms of the Notes. In March 2023, we repurchased a portion of the outstanding Notes, and, as of June 30, 2025, $361.0 million aggregate principal amount of the Notes remained outstanding. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our stockholders and our business, operating results, and financial condition by, among other things:

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
Issuer Purchases of Equity Securities
Share repurchases of our common stock under the 2024 Share Repurchase Authorization for the three months ended June 30, 2025 were as follows (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1, 2025 - April 30, 2025	2,459,419	$12.75	2,459,419	$35,596
May 1, 2025 - May 31, 2025	453,088	14.39	453,088	29,078
June 1, 2025 - June 30, 2025	—	—	—	29,078
Total	2,912,507	$13.00	2,912,507	$29,078
(1) Shares purchased are as of trade date.
(2) Average price paid per share is calculated on the trade date and excludes any excise tax that we accrue on our share repurchases as a result of the Inflation Reduction Act of 2022.
(3) In October 2024, we announced that our board of directors authorized the 2024 Share Repurchase Authorization to purchase up to $100.0 million of our common stock. The 2024 Share Repurchase Authorization does not have a fixed expiration date and does not obligate us to acquire any dollar amount or specific number of shares. Repurchases of our common stock under the 2024 Share Repurchase Authorization may be made from time to time on the open market (including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act), in privately negotiated transactions, or by other methods, at our discretion, and in accordance with applicable securities laws and other restrictions. As of June 30, 2025, we had $29.1 million available for repurchases of our common stock under the 2024 Share Repurchase Authorization.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Insider Trading Arrangements
During the three months ended June 30, 2025, two of our directors or officers (as defined in Section 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, intended to satisfy the affirmative defense of Rule 105b-1(c) under the Exchange Act, each of which is referred to as the Sales Plan, as set forth in the table below.
Each Sales Plan included a representation from the director or officer to the broker administering the plan that such director or officer was not in possession of any material nonpublic information regarding Upwork or the Upwork securities subject to the Sales Plan. A similar representation was made to us in connection with the adoption of each Sales Plan under our Insider Trading Policy. Those representations were made as of the date of adoption or modification of each Sales Plan and speak only as of that date. In making those representations, there is no assurance with respect to any material nonpublic information of which the director or officer was unaware, or with respect to any material nonpublic information acquired by the director, officer, or us after the date of the representation.

Name and Position	Action	Date	Type of Trading Arrangement	Maximum Number of Shares of Common Stock Eligible for Sale	Expiration Date(1)
Olivier Marie	Adoption	May 15, 2025	Rule 10b5-1	See footnote 2	June 30, 2026
Chief Accounting Officer
David T. Bottoms	Adoption	May 30, 2025	Rule 10b5-1	See footnote 3	June 30, 2027
GM, Marketplace
(1) The trading arrangement will be in effect until the earlier of (i) the expiration date set forth in the table and (ii) the date on which the maximum number of shares of our common stock subject to the Sales Plan have been sold thereunder.
(2) Includes (i) up to 1,294 shares issued upon the vesting of restricted stock units, which we refer to as RSUs, previously granted to Mr. Marie that vested and were released to Mr. Marie prior to the adoption date, less any such shares that may have previously been sold pursuant to Mr. Marie’s Rule 10b5-1 trading plan adopted on May 3, 2024, (ii) up to 36,597 shares issuable upon the vesting of RSUs previously granted to Mr. Marie that will vest and be released to Mr. Marie on or prior to the retirement date, subject to Mr. Marie’s continued service on each vesting date and less the number of shares sold upon the vesting of the RSUs covered by the Sales Plan to satisfy tax withholding obligations pursuant to Upwork’s non-discretionary “sell to cover” requirement, and (iii) a number of shares Mr. Marie may purchase under the 2018 ESPP during the term of the Sales Plan, which cannot be determined at this time as the purchase price for such shares will be determined at the end of the applicable purchase period under the 2018 ESPP.
(3) Includes (i) up to 187,478 shares issuable upon the vesting of RSUs previously granted to Mr. Bottoms that will vest and be released to Mr. Bottoms on or prior to the expiration date, subject to Mr. Bottoms’s continued service on each vesting date and less the number of shares sold upon the vesting of the RSUs covered by the Sales Plan to satisfy tax withholding obligations pursuant to Upwork’s non-discretionary “sell to cover” requirement, (ii) up to 287,219 shares issuable upon the vesting of performance stock units, which we refer to as PSUs, previously granted to Mr. Bottoms that will vest and be released to Mr. Bottoms on or prior to the expiration date, subject to Upwork’s achievement of the performance criteria applicable to the PSUs and Mr. Bottoms’s continued service on each vesting date and less the number of shares sold upon the vesting of the PSUs covered by the Sales Plan to satisfy tax withholding obligations pursuant to Upwork’s non-discretionary “sell to cover” requirement, and (iii) a number of shares Mr. Bottoms may purchase under the 2018 ESPP during the term of the Sales Plan, which cannot be determined at this time as the purchase price for such shares will be determined at the end of the applicable purchase period under the 2018 ESPP.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing date	Filed Herewith
10.1#	Offer Letter, dated April 17, 2025, by and between Upwork Inc. and Dana Evan.					X
10.2#	Offer Letter, dated April 22, 2025, by and between Upwork Inc. and Glenn Kelman.					X
10.3#	Amended and Restated Change in Control and Severance Agreement, dated May 2, 2025, by and between Upwork Inc. and David T. Bottoms.					X
10.4#	Amended and Restated Change in Control and Severance Agreement, dated June 16, 2025, by and between Upwork Inc. and Hayden Brown.					X
10.5#	Amended and Restated Change in Control and Severance Agreement, dated June 16, 2025, by and between Upwork Inc. and Erica Gessert.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	X
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

UPWORK INC.

Date: August 6, 2025	By:	/s/ Hayden Brown
Hayden Brown
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2025	By:	/s/ Erica Gessert
Erica Gessert
Chief Financial Officer
(Principal Financial Officer)