Form 10-Q
period 2025-09-30
UPWORK, INC
filed 2025-11-04
CIK 1627475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of October 30, 2025, there were 130,654,883 shares of the registrant’s common stock outstanding.

Unless otherwise expressly stated or the context otherwise requires, references in this Quarterly Report on Form 10-Q, which we refer to as this Quarterly Report, to “Upwork,” “Company,” “our,” “us,” and “we” and similar references refer to Upwork Inc. and its wholly owned subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include all statements other than statements of historical fact, including any statements regarding our future operating results and financial position, information or predictions concerning the future of our business or strategy, anticipated events and trends, including future research and development, sales and marketing, and general and administrative expenses, and provision for transaction losses, potential growth or growth prospects, competitive position, technological and market trends, industry environment, the economy, our plans with respect to share repurchases, the expected impact and timing of strategic initiatives, including the launch of Lifted, the Company’s enterprise-focused subsidiary, and its acquisitions of Bubty B.V., which we refer to as Bubty, and Ascen Inc., which we refer to as Ascen, and other future conditions. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
UPWORK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share data)	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$260,838	$305,757
Marketable securities	382,259	316,344
Funds held in escrow, including funds in transit	211,373	195,736
Trade and client receivables – net of allowance of $6,485 and $4,646 as of September 30, 2025 and December 31, 2024, respectively	76,433	75,490
Prepaid expenses and other current assets	18,048	17,727
Total current assets	948,951	911,054
Property and equipment, net	40,373	30,056
Goodwill	150,471	121,064
Intangible assets, net	39,656	12,989
Operating lease asset	5,188	5,752
Deferred tax asset	125,065	128,779
Other assets, noncurrent	1,505	1,919
Total assets	$1,311,209	$1,211,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,514	$6,128
Escrow funds payable	211,373	195,736
Debt, current	359,310	—
Accrued expenses and other current liabilities	73,336	59,300
Deferred revenue	7,943	7,269
Total current liabilities	660,476	268,433
Debt, noncurrent	—	357,928
Operating lease liability, noncurrent	10,131	9,567
Other liabilities, noncurrent	12,476	308
Total liabilities	683,083	636,236
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.0001 par value; 490,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 131,393,994 and 135,348,453 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	13	14
Additional paid-in capital	605,931	653,575
Accumulated and other comprehensive income	867	264
Retained earnings (accumulated deficit)	21,315	(78,476)
Total stockholders’ equity	628,126	575,377
Total liabilities and stockholders’ equity	$1,311,209	$1,211,613
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2025	2024	2025	2024
Revenue	$201,730	$193,776	$589,375	$577,842
Cost of revenue	45,843	43,408	131,081	131,453
Gross profit	155,887	150,368	458,294	446,389
Operating expenses
Research and development	47,494	50,411	138,489	155,792
Sales and marketing	34,985	46,093	107,407	141,277
General and administrative	41,257	31,276	104,964	93,201
Provision for transaction losses	2,393	1,795	6,421	4,496
Total operating expenses	126,129	129,575	357,281	394,766
Income from operations	29,758	20,793	101,013	51,623
Other income, net	5,917	8,091	18,112	20,433
Income before income taxes	35,675	28,884	119,125	72,056
Income tax provision	(6,340)	(1,126)	(19,334)	(3,636)
Net income	$29,335	$27,758	$99,791	$68,420

Net income per share:
Basic	$0.22	$0.21	$0.75	$0.51
Diluted	$0.21	$0.20	$0.72	$0.50

Weighted-average shares used to compute net income per share:
Basic	131,987	132,603	133,114	133,404
Diluted	139,666	139,294	140,910	140,552

Other comprehensive income, net of tax:
Net unrealized holding gain on marketable securities, net	$143	$1,751	$603	$1,017
Total comprehensive income	$29,478	$29,509	$100,394	$69,437
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Three Months Ended September 30, 2025	Shares	Amount
Balances as of June 30, 2025	132,506,031	$13	$615,937	$724	$(8,020)	$608,654
Issuance of common stock upon exercise of stock options and common stock warrants	44,903	—	75	—	—	75
Stock-based compensation expense	—	—	20,880	—	—	20,880
Issuance of common stock for settlement of RSUs	945,053	—	—	—	—	—
Tides Foundation common stock warrant expense	—	—	188	—	—	188
Repurchase of common stock, including excise tax	(2,101,993)	—	(31,149)	—	—	(31,149)
Unrealized gain on marketable securities	—	—	—	143	—	143
Net income	—	—	—	—	29,335	29,335
Balances as of September 30, 2025	131,393,994	$13	$605,931	$867	$21,315	$628,126

(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended September 30, 2024	Shares	Amount
Balances as of June 30, 2024	132,006,676	$13	$615,012	$(529)	$(253,400)	$361,096
Issuance of common stock upon exercise of stock options	316,558	—	1,165	—	—	1,165
Stock-based compensation expense	—	—	19,093	—	—	19,093
Issuance of common stock for settlement of RSUs	1,174,043	—	—	—	—	—
Tides Foundation common stock warrant expense	—	—	188	—	—	188
Share repurchase excise tax		—	120	—	—	120
Unrealized gain on marketable securities	—	—	—	1,751	—	1,751
Net income	—	—	—	—	27,758	27,758
Balances as of September 30, 2024	133,497,277	$13	$635,578	$1,222	$(225,642)	$411,171

(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Nine Months Ended September 30, 2025	Shares	Amount
Balances as of December 31, 2024	135,348,453	$14	$653,575	$264	$(78,476)	$575,377
Issuance of common stock upon exercise of stock options and common stock warrants	208,398	—	729	—	—	729
Stock-based compensation expense	—	—	51,290	—	—	51,290
Issuance of common stock for settlement of RSUs	2,903,878	—	—	—	—	—
Tides Foundation common stock warrant expense	—	—	563	—	—	563
Issuance of common stock in connection with employee stock purchase plan	279,537	—	2,199	—	—	2,199
Repurchase of common stock, including excise tax	(7,346,272)	(1)	(102,425)	—	—	(102,426)
Unrealized gain on marketable securities	—	—	—	603	—	603
Net income	—	—	—	—	99,791	99,791
Balances as of September 30, 2025	131,393,994	$13	$605,931	$867	$21,315	$628,126

(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Nine Months Ended September 30, 2024	Shares	Amount
Balances as of December 31, 2023	137,272,754	$14	$674,918	$205	$(294,062)	$381,075
Issuance of common stock upon exercise of stock options and common stock warrants	514,115	—	1,935	—	—	1,935
Stock-based compensation expense	—	—	55,856	—	—	55,856
Issuance of common stock for settlement of RSUs	3,372,975	—	—	—	—	—
Tides Foundation common stock warrant expense	—	—	563	—	—	563
Issuance of common stock in connection with employee stock purchase plan	414,159	—	2,917	—	—	2,917
Repurchase of common stock, including excise tax	(8,076,726)	(1)	(100,611)	—	—	(100,612)
Unrealized gain on marketable securities	—	—	—	1,017	—	1,017
Net income	—	—	—	—	68,420	68,420
Balances as of September 30, 2024	133,497,277	$13	$635,578	$1,222	$(225,642)	$411,171
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$99,791	$68,420
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for transaction losses	5,707	3,533
Depreciation and amortization	18,686	10,443
Amortization of debt issuance costs	1,381	1,381
Accretion of discount on purchases of marketable securities, net	(5,699)	(10,431)
Amortization of operating lease asset	564	2,428
Tides Foundation common stock warrant expense	563	563
Stock-based compensation expense	48,038	54,758
Deferred taxes	(399)	—
Changes in operating assets and liabilities:
Trade and client receivables(1)	(1,654)	(236)
Prepaid expenses and other assets	40	(2,468)
Operating lease liability	600	(4,215)
Accounts payable	(504)	541
Accrued expenses and other liabilities	16,777	(367)
Deferred revenue	667	(9,369)
Net cash provided by operating activities	184,558	114,981
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(365,939)	(234,504)
Proceeds from maturities of marketable securities	302,725	365,269
Proceeds from sale of marketable securities	3,601	38,421
Acquisition of business, net of cash acquired	(59,846)	—
Purchases of property and equipment	(5,335)	(1,979)
Internal-use software and platform development costs	(13,376)	(8,600)
Net cash (used in) provided by investing activities	(138,170)	158,607
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in escrow funds payable, net(1)	23,025	32,008
Proceeds from exercises of stock options and common stock warrants	729	1,935
Proceeds from employee stock purchase plan	2,199	2,917
Repurchase of common stock	(101,923)	(100,000)
Net cash used in financing activities	(75,970)	(63,140)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(29,582)	210,448
Cash, cash equivalents, and restricted cash—beginning of period	505,593	296,418
Cash, cash equivalents, and restricted cash—end of period	$476,011	$506,866
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$10,368	$3,178
Cash paid for interest	899	920
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Right-of-use asset recognized	$—	$4,436
Property and equipment purchased but not yet paid	54	310
Internal-use software and platform development costs incurred but not yet paid	479	256
(1) Refer to “Note 2—Basis of Presentation and Summary of Significant Accounting Policies” for discussion of the change in the current period presentation.
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1—Organization and Description of Business
Upwork Inc., which is referred to as the Company or Upwork, through its complementary, wholly owned subsidiaries, connects businesses with global, AI-enabled talent across every on-demand work type, including freelance, fractional, and payrolled. The Company’s portfolio of platforms and other workforce solutions includes the Upwork Marketplace, the world’s human and AI-powered marketplace that connects businesses with on-demand access to highly skilled independent talent worldwide, and Lifted, the Company’s wholly owned subsidiary that provides a purpose-built solution for enterprise organizations to source, contract, manage, and pay talent across the full spectrum of contingent work.
The Company’s customers consist of both talent and clients. The Company defines talent as those who deliver services on either the Upwork Marketplace or Lifted platforms or through the Company’s other workforce solutions.
The Company defines clients as customers that seek and engage with talent through the Upwork Marketplace or Lifted platforms or the Company’s other workforce solutions. Talent includes independent professionals and agencies of varying sizes, while clients range from small businesses and entrepreneurs to large enterprises.
Upwork Inc. is incorporated in the state of Delaware and is headquartered in Palo Alto, California.
Unless otherwise expressly stated or the context otherwise requires, the terms “Upwork” and the “Company” in these notes to the condensed consolidated financial statements refer to Upwork Inc. and its wholly owned subsidiaries.
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
The condensed consolidated balance sheet as of December 31, 2024, included herein, was derived from the audited financial statements as of that date but does not include all disclosures including notes required by U.S. GAAP.
The condensed consolidated financial statements include the accounts of Upwork and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.
The accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair statement of the financial position, results of operations, changes in stockholders’ equity and cash flows for the interim periods, but do not purport to be indicative of the results of operations or financial condition to be anticipated for the full year ending December 31, 2025. Prior period presentation has been revised to conform to the current period presentation as of September 30, 2025.
Changes in Presentation
In 2024, the Company elected to change the presentation of certain cash flows on its Consolidated Statement of Cash Flows. The change in Trade and client receivables relating to amounts received on behalf of talent to fund their escrow accounts was reclassified from operating activities to financing activities, reflected within the caption Change in escrow funds payable, net. Prior period comparative amounts have been recast to conform to the current period presentation. This change had the impact of decreasing cash flow provided by operating activities by $30.1 million for the nine months ended September 30, 2024, and a corresponding offset in cash used in financing activities. This reclassification did not affect the previously reported total cash balances on the Consolidated Statement of Cash Flows. Additionally, these reclassifications had no impact on the Consolidated Statements of Operation and Comprehensive Income, Consolidated Balance Sheets, or Consolidated Statements of Shareholders’ Equity.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods presented. Such estimates include, but are not limited to: valuation of acquired intangible assets; the useful lives of assets; assessment of the recoverability of long-lived assets; goodwill impairment; allowance for expected credit losses; liabilities relating to transaction losses; stock-based compensation; and accounting for income taxes. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. The Company evaluates its estimates, assumptions, and judgments on an ongoing basis using historical experience and other factors and revises them when facts and circumstances dictate.
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
Recent Accounting Pronouncements Not Yet Adopted
With the exception of those discussed below, the Company has reviewed the accounting pronouncements issued prior to or during the nine months ended September 30, 2025, and concluded they were either not applicable or not expected to have a material impact on the Company’s condensed consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is referred to as ASU 2023-09. ASU 2023-09 requires public entities to provide annual disclosures of specific categories in the rate reconciliation and to disclose income taxes paid, disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that ASU 2023-09 will have on its consolidated financial statements and accompanying footnotes and currently expects that the adoption of ASU 2023-09 will result in additional disclosures in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2025, but will not have a material impact on the Company’s consolidated financial statements.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which is referred to as ASU 2025-05. ASU 2025-05 provides the option to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the timing of adoption and the potential impact of this new guidance on its consolidated financial statements, particularly as it relates to its accounts receivable.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which is referred to ASU 2025-06. ASU 2025-06 modernizes the accounting for internal-use software by removing all references to prescriptive and sequential software development stages. ASU 2025-06 requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project, and it is probable that the project will be completed and the software will be used for its intended purpose. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the timing of adoption and the potential impact of this new guidance on its consolidated financial statements.
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
The Company disaggregates revenue by two types of services: Marketplace revenue and Enterprise revenue.
The following table sets forth total revenue by type of service for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Marketplace	$174,572	$167,337	$511,525	$498,453
Enterprise	27,158	26,439	77,850	79,389
Total revenue	$201,730	$193,776	$589,375	$577,842

The following table sets forth total revenue by geographic area based on the billing address of talent and clients for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Talent
United States	$29,075	$28,604	$84,659	$84,744
Philippines	14,550	14,738	43,703	44,058
India	13,633	14,408	40,900	43,577
Pakistan (1)	12,048	10,144	33,643	29,033
Rest of world (1)(2)	43,816	42,960	128,284	130,970
Total talent	113,122	110,854	331,189	332,382
Clients
United States	57,121	60,332	178,077	179,614
Rest of world (2)	31,487	22,590	80,109	65,846
Total clients	88,608	82,922	258,186	245,460
Total revenue	$201,730	$193,776	$589,375	$577,842
(1) For the three and nine months ended September 30, 2024, the Company revised the presentation of geographic revenue to separately present Pakistan to conform to the current period presentation. This change in presentation did not impact total talent revenue or total revenue for the periods presented.
(2) During each of the three and nine months ended September 30, 2025 and 2024, no single country included in the Rest of world category had revenue that exceeded 10% of total talent revenue, total clients revenue, or total revenue.
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
Contract Balances
The following table provides information about the balances of the Company’s Trade and client receivables, net of allowance and contract liabilities included in deferred revenue and other liabilities, noncurrent as of the dates presented:

(In thousands)	September 30, 2025	December 31, 2024
Trade and client receivables, net of allowance	$76,433	$75,490
Contract liabilities
Deferred revenue, current	7,943	7,269
During the three and nine months ended September 30, 2025, changes in the contract liabilities balances were primarily the result of normal business activity.

Revenue recognized during the three and nine months ended September 30, 2025 that was included in deferred revenue as of June 30, 2025 and December 31, 2024 was $7.8 million and $7.3 million, respectively. Revenue recognized during the three and nine months ended September 30, 2024 that was included in deferred revenue as of June 30, 2024 and December 31, 2023 was $8.3 million and $15.7 million, respectively.
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
The Company’s financial instruments that are carried at fair value consist of Level I and Level II assets as of September 30, 2025 and December 31, 2024. The following tables summarize the Company’s available-for-sale marketable securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category reported as cash equivalents or marketable securities as of September 30, 2025 and December 31, 2024:

(In thousands) September 30, 2025	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cash Equivalents	Marketable Securities
Level I
Money market funds	$89,384	$—	$—	$89,384	$89,384	$—
Treasury bills	239,118	38	(7)	239,149	23,848	215,301
U.S. government securities	41,474	116	—	41,590	—	41,590
Total Level I	369,976	154	(7)	370,123	113,232	256,891
Level II
Corporate bonds	120,002	628	(6)	120,624	—	120,624
Foreign government and agency securities	4,727	18	(1)	4,744	—	4,744
Total Level II	124,729	646	(7)	125,368	—	125,368
Total	$494,705	$800	$(14)	$495,491	$113,232	$382,259

(In thousands) December 31, 2024	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cash Equivalents	Marketable Securities
Level I
Money market funds	$193,481	$—	$—	$193,481	$193,481	$—
Treasury bills	131,022	40	—	131,062	—	131,062
U.S. government securities	32,625	22	(33)	32,614	—	32,614
Total Level I	357,128	62	(33)	357,157	193,481	163,676
Level II
Commercial paper	16,233	—	—	16,233	—	16,233
Corporate bonds	126,395	431	(144)	126,682	—	126,682
Commercial deposits	4,121	—	—	4,121	—	4,121
Asset-backed securities	592	2	—	594	—	594
Foreign government and agency securities	5,036	14	(12)	5,038	—	5,038
Total Level II	152,377	447	(156)	152,668	—	152,668
Total	$509,505	$509	$(189)	$509,825	$193,481	$316,344
Additionally, the Company deposits funds held in escrow in interest-bearing and non-interest-bearing cash accounts. The interest earned on the interest-bearing accounts is included in Revenue in the Company’s condensed consolidated statement of operations and comprehensive income. As of September 30, 2025 and December 31, 2024, the fair value of the Company’s funds held on behalf of customers and held in interest-bearing cash accounts was measured using Level I inputs.
The following table summarizes the remaining contractual maturities of our cash equivalents and marketable securities as of September 30, 2025:

(In thousands)	Amortized Cost	Fair Value
Due within one year	$332,468	$332,504
Due after one year through five years	162,237	162,987
Total	$494,705	$495,491
Unrealized Investment Losses
For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell these securities, nor does it anticipate that it will need to or be required to sell the securities. As of September 30, 2025 and December 31, 2024, the decline in fair value of these securities was attributable to changes in interest rates and not due to credit-related factors. As of September 30, 2025 and December 31, 2024, the Company considered any decreases in market value to be temporary in nature and did not consider any of the Company’s marketable securities to be other-than-temporarily impaired. The Company did not record any impairment charges with respect to its marketable securities during each of the three and nine months ended September 30, 2025 and 2024.
During the three months ended September 30, 2025 and 2024, interest income, net was $6.8 million and $7.7 million, respectively. During the nine months ended September 30, 2025 and 2024, interest income, net was $20.6 million and $21.6 million, respectively. Interest income, net is included in Other income, net in the Company’s condensed consolidated statement of operations and comprehensive income.

Note 5—Balance Sheet Components
Cash and Cash Equivalents, Restricted Cash, and Funds Held In Escrow, Including Funds In Transit
The following table reconciles cash and cash equivalents, restricted cash, and funds held in escrow that are restricted as reported in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 to the total of the same amounts shown in the condensed consolidated statement of cash flows for the nine months ended September 30, 2025:

(In thousands)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$260,838	$305,757
Restricted cash	3,800	4,100
Funds held in escrow, including funds in transit	211,373	195,736
Total cash, cash equivalents, and restricted cash as shown in the condensed consolidated statement of cash flows	$476,011	$505,593
Property and Equipment, Net
Property and equipment, net consisted of the following as of the dates presented:

(In thousands)	September 30, 2025	December 31, 2024
Internal-use software and platform development	$75,204	$59,815
Computer equipment and software	7,342	6,817
Leasehold improvements	7,654	6,025
Office furniture and fixtures	1,076	1,755
Total property and equipment	91,276	74,412
Less: accumulated depreciation	(50,903)	(44,356)
Property and equipment, net	$40,373	$30,056
For each of the three months ended September 30, 2025 and 2024, depreciation expense related to property and equipment, excluding internal-use software and platform development, was $0.7 million. For the nine months ended September 30, 2025 and 2024, depreciation expense related to property and equipment, excluding internal-use software and platform development, was $1.5 million and $2.0 million, respectively.
For the three months ended September 30, 2025 and 2024, the Company capitalized $6.3 million and $3.6 million of internal-use software and platform development costs, respectively. For the nine months ended September 30, 2025 and 2024, the Company capitalized $16.7 million and $9.7 million of internal-use software and platform development costs, respectively.
For the three months ended September 30, 2025 and 2024, amortization expense related to the capitalized internal-use software and platform development costs was $3.8 million and $2.6 million, respectively. For the nine months ended September 30, 2025 and 2024, amortization expense related to the capitalized internal-use software and platform development costs was $10.2 million and $7.3 million, respectively.
Goodwill and Net Intangibles Assets
Goodwill
The following table summarizes the change in the carrying value amount of goodwill as of September 30, 2025:

Balance at December 31, 2024	$121,064
Increase in goodwill related to business combinations	29,407
Balance at September 30, 2025	$150,471
Net Intangibles Assets
The carrying value of intangible assets was as follows as of the dates presented:

	September 30, 2025			December 31, 2024
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$34,600	$4,807	$29,793	$11,000	$305	$10,695
Assembled workforce	3,188	2,922	266	3,188	1,727	1,461
Customer relationships	11,000	1,403	9,597	1,000	167	833
Total	$48,788	$9,132	$39,656	$15,188	$2,199	$12,989
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of the dates presented:

(In thousands)	September 30, 2025	December 31, 2024
Accrued compensation and related benefits	$39,435	$30,666
Accrued taxes	12,654	11,394
Accrued vendor expenses	11,864	9,485
Accrued payment processing fees	4,839	4,478
Operating lease liability, current	1,660	1,624
Accrued talent costs	1,657	801
Other	1,227	852
Total accrued expenses and other current liabilities	$73,336	$59,300
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
In September 2025, the Company’s board of directors authorized a share repurchase program for the repurchase of up to $100.0 million of shares of the Company’s outstanding common stock, which is referred to as the 2025 Share Repurchase Authorization, and the 2025 Share Repurchase Authorization together with the 2024 Share Repurchase Authorization are together referred to as the Share Repurchase Authorizations. Repurchases of the Company’s common stock under the Share Repurchase Authorizations may be made from time to time on the open market (including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended), in privately negotiated transactions, or by other methods, at the Company’s discretion, and in accordance with applicable securities laws and other restrictions. The Share Repurchase Authorizations have no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason. The Share Repurchase Authorizations do not obligate the Company to repurchase any dollar amount or number of shares, and the timing and amount of any repurchases will depend on market and business conditions.
During the three and nine months ended September 30, 2025, the Company repurchased and subsequently retired 2.1 million and 7.3 million shares of its common stock for an aggregate amount of $31.0 million and $101.9 million at an average price of $14.75 and $13.87 per share, including fees associated with the repurchases and excluding excise tax, respectively, under the Share Repurchase Authorizations.
As of September 30, 2025, the Company had $98.1 million available for repurchases under the 2025 Share Repurchase Authorization.
The Company repurchased $100.0 million of its common stock under the 2024 Share Repurchase Authorization between February 2025 and September 2025, and the program was fully utilized as of September 30, 2025.
The Company previously repurchased $100.0 million of its common stock under the share repurchase program authorized by the Company’s board of directors in November 2023. These repurchases were completed between February 2024 and April 2024, and the program was fully utilized as of December 31, 2024.
Note 6—Business Combination
Bubty B.V.

On June 27, 2025, Lifted acquired 100% of the equity interests of Bubty B.V., a Netherlands-based platform supporting enterprise management of contingent workforce solutions, which is referred to as Bubty, for total purchase price consideration of $20.4 million. This acquisition advances the Company's strategic objectives by equipping Lifted with enhanced workforce management capabilities and a platform for clients managing global talent.
The acquisition of Bubty was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. Accordingly, the estimated allocation of the purchase price is as follows (in thousands):

Cash and cash equivalents	$77
Trade and client receivables	71
Intangible assets	18,600
Total assets	$18,748

Accounts payable, accrued expenses and other liabilities	$930
Deferred tax liability	3,614
Total liabilities	$4,544

Net assets	$14,204
Goodwill	6,206
Total purchase price consideration	$20,410
The excess of the purchase consideration over the fair value of net assets acquired has been recorded as goodwill. The goodwill is primarily attributable to the expected synergies from integrating Bubty’s workforce management technology and operations with Lifted, and the value of the assembled workforce, which do not qualify for separate recognition as identifiable intangible assets. The goodwill is not deductible for income tax purposes.
The Company engaged an independent third-party valuation specialist to assist in the determination of the fair value of intangible assets acquired. All key estimates, assumptions, and forecasts were either provided by or reviewed by management. While the third-party specialist provided significant input into the valuation, the final conclusions reflect the judgment of management. The fair value measurements of the intangible assets were based primarily on significant unobservable inputs, and this represents a Level 3 measurement.
As of the acquisition date, the estimates of the fair value and expected useful lives of the identifiable intangible assets acquired were as follows (dollars in thousands):

	Fair Value	Expected Useful life
Developed technology	$18,600	5 years
Ascen Inc.
On August 18, 2025, Lifted acquired 100% of the equity interests of Ascen Inc., a tech-enabled employer of record company specifically designed for the contingent labor space, which is referred to as Ascen, for total purchase price consideration of $42.2 million. This acquisition supports the Company’s strategic objective to enhance its enterprise offerings by enabling clients of Lifted to engage workers classified as employees for U.S. tax purposes.
The acquisition of Ascen was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. Accordingly, the estimated allocation of the purchase price is as follows (in thousands):

Cash and cash equivalents	$2,688
Trade and client receivables	12,420
Intangible assets	15,000
Other current assets	248
Total assets	$30,356

Accounts payable, accrued expenses and other liabilities	$7,243
Deferred tax liability	4,113
Total liabilities	$11,356

Net assets	$19,000
Goodwill	23,201
Total purchase price consideration	$42,201
The excess of the purchase consideration over the fair value of net assets acquired has been recorded as goodwill. The goodwill is primarily attributable to the expected synergies from integrating Ascen’s technology and operations with Lifted, the value of the assembled workforce, and the Company’s expansion into employer or record and staffing solutions, which do not qualify for separate recognition as identifiable intangible assets. The goodwill is not deductible for income tax purposes.
The Company engaged an independent third-party valuation specialist to assist in the determination of the fair value of intangible assets acquired. All key estimates, assumptions, and forecasts were either provided by or reviewed by management. While the third-party specialist provided significant input into the valuation, the final conclusions reflect the judgment of management. The fair value measurements of the intangible assets were based primarily on significant unobservable inputs, and this represents a Level 3 measurement.
As of the acquisition date, the estimates of the fair value and expected useful lives of the identifiable intangible assets acquired were as follows (dollars in thousands):

	Fair Value	Expected Useful life
Customer relationship	$10,000	3 years
Developed technology	$5,000	5 years
Total intangibles	$15,000

The purchase price allocations are preliminary and remain subject to change as the Company finalizes the valuation of intangible assets and related tax matters. The final purchase price allocations may result in adjustments to the fair values initially assigned, including adjustments to goodwill. The Company expects to finalize the purchase price allocations for the acquisitions of both Bubty and Ascen within the measurement period, which will not extend beyond one year from the respective acquisition dates, in accordance with ASC 805.

The Company incurred approximately $1.9 million and $4.4 million of transaction-related expenses in connection with these acquisitions for the three and nine months ended September 30, 2025, respectively. Such expenses were recorded in general and administrative expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025, respectively.

Pro forma financial information for the business acquisitions described above has not been presented, as the impact on the Company’s consolidated financial results was not material, assuming the acquisitions had occurred as of the beginning of the year prior to the acquisition dates. Revenue and earnings generated after the acquisition dates are included in the Company’s consolidated financial statements and were not material for disclosure purposes.

As of September 30, 2025, acquisition-related compensation includes aggregate founders’ holdback amounts of $20.5 million to be paid over a three-year period from the date of the respective deal close, subject to the relevant founder's continued employment or service, as applicable. This represents compensation for post-combination services because the payments are subject to the relevant founder's continuous employment or service, as applicable, to the relevant vesting dates. The Company expects to recognize related compensation expense over the service period as amounts are earned.
Note 7—Commitments and Contingencies
Letters of Credit
In conjunction with the Company’s operating lease agreements, as of September 30, 2025 and December 31, 2024, the Company had irrevocable letters of credit outstanding in the aggregate amount of $0.3 million and $0.6 million, respectively. The letters of credit are collateralized by restricted cash in the same amount. No amounts had been drawn against these letters of credit as of September 30, 2025 and December 31, 2024.
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
As of September 30, 2025 and December 31, 2024, the Company was not a party to any material legal proceedings or claims, nor is the Company aware of any pending or threatened litigation or claims, including non-income tax matters, that could reasonably be expected to have a material adverse effect on its business, operating results, cash flows, or financial condition. Accordingly, the amounts accrued for contingencies for which the Company believes a loss is probable were not material as of September 30, 2025 and December 31, 2024.
Indemnification
The Company has indemnification agreements with its officers, directors, and certain key employees to indemnify them while they are serving in good faith in their respective positions. In the ordinary course of business, the Company and its operating subsidiaries enter into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to clients, business partners, vendors, and other parties, including, but not limited to, losses arising out of the Company’s breach of such agreements, claims related to potential data or information security breaches, intellectual property infringement claims made by third parties, and other liabilities relating to or arising from their products and services or their acts or omissions. In addition, subject to the terms of the applicable agreement, as part of the Enterprise Solutions and certain other premium offerings, the Company and its operating subsidiaries indemnify clients that subscribe to worker classification services for losses arising from worker misclassification. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the facts and circumstances involved in each particular provision.

Note 8—Debt
The following table presents the carrying value of the Company’s debt obligations as of September 30, 2025 and December 31, 2024:

(In thousands)	September 30, 2025	December 31, 2024
Convertible senior notes	$360,998	$360,998
Total debt	360,998	360,998
Less: unamortized debt issuance costs	(1,688)	(3,070)
Balance	$359,310	$357,928
Debt, current	359,310	—
Debt, noncurrent	—	357,928
Weighted-average interest rate	0.76%	0.76%
Convertible Senior Notes Due 2026
In August 2021, the Company issued 0.25% convertible senior notes due 2026, which are referred to as the Notes. The Notes were issued pursuant to and are subject to the terms and conditions of an indenture between the Company and Computershare Trust Company, National Association (as successor in interest to Wells Fargo Bank, National Association), as trustee, which is referred to as the Indenture. The Notes were offered and sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. As of September 30, 2025 and December 31, 2024, $361.0 million aggregate principal amount of the Notes remained outstanding.
The Notes are senior, unsecured obligations of the Company and bear interest at a rate of 0.25% per year. Interest began to accrue from August 10, 2021 and is payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2022, and the principal amount of the Notes will not accrete. The Notes will mature on August 15, 2026, unless earlier redeemed, repurchased, or converted in accordance with the terms of the Notes.
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
For each of the three months ended September 30, 2025 and 2024, interest expense was $0.2 million, and amortization of the issuance costs was $0.5 million related to the Notes.
For each of the nine months ended September 30, 2025 and 2024, interest expense was $0.7 million, and amortization of the issuance costs was $1.4 million related to the Notes.
As of September 30, 2025 and December 31, 2024, the if-converted value of the Notes did not exceed the outstanding principal amount. As of September 30, 2025, the total estimated fair value of the Notes was $350.1 million and was determined based on a market approach using actual bids and offers of the Notes in an over-the-counter market on the last trading day of the period. The Company considers these assumptions to be Level II inputs in accordance with the fair value hierarchy described in “Note 4—Fair Value Measurements.”
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
Note 9—Net Income per Share
The following table sets forth the computation of the Company’s basic and diluted net income per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Numerator:
Basic: net income	$29,335	$27,758	$99,791	$68,420
Interest expense related to convertible senior notes, net of tax	575	652	1,724	1,954
Diluted	$29,910	$28,410	$101,515	$70,374

Denominator:
Weighted-average shares used to compute net income per share, basic and diluted
Basic	131,986,901	132,603,307	133,114,357	133,404,102
Options to purchase common stock	489,653	930,067	511,597	1,151,251
Common stock issuable upon vesting of restricted stock units and performance stock units	1,526,183	—	1,621,154	236,309
Common stock issuable upon exercise of common stock warrants	199,866	297,714	199,865	297,747
Common stock issuable in connection with convertible senior notes	5,463,045	5,463,045	5,463,045	5,463,045
Diluted	139,665,648	139,294,133	140,910,018	140,552,454

Net income per share:
Basic	$0.22	$0.21	$0.75	$0.51
Diluted	$0.21	$0.20	$0.72	$0.50

The following potentially dilutive shares were excluded from the computation of diluted net income per share because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Options to purchase common stock	1,727,821	1,818,730	1,500,000	1,597,546
Common stock issuable upon vesting of restricted stock units and performance stock units	8,605,680	10,338,257	8,510,709	10,101,948
Common stock issuable in connection with employee stock purchase plan	632,851	885,161	632,851	885,161
Total	10,966,352	13,042,148	10,643,560	12,584,655
Note 10—Income Taxes
The Company computes its provision for income taxes by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusts the provision for discrete tax items recorded in the period.
For the three months ended September 30, 2025 and 2024, the Company’s income tax provision was $6.3 million and $1.1 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company’s income tax provision was $19.3 million and $3.6 million, respectively.
The income tax provision for the three and nine months ended September 30, 2025, was primarily driven by income in the United States and non-deductible compensation, offset by the generation of research and development tax credits and the benefit from the Foreign-Derived Intangible Income deduction. The lower income tax provision for 2024 was primarily attributable to the valuation allowance recorded during that period.
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
The Company is subject to taxation in the United States and various other state and foreign jurisdictions. As of September 30, 2025, the Company’s tax years 2001 to 2023 remain subject to examination by the major taxing jurisdictions in which the Company is subject to tax. Due to differing interpretations of tax laws and regulations, tax authorities may dispute the Company’s tax filing positions.
On July 4, 2025, Public Law 119-21, was enacted, introducing changes to U.S. tax law, including 100% bonus depreciation and the expensing of domestic research costs. In accordance with ASC 740, Income Taxes, the effects of enacted tax law changes must be recognized in the period in which the legislation is enacted. Certain provisions became effective in the third quarter of 2025, and these impacts have been reflected in the Company’s third quarter 2025 results.
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
The following tables set forth significant expense categories and other specified amounts included in consolidated net income that are otherwise regularly provided to the CODM for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$201,730	$193,776	$589,375	$577,842
Cost of revenue (1)	42,069	40,389	121,740	123,887
Research and development (1)	37,803	41,785	112,877	129,379
Sales and marketing (1)	32,967	42,859	101,381	131,696
General and administrative (1)(2)(3)	26,871	23,721	74,257	70,997
Provision for transaction losses	2,393	1,795	6,421	4,496
Stock-based compensation expense	19,789	18,578	48,038	54,758
Depreciation and amortization	7,946	3,668	18,686	10,443
Interest income	(6,802)	(7,710)	(20,622)	(21,568)
Interest expense	694	691	2,066	2,075
Income tax provision	6,340	1,126	19,334	3,636
Other segment items (4)(5)	2,325	(884)	5,406	(377)
Segment net income	$29,335	$27,758	$99,791	$68,420
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
(3) For the three and nine months ended September 30, 2025, excludes acquisition-related costs.
(4) For the three and nine months ended September 30, 2025 and 2024, the Company incurred $0.2 million and $0.6 million, respectively, of expenses related to the Tides Foundation Warrant.
(5) For the three and nine months ended September 30, 2025, the Company incurred acquisition-related costs of $1.9 million and $4.4 million, respectively, in connection with the Company’s business combinations. These costs primarily consist of legal, accounting, and other professional fees, and are recorded in general and administrative expenses in the condensed consolidated statements of operations.

There are no reconciling items or adjustments between segment net revenues, net income, total assets and consolidated net revenues, net income and total assets.
Substantially all of the Company’s long-lived assets were located in the United States as of September 30, 2025 and December 31, 2024.

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
Overview
Upwork Inc., through its complementary, wholly owned subsidiaries, connects businesses with global, AI-enabled talent across every on-demand work type, including freelance, fractional, and payrolled. Our portfolio of platforms and other workforce solutions includes the Upwork Marketplace, the world’s human and AI-powered marketplace that connects businesses with on-demand access to highly skilled independent talent worldwide, and Lifted, our wholly owned subsidiary that provides a purpose-built solution for enterprise organizations to source, contract, manage, and pay talent across the full spectrum of contingent work.
Our customers consist of both talent and clients. We define talent as those who deliver services on either the Upwork Marketplace or Lifted platforms or our other workforce solutions. We define clients as customers that seek and engage with talent through the Upwork Marketplace or Lifted platforms or our other workforce solutions. Talent includes independent professionals and agencies of varying sizes, while clients range from small businesses and entrepreneurs to large enterprises, including Fortune 100 companies.
We measure economic activity across our portfolio of platforms and other workforce solutions using Gross Services Volume, which we refer to as GSV. GSV represents the total dollar value transacted through all Upwork platforms and other workforce solutions, including client spend for talent services, as well as other client and talent value-added services, such as AI-based solutions, purchases of Connects, payment processing, memberships, and currency services.
Financial Highlights
Over the past several years, we have continued to execute on our strategic initiatives designed to drive sustainable growth and profitability, and improve operational efficiency. These initiatives centered around four key growth drivers: (i) enhancing monetization and the supply and demand characteristics of the Upwork Marketplace with new ads products and other offerings, enhancing existing offerings, and optimizing our Connects pricing model; (ii) expanding our Enterprise offerings through enhanced solutions and strategic partnerships that enable us to serve a broader range of client segments and deliver end-to-end contingent workforce solutions through Lifted; (iii) expanding our small and medium-sized business, or SMB, offerings and support through tailored solutions such as Business Plus, and (iv) advancing our AI capabilities and AI-native experiences, including through Uma™, our proprietary AI assistant, and other AI-driven features that enhance productivity for talent and clients across the Upwork Marketplace.
The execution of these initiatives delivered measurable financial benefits across our business. These strategic initiatives contributed to Marketplace take rate expansion and revenue growth in the three and nine months ended September 30, 2025.
Marketplace revenue increased to $174.6 million, or 4%, and $511.5 million, or 3%, for the three and nine months ended September 30, 2025, respectively, as compared to $167.3 million and $498.5 million in the same periods in 2024, respectively.
Marketplace take rate increased to 18.9% and 18.6% for the three and nine months ended September 30, 2025, respectively, as compared to 18.3% and 18.0% in the same periods in 2024, respectively, reflecting the growing contributions from ads and monetization products. We expect Marketplace take rate to remain relatively constant throughout the remainder of 2025.
Enterprise revenue increased to $27.2 million, or 3%, for the three months ended September 30, 2025, as compared to $26.4 million in the same period in 2024. Enterprise revenue decreased to $77.9 million, or 2%. for the nine months ended September 30, 2025, as compared to $79.4 million in the same period in 2024. Unless otherwise indicated, Enterprise results discussed herein include the results of Ascen and Bubty following the date that each was acquired by Lifted.
During the three months ended September 30, 2025, we generated net income of $29.3 million and adjusted EBITDA of $59.6 million, compared to net income of $27.8 million and adjusted EBITDA of $43.2 million during the same period in 2024. During the nine months ended September 30, 2025, we generated net income of $99.8 million and adjusted EBITDA of $172.7 million, as compared to net income of $68.4 million and adjusted EBITDA of $117.4 million during the same period in 2024. These changes are primarily due to cost-saving measures implemented in recent years, including reduced investments in brand marketing and vendor spend and workforce reductions. We expect these cost-saving measures will continue to positively impact net income and adjusted EBITDA throughout the remainder of 2025, as compared to 2024.
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
Recent Developments
In August 2025, Lifted completed the acquisition of Ascen, acquiring 100% of Ascen’s outstanding equity for a total purchase price of $42.2 million. For additional information, see “Note 6—Business Combination” of the notes to our consolidated financial statements included elsewhere in this Quarterly Report.
Key Financial and Operational Metrics
We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. As of and for the three and nine months ended September 30, 2025 and 2024, our key financial and operating metrics were as follows:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(In thousands, except percentages and basis points)	2025	2024		2025	2024
GSV	$1,017,680	$998,268	2%	$3,008,054	$3,015,331	—%
Marketplace revenue	$174,572	$167,337	4%	$511,525	$498,453	3%
Marketplace take rate	18.9%	18.3%	63 bps	18.6%	18.0%	60 bps
Net income	$29,335	$27,758	6%	$99,791	$68,420	46%
Adjusted EBITDA (1)	$59,627	$43,227	38%	$172,699	$117,387	47%

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

	As of September 30,		% Change
(Active clients are in thousands)	2025	2024
Active clients	794	855	(7)%
GSV per active client	$5,036	$4,781	5%
We believe these key financial and operational metrics are useful to evaluate period-over-period comparisons of our business and in understanding our operating results, and management uses these metrics to track our performance. We expect our key metrics may fluctuate between periods due to a number of factors, including changing macroeconomic conditions; the number of Sundays (i.e., the day we have the contractual right to bill and recognize revenue for the majority of our talent service fees each week) in any given period; the lapping of significant launches of new lines of business or products, pricing changes, and other monetization efforts; and ongoing efforts to improve processes on the Upwork Marketplace, including project proposals and purchases of Connects, among others. For a discussion of limitations in the measurement of our key financial and operational metrics, see “Risk Factors—We track certain performance metrics with internal tools and do not independently verify such metrics. Certain of our performance metrics may not accurately reflect certain details of our business, are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business” in Part II, Item 1A of this Quarterly Report.
Gross Services Volume (GSV)
GSV represents the total dollar value transacted through all Upwork platforms and other workforce solutions. The primary component of GSV is client spend, which we define as the total dollar amount that clients spend for talent services through such platforms and other workforce solutions. GSV also includes other client and talent value-added services, such as AI-based services, purchases of Connects, payment processing, memberships, and currency services.
Growth in the number of active clients and GSV per active client are the primary drivers of GSV.
In the third quarter of 2025, we refined our definition of GSV to better align with the continued evolution of our business model and service offerings, including as a result of Lifted’s acquisitions of Bubty and Ascen. This change does not impact previously reported GSV amounts or affect the comparability of GSV across periods, and no historical periods have been recast.
Marketplace Revenue
Marketplace revenue represents the revenue derived from the Upwork Marketplace and is the primary driver of our business. We believe marketplace revenue provides comparability to other online marketplaces. We generate Marketplace revenue from both talent and clients. Marketplace revenue is primarily generated from talent service fees paid by talent as a percentage of the total amount talent charges clients for services accessed on the Upwork Marketplace, and to a lesser extent, client marketplace fees. We also generate Marketplace revenue through ads and monetization products, including purchases of Connects, talent memberships, and other services, such as foreign currency exchange when clients choose to pay in currencies other than the U.S. dollar. Additionally, we earn interest on funds held on behalf of customers, which is included in Marketplace revenue.
Marketplace Take Rate
Marketplace take rate measures the correlation between Marketplace revenue and Marketplace GSV and is calculated by dividing Marketplace revenue by Marketplace GSV. We define Marketplace GSV as GSV derived from the Upwork Marketplace. Marketplace take rate is an important metric because it is the key indicator of how well we monetize spend on the Upwork Marketplace.

Active Clients and GSV per Active Client
We define an active client as a client that has had spend activity on any Upwork platform or other workforce solution during the 12 months preceding the date of measurement. GSV per active client is calculated by dividing total GSV during the four quarters ended on the date of measurement by the number of active clients on the date of measurement. We believe that the number of active clients and GSV per active client are indicators of the growth and overall health of our business. The number of active clients is a driver of GSV and, in turn, Marketplace revenue.
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
The following table presents a reconciliation of net income, the most directly comparable financial measure prepared in accordance with U.S. GAAP, to adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Net income	$29,335	$27,758	$99,791	$68,420
Add back (deduct):
Stock-based compensation expense	19,789	18,578	48,038	54,758
Depreciation and amortization	7,946	3,668	18,686	10,443
Other income, net	(5,917)	(8,091)	(18,112)	(20,433)
Income tax provision	6,340	1,126	19,334	3,636
Other (1)(2)	2,134	188	4,962	563
Adjusted EBITDA	$59,627	$43,227	$172,699	$117,387
(1) For the three and nine months ended September 30, 2025 and 2024, we incurred $0.2 million and $0.6 million, respectively, of expense related to the warrant to purchase 500,000 shares of our common stock at an exercise price of $0.01 per share issued to the Tides Foundation in 2018.
(2) For the three and nine months ended September 30, 2025, we incurred acquisition-related costs of $1.9 million and $4.4 million, respectively, in connection with business combinations. These costs primarily consist of legal, accounting, and other professional fees, and are recorded in general and administrative expenses in the condensed consolidated statements of operations. Beginning in the second quarter of 2025, we included acquisition-related costs as an add-back to net income in the reconciliation to adjusted EBITDA. Acquisition-related costs incurred in prior periods were deemed immaterial and therefore not included as an add-back to adjusted EBITDA.

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
•adjusted EBITDA does not reflect: (a) changes in, or cash requirements for, our working capital needs; (b) interest expense, or the cash requirements necessary to service interest or principal payments on our debt, which reduces cash available to us; (c) tax payments that may represent a reduction in cash available to us; or (d) material acquisition-related deal costs, and
•other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces the usefulness of this measure for comparative purposes.
Because of these and other limitations, you should consider adjusted EBITDA along with net income and our other financial performance measures prepared in accordance with U.S. GAAP.
Components of Our Results of Operations
Revenue
Marketplace Revenue. Marketplace revenue represents the revenue derived from the Upwork Marketplace and is primarily generated from talent service fees, and to a lesser extent, client marketplace fees. Effective May 2025, we introduced a variable pricing structure for talent service fees for new contracts. Under this variable pricing structure, talent on the Upwork Marketplace are charged a fixed fee for each contract ranging from 0% to 15% of their earnings, depending on platform-specific supply and demand factors, such as project type, job availability, and client demand. The applicable fee is disclosed at contract inception and remains fixed for the duration of the contract. For contracts formed prior to May 2025, we maintain a flat talent service fee of 10% for talent working with clients on the Upwork Marketplace.
Revenue for a majority of our talent service fees on the Upwork Marketplace is recognized on the Sunday of each week, as this is the day we have the contractual right to bill talent for the service fees. We charge a client marketplace fee of 5% on each transaction—or 3% if paid via ACH for eligible clients. We also offer a Business Plus plan that includes premium features targeted at larger customers, which is subject to a client marketplace fee of 10% on each transaction—or 8% if paid via ACH for eligible clients.
We also generate marketplace revenue through ads and monetization products, including purchases of Connects, talent memberships, and other services, such as foreign currency exchange when clients choose to pay in currencies other than the U.S. dollar. Additionally, we earn interest on funds held on behalf of customers.

Enterprise Revenue. Enterprise offers two primary lines of service—Enterprise Solutions and Managed Services.
Our Enterprise Solutions offering includes access to additional product features, premium access to top talent, professional services, custom reporting, and flexible payment terms. Revenue from our Enterprise Solutions offering includes all client fees, subscriptions, and talent service fees. For our Enterprise Solutions offering, we charge clients a monthly or annual subscription fee and a service fee calculated as a percentage of the client’s spend on talent services, in addition to a 10% service fee paid by talent. Additionally, clients of our Enterprise Solutions offering can also subscribe to a compliance service that includes worker classification services for an additional fee and may also choose to use our Upwork Marketplace to engage talent that were not originally sourced through our Upwork Marketplace for a lower fee percentage.
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
Results of Operations
The following table sets forth our condensed consolidated results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Revenue
Marketplace	$174,572	$167,337	$511,525	$498,453
Enterprise	27,158	26,439	77,850	79,389
Total revenue	201,730	193,776	589,375	577,842
Cost of revenue (1)	45,843	43,408	131,081	131,453
Gross profit	155,887	150,368	458,294	446,389
Operating expenses
Research and development (1)	47,494	50,411	138,489	155,792
Sales and marketing (1)	34,985	46,093	107,407	141,277
General and administrative (1)	41,257	31,276	104,964	93,201
Provision for transaction losses	2,393	1,795	6,421	4,496
Total operating expenses	126,129	129,575	357,281	394,766
Income from operations	29,758	20,793	101,013	51,623
Other income, net	5,917	8,091	18,112	20,433
Income before income taxes	35,675	28,884	119,125	72,056
Income tax provision	(6,340)	(1,126)	(19,334)	(3,636)
Net income	$29,335	$27,758	$99,791	$68,420

(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Cost of revenue	$193	$361	$580	$1,324
Research and development	6,101	8,053	17,528	23,529
Sales and marketing	1,615	3,225	4,790	9,554
General and administrative	11,880	6,939	25,140	20,351
Total stock-based compensation	$19,789	$18,578	$48,038	$54,758
Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2025	2024	Change		2025	2024	Change
Marketplace	$174,572	$167,337	$7,235	4%	$511,525	$498,453	$13,072	3%
Percentage of total revenue	87%	86%			87%	86%
Enterprise	27,158	26,439	719	3%	77,850	79,389	(1,539)	(2)%
Percentage of total revenue	13%	14%			13%	14%
Total revenue	$201,730	$193,776	$7,954	4%	$589,375	$577,842	$11,533	2%
During the three months ended September 30, 2025, GSV increased 2% compared to the same period in 2024. During the nine months ended September 30, 2025, GSV remained flat compared to the same period in 2024. The increase in GSV for the three months ended September 30, 2025 was primarily driven by AI-related customer experience improvements, Enterprise, and SMB products.
The number of active clients decreased 7% as of September 30, 2025, compared to September 30, 2024, driven by slower growth in acquisition of new clients. By contrast, GSV per active client increased 5% as of September 30, 2025, compared to September 30, 2024, reflecting increased client engagement.
For the three and nine months ended September 30, 2025, total revenue was $201.7 million and $589.4 million, representing a 4% and 2% increase compared to the same periods in 2024, respectively.
For the three months ended September 30, 2025, Marketplace revenue increased by $7.2 million, or 4%, compared to the same period in 2024. For the nine months ended September 30, 2025, Marketplace revenue increased by $13.1 million, or 3%, compared to the same period in 2024. These increases were primarily due to higher revenue from ads and monetization products and client marketplace fees and were partially offset by a decrease in talent service fees resulting from our 2023 transition from a tiered service fee structure to a flat fee model. We expect Marketplace revenue to increase for the remainder of 2025 compared to the same periods in 2024, driven by a number of strategic initiatives intended to improve monetization and support long-term growth.
For the three months ended September 30, 2025, Enterprise revenue increased by $0.7 million, or 3%, compared to the same period in 2024 primarily due to revenue generated by Ascen. For the nine months ended September 30, 2025, Enterprise revenue decreased by $1.5 million, or 2% compared to the same period in 2024 primarily driven by lower revenue from our Managed Services offering as a result of a reduction in client spend. During the nine months ended September 30, 2025, we focused on supporting existing Enterprise clients, which contributed to stable active account trends and improved year-over-year spend per active Enterprise client. As we continue to refine our Enterprise strategy and the transition of Enterprise clients to the Lifted platform, we expect Enterprise revenue to decline in the fourth quarter of

2025 compared to the same period in 2024. This decline reflects the intentional slower pace of sales as we prioritize integration and the repositioning of our Enterprise offerings in anticipation of onboarding our first customers onto the new Lifted platform by early 2026. However, progress on Lifted’s integration and growing client demand are expected to position the Enterprise business for growth beginning in 2026.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2025	2024	Change		2025	2024	Change
Cost of revenue	$45,843	$43,408	$2,435	6%	$131,081	$131,453	$(372)	—%
Total gross margin	77%	78%			78%	77%
For the three months ended September 30, 2025, cost of revenue increased by $2.4 million, or 6%, compared to the same period in 2024. The increase was primarily driven by a $1.9 million increase in the cost of talent services to deliver Managed Services revenue, and a $1.2 million increase in amortization expense related to internal-use software and platform development. These increases were partially offset by reductions in data center and customer support costs and lower costs associated with our Upwork Professional offering, reflecting hosting optimization efforts and workforce reductions.
For the nine months ended September 30, 2025, cost of revenue decreased slightly compared to the same period in 2024. The decrease was primarily due to reductions in data center and customer support costs totaling $3.4 million and lower costs associated with our Upwork Professional offering of $2.4 million, reflecting hosting optimization efforts and workforce reductions. These decreases were partially offset by a $3.1 million increase in cost to deliver our Managed Services offering, primarily due to contract termination costs triggered by a reduction in work volume under a client contract, and a $2.5 million increase in amortization expense related to internal-use software and platform development.
For the three months ended September 30, 2025, gross margin decreased to 77% compared to 78% in the same period in 2024, primarily driven by lower margins in the Company’s Managed Services business and a decline in talent service fees, partially offset by growth in higher-margin Marketplace revenue components such as Connects and client marketplace fees.
For the nine months ended September 30, 2025, gross margin increased to 78% compared to 77% in the same period in 2024, primarily due to lower cost of revenue driven by cost-optimization efforts implemented in prior years, including workforce reductions and other cost-saving measures.
We expect cost of revenue to be higher in the fourth quarter of 2025 compared to the same period in 2024, primarily due to increased costs associated with Lifted’s operations. On a full-year basis, total cost of revenue for 2025 is also expected to be higher than 2024, reflecting the impact of Lifted-related costs and higher amortization of capitalized internal-use software from continued investment in platform enhancements. Amounts paid to talent in connection with our Managed Services offering are tied to the volume of managed services used by our clients. The level and timing of these items could fluctuate and affect our cost of revenue in the future. We expect gross margin to remain consistent throughout the remainder of 2025.

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2025	2024	Change		2025	2024	Change
Research and development	$47,494	$50,411	$(2,917)	(6)%	$138,489	$155,792	$(17,303)	(11)%
Percentage of total revenue	24%	26%			23%	27%
For the three and nine months ended September 30, 2025, research and development expense decreased by $2.9 million, or 6%, and $17.3 million, or 11%, respectively, compared to the same periods in 2024. These decreases were primarily driven by reductions in personnel-related costs of $5.0 million and $17.4 million, respectively, reflecting workforce reductions and other cost-saving measures implemented in 2024. In addition, we capitalized $1.6 million and $3.8 million of incremental internal-use software and platform development costs during the three and nine months ended September 30, 2025, respectively. These costs were partially offset by increases in amortization of intangible assets of $2.7 million and $4.5 million, respectively, compared to the same periods in 2024.
While we remain committed to ongoing innovation to further enhance our platform, building new features, with a focus on generative AI, we expect total research and development expenses to decrease throughout the remainder of 2025, compared to 2024.
Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2025	2024	Change		2025	2024	Change
Sales and marketing	$34,985	$46,093	$(11,108)	(24)%	$107,407	$141,277	$(33,870)	(24)%
Percentage of total revenue	17%	24%			18%	24%
For the three and nine months ended September 30, 2025, sales and marketing expense decreased by $11.1 million, or 24%, and $33.9 million, or 24%, respectively, compared to the same periods in 2024. These decreases were primarily driven by cost-optimization efforts implemented in the prior year, including the realignment and streamlining of our sales and marketing workforce. As a result, personnel-related costs decreased by $3.7 million and $24.1 million, respectively, and marketing and advertising expense decreased by $3.1 million and $7.9 million, respectively, compared to the same periods in 2024.
We expect sales and marketing expense to continue to decrease throughout the remainder of 2025 compared to 2024, primarily due to the ongoing impact of workforce-related changes and other cost-saving initiatives implemented in 2024.
General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2025	2024	Change		2025	2024	Change
General and administrative	$41,257	$31,276	$9,981	32%	$104,964	$93,201	$11,763	13%
Percentage of total revenue	20%	16%			18%	16%
For the three and nine months ended September 30, 2025, general and administrative expense increased by $10.0 million, or 32%, and $11.8 million, or 13%, respectively, compared to the same periods in 2024. The increases were primarily driven by higher personnel-related costs of $5.9 million and $7.0 million, respectively, largely due to increased bonus expense based on 2025 financial performance, and higher consultant fees of $2.6 million and $3.0 million, primarily related to acquisition activities. In addition, for the nine months ended September 30, 2025, legal fees increased by $1.6 million compared to the same period in 2024 due to acquisition activities.
We expect general and administrative expenses to increase for the remainder of 2025 compared to 2024, primarily due to an increase in stock-based compensation.
Provision for Transaction Losses

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2025	2024	Change		2025	2024	Change
Provision for transaction losses	$2,393	$1,795	$598	33%	$6,421	$4,496	$1,925	43%
Percentage of total revenue	1.2%	0.9%			1.1%	0.8%
For the three and nine months ended September 30, 2025, provision for transaction losses increased by $0.6 million and $1.9 million, respectively, compared to the same periods in 2024. The provision for each of the three and nine months ended September 30, 2024 was lower primarily due to better than expected collections during those periods. We expect provision for transaction losses to remain at a normalized level of approximately 1% of revenue for the remainder of 2025.
Other Income, Net

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2025	2024	Change		2025	2024	Change
Other income, net	$5,917	$8,091	$(2,174)	(27)%	$18,112	$20,433	$(2,321)	(11)%
Other income, net, decreased by $2.2 million, or 27%, and $2.3 million, or 11%, for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The decreases were primarily due to lower unrealized foreign currency gains due to reduced exposure and lower interest income on cash and investment balances.

Income Tax Provision

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2025	2024	Change		2025	2024	Change
Income tax provision	$(6,340)	$(1,126)	$5,214	463%	$(19,334)	$(3,636)	$15,698	432%
Effective tax rate	17.8%	3.9%			16.2%	5.0%
For the three and nine months ended September 30, 2025, our income tax provision increased by $5.2 million and $15.7 million, respectively, compared to the same periods in 2024. Our effective tax rates were 17.8% and 16.2% for the three and nine months ended September 30, 2025, respectively, compared to 3.9% and 5.0% for the same periods in 2024, respectively.
The increase in our effective tax rates for the three and nine months ended September 30, 2025, was primarily driven by the absence of a valuation allowance in the current periods, whereas the prior-year rates reflected lower tax expense due to the impact of a valuation allowance on our U.S. deferred tax assets.
Our income tax provision for the three and nine months ended September 30, 2025, was primarily driven by income in the United States and non-deductible compensation, partially offset by the generation of research and development tax credits and the benefit from the Foreign-Derived Intangible Income deduction.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents and marketable securities. Our cash equivalents and marketable securities primarily consist of money market funds, commercial paper, treasury bills, corporate bonds, U.S. and foreign government securities, asset-backed securities, and other types of fixed income securities. The primary objective of our investment activities from our operating investments is to preserve principal while maximizing income without significantly increasing risk. Since our inception, our business has consisted of the operation of an online work marketplace that connects businesses with independent talent from across the globe and the provision of additional contingent workforce solutions through Lifted and its subsidiaries. We do not make investments for trading or speculative purposes. As of September 30, 2025 and December 31, 2024, we had $260.8 million and $305.8 million in cash and cash equivalents, respectively. As of September 30, 2025 and December 31, 2024, we had $382.3 million and $316.3 million in marketable securities, respectively.
We believe our existing cash and cash equivalents, marketable securities, and cash flow from operations (in periods in which we generate cash flow from operations) will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital requirements and capital expenditure requirements. Further, as of September 30, 2025, our 0.25% convertible senior notes due 2026, which we refer to as the Notes, are classified as current liabilities since their maturity falls within 12 months of the balance sheet date, September 30, 2025. We continue to monitor conditions in the debt market and our overall liquidity position to support our capital needs and strategic objectives. As part of this ongoing assessment, we are evaluating refinancing options and other alternatives in advance of upcoming debt maturities.
In the long term, our ability to support our working capital and capital expenditure requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support research and development efforts, the cost to host our platforms and other workforce solutions, the introduction of new lines of business, offerings, and services, the continuing market adoption of our offerings, any acquisitions or investments that we make in complementary businesses, products, and technologies, macroeconomic conditions, any repurchases of shares of our outstanding common stock or the Notes, and our ability to obtain equity or debt financing.
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
Notes
Assuming the outstanding Notes are not converted into our common stock, repurchased, or redeemed prior to maturity on August 15, 2026, (i) annual interest expense relating to the Notes will be $0.7 million for the remainder of fiscal year 2025 and $1.8 million in 2026 and (ii) principal in the amount of $361.0 million will be payable upon maturity. For additional information about our Notes, see the section below titled “—Convertible Senior Notes Due 2026 and Capped Calls.”
Future Purchase Commitments for Cloud Infrastructure
In July 2024, we commenced a non-cancellable agreement for cloud infrastructure and other services that contains future purchase commitments of $40.0 million over two years, with $20.0 million in each year. As of September 30, 2025, we had remaining purchase commitments under this agreement of $14.0 million.
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
In September 2025, our board of directors authorized a share repurchase program for the repurchase of up to $100.0 million of shares of the Company’s outstanding common stock, which we refer to as the 2025 Share Repurchase Authorization, and we refer to the 2025 Share Repurchase Authorization together with the 2024 Share Repurchase Authorization as the Share Repurchase Authorizations.
Repurchases of our common stock under the Share Repurchase Authorizations may be made from time to time on the open market (including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act), in privately negotiated transactions, or by other methods, at our discretion, and in accordance with applicable securities laws and other restrictions. The Share Repurchase Authorizations have no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason. The Share Repurchase Authorizations do not obligate us to repurchase any dollar amount or number of shares, and the timing and amount of any repurchases will depend on market and business conditions.
During the three and nine months ended September 30, 2025, we repurchased and subsequently retired 2.1 million and 7.3 million shares of our common stock for an aggregate amount of $31.0 million and $101.9 million at an average price of $14.75 and $13.87 per share, including fees associated with the repurchases and excluding excise tax, respectively, under the Share Repurchase Authorizations. As of September 30, 2025, we had $98.1 million available for repurchases under the 2025 Share Repurchase Authorization.
We repurchased $100.0 million of our common stock under the 2024 Share Repurchase Authorization between February 2025 and September 2025, and the program was fully utilized as of September 30, 2025.
We previously repurchased $100.0 million of our common stock pursuant to the share repurchase program authorized by our board of directors in November 2023, which we refer to as the 2023 Share Repurchase Authorization. The 2023 Share Repurchase Authorization was fully utilized as of December 31, 2024.

Escrow Funding Requirements
As a licensed internet escrow agent, we offer escrow services to customers and as such, we are required to hold our customers’ escrowed cash and in-transit cash in trust as an asset and record a corresponding liability for escrow funds held on behalf of talent and clients on our balance sheet. We expect the balances of our funds held in escrow, including funds held in transit, and the related liability to fluctuate based on marketplace activity and may vary from period to period. Escrow regulations require us to cover the trust with our operating cash in the event of shortages due to the timing of cash receipts from clients for completed hourly billings. Talent on the Upwork Marketplace submit their billings for hourly contracts to their clients on a weekly basis every Sunday, and the aggregate amount of such billings is added to escrow funds payable to talent on the same day. As of each Sunday of each week, we have not yet collected funds for hourly billings from clients as these funds are in transit. Therefore, in order to satisfy escrow funding requirements, every Sunday we match the shortage of cash in trust by restricting our own operating cash and typically collect this cash shortage from clients within the next several days. As of September 30, 2025 and December 31, 2024, funds held in escrow, including funds in transit, were $211.4 million and $195.7 million, respectively. We deposit a portion of funds held in escrow in interest-bearing checking accounts.
Convertible Senior Notes Due 2026 and Capped Calls
As of September 30, 2025 and December 31, 2024, $361.0 million aggregate principal amount of the Notes remained outstanding.
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

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2025	2024
Net cash provided by operating activities(1)	$184,558	$114,981
Net cash (used in) provided by investing activities	(138,170)	158,607
Net cash used in financing activities(1)	(75,970)	(63,140)
Net change in cash, cash equivalents, and restricted cash (2)	$(29,582)	$210,448
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

(2) Includes increases in funds held in escrow, including funds in transit of $23.0 million and $32.0 million during the nine months ended September 30, 2025 and 2024, respectively.
Operating Activities
Our largest source of cash from operating activities is Marketplace revenue. Our primary uses of cash from operating activities are for personnel-related expenditures, payment processing fees, amounts paid to talent to deliver services for clients under our Managed Services offering, and third-party hosting costs.
For the nine months ended September 30, 2025, net cash provided by operating activities was $184.6 million, which resulted from net income of $99.8 million, non-cash adjustments of $68.8 million, and net cash inflows of $15.9 million from changes in operating assets and liabilities.
For the nine months ended September 30, 2024, net cash provided by operating activities was $115.0 million, which resulted from net income of $68.4 million and non-cash adjustments of $62.7 million, offset by net cash outflows of $16.1 million from changes in operating assets and liabilities.
Investing Activities
For the nine months ended September 30, 2025, net cash used in investing activities was $138.2 million, which was primarily a result of investing $365.9 million in various marketable securities, $59.8 million cash paid for the acquisitions of Bubty and Ascen, $13.4 million in internal-use software and platform development costs, and $5.3 million for purchases of property and equipment. These outflows were partially offset by $302.7 million in proceeds from maturities of marketable securities and $3.6 million in proceeds from the sale of marketable securities.
For the nine months ended September 30, 2024, net cash provided by investing activities was $158.6 million, which was primarily a result of proceeds from maturities of marketable securities of $365.3 million and proceeds from the sale of marketable securities of $38.4 million, partially offset by investing $234.5 million in various marketable securities, $8.6 million of internal-use software and platform development costs that we paid during the period, and $2.0 million paid in purchases of property and equipment.
Financing Activities
For the nine months ended September 30, 2025, net cash used in financing activities was $76.0 million, which was driven by $101.9 million cash paid for repurchases under the Share Repurchase Authorizations, partially offset by an increase in escrow funds payable of $23.0 million, proceeds received from our 2018 Employee Stock Purchase Plan, which we refer to as the 2018 ESPP, of $2.2 million, and cash received from stock option exercises of $0.7 million.

For the nine months ended September 30, 2024, net cash used in financing activities was $63.1 million, which was driven by $100.0 million cash paid for repurchases under the 2023 Share Repurchase Authorization, partially offset by an increase in escrow funds payable of $32.0 million, proceeds received from our 2018 ESPP of $2.9 million, and cash received from stock option exercises of $1.9 million.
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
Interest Rate Risk
Borrowings under the Notes have a fixed interest rate. As of each of September 30, 2025 and December 31, 2024, we had $361.0 million aggregate principal amount of borrowings outstanding under the Notes.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2025. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2025, we completed the implementation of a new enterprise resource planning, or ERP system. As part of the implementation, we have designed new internal controls and modified and/or enhanced existing internal controls in order to align with the new system and business processes. We are continuing to perform post-implementation activities. These changes have been, and will continue to be, subject to our evaluation of the operating effectiveness of our internal control over financial reporting. Other than the ERP system implementation, there were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Summary of Risk Factors
Some of the more material risks that we face include:
•Our growth depends on our ability to attract and retain a community of talent and clients, and the failure to maintain or grow our community of active customers in a cost-effective manner or at all could adversely impact our business, operating results, and financial condition.
•We have experienced growth in recent periods and expect to invest in our growth in the future. If we are unable to maintain similar levels of growth or manage future growth, our business, operating results, and financial condition could be adversely affected.
•We continue to evolve our business strategy, offerings and pricing models, and changes that we make can adversely affect our business and make it difficult to evaluate our future prospects.
•If we are unable to maintain our banking and payment partner relationships on favorable terms, or at all, our business could be adversely affected.
•Our business depends in part on the success of our strategic relationships with third parties and their continued performance.
•We face payment and fraud risks that could adversely impact our business.
•Customers circumvent the Upwork Marketplace, which adversely impacts our business.
•Issues relating to artificial intelligence and machine learning could adversely affect our business, operating results, and financial condition.
•We are subject to disputes with or between our customers.
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

•If internet search engines’ methodologies or other channels that we utilize to direct traffic to our websites are modified to our disadvantage, or our search result page rankings decline for other reasons, our customer growth could decline.
•If we or our third-party partners experience a security breach, other hacking or phishing attack, ransomware or other malware attack, or other privacy or security incident, our platforms and other workforce solutions may be perceived as not being secure, our reputation may be harmed, demand for our offerings may be reduced, our operations may be disrupted, we may incur significant legal costs, fines, or liabilities, and our business could be adversely affected.
•If we fail to maintain and enhance our brands and reputation, our business and financial condition may be adversely affected.
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
•The applicability of sales, use, and other tax laws or regulations on our business could subject us or our customers to additional tax liability and related interest and penalties, and adversely impact our business.
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
•We cannot guarantee that the 2025 Share Repurchase Authorization will be fully consummated or that repurchases made under our share repurchase authorizations will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our common stock and diminish our cash reserves.
•Our indebtedness could limit the cash flow available for our operations and expose us to risks that could adversely affect our business, operating results, and financial condition.
•Adverse or changing economic conditions may negatively impact our business.
Risks Related to our Business Operations, Execution, and Growth
Our growth depends on our ability to attract and retain a community of talent and clients, and the failure to maintain or grow our community of active customers in a cost-effective manner or at all could adversely impact our business, operating results, and financial condition.
The size of our community of customers, both talent and clients, is critical to our success. Our ability to achieve significant future revenue growth depends, in large part, upon our ability to attract and retain customers.
Talent have many different ways of marketing their services, securing clients, and obtaining payments from clients, and the competition from offline and online models is significant. Likewise, there may be impediments to talent who would like to provide services to clients through our platforms and other workforce solutions, including geopolitical events such as Russia’s invasion of Ukraine in February 2022, which resulted in immediate reductions in activity from customers in the region.
Clients have similarly diverse options to find and engage service providers, including other online or offline platforms, staffing firms and agencies, by engaging service providers directly, or by hiring temporary, full-time, or part-time employees directly or through an agency. Clients may decrease or cease their use of our platforms and other workforce solutions and our revenue may be adversely impacted for many reasons, including: if we fail to attract and retain talent; if the quality or types of services provided, or the pricing offered, by talent are not satisfactory to clients; or if AI tools provide a suitable replacement for traditional talent tasks. Further, expenditures by clients may be cyclical and may reflect overall macroeconomic conditions or budgeting patterns. Additionally, we had two clients that accounted for more than 10% of Trade and client receivables as of December 31, 2024. The loss of a key client could have an adverse effect on our business.
Customers may stop using our platforms and other workforce solutions if the quality of the customer experience or our offerings or services do not meet their expectations or keep pace with the timing or quality of competitive products and services. Customers may also choose to cease using our platforms and other workforce solutions if they perceive that our pricing models are not in line with the value they derive from our offerings. Our efforts to attract and retain customers may not be successful or cost effective, and if customers, particularly significant clients, cease or reduce their use of our offerings and services for any reason, our business, operating results, and financial condition would be adversely affected.
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
We continue to evolve our business strategy, offerings and pricing models, and changes that we make can adversely affect our business and make it difficult to evaluate our future prospects.
We continue to evolve our business strategy, offerings, and pricing model, as well as our sales, marketing, and brand positioning efforts. We continuously evaluate and revise our current offerings and pricing model and create and test additional offerings, pricing models, features, and services to serve our current and prospective customer base. For example, in August 2025, we launched Lifted, our enterprise-focused subsidiary offering a broader range of contingent work solutions for large enterprises.
Changes in our offerings and pricing model and the continued evolution of our business strategy and brand positioning subject us to a number of uncertainties, including our ability to plan for and project future growth and performance. Creating or modifying offerings is expensive and time consuming, diverts the attention of management, and may not be successful or cost-effective to maintain. In addition, we have in the past seen, and may in the future see, unexpected or unintended negative effects as a result of changes to our pricing model, offerings, and sales and marketing efforts, including increased customer dissatisfaction, harm to our reputation, increased circumvention rates, reductions in the number, size, or completion rate of client projects, or a failure to attract and retain customers. Additionally, implementing changes to business strategies could result in furloughs, layoffs, and reductions in force, such as our restructuring plan announced in October 2024. If there are unforeseen expenses associated with such realignments in our business strategies, and we incur unanticipated charges or liabilities, then we may not be able to effectively realize the expected cost savings or other benefits of such actions. Any negative impacts resulting from changes to our business strategy, offerings, or pricing model could adversely impact our business, operating results, and financial condition.
If we are unable to maintain our banking and payment partner relationships on favorable terms, or at all, our business could be adversely affected.
We rely on banks and payment partners to provide us with corporate banking services, escrow trust accounts or other regulated accounts, and clearing, processing, and settlement functions for the funding of all transactions on our platforms and disbursement of funds to customers. Our banking and payment partners are critical to our business, and we may not always have a sufficient surplus of vendors in the event one or more relationships is terminated or interrupted for any reason. This could occur for a number of reasons, including the following:
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
To grow our business, we need to continue to establish and maintain relationships with third parties, such as staffing providers, software and technology vendors, and payment processing and disbursement providers. We also have several partnerships that enable us to integrate AI tools into the Upwork Marketplace aimed at improving customer experience and productivity. As our agreements with third-party partners terminate or expire, we may be unable to renew or replace these agreements on favorable terms or at all. Some of our strategic partners offer, or could offer, competing products and services or also work with our competitors. Moreover, we cannot guarantee that the parties with which we have strategic relationships will continue to offer the services for which we rely on them at economically reasonable terms or at all or devote the resources necessary to expand our reach, increase our distribution, or support an increased number of customers. If we are unsuccessful in establishing or maintaining our relationships with third parties on favorable terms, these relationships are not successful in improving our business, or one or more of our partners materially changes its business, our business, operating results, and financial condition may be adversely impacted.

We face payment and fraud risks that could adversely impact our business.
We expect that bad actors will continue to attempt to use the Upwork Marketplace to engage in unlawful or fraudulent conduct. This conduct may include unauthorized or fraudulent acquisition or use of data, money laundering, moving funds to regions or persons restricted by sanctions or export controls, terrorist financing, fraudulent sale of services, bribery, breaches of security, extortion or use of ransomware, distribution or creation of malware or viruses, and piracy or misuse of software and other copyrighted or trademarked content.
Our controls relating to customer identity verification and authentication and fraud detection are complex, require continuous improvement, and may not be effective in detecting and preventing misconduct. Further, while we take steps to improve our trust and safety program through the use of algorithms and machine learning techniques, any required or inadvertent disclosure of our security techniques or new laws restricting our use of them may make our efforts to prevent fraud or the improper use of our platforms less effective and increase the risk of harm to our customers. If our controls are not effective, any of the following could result, each of which could harm our reputation, divert the attention of management, and adversely impact our business, operating results, and financial condition:
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
•customers may seek to hold us responsible for losses, lose confidence in and decrease use of our platforms and other workforce solutions, or publicize their negative experiences;
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
•if talent misstate their qualifications, identity or location, or produce insufficient or defective work product or work product with a harmful effect, clients or other third parties may seek to hold us responsible and may lose confidence in and decrease use of our platforms and other workforce solutions; and
•we may bring, and have in the past brought, claims against clients and other third parties for their misuse of the Upwork Marketplace.
Customers circumvent the Upwork Marketplace, which adversely impacts our business.
The Upwork Marketplace depends on customers transacting through the platform. Despite our efforts to prevent them from doing so, customers circumvent the Upwork Marketplace and engage with or take payment through other means to avoid fees, and it is difficult or impossible to measure the losses associated with circumvention. Enhancements and changes we make to the Upwork Marketplace’s pricing model, fees, offerings, services, and features may unintentionally cause customers to circumvent the platform. In addition, circumvention is likely to increase during a macroeconomic downturn, as customers may be more cost-sensitive. The loss of revenue associated with circumvention of the Upwork Marketplace adversely impacts our business, operating results, and financial condition. Moreover, our efforts to reduce circumvention may be costly or disruptive to implement, fail to have the intended effect or have an adverse effect on our brand or customer experience, reduce the attractiveness of the Upwork Marketplace, or otherwise harm our business, operating results, and financial condition.
Issues relating to artificial intelligence and machine learning could adversely affect our business, operating results, and financial condition.
We incorporate AI and machine learning technologies across our platforms, offerings, and internal operations and are making further investments in expanding our AI capabilities. In addition, GSV from AI-related work performed on the Upwork Marketplace has increased as demand for AI talent has grown in recent periods. As with many innovations, AI presents new and evolving risks and challenges that could undermine or slow its adoption or cause us to experience brand or reputational harm, competitive harm, legal liability, new or enhanced governmental or regulatory scrutiny, and to incur additional costs to resolve such issues, each of which could adversely impact our business, operating results, and financial condition. For example, AI outputs may be, or alleged to be, deficient, inaccurate, inappropriate, biased, or infringing on the intellectual property rights of third parties. Perceived or actual technical, legal, compliance, privacy, security, ethical, or other issues relating to the use of AI may cause public confidence in AI generally or in our use of AI to be undermined, which could slow our customers’ adoption of our offerings, services, and features that use AI or result in a decrease in demand for AI-related work. In addition, the rapid evolution of AI will require significant resources to develop, integrate, and maintain the AI technologies included in our offerings, services, and features in order to remain competitive and to implement these technologies responsibly and minimize unintended or harmful impacts. There can be no assurance that the development and deployment of such technologies will be successful or cost effective.
We are subject to disputes with or between our customers.
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
•costs of localizing services and business practices, including adding the ability for clients to pay in local currencies or modifying our platforms to offer our websites in local languages;
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
Our future success depends in large part on our ability to attract, retain, and motivate our senior management and other key personnel. In particular, we are dependent on the services of Hayden Brown, our President and Chief Executive Officer, and our future vision, strategic direction, platforms, offerings, and technology could be compromised if she were to take another position, become ill or incapacitated, or otherwise become unable to serve as our President and Chief Executive Officer.
We face intense competition for qualified personnel from numerous technology companies. We may not be able to retain our current key personnel or attract, train, integrate, or retain other highly skilled personnel in the future and may incur significant costs to do so. Our senior management and other key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason, and without notice, and we do not maintain any “key-person” life insurance policies. In addition, changes in our management team resulting from the hiring or departure of executives and other personnel changes including reorganizations of reporting lines of our workforce have resulted, and may in the future result, in increased attrition or reduced productivity of our personnel and could negatively impact our ability to attract qualified personnel. Volatility, depreciation, or lack of appreciation in our stock price may also affect our ability to attract and retain key personnel.
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
The Upwork Marketplace connects businesses with on-demand access to highly skilled independent talent worldwide. The market for online independent talent and the services they offer is relatively new, rapidly evolving, and unproven, and it is difficult to predict the size, growth rate, and expansion of this market. Our future success will depend in large part on the continued growth and expansion of this market. The overall demand for independent talent will continue to be impacted by competition in the marketplace, technological developments (including AI), and macroeconomic, geopolitical, legal, and regulatory conditions. In addition, many businesses may be unwilling to engage independent talent for a variety of reasons, including perceived negative connotations with outsourcing work, quality of work, fraud, privacy, or data security concerns, or the rapidly evolving regulation of independent contractor services more generally, as discussed elsewhere in these “Risk Factors.” Similarly, with the increased prevalence of remote work and increased flexibility in employment relationships in recent years, more skilled independent talent may choose traditional employment, reducing the number of qualified or desirable talent available on the Upwork Marketplace. If the market for independent talent and the services they offer does not grow, our business, operating results, and financial condition could be adversely affected.
If we are not able to develop and release new offerings and services or successful enhancements to our existing offerings and services, our business could be adversely affected.
The market for contingent work is characterized by rapid technological change, frequent product and service introductions and enhancements, changing customer demands, and evolving industry standards. We invest substantial resources in researching and developing new offerings and services and enhancing our platforms and other workforce solutions by incorporating additional features, improving functionality, modernizing our technology, and adding other improvements to meet our customers’ evolving demands in our increasingly highly competitive industry. For example, we continue to introduce and enhance AI features on the Upwork Marketplace aimed at improving customer experience and productivity. The success of any enhancements to our platforms and other workforce solutions or any new offerings or services depends on several factors, including overall demand and market acceptance, competitive pricing, adequate quality testing, integration with our platforms and third-party partners’ technologies, and timely completion. We cannot be sure that we will succeed in delivering enhancements or any new offerings or services or that any enhancements or new offerings or services will be successful or cost effective. Even if we do introduce new offerings or services, we may experience a decline in revenue from our existing offerings that is not offset by revenue from the new offerings or services, and we may experience unintended negative effects from any modifications to our existing offerings, services, and features, including reduced client spend, diminished fill rates for client projects, errors and disruptions on our platforms, and customer dissatisfaction.
We face intense competition and could lose market share to our competitors, which could adversely affect our business, operating results, and financial condition.
The market for contingent talent and the clients that engage them is highly competitive, rapidly evolving, fragmented, and subject to changing technology, shifting needs, and frequent introductions of new competitors as well as new offerings and services. We compete with a number of online and offline platforms and services domestically and internationally, as well as traditional staffing firms. Our main competitors fall into the following categories:
•traditional contingent workforce and staffing service providers and other outsourcing providers, such as The Adecco Group, Randstad, Recruit, Allegis Group, and Robert Half International;
•online freelancer platforms that serve either a diverse range of skill categories, such as Fiverr, Guru, and Freelancer.com, or specific skill categories;
•other online providers of products and services for individuals or businesses seeking work or to advertise their services, including personal and professional social networks, employment marketplaces, platforms providing compliance services, recruiting websites, and project-based deliverable providers;
•software and business services companies focused on talent acquisition, management, invoicing, or staffing management products and services;
•payment businesses that can facilitate payments to and from businesses and service providers;
•businesses that provide specialized professional services, including consulting, accounting, marketing, and information technology services; and
•online and offline job boards, classified ads, and other traditional means of finding work and service providers.

In addition, well-established internet companies, social media platforms, and businesses that operate driving, delivery, and other commoditized marketplaces, have entered or may decide to enter our market segment.
We also compete with companies that utilize emerging technologies and assets, such as AI and machine learning, blockchain, augmented reality, and cryptocurrency, to provide automated alternatives to the talent available through our platforms and other workforce solutions, connect businesses with service providers, or otherwise change the way that businesses engage or pay service providers or that service providers perform work.
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
If internet search engines’ methodologies or other channels that we utilize to direct traffic to our websites are modified to our disadvantage, or our search result page rankings decline for other reasons, our customer growth could decline.
We depend in part on internet search engines and other channels to direct a significant amount of traffic to our websites and mobile applications. Our ability to maintain the number of visitors directed to our websites and mobile applications is not entirely within our control. For example, our competitors’ search engine optimization and other efforts such as paid search may result in their websites receiving a higher search result page ranking than ours, or we may make changes to our websites or mobile applications that adversely impact our search engine optimization rankings and traffic to comply with requirements imposed by regulators, our vendors or third-party partners, or for other reasons. As a result, links to our websites may not be prominent enough to drive sufficient traffic to our websites, and we may not be able to influence search engine results.
In addition, search engines and other channels that we use to drive customers to our websites and mobile applications periodically change their algorithms, policies, and technologies, sometimes in ways that cause traffic to our websites and mobile applications to decline. These changes can also result in an interruption in customers’ ability to access our websites or a misunderstanding among potential customers regarding the functionalities or purposes of our platforms. We may also be forced to significantly increase marketing expenditures in the event that market prices for online advertising and paid listings escalate or our organic ranking decreases. Any of these changes could have an adverse impact on our customer acquisition, business, operating results, and financial condition.
If we or our third-party partners experience a security breach, other hacking or phishing attack, ransomware or other malware attack, or other privacy or security incident, our platforms and other workforce solutions may be perceived as not being secure, our reputation may be harmed, demand for our offerings may be reduced, our operations may be disrupted, we may incur significant legal costs, fines, or liabilities, and our business could be adversely affected.
Our business involves the storage, processing, and transmission of customers’ proprietary, confidential, and personal information by us and our third-party partners and vendors. Our third-party partners and vendors also process certain proprietary and confidential information relating to our business and personal information of our personnel. Our systems, and the systems of our vendors and third-party partners, may be vulnerable to privacy or security incidents, such as computer viruses and other malicious software, physical or electronic break-ins, or vulnerabilities resulting from intentional or unintentional service provider actions, and similar disruptions that could make all or portions of our websites or applications unavailable for periods of time. Additionally, ransomware or other malware, viruses, social engineering (including business email compromise and related wire-transfer fraud), impersonation of our company and executives on social media, and general hacking in our industry have become more prevalent and more complex. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target, we and our vendors and third-party partners may be unable to anticipate incidents or to implement adequate preventative measures. Data security breaches and other privacy and security incidents may also result from non-technical means, such as actions taken by employees or other service providers.
Any privacy or security incident experienced by us, our vendors, or our third-party partners could result in: unauthorized access to, misuse of, or unauthorized acquisition of our, our personnel’s, or our customers’ data; the loss, corruption, or alteration of data; interruptions in our operations; or damage to our computers or systems or those of our customers. Any of these could expose us to claims, litigation, fines, enforcement actions, other potential liability, and reputational harm. In addition, significant unavailability of our platforms and other workforce solutions due to security breaches or other privacy and security incidents could cause customers to decrease or cease their use of our platforms and other workforce solutions. Any of these effects could adversely impact our business, operating results, and financial condition.
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
If we fail to maintain and enhance our brands and reputation, our business and financial condition may be adversely affected.
The awareness and integrity of our brands and reputation are important to achieving widespread acceptance and use of our platforms and other workforce solutions and attracting and retaining customers. Successful and efficient promotion and positioning of our brands and businesses depend on, among other things, the effectiveness of our marketing efforts and brand messaging and our ability to provide reliable, trustworthy, and useful platforms and other workforce solutions at competitive prices. Our marketing programs may not be successful or cost effective, particularly during early phases of new offerings or expansion into new segments or lines of business, such as the launch of Lifted. Additionally, as more jurisdictions adopt expansive data privacy regulations, an increasing number of customers and website visitors will have the right to opt-out of sharing their personal information for purposes of specific types of online advertising. This may lead to diminished efficacy of our marketing and brand positioning efforts, diminished visitor-to-customer conversions, and increased costs of maintaining compliance.

Further, any negative publicity and news coverage relating to us, fraud or other illegal activity conducted by bad actors on our platforms or other workforce solutions, or decisions we make relating to geopolitical or social matters may undermine our brand promotion efforts or harm our reputation. If we fail to promote and maintain our brands successfully, our business, operating results, and financial condition may be adversely affected.
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
As we expand, we will need an increasing amount of technical infrastructure and continued infrastructure modernization, including network capacity, computing power, and improvements to how we process and store data and transaction information. We also rely on third-party service providers and infrastructure, including the internet, to provide our platforms and other workforce solutions. For example, we currently host the Upwork Marketplace, serve its customers, and support its operations using Amazon Web Services, a provider of cloud infrastructure services. We do not have control over the operations or the facilities of our third-party service providers, which are subject to risks of errors, defects, and disruptions. In addition, these third parties generally do not have an obligation to renew their agreements with us on commercially reasonable terms, or at all, and we may not be able to switch to another third-party service provider easily or without incremental costs. Any interruption in the provision of services to us by these third parties for any reason or other unanticipated problems could result in interruptions to our platforms and other workforce solutions, and our and these third parties’ business continuity and disaster recovery plans may prove to be inadequate.
Our platforms enable customers to manage important aspects of their businesses, and any errors, defects, disruptions in service, or other performance or availability problems with our platforms or other workforce solutions, or our inability to adequately prevent or timely detect or remedy errors, defects, or disruptions in service, could harm our brands and reputation, result in security breaches or the loss of critical data, adversely impact our business and our customers, impair or jeopardize our partner relationships, result in delays in invoicing of clients or payment to us or talent, negatively impact our ability to obtain or maintain important licenses, or result in claims by customers for losses sustained by them or investigation or corrective action by regulatory agencies. In any such event, we may expend additional resources to attempt to resolve the issue. Moreover, we may not carry sufficient business interruption insurance to cover losses that may occur as a result of any such events, and we cannot be certain that insurance will continue to be available to us on economically reasonable terms, or at all. Accordingly, any errors, defects, or disruptions in our platforms or other workforce solutions could diminish demand, subject us to liability, and adversely impact our business, operating results, and financial condition.
Our ability to attract and retain customers depends in part on the quality of our customer support, and any failure to offer high-quality support could adversely impact our business, operating results, and financial condition.
Our ability to attract and retain customers is dependent in part on the ease of use, trustworthiness, and reliability of our platforms and other workforce solutions, including our ability to provide high-quality support. Our customers depend on our support organization to enforce our terms of service against bad actors, resolve any issues relating to our platforms and other workforce solutions, communicate effectively about their accounts, and assist in their use of our platforms and other workforce solutions, especially large clients, which expect higher levels of support. In addition, customers of our Enterprise business’s Managed Services offering depend on its support organization to manage their projects and reach satisfactory project outcomes. Our ability to provide effective support is largely dependent on our ability to attract, resource, and retain service providers who are both qualified and well versed in our business. The incorporation of AI into our support tools, either by us or our third-party support partners, may lead to inconsistent quality of experience as these tools are integrated and refined. As we seek to continue to grow our international customer base, our support organization will face additional challenges, including those associated with delivering support and documentation in additional languages. Any failure to maintain high-quality support or effectively communicate with our customers, or any market perception that we do not maintain high-quality support or act professionally, fairly, or effectively in our communications and actions, could harm our reputation and customer demand, and adversely impact our business, operating results, and financial condition.
Our customer growth and engagement on mobile devices depend upon third parties maintaining open application marketplaces and effective operation with mobile operating systems, networks, and standards that we do not control.
A significant and growing portion of our customers access the Upwork Marketplace through mobile devices and applications. Our mobile applications rely on third-party open application store platforms, including the Apple App Store and Google Play, which may change their policies, impose additional fees or requirements to support our applications, or stop supporting our applications altogether. These changes may increase our costs or adversely affect customer experience. Additionally, mobile operating systems, such as Android and iOS, could stop supporting the Upwork Marketplace or the ability to make payments on the Upwork Marketplace at all or on commercially reasonable terms or make changes that degrade the customer experience on the platform. To deliver high-quality mobile offerings, it is important that our offerings are designed effectively and work well with a range of mobile devices, technologies, systems, networks, and standards that are beyond our control. In the event that it is inconvenient or impossible for our customers to access and use the Upwork Marketplace on their mobile devices or our competitors develop offerings and services that are perceived to operate more effectively on mobile devices, our business, operating results, and financial condition could be adversely impacted.
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
In addition, because our websites are generally accessible by customers worldwide, we have received and may continue to receive notices from jurisdictions claiming that we or our customers are required to comply with their laws and regulations. Laws and regulations outside of the United States that could be interpreted to apply to our business often provide greater rights to competitors, customers, and other third parties than those in the United States. Compliance with international laws and regulations may be more costly than expected, may require us to change our business practices or restrict or modify our offerings or obtain certain licenses, and such changes or licensure may not be possible on a reasonable timeline or at all. As a result, the imposition of any such laws or regulations on us, our customers, or third parties that we or our customers utilize to provide or use our services, may adversely impact our business, operating results, and financial condition. In addition, we may be subject to multiple complex overlapping legal or regulatory regimes that impose conflicting requirements, including with respect to data protection and privacy, which could lead to additional compliance costs and enhanced legal risks.
Regulatory scrutiny on large companies, technology companies, and companies engaged in dealings with independent contractors, payments, or personal information and data has increased significantly and may continue to increase. New and existing laws and regulations (or changes in interpretation of existing laws and regulations) may be adopted, implemented, or interpreted to apply to our business or our customers, including as a result of new lines of business, products or features we may introduce or international expansion of our business. In addition, these laws and regulations affect our customers and may affect demand for our platforms and other workforce solutions. If we determine additional legal requirements apply to our business, we may expend resources to comply or obtain licenses, and such efforts may be a distraction to management or require adverse changes to the manner in which we conduct our business and may themselves cause regulatory agencies to scrutinize our business, including past practices. It is also possible that certain provisions in agreements with our customers or service providers, or between talent and clients, or the fees we charge, may be found to be unenforceable or not compliant with applicable law.
Although we have implemented policies and procedures designed to analyze and support compliance with applicable laws and regulations, there can be no assurance that we will maintain compliance, that our interpretations are or will remain correct, or that all of our employees, contractors, partners, customers, and agents will comply. We have in the past been, and may in the future be, subject to administrative inquiries and audits concerning our compliance with applicable laws and regulations, including the taxation and classification of our workers and customers. Any failure or alleged failure by us or our employees, contractors, partners, customers, or agents to comply with applicable laws and regulations creates risk for our business and our employees, partners, contractors, and customers and could result in enforcement actions or other proceedings, criminal or civil fines and penalties or other actions, civil lawsuits, forfeiture of significant assets, the limitation or suspension of our ability to operate our business or certain services in a particular jurisdiction, damages, interest, loss of export privileges, costs and fees (including legal fees), injunctions, loss of intellectual property rights, whistleblower complaints, termination of agreements by our partners, the diversion of management’s attention and resources, or reputational harm and adverse media coverage. Certain of these claims may not be covered by our insurance, and we cannot be certain that our insurance coverage will cover liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Any of the foregoing could, individually or in the aggregate, harm our reputation, reduce demand for our platforms and other workforce solutions, and adversely affect our business, operating results, and financial condition, and we could be required to make costly and burdensome changes to our business practices or compliance programs.
Worker Classification
Our clients are generally responsible for properly classifying the talent they engage through the Upwork Marketplace. Some Upwork Marketplace clients opt to classify talent as employees for certain work, while talent in many other cases are classified as independent contractors. We also use the Upwork Marketplace to find and engage talent to provide services for us and for our outcomes-based delivery offerings, which subjects us to additional misclassification risk.
We offer an optional service to customers of our premium offerings through which Lifted helps classify talent as employees of Ascen or third-party staffing providers or as independent contractors. For clients of these services, subject to applicable law and the terms of our agreement with the client, we indemnify clients from misclassification risk and make certain warranties to the client, such as to compliance with applicable laws. In addition, we offer other premium offerings where we provide increased assistance to customers to find and contract with one another, which could increase employment-related risks. The failure of staffing providers that employ talent classified as employees to comply with all legal and tax requirements could adversely affect our business.
There is significant uncertainty and unpredictability in the worker classification regulatory landscape and the application of worker classification laws, which are highly fact-sensitive, subject to divergent interpretations by various authorities, and regularly subject to further regulation, amendment, or re-interpretation. As a result, there is risk to us and our customers that independent contractors could be deemed to be misclassified under applicable law, including as a result of changes in our offerings or brand positioning that we may introduce. For example, in California, Assembly Bill 5 is widely viewed as expanding the scope of the definition of “employee” for most purposes under California law. However, following the law’s effectiveness in January 2020 and subsequent amendments and challenges, there is little guidance from the courts or the regulatory authorities charged with its enforcement and there remains a degree of uncertainty regarding its application. Further, in January 2024, the U.S. Department of Labor published a final rule regarding the classification of workers as independent contractors or employees under the Fair Labor Standards Act. This rule is currently under reconsideration by the U.S. Department of Labor, and the continued regulatory uncertainty may contribute to confusion and complicate compliance efforts for our customers. Other federal agencies, U.S. states, or jurisdictions outside the United States may enact similar legislation or rules.
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
Artificial Intelligence
The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including in the areas of consumer protection, intellectual property, cybersecurity, and privacy and data protection. Compliance with new and emerging laws, regulations, or industry standards relating to AI in the United States and internationally, such as U.S. state regulations and the E.U. AI Act, may impose significant operational costs and may limit our, our vendors’, or our customers’ ability to develop, deploy, or use existing or future AI technologies. As a result, our ability to adapt our existing platforms and offerings or develop new offerings, services, and features using AI may be limited or restricted and demand for AI-related work may decline, which could adversely impact our business, operating results, and financial condition.
Payments
We maintain a subsidiary licensed as an internet escrow agent under California’s Escrow Law that is subject to regulations applicable to internet escrow agents promulgated by the DFPI. Although we believe that our operations comply with existing U.S. federal, state, and international laws and regulatory requirements related to escrow, generating interest from customer funds held in escrow, money transmission, and the handling or moving of money, developments in the laws and regulations or their interpretations, and changes in our operations and offerings may result in the application of new or different regulatory requirements to our business. As a result, we could be required, or choose, to become licensed as an escrow agent or a money transmitter (or other similar licensee) in other states or jurisdictions or as a money services business. It is also possible that we could become subject to regulatory enforcement or other proceedings in states or other jurisdictions with escrow, money transmission, electronic money, or other similar statutes or regulatory requirements related to the handling, storing, or moving of money, and such risk may increase if we are required or choose to pursue additional or different licenses, which could in turn have a significant impact on our business. We may also be required, or choose, to become licensed as a payment institution (or obtain a similar license) under the European Payment Services Directive or other international laws and regulations or may choose to obtain such a license even if not required or to support new products or services.
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
Anti-Corruption, Anti-Money Laundering, and Sanctions
We have voluntarily implemented an anti-money laundering compliance program designed to address the risk of our platforms and other workforce solutions being used to facilitate money laundering, terrorist financing, or other illegal activity. However, our program may not be sufficient to prevent our platforms and other workforce solutions from being used to improperly move money or may not satisfy the expectations of our partners or regulators.
We also have policies, procedures, and technology designed to allow us to comply with U.S. economic sanctions laws and prevent our platforms and other workforce solutions from being used to facilitate business in countries, regions, or with persons or entities included on designated lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Control, which we refer to as OFAC, and equivalent foreign authorities. Our efforts to comply with OFAC regulations may not be effective, our partners or regulators may determine they are insufficient, or we may be required to comply with new sanctions laws and regulations, which may require us to further revise or expand our compliance program. Given the technical limitations in developing controls to prevent, among other things, the ability of customers to publish on our platforms false or deliberately misleading information or to develop sanctions-evasion methods, it is possible that we may inadvertently and unknowingly provide services to individuals or entities that are subject to sanctions or are located in a country subject to an embargo.
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
Even if we maintain proper controls and remain in compliance with applicable anti-corruption, anti-money laundering, and sanctions laws or regulations, should any of our competitors not implement sufficient controls and be found to have violated such laws or regulations, customer perception of contingent work platforms in general may decrease and our business, operating results, and financial condition may be adversely affected.
Export Controls
We may be subject to export controls and similar regulations that prohibit the shipment or provision of certain products and services to certain countries, governments, and persons, and new export controls and similar regulations are promulgated from time to time. While we take precautions to prevent aspects of our platforms from being exported in violation of export controls, we cannot guarantee that these precautions will prevent violations of export controls and similar regulations. In addition, our customers may be subject to export control laws, and any violations by our customers could harm our reputation and they could seek to hold us responsible for any monetary losses.
In addition, various countries regulate the import and export of certain encryption and other technology, including imposing import and export permitting and licensing requirements, and have enacted and may enact laws that could limit our ability to distribute aspects of our platforms or could limit our customers’ ability to access our platforms in those countries. Any change in import or export regulations or related legislation, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our platforms and other workforce solutions by customers with international operations and adversely impact our business, operating results, and financial condition.
We are vulnerable to intellectual property infringement claims and challenges to our intellectual property rights brought against us by third parties.
We operate in a highly competitive industry, and there has been considerable activity in our industry to develop and enforce intellectual property rights. Intellectual property infringement claims against us or our customers or third-party partners could result in monetary liability or a material disruption to our business. We cannot be certain that aspects of our platforms and other workforce solutions, content, and brand names do not or will not infringe valid patents, trademarks, copyrights, or other intellectual property rights held by third parties, including our competitors. Also, we are in the ordinary course of our business subject to legal proceedings and claims relating to the intellectual property of others, including our competitors. The likelihood of intellectual property-related litigation and disputes may increase as platforms like ours gain more prominence. In addition, the improper use of AI by customers may lead to additional claims of intellectual property infringement. Our competitors and other third parties have in the past challenged, and may in the future challenge, our registration or use of our trademarks, including “Upwork,” and other intellectual property rights, and such a challenge, even if unsuccessful, could adversely affect our brands and business. We may also be obligated to indemnify certain clients or strategic partners or others in connection with such infringement claims, or to obtain licenses from third parties.
Any litigation or other disputes relating to allegations of intellectual property infringement could divert management attention and resources, subject us to significant legal costs and liability for damages or new licenses, invalidate our proprietary rights, or require us to alter our platforms, or marketing strategy or other aspects of our business.

Failure to protect our intellectual property could adversely affect our business.
Our success depends in large part on our proprietary technology and data. We rely on various intellectual property rights, including patents, copyrights, trademarks, and trade secrets, as well as confidentiality provisions and contractual arrangements, to protect our proprietary rights and prevent third parties from infringing upon or misappropriating our intellectual property, copying our platforms and other workforce solutions, and using information that we regard as proprietary to create products and services that compete with ours. Despite the precautions that we take, our intellectual property is vulnerable to unauthorized access through employee or third-party error or actions, theft, cybersecurity incidents, private or public economic espionage, and other security breaches and incidents.
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
The laws of some countries do not provide the same level of protection for our intellectual property as the laws of the United States, and effective intellectual property protection may not be available to us in every country in which our platforms and other workforce solutions are available. In addition, many countries limit the enforceability of patents or other intellectual property rights against certain third parties, including government agencies or government contractors. Further, certain countries impose additional conditions on the transfer of intellectual property rights from individuals to companies, which may make it more difficult for us to secure and maintain intellectual property protection.
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
The use of open source software could restrict our ability to market or operate our platforms and could negatively affect our business.
Our platforms incorporate certain open source software. An open source license typically permits the use, modification, and distribution of software in source code form subject to certain conditions. These conditions may require that any person who distributes a modification or derivative work of open source software make the modified version subject to the same open source license. This could lead to a requirement that certain aspects of our platforms be distributed or made available in source code form. Although we do not believe that we have used open source software in such a manner, the interpretation of open source licenses is complex and, despite our efforts, it is possible that we may be liable for copyright infringement, breach of contract, or other claims if our use of open source software is found non-compliant with the applicable open source licenses.
Moreover, we cannot ensure that our processes for controlling our use of open source software in our platforms will be effective. If we have not complied with the terms of an applicable open source software license, we may need to seek licenses from third parties to continue offering a platform and the terms on which such licenses are available may not be economically feasible, and may be required to re-engineer a platform to remove or replace the open source software, discontinue offering the platform, pay monetary damages, or make available the source code for aspects of our proprietary technology, any of which could adversely affect our business, operating results, and financial condition.
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
From time to time, we are involved in litigation and other legal proceedings and make and receive demands and claims threatening possible legal proceedings. The outcome of any litigation or other legal proceeding (including class actions and individual lawsuits or arbitration), regardless of its merits, is inherently uncertain. Regardless of the merits or ultimate outcome of any claims, pending or future legal proceedings could result in a diversion of management’s attention and resources and reputational harm and cause us to incur significant expenses and liabilities. We may determine that the most cost-effective and efficient way to resolve a dispute is via settlement, and terms of any settlement agreements are increasingly limited by legislation. Where we can make a reasonable estimate of the liability relating to a pending proceeding and determine that it is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, the amount of our estimates could be incorrect. In addition, while we and our subsidiaries maintain insurance with respect to many claims, certain claims may not be covered by our insurance, and there can be no assurance that our insurance will cover liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.
In particular, Lifted’s Enterprise offerings include Ascen employing talent on a temporary basis and placing such individuals in clients’ workplaces. Lifted and Ascen’s ability to control the workplace environment is limited. As the employer of record of its temporary employees, Ascen incurs a risk of liability to its temporary employees for various workplace events, including claims of physical injury, discrimination, harassment, or failure to protect confidential personal information. In addition, the talent engaged through Lifted access client workspaces from their personal devices through cloud-based systems. If cybersecurity incidents were to occur as a result, Lifted may face legal and contractual liability, reputational damage, loss of business, and other expenses. Lifted also incurs a risk of liability to clients resulting from allegations of damages caused by talent acting on phishing emails, cyber attacks, and other errors, omissions, or theft, or allegations of compromise of client confidential information. In some cases, Lifted or Ascen has agreed to indemnify its clients in respect of these types of claims.
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
•uncertainty regarding macroeconomic and political conditions and demand for our business;
•our ability to maintain and grow our community of customers;
•our ability to respond to competitive developments and other market and technological dynamics, such as the emergence of AI, and introduce new offerings and services or enhance existing offerings;

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
•fluctuations in the prices that talent charge clients on the Upwork Marketplace;
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
We track certain performance metrics, including active clients and GSV per active client, GSV, and Marketplace take rate, with internal tools that are not independently verified by any third party. Our internal tools have a number of limitations and our methodologies for tracking these metrics may change over time, which could result in inaccurate or unexpected changes to our metrics. If the internal tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. Our performance metrics are also impacted by illegal or improper activity on the Upwork Marketplace, including fraud, spam, and fake accounts. We are unable to prevent all fraudulent activity from being reflected in the performance metrics that we report. Accordingly, our performance metrics may not accurately reflect activity on and the performance of our platforms and other workforce solutions. In addition, limitations or errors with respect to how we measure data, or the accuracy of the data that we measure, may affect our understanding of certain details of our business, which could affect our longer-term strategies and our ability to respond to business trends that may negatively impact our performance. If our performance metrics are not accurate representations of our business, customer base, or activity on our platforms and other workforce solutions; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, our reputation may be harmed, we may be subject to legal or regulatory actions, and our operating and financial results could be adversely affected.
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
To support our growth and business strategy, such as developing new features or enhancements to our platforms and other workforce solutions and improving our infrastructure, we have made and expect to continue to make significant financial investments in our business. In addition, we may, from time to time, seek to acquire or strategically invest in other complementary products, technologies, or businesses or repurchase outstanding shares of our common stock or the Notes. For example, during the nine months ended September 30, 2025, we paid $101.9 million to repurchase shares of our common stock under the Share Repurchase Authorizations, and as of September 30, 2025, we had $98.1 million available for repurchases of our common stock under the 2025 Share Repurchase Authorization. We may need to engage in equity or debt financings to obtain the funds required for these investments, acquisitions, and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to those of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve additional restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions and strategic investments. If we are unable to obtain adequate financing on terms satisfactory to us or at all, our ability to continue to support our business growth and business strategy could be significantly impaired and our business, operating results, and financial condition may be adversely affected.
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
•negative publicity related to the trustworthiness, quality, or security of our platforms and other workforce solutions;
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
We cannot guarantee that the 2025 Share Repurchase Authorization will be fully consummated or that repurchases made under our share repurchase authorizations will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our common stock and diminish our cash reserves.
In September 2025, our board of directors authorized $100.0 million for share repurchases under the 2025 Share Repurchase Authorization, and we had $98.1 million available for repurchases under the 2025 Share Repurchase Authorization as of September 30, 2025. The actual timing and amount of any repurchases under the 2025 Share Repurchase Authorization will depend on a variety of factors, including stock price, trading volume, market and business conditions, regulatory requirements, and other considerations, all of which may be impacted by factors outside of our control. The 2025 Share Repurchase Authorization could affect the trading price of our common stock, increase volatility, and diminish our cash and cash equivalents and marketable securities available to fund working capital, repayment of debt, capital expenditures, strategic acquisitions, investments, or business opportunities, and other general corporate purposes. The 2025 Share Repurchase Authorization may be suspended, terminated, or modified at any time for any reason, and we cannot guarantee that the 2025 Share Repurchase Authorization will be fully consummated, or at all, or that it will enhance long-term stockholder value.
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
We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that for the foreseeable future we will retain all of our future earnings for use in the development of our business, for repurchases under our 2025 Share Repurchase Authorization, and for general corporate purposes. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
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
In August 2021, we issued the Notes. The Notes are senior, unsecured obligations and bear interest at a rate of 0.25% per year. The Notes will mature on August 15, 2026, unless earlier redeemed, repurchased, or converted in accordance with the terms of the Notes. In March 2023, we repurchased a portion of the outstanding Notes, and, as of September 30, 2025, $361.0 million aggregate principal amount of the Notes remained outstanding. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our stockholders and our business, operating results, and financial condition by, among other things:
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
Our business depends on the overall demand for labor and on the economic health of current and prospective clients. Any significant weakening of the economy in the United States or Europe or of the global economy, including a continued rise in inflation, higher tariffs, trade wars, hiring freezes, layoffs, more limited availability of credit, a reduction in business confidence and activity, decreased government or business spending, government shutdowns, including the ongoing shutdown of the U.S. federal government, economic and political uncertainty, financial turmoil or instability affecting the banking system or financial markets, sanctions, global or regional public health events or conditions, a more limited market for contingent service providers or information technology services, shifts away from remote work, and other adverse economic or market conditions may adversely impact our business and operating results. These adverse conditions have resulted, and may again result, in reductions in revenue, increased operating expenses, longer sales cycles, and increased competition. In particular, while the tariffs announced to date in 2025 apply directly only to trade-in-goods as opposed to trade-in-services that are core to our business, higher tariffs and trade wars may harm the global economy and lead to reduced demand for talent, negatively impacting our business and operating results. Moreover, there can be no assurances that any future tariffs or similar levies, or responses to those tariffs or levies, will not directly impact our business and the services that talent provide to our clients. There is also a risk that when overall global economic conditions are positive, our business could be negatively impacted by a decreased demand for talent as businesses utilize more direct, full-time employees relative to their use of contingent workers. We cannot predict the timing, strength, or duration of any economic slowdown, or any subsequent recovery generally. If the conditions in the general economy continue to deteriorate, our business, operating results, and financial condition could be adversely affected.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
Issuer Purchases of Equity Securities
Share repurchases of our common stock under the Share Repurchase Authorizations for the three months ended September 30, 2025 were as follows (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 1, 2025 - July 31, 2025	—	$—	—	$29,078
August 1, 2025 - August 31, 2025	1,527,552	14.18	1,527,552	7,424
September 1, 2025 - September 30, 2025	574,441	16.27	574,441	98,077
Total	2,101,993	$14.75	2,101,993	$98,077
(1) Shares purchased are as of trade date.
(2) Average price paid per share is calculated on the trade date and excludes any excise tax that we accrue on our share repurchases as a result of the Inflation Reduction Act of 2022.
(3) In November 2024, we announced that our board of directors authorized the 2024 Share Repurchase Authorization to purchase up to $100.0 million of our common stock. In September 2025, we announced that our board of directors authorized the 2025 Share Repurchase Authorization to purchase up to $100.0 million of our common stock. The Share Repurchase Authorizations do not have a fixed expiration date and do not obligate us to acquire any dollar amount or specific number of shares. Repurchases of our common stock under the Share Repurchase Authorizations may be made from time to time on the open market (including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act), in privately negotiated transactions, or by other methods, at our discretion, and in accordance with applicable securities laws and other restrictions. As of September 30, 2025, we had $98.1 million available for repurchases of our common stock under the 2025 Share Repurchase Authorization.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Insider Trading Arrangements
During the three months ended September 30, 2025, none of our directors or officers (as defined in Section 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, intended to satisfy the affirmative defense of Rule 105b-1(c) under the Exchange Act.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing date	Filed Herewith
10.1#	Upwork Inc. Amended and Restated Performance Bonus Plan.					X
10.2#	Amendment to Offer Letter, effective August 18, 2025, by and among Upwork Inc., Upwork Global LLC and David T. Bottoms.					X
10.3#	Amended and Restated Change in Control and Severance Agreement, dated August 18, 2025, by and among Upwork Inc., Upwork Global LLC and David T. Bottoms.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
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

UPWORK INC.

Date: November 4, 2025	By:	/s/ Hayden Brown
Hayden Brown
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2025	By:	/s/ Erica Gessert
Erica Gessert
Chief Financial Officer
(Principal Financial Officer)