Form 10-K
period 2025-12-31
UPWORK, INC
filed 2026-02-13
CIK 1627475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2025, the last business day of the registrant’s most recently completed second quarter, was $1,657,936,950 (based on the closing price for shares of the registrant’s common stock as reported by The Nasdaq Global Select Market on that date).
As of January 30, 2026, there were 130,380,213 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

Unless otherwise expressly stated or the context otherwise requires, references in this Annual Report on Form 10-K, which we refer to as this Annual Report or report, to “Upwork,” “Company,” “our,” “us,” and “we” and similar references refer to Upwork Inc. and its wholly-owned subsidiaries.
Trademarks, Trade Names, and Service Marks
Upwork, the Upwork logo, Lifted, Elance, oDesk, “Uma, Upwork’s Mindful AI,” “Work Without Limits,” and other registered or common law trade names, trademarks, or service marks of Upwork appearing in this Annual Report are the property of Upwork. This Annual Report contains additional trade names, trademarks, and service marks of ours and of other companies. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with these other companies, or endorsement or sponsorship of us by these other companies. Other trademarks appearing in this Annual Report are the property of their respective holders. Solely for convenience, our trademarks and trade names referred to in this Annual Report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor, to these trademarks and trade names.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include all statements other than statements of historical fact, including any statements regarding our future operating results and financial position, information or predictions concerning the future of our business or strategy, future products, features, or functionality, anticipated events and trends, including future research and development, sales and marketing, and general and administrative expenses, and provision for transaction losses, potential growth or growth prospects, our competitive position, technological and market trends, industry environment, the economy, our plans with respect to share repurchases, the expected impact and timing of strategic initiatives, including the launch of Lifted, our enterprise-focused subsidiary, and its acquisitions of Bubty B.V., which we refer to as Bubty, and Ascen Inc., which we refer to as Ascen, and other future conditions. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements.
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

PART I
Item 1. Business.
Overview
Upwork Inc., through its complementary, wholly owned subsidiaries, connects businesses with global, AI-enabled talent across every on-demand work type, including freelance, agency, fractional, and payrolled. Our portfolio of platforms and other workforce solutions includes the Upwork Marketplace, the world’s human and AI-powered work marketplace that connects businesses with on-demand access to highly skilled independent talent worldwide, and Lifted, our wholly owned subsidiary that provides a purpose-built solution for enterprise organizations to source, contract, manage, and pay talent across the full spectrum of contingent work.
Our customers consist of both talent and clients. We define talent as those who deliver services through the Upwork Marketplace, Lifted, or other Upwork workforce solutions. We define clients as customers who seek and engage with talent through these platforms and other workforce solutions. Talent includes independent professionals and agencies of varying sizes, while clients range from small businesses and entrepreneurs to large enterprises, including Fortune 100 companies.
We measure economic activity across our portfolio of platforms and other workforce solutions using Gross Services Volume, which we refer to as GSV. GSV represents the total dollar value transacted through all Upwork platforms and other workforce solutions, including client spend for talent services. GSV also includes other client and talent value-added services, such as AI-based solutions, purchases of Connects (which are virtual tokens that are required for talent to bid on projects and purchase ads products on the Upwork Marketplace), payment processing, memberships, and currency services.1 With customers in over 180 countries, our platforms and other workforce solutions enabled $4.0 billion of GSV for the year ended December 31, 2025.
Our platforms and other workforce solutions serve as a powerful discovery engine for talent, helping them find rewarding, engaging, and flexible work, as well as market their services and build their independent businesses and careers. Through the Upwork Marketplace, talent benefit from access to quality clients and secure, timely payments while enjoying the flexibility to run their own businesses, set their own schedules, and work from their preferred locations on projects that they find fulfilling. In addition, talent have real-time visibility into opportunities that are in high demand, allowing them to focus on developing sought-after skills. Through Lifted, talent participate in enterprise engagements through structured workforce programs that support a variety of contingent labor engagements with enterprise clients, along with contract management, compliance support, and payment processes tailored to enterprise requirements.
For clients, our platforms and other workforce solutions provide fast, secure, and efficient access to AI-augmented solutions and high-quality talent across more than 10,000 skills in over 130 categories of work, including AI-related projects, web, mobile and software development, administrative support, sales and marketing, design and creative, and customer service.
We offer a direct-to-talent approach as an alternative to traditional intermediaries such as third-party staffing firms, recruiters, and traditional agencies by enabling clients to engage high-quality talent through our platforms and other workforce solutions. These offerings enable clients to streamline workflows, including talent sourcing, outreach, contracting, and engagement management. In addition, our platforms and other workforce solutions provide the infrastructure necessary for confident remote collaboration, including communication and collaboration tools, consolidated invoicing, and payment protection that supports reliable outcomes for both clients and talent.
Revenue is primarily derived through the Upwork Marketplace, which charges fees to talent as a percentage of their billings to clients, which we refer to as talent service fees, and fees to clients as a percentage of payment to talent, which we refer to as client marketplace fees. Through the Upwork Marketplace offerings, we also generate revenue through ads and monetization products, talent memberships, and other services, such as foreign currency exchange when clients choose to pay in currencies other than the U.S. dollar. The expansion of our ads and monetization products enhances marketplace efficiency and provides additional opportunities for talent and clients to connect.

In addition, we generate Enterprise revenue through Lifted, which offers Enterprise workforce solutions, including client subscriptions and services fees and Managed Services offerings.
1 For additional information on how we calculate GSV, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” and “—Key Financial and Operational Metrics.”

Additionally, we earn interest on funds held on behalf of customers.
Our Offerings
Marketplace
Our Upwork Marketplace offerings are designed for clients looking to identify quality talent and scale hiring quickly. They provide access to independent talent, including those with verified work history and client feedback from the marketplace platform. Clients benefit from the ability to quickly match with the right talent and leverage built-in collaboration features. They can also receive perks such as a verified client badge and highlighted job posts, which help clients stand out to top talent and support more efficient hiring outcomes.
Upwork Payroll is available to clients when they choose to work with talent that they find on Upwork as employees. With Upwork Payroll, clients have access to third-party staffing providers to employ talent and meet their talent needs through the Upwork Marketplace.
Enterprise
Our Enterprise workforce solutions delivered through Lifted provide enterprise organizations with scalable, flexible solutions to source, contract, manage, and pay talent across the full spectrum of contingent work. Lifted offers clients a comprehensive suite of contingent workforce solutions including: independent contractors, agent of record (AOR), employer-of-record (EOR), staff augmentation, and outsourcing services. These offerings are designed for clients that have achieved, or aim to achieve, enterprise scale and require solutions that drive cost-efficiency, innovation, and productivity, while supporting more complex compliance and growth needs.
Lifted offers two lines of service—Enterprise Solutions and Managed Services.
Lifted’s Enterprise Solutions offerings provide clients with access to platform capabilities that support contingent workforce solutions involving independent contractor, AOR, EOR, and staff augmentation engagements, including sourcing, onboarding, classification, compliance and contract management, payments, and reporting.
For clients seeking a higher level of service, Lifted’s Managed Services offerings provide a service-led program management and end-to-end project delivery solution that enables enterprise clients to outsource defined functions or projects. Under Managed Services arrangements, clients engage Lifted to deliver work outcomes, and Lifted, in turn, engages talent either directly through its subsidiaries or as employees of third-party staffing providers to perform the work for clients on Lifted’s behalf. Lifted directly invoices the client and assumes responsibility for the work performed.
Our Work Platforms and Work Solutions
We believe the following core aspects of our platforms and workforce solutions provide Upwork with a competitive advantage:
Trusted Work Platforms and Workforce Solutions
Our platforms and workforce solutions foster trust and credibility among talent and clients, while reducing the friction associated with sourcing, contracting and collaborating with, and paying highly skilled talent for short-term and longer-term projects. Through the Upwork Marketplace, clients can engage highly skilled independent talent for a wide range of projects. Through our Enterprise workforce solutions provided through Lifted, clients can manage more complex contingent workforce programs, including engagements that span multiple engagement models and geographies.
We use a combination of advanced technology, data science, product features, and our skilled team to support trusted environments for getting work done. We build and deploy proprietary software, leverage data analysis, and apply machine learning and AI to highlight relevant talent, support identity verification, and identify potentially suspicious activity to protect customers and prevent undesirable behavior. We closely monitor activity across our platforms and integrate third-party technologies, including industry-leading fraud detection solutions, to enhance security and trust.
We provide clients with tools to track and monitor work performed by talent and to provide both public and private feedback following the completion of projects. Our feedback system enables talent to build their business reputation by establishing long-term credibility with project review and verified client feedback. Talent profiles include data from their work history on our platforms, including client feedback, number of hours billed, projects completed, and amount earned. This expertise is a critical factor to establish and build trust, while promoting brand loyalty and giving clients confidence in hiring talent for their next project.

In addition, our platforms and workforce solutions include capabilities designed to support trusted and reliable remote engagements, such as escrow services, approval workflows, and dispute resolution processes that help ensure clients pay only for work that has been completed and talent are paid in full and on time. Across our Enterprise workforce solutions provided through Lifted, we provide additional governance, reporting, and compliance-related capabilities to support Enterprise clients’ operational and risk management needs.
Proprietary Data Drives Increasing Efficiencies
We have built an expansive and unique repository of data on our portfolio of platforms and other workforce solutions. Our proprietary database maintains detailed and dynamic information, including skills possessed by talent, client feedback, talent work history, and success indicators of talent and clients transacting on our platforms. By leveraging this data through AI, including machine learning models, we are able to deliver a trusted, convenient, and effective experience for both new and existing customers.
Our data-driven approach enables clients to more effectively connect with talent suited to their projects, while helping talent to better identify opportunities that align with their skills and experiences.
In addition, our AI-driven models benefit from data generated across millions of completed transactions on our platforms, including information from job posting, proposals, completed work, payments, and feedback. The scale and volume of activity across our platforms position us to continuously improve the effectiveness of our search and matching capabilities, product features and user experiences, and the insights we provide to our customers.
Robust Functionality
Our platforms provide clients with the ability to post jobs and leverage AI-powered recommendations to efficiently connect with talent, rank proposals, and collaborate on projects. We provide a range of advanced tools designed to streamline how talent and clients work together, including our proprietary AI assistant, Uma, which enhances productivity for both talent and clients.
Our platforms include search and collaboration capabilities, machine learning-driven recommendations that assist clients and talent in identifying relevant opportunities and proposals based on user-provided inputs and preferences, time tracking and invoicing functionality, and payments services. This robust functionality is designed to enable talent to more easily run and build their businesses and to enable clients to find, hire, and collaborate with high-quality talent on a global scale.
Powerful Global Network Effects
The Upwork Marketplace benefits from powerful network effects driven by the scale and diversity of both client demand and global supply of highly skilled talent. As more clients use the Upwork Marketplace to post projects across a broad range of categories and complexity levels, the platform attracts a growing pool of talent seeking relevant work opportunities. In turn, a larger and more diverse talent pool improves the Upwork Marketplace’s ability to meet client needs efficiently, supporting engagement and retention on both sides of the platform.
The Upwork Marketplace supports a wide range of work types and categories, enabling clients to engage talent for both short-term and longer-term projects, as well as for increasingly complex and high-value work. This range of activity contributes to higher client retention and repeat usage, as clients are able to address multiple needs within a single platform. In addition, the scale of activity on the Upwork Marketplace generates proprietary work data that informs product improvements, powers AI-enhanced work delivery, and helps enhance the overall experience for clients and talent over time. Together, these dynamics have supported the global scale of the Upwork Marketplace and sustained engagement across its customers.
Differentiated Enterprise Solutions
Lifted is designed to support enterprise organizations that require scalable infrastructure and solutions to manage contingent work across multiple engagement models, geographies, and compliance requirements. Unlike open marketplaces, Lifted is built to integrate with enterprise workforce operations and existing operating workflows, enabling clients to manage independent contractor, AOR, EOR, staff augmentation, and outsourcing arrangements through a unified platform.
Lifted combines access to high-quality talent with governance capabilities for enterprise workforce management, along with compliance, reporting, and payment functionality. These capabilities are intended to address the operational complexity of enterprise workforce operations, including centralized oversight, risk management, and alignment with clients’ procurement, legal, and human resources processes.

By enabling enterprises to engage contingent talent across multiple contract types within a single solution, Lifted provides clients with a more consistent and efficient way to manage contingent labor at scale.
Our Team and Culture
Upwork’s purpose—creating opportunity in every era of work—is at the heart of our culture and guides how we build exceptional teams and products that lead our industry. Our workforce is intentionally dynamic, spanning corporate employees, independent talent engaged through our platforms and other workforce solutions, and trusted advisors, and we bring our purpose to life both externally and internally through innovative AI technology that helps team members work smarter and more efficiently. We support flexibility through a global workspace program, with team members distributed around the world and connected through corporate offices in a hybrid model that enables meaningful in-person collaboration. Across this ecosystem, we use a robust tool set and AI-enabled practices to ensure every voice is heard, creativity thrives, organizational effectiveness stays front and center, and measurable business outcomes are delivered. With ongoing investment in learning and development and our commitment to team enablement, we foster an environment where people can do their best work and drive outsized impact.
Our People
Our purpose not only drives the creation and continuous development of our platforms and workforce solutions, but it is also integral to how we engage our team members and our approach to creating and fostering an inclusive environment that promotes and encourages team enablement, career development, and wellness. As of December 31, 2025, we had approximately 630 employees, and throughout 2025, we engaged approximately 1,600 independent team members through our platforms and other workforce solutions to provide services on a variety of internal projects. We believe the positive relationship between us, our team members, and our unique, strong culture differentiates us and is a key driver of our business success.
Training and Development
As an organization built on talent and skills development, we recognize the importance of providing our employees with ongoing professional development and leadership opportunities to support career progression and business performance. Led by our Learning and Development team, we offer a range of learning and development programs designed to establish clear performance expectations, support employee growth and mobility, and build leadership capabilities across the organization. These efforts include access to an online learning platform with a broad course library covering AI-enabled, functional, and job-specific skills, as well as targeted learning experiences at key moments such as onboarding, manager and leadership development, and required compliance training. Through these programs, we seek to maintain consistent standards for performance and development and to support an effective, skilled, and adaptable workforce.
Benefits and Competitive Compensation
We strive to offer market-competitive compensation and benefits to attract and retain employees for the long-term. We regularly benchmark our employee compensation with external sources to ensure fair and equitable pay practices. We provide total rewards that attract and retain world-class employees through a total compensation package that includes equity-based and long-term cash awards for certain roles to align employee compensation with stockholder interests. Knowing our employees have diverse needs and life priorities, we also provide comprehensive benefits and services to those eligible, which include core benefits such as medical, dental, vision, and disability insurance, in addition to benefits tailored to the specific needs of our employees, such as mental health, fertility, family back-up care, and adoption support. We offer a health savings account with company contributions, family and medical leave, flexible working schedules, paid holidays and flexible vacation policies. We are committed to supporting our employees' financial well-being by providing tools and resources to enhance financial literacy and confidence. Through our financial coaching program and educational workshops, employees can gain valuable insights into budgeting, saving, and planning for their future. Additionally, we offer benefits like a 401(k) plan with matching contributions and an employee stock purchase plan that enables eligible employees to purchase shares of our stock at a discount through payroll deductions. These programs empower employees to take charge of their financial goals and build long-term security. Additionally, we offer a tuition reimbursement program to support employees in upskilling and furthering their professional development, empowering them to grow their careers while contributing to our long-term success.
Workforce Engagement and People Analytics
We engage with our workforce in meaningful ways and take timely action in response to feedback in connection with workforce-related practices. Research into workforce experience begins during onboarding and continues throughout a team member’s tenure at Upwork. This approach provides Upwork senior leadership and People team members with ongoing and near-real-time insight into key stages of the workforce experience. The collection of such data allows leadership, managers, and our People team to identify successes and opportunities at multiple levels, including for individual team members, company-wide programs or larger organizational units. Over time, the aggregation and analysis of such data informs workforce-related decision-making and supports business objectives. In addition, we have a dedicated people analytics team that builds on insights from workforce feedback, including our lifecycle listening program, as well as broader data sources and methods, to develop strategic and operational insights. These insights are used to inform workforce planning and initiatives related to employee experience and organizational effectiveness and to support overall business performance.
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
Board of Directors Oversight
Our board of directors recognizes the importance of our team and the value of an effective, creative, and inclusive work environment centered around a merit-based culture. Our board of directors meets regularly with management to discuss issues impacting our team members and ways to support our workforce. Our focus on culture comes from our board of directors and flows throughout our company. In evaluating our Chief Executive Officer and management team, emphasis is put on their contributions to our overall culture.
Sales and Marketing
Our sales and marketing organizations work closely together to increase awareness, generate customer demand, build a strong sales pipeline, and grow account relationships across clients of all sizes to accelerate GSV and revenue growth.
Enterprise Sales
Our Enterprise sales team focuses on clients interested in our Enterprise Solutions and Managed Services offerings delivered through Lifted. Our Enterprise sales team consists of teams that focus on one of two primary areas—Land and Expand. The Land team consists of business development representatives and other quota-carrying account executives who are primarily focused on acquiring new clients who have achieved, or aim to achieve, enterprise scale. The Expand team consists of quota-carrying account management and success team members who help new and existing clients scale usage of our Enterprise offerings throughout their organizations.
We achieve this by strategically developing and growing relationships within client organizations at all levels, from users to buyers to executives, as well as executing persona-based workshops, webinars, and account-based marketing campaigns that drive additional client spend. We believe this land-and-expand strategy helps clients ramp their usage of our Enterprise offerings and drives more value, awareness, and adoption over time.
In 2025, we paused certain new client acquisition efforts in advance of the launch of Lifted, while focusing on improving our operational capabilities and reducing cost to serve within account management.
Marketing
We employ a holistic and integrated marketing strategy aimed at attracting clients to our platforms and workforce solutions and guiding them toward the right product offerings to meet their business needs. Our approach begins with building awareness of our brand and highlighting the advantages of our direct-to-talent approach compared to traditional staffing models. These advantages include access to high-quality talent, reduced time-to-hire, greater flexibility, and cost efficiencies. Additionally, we foster trusted relationships while providing both clients and talent greater control over their businesses and careers. To support this strategy, the Upwork Research Institute publishes proprietary insights based on Upwork Marketplace platform data and third-party research that are leveraged for marketing activities across the client acquisition funnel, driving thought leadership through speaking engagements, social media activations, and earned media, including widespread press coverage. Our earned and owned media initiatives contribute to shaping influential conversations about the future of work and the value of flexible talent solutions, further enhancing brand awareness.

Building on our brand positioning, we address key client needs throughout our marketing efforts, ensuring clients can easily identify and leverage the right product for their goals. While a significant portion of new client registrations originates from direct and non-paid channels, we also invest in targeted programs to expand our client pipeline. These initiatives include digital campaigns and direct mail.
To drive client retention and growth, we deploy email and lifecycle marketing programs aimed at engagement, cross-selling, and upselling opportunities.
Our Technology
We invest substantial resources in research and development to enhance our platforms and workforce solutions, develop new products and features, and improve our infrastructure. We utilize a flexible systems architecture to allow us to scale easily as platform usage increases and to provide a consistent and robust customer experience. These investments support reliability, security, AI capabilities, and scalability, across our platforms and workforce solutions, as discussed below.
The core focus of our technology is on:
Reliability
The infrastructure of the Upwork Marketplace is designed to provide high reliability and robust platform performance. There are four components to our reliability strategy:
1.Modern Distributed Infrastructure. We have engineered and implemented a modern, distributed core infrastructure design intended to provide for failures to occur at the individual system level without disrupting service or impacting the customer experience.
2.Services-Oriented Architecture. We have focused on building a services-oriented architecture hosted on Amazon Web Services, which we refer to as AWS, designed to independently scale, or failover, as needed, by leveraging the capabilities of the AWS platform. As a result, we believe the platform is resilient to unexpected surges in traffic or to new code changes that we may introduce.
3.Isolation as a Design Philosophy. Leveraging the philosophy of domain-driven design, we have divided the platform into multiple sections to reduce the likelihood that a failure in any one section would negatively impact other sections of the platform.
4.Intelligent Monitoring and Automated Remediation. The platform is designed to continuously monitor its own health and act appropriately to maintain its health, particularly during our deployment of new code or in response to any single infrastructure or platform issue.
Security
Our platforms and other workforce solutions are designed with security measures intended to protect our data and systems, safeguard customer information, and address the privacy and security requirements of our clients. Each operating subsidiary maintains separate certification scopes that reflect its respective products, operating environments, and customer requirements, while following consistent, robust information security practices across the organization.
Across our platforms and workforce solutions, we implement layered information security controls designed to detect, prevent, and mitigate cybersecurity threats, including industry-standard encryption for data in transit and customer-available account security features, such as multi-factor authentication. Additional information regarding our cybersecurity risk management, governance, and strategy is described in Part I, Item 1C, “Cybersecurity.”
AI Capabilities
The Upwork Marketplace platform utilizes AI, including machine learning models, leveraging real-time and, where appropriate, historical data to create an adaptive experience for our customers. Our Upwork Marketplace platform contains a large repository of closed-loop data for the entire lifecycle of work, starting from when clients post projects to when talent and clients match, how they communicate via on-platform messaging and collaboration tools, how and when payment is transferred, and feedback on their engagements.
Traditional query-based search capabilities are enriched by proprietary AI-powered models that drive real-time algorithms optimized to facilitate discovery and the “best match” between a client’s project requirements and talent’s unique skill set. We leverage AI to balance supply and demand within the platform as well. Talent receives data on market rates based on similar jobs when submitting proposals and can set their own rates with these insights in mind. When clients post jobs, similar rate insights also appear within the system. We continue to invest in the latest advances in AI to train our models on our large, proprietary behavioral data to better predict future behaviors that drive successful outcomes for customers.
Scalability
Our cloud-based Upwork Marketplace platform has been designed to be elastic, scaling automatically with increased usage, supporting sudden traffic spikes by dynamically bringing additional capacity online as required, then scaling back to ensure consistent and predictable cost management.
Our Social and Environmental Impact
Upwork exists to create opportunity in every era of work and we are focused on building a company and suite of products that enable teams to work better and support economic opportunity, trust, ethics, and environmental sustainability. Empowered by the Upwork Marketplace, millions of people from diverse backgrounds and locations around the globe are accessing economic opportunities previously unavailable to them. We enable workers to engage with clients beyond their local labor market, choose when to work and what projects to pursue, and set their own rates. The Upwork Marketplace provides a new way for talent to market their skills and expertise and enables inclusive hiring practices through continuous accessibility improvements and regular analysis of potential underlying bias in our technology.
We are also powering a more efficient and sustainable way to work. We believe that by facilitating remote work engagements and providing our customers with the tools they need to collaborate from afar, we are helping them avoid work-related commutes, business travel, and other limitations of a local-only model. The Upwork Marketplace also connects sustainability professionals with mission-driven clients, including thousands of nonprofits on the platform. By committing to carbon-neutral operations and to purchasing carbon-free electricity to match 100% of our office and remote work electricity consumption, we are demonstrating how companies across the globe can take positive remedial action on climate change. We are also pursuing strategies to reduce our Scope 3 emissions intensity from employee commuting, business travel, and purchased goods and services as we grow.
Our drive to create a more equitable and sustainable future of work has helped us identify new ways to serve our stakeholders—including our customers, our own team members, our investors, and our community partners—and contribute to long-term value creation. We continuously assess our social and environmental impact, and we are committed to addressing both short- and long-term risks and opportunities across our value chain.
Competition
The market for contingent talent and the clients that engage them is highly competitive, rapidly evolving, fragmented, and subject to changing technology, shifting needs, and frequent introductions of new competitors as well as new offerings and services. The market continues to draw increased third-party investment and new competitor entrants, driven by changing labor market dynamics. We compete with a number of online and offline platforms and services domestically and internationally, as well as traditional staffing firms, to attract and retain customers and expand our share of customer spend. AI tools are emerging as an additional area of competition as technology becomes capable of generating work outputs that could otherwise be produced by human talent.
We believe the principal competitive factors in our market segment include:
•platform features and functionality, including efficient and accelerated time to hire;
•verified talent work history, client feedback, and client payment history;
•size and engagement of customer base, including the ability to attract and retain clients with a need for talent services;
•breadth of skill categories offered by a platform’s rated quality talent;
•depth and availability of qualified talent, including in high-demand skill categories;
•availability of high-quality projects from clients of all sizes, including Fortune 100 companies;
•uniqueness, size, and scope of data assets;
•platform ease of use;
•brand awareness and reputation;
•trust and safety;
•level of customer satisfaction;

•relationships with third-party partners;
•strength of sales and marketing efforts;
•ability to innovate and develop new or improved offerings and services, including AI tools, services, and functionality;
•greater flexibility with cost structure and reduced operating costs; and
•level of workflow automation driven by machine learning and AI tools.
We believe that we compete favorably with respect to these factors and are committed to making continued investments in our business to ensure our long-term success.
Intellectual Property
The protection of our technology and intellectual property is an important aspect of our business. We rely upon a combination of patents, trademarks, trade secrets, copyrights, confidentiality procedures, contractual commitments, and other legal rights to establish and protect our intellectual property. We generally enter into confidentiality agreements and invention or work product assignment agreements with our employees, independent team members that we engage through our platforms and other workforce solutions, advisors, and consultants to control access to, and clarify ownership of, our software and other inventions and intellectual property, documentation, and other proprietary information.
As of December 31, 2025, we held 21 issued U.S. patents, with one patent application pending, seven registered trademarks in the United States, including Upwork, Elance, oDesk, “Work Without Limits,” and the Uma rosette, and more than 160 registered trademarks in foreign jurisdictions. We continually review our development efforts to assess the existence and patentability of new intellectual property.
Government Regulation
We have a robust regulatory compliance program built to comply with the various U.S. federal and state and foreign laws and regulations that are applicable to internet companies, businesses that operate online marketplaces connecting businesses with independent talent, and firms operating in the staffing sector. Our compliance program gives us the ability to pursue products and features that are or may be governed by complex laws and regulatory regimes. These laws and regulations may involve areas such as labor and employment (including worker classification and independent contractor relationships), data protection, content regulation, intellectual property, data sharing and privacy, taxation, consumer protection, background checks, payment services, money transmitter regulations, anti-corruption, anti-money laundering and sanctions laws, the development, use and training of AI models, or other subjects. Moreover, we provide escrow services to our customers and maintain a subsidiary licensed as an internet escrow agent by the California Department of Financial Protection and Innovation, which we refer to as the DFPI. Many of the laws and regulations that are or may be applicable to our business are still evolving and being tested in courts and could be interpreted in ways that could adversely impact our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the industry in which we operate. See Part I, Item 1A, “Risk Factors—Risks Related to Legal and Regulatory Matters” for more information.
Available Information
Our principal executive office is located at 530 Lytton Avenue, Suite 301, Palo Alto, California 94301, and our mailing address is 3490 S 4400 W #70008, West Valley City, Utah 84120. Our primary website is located at www.upwork.com, Lifted’s website is located at www.go-lifted.com, and our investor relations website is located at investors.upwork.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to those reports, are available free of charge through our investor relations website as soon as reasonably practicable after we file such material with, or furnish it to, the SEC.

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
•Customers circumvent our platforms and other workforce solutions, which adversely impacts our business.
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
•We cannot guarantee that the 2025 Share Repurchase Authorization will be fully consummated or that share repurchases will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our common stock and diminish our cash reserves.
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
Clients have diverse options to find and engage service providers, including other online or offline platforms, staffing firms and agencies, by engaging service providers directly, or by hiring temporary, full-time, or part-time employees directly or through an agency. Clients may decrease or cease their use of our platforms and other workforce solutions and our revenue may be adversely impacted for many reasons, including: if we fail to attract and retain talent; if the quality or types of services provided, or the pricing offered, by talent are not satisfactory to clients; or if AI tools provide a suitable replacement for traditional talent tasks. Further, expenditures by clients may be cyclical and may reflect overall macroeconomic conditions or budgeting patterns. The loss of a key client could have an adverse effect on our business.
Talent similarly have many different ways of marketing their services, securing clients, and obtaining payments from clients, and the competition from offline and online models is significant. Likewise, there may be impediments to talent who would like to provide services to clients through our platforms and other workforce solutions.
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
We have experienced growth in a relatively short period of time and expect to invest in our growth in the future. However, our historical growth should not be considered indicative of our future performance, and there can be no assurance that we will be able to sustain our historical growth rates or that any future investments in growth will be successful or cost-effective. Moreover, sustaining our growth in future periods will become more difficult in periods of macroeconomic uncertainty, elevated interest rates, and inflation. To manage any future growth, we must improve our systems, motivate and effectively manage and train our workforce, and successfully manage the risks, challenges, and uncertainties associated with our business. If we are unable to grow successfully without compromising the quality of our offerings or customer experience, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, operating results, and financial condition could be adversely affected.
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
We rely on banks and payment partners to provide us with corporate banking services, escrow trust accounts or other regulated accounts, and clearing, processing, and settlement functions for the funding of all transactions on our platforms and disbursement of funds to customers. Our banking and payment partners are critical to our business, and we may not always have a sufficient surplus of vendors in the event one or more relationships are terminated or interrupted for any reason. This could occur for a number of reasons, including the following:
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
We expect that bad actors will continue to attempt to use our platforms to engage in unlawful or fraudulent conduct. This conduct may include unauthorized or fraudulent acquisition or use of data, money laundering, moving funds to regions or persons restricted by sanctions or export controls, terrorist financing, fraudulent sale of services, bribery, breaches of security, extortion or use of ransomware, distribution or creation of malware or viruses, and piracy or misuse of software and other copyrighted or trademarked content.
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
•if talent misstate their qualifications, identity or location, or produce insufficient or defective work product or work product with a harmful effect, clients or other third parties may seek to hold us responsible and may lose confidence in and decrease use of our platforms and other workforce solutions; and

•we may bring, and have in the past brought, claims against clients and other third parties for their misuse of our platforms.
Customers circumvent our platforms and other workforce solutions, which adversely impacts our business.
Our business depends on customers transacting through our platforms and other workforce solutions. Despite our efforts to prevent them from doing so, customers circumvent our platforms and other workforce solutions and engage with or take payment through other means to avoid fees, and it is difficult or impossible to measure the losses associated with circumvention. Enhancements and changes we make to our pricing models, fees, offerings, services, and features may unintentionally cause customers to circumvent our platforms and other workforce solutions. In addition, circumvention is likely to increase during a macroeconomic downturn, as customers may be more cost-sensitive. The loss of revenue associated with circumvention adversely impacts our business, operating results, and financial condition. Moreover, our efforts to reduce circumvention may be costly or disruptive to implement, fail to have the intended effect or have an adverse effect on our brand or customer experience, reduce the attractiveness of our platforms and other workforce solutions, or otherwise harm our business, operating results, and financial condition.
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
The market for contingent work is characterized by rapid technological change, frequent product and service introductions and enhancements, changing customer demands, and evolving industry standards. We invest substantial resources in researching and developing new offerings and services and enhancing our platforms and other workforce solutions by incorporating additional features, improving functionality, modernizing our technology, and adding other improvements to meet our customers’ evolving demands in our increasingly highly competitive industry. For example, in August 2025, we launched Lifted, our enterprise-focused subsidiary offering a broader range of contingent work solutions for large enterprises, and we continue to invest in its development. The success of any enhancements to our platforms and other workforce solutions or any new offerings or services depends on several factors, including overall demand and market acceptance, competitive pricing, adequate quality testing, integration with our platforms and third-party partners’ technologies, and timely completion. We cannot be sure that we will succeed in delivering enhancements or any new offerings or services or that any enhancements or new offerings or services will be successful or cost effective. Even if we do introduce new offerings or services, we may experience a decline in revenue from our existing offerings that is not offset by revenue from the new offerings or services, and we may experience unintended negative effects from any modifications to our existing offerings, services, and features, including reduced client spend, diminished fill rates for client projects, errors and disruptions on our platforms, and customer dissatisfaction.
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
As we expand, we will need an increasing amount of technical infrastructure and continued infrastructure modernization, including network capacity, computing power, and improvements to how we process and store data and transaction information. We also rely on third-party service providers and infrastructure, including the internet, to provide our platforms and other workforce solutions. For example, we currently host the Upwork Marketplace, serve its customers, and support its operations using AWS, a provider of cloud infrastructure services. We do not have control over the operations or the facilities of our third-party service providers, which are subject to risks of errors, defects, and disruptions. In addition, these third parties generally do not have an obligation to renew their agreements with us on commercially reasonable terms, or at all, and we may not be able to switch to another third-party service provider easily or without incremental costs. Any interruption in the provision of services to us by these third parties for any reason or other unanticipated problems could result in interruptions to our platforms and other workforce solutions, and our and these third parties’ business continuity and disaster recovery plans may prove to be inadequate.
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
A significant and growing portion of our customers access our platforms through mobile devices and applications. Our mobile applications rely on third-party open application store platforms, including the Apple App Store and Google Play, which may change their policies, impose additional fees or requirements to support our applications, or stop supporting our applications altogether. These changes may increase our costs or adversely affect customer experience. Additionally, mobile operating systems, such as Android and iOS, could stop supporting our platforms or the ability to make payments on our platforms at all or on commercially reasonable terms or make changes that degrade the customer experience on our platforms. To deliver high-quality mobile offerings, it is important that our offerings are designed effectively and work well with a range of mobile devices, technologies, systems, networks, and standards that are beyond our control. In the event that it is inconvenient or impossible for our customers to access and use our platforms on their mobile devices or our competitors develop offerings and services that are perceived to operate more effectively on mobile devices, our business, operating results, and financial condition could be adversely impacted.
Risks Related to Legal and Regulatory Matters
Our business is subject to extensive government regulation and oversight. Any failure to comply with the extensive, complex, overlapping, and frequently changing laws and regulations, both in the United States and internationally, could adversely impact our business, operating results, and financial condition.
We and our customers are subject to a wide variety of foreign and domestic laws and regulations governing issues that may affect our business, including worker classification, employment, worker health, payments, worker confidentiality obligations and whistleblowing, intellectual property, consumer protection, taxation, privacy, and data security. These laws and regulations are often complex and subject to varying and evolving interpretations, resulting in shifting enforcement and application over time. Many of these laws were adopted prior to certain technological developments and do not contemplate or address the unique issues of such technologies. At the same time, regulatory scrutiny on large companies, technology companies, and companies engaged in dealings with independent contractors, payments, or personal information and data has increased significantly and may continue to increase.
New and existing laws and regulations (or changes in interpretation of existing laws and regulations) may be adopted, implemented, or interpreted to apply to our business or our customers, including as a result of new lines of business, products or features we may introduce or international expansion of our business. In addition, these laws and regulations affect our customers and may affect demand for our platforms and other workforce solutions. If we determine additional legal or regulatory requirements apply to our business, we may expend resources to comply or obtain licenses, and such efforts may delay the launch of new offerings or features, distract management, or require adverse changes to the manner in which we conduct our business and may themselves cause regulatory agencies to scrutinize our business, including past practices. It is also possible that certain provisions in agreements with our customers or service providers, or between talent and clients, or the fees we charge, may be found to be unenforceable or not compliant with applicable law.
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
Worker Classification
Our clients are generally responsible for properly classifying the talent they engage through the Upwork Marketplace. Some clients opt to classify talent as employees for certain work, while talent in many other cases are classified as independent contractors. We also use the Upwork Marketplace to find and engage talent to provide services for us and for our outcomes-based delivery offerings, which may result in disputes or claims from such talent arising from the services performed or the working relationship.
We offer an optional service to customers of our premium offerings through which Lifted helps classify talent as employees of its subsidiaries or third-party staffing providers or as independent contractors. For clients of these services, subject to applicable law and the terms of our agreement with the client, we indemnify clients from misclassification risk and make certain warranties to the client, such as to compliance with applicable laws. In addition, we offer other premium offerings where we provide increased assistance to customers to find and contract with one another, which could increase employment-related risks. The failure of staffing providers that employ talent classified as employees to comply with all legal and tax requirements could adversely affect our business.
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
We may not pursue or file patent applications or apply for registration of copyrights or trademarks in the United States and foreign jurisdictions in which we have an online presence with respect to our potentially patentable inventions, works of authorship, and marks and logos for a variety of reasons, including the cost or ability to procure such rights and the uncertainty involved in obtaining adequate protection. In addition, the applications for patents or for registration of copyrights or trademarks that we do pursue or file may not be successful and we may be required to change how we market any impacted offerings. Moreover, changes to intellectual property laws and regulations, including U.S. and foreign patent or trademark law, may affect our ability to protect and enforce our intellectual property rights or defend against or offensively assert infringement claims.
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
From time to time, we are involved in litigation and other legal proceedings and make and receive demands and claims threatening possible legal proceedings. The outcome of any litigation or other legal proceeding (including class actions and individual lawsuits or arbitration), regardless of its merits, is inherently uncertain. Regardless of the merits or ultimate outcome of any claims, pending or future legal proceedings could result in a diversion of management’s attention and resources and reputational harm and cause us to incur significant expenses and liabilities. We may determine that the most cost-effective and efficient way to resolve a dispute is via settlement, and terms of any settlement agreements are increasingly limited by legislation. Where we can make a reasonable estimate of the liability relating to a pending proceeding and determine that it is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, the amount of our estimates could be incorrect. In addition, while we maintain insurance with respect to many claims, certain claims may not be covered by our insurance, and there can be no assurance that our insurance will cover liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.
In particular, Lifted’s Enterprise offerings include its subsidiaries employing talent on a temporary basis and placing such individuals in clients’ workplaces. Lifted and its subsidiaries’ ability to control the workplace environment is limited. As the employer of record of temporary employees, Lifted subsidiaries incur a risk of liability to their temporary employees for various workplace events, including claims of physical injury, discrimination, harassment, or failure to protect confidential personal information. In addition, the talent engaged through Lifted may access client workspaces from their personal devices through cloud-based systems. If cybersecurity incidents were to occur as a result, Lifted may face legal and contractual liability, reputational damage, loss of business, and other expenses. Lifted also incurs a risk of liability to clients resulting from allegations of damages caused by talent acting on phishing emails, cyberattacks, and other errors, omissions, or theft, or allegations of compromise of client confidential information. In some cases, Lifted or a Lifted subsidiary has agreed to indemnify clients in respect of these types of claims.

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
We have incurred net losses in the past, and as of December 31, 2024, we had an accumulated deficit of $78.5 million. While we were in a retained earnings position as of December 31, 2025, we have made, and expect to continue to make in the future, significant expenditures related to the development and expansion of our business, including the launch and ongoing development of Lifted. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. While our GSV and revenue have grown in recent years, we may not be able to sustain the same level of growth in future periods, or at all. In addition, although our profitability has improved in recent periods, if our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to maintain profitability in future periods and the trading price of our common stock could decline.
Our operating results and performance metrics may fluctuate from period to period, which makes our future results difficult to predict.
Our operating results and performance metrics have fluctuated in the past and may fluctuate in the future, particularly in periods of macroeconomic uncertainty, elevated interest rates and inflation. Our operating results and performance metrics in any given period can be influenced by numerous factors, many of which are unpredictable or are outside of our control, including those described elsewhere in this “Risk Factors” section as well as the following:

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
•changes to financial accounting standards and the interpretation of those standards that may affect the way we recognize and report our financial results; and
•fluctuations in currency exchange rates, particularly if we are unable to fully offset the adverse financial effects of unfavorable movements in foreign exchange rates through derivative instruments designed to hedge against certain exposures to such fluctuations.

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
We are subject to numerous taxes and tax collection obligations in the U.S. and other foreign jurisdictions. Significant judgment is required to evaluate applicable tax obligations and in many cases the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business. As a result, we may recognize additional tax expense and be subject to additional tax liabilities, including other liabilities for tax collection obligations due to changes in federal, state, and international tax laws, statutes, rules, regulations, or ordinances; changes to our business operations; changes in taxing jurisdictions and administrative interpretations and applications; results of tax examinations, settlements, or judicial decisions; or changes in accounting principles. Moreover, a number of countries and intergovernmental organizations have recently proposed, recommended, or enacted new laws or changes to existing laws that could impact our tax and reporting obligations or add new compliance costs to our business to administer, assess, collect, and remit those taxes, and countries may propose or enact new laws that tax our or our customers’ activities in response to the imposition of new trade barriers. These changes may happen with little or no advance notice or implementation time, which can increase various short term costs of compliance. The impact and burden of these regulations and proposed regulations on our business and the businesses of our customers is uncertain and may have a negative impact on our business.
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
As of December 31, 2025, we had net operating loss, which we refer to as NOL, carryforwards for U.S. federal income tax purposes and California state income tax purposes of $2.0 million and $90.9 million, respectively, available to offset future taxable income. The federal NOL carryforwards of $2.0 million generated after December 31, 2017 can be carried forward indefinitely with utilization in any year limited to 80% of our taxable income or any limitation under Section 382 of the Internal Revenue Code of 1986, as amended, which we refer to as the Code. The California state NOL carryforward amounts will begin to expire in 2032 if not utilized.
Realization of these NOL carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change NOL carryforwards to offset future taxable income. As of December 31, 2025, we have experienced ownership changes that will result in limitations in our ability to use certain NOLs and tax credit carryforwards. In addition, other factors outside our control could further limit our ability to utilize NOLs to offset future U.S. federal and state taxable income, including further changes in the ownership of our stock and regulatory changes. Any such material limitation or expiration of our NOLs may harm our future operating results by effectively increasing our future tax obligations.
We may require additional capital to fund our business and support our growth, and any inability to generate or obtain such capital may adversely affect our business, operating results, and financial condition.
To support our growth and business strategy, such as developing new features or enhancements to our platforms and other workforce solutions and improving our infrastructure, we have made and expect to continue to make significant financial investments in our business. In addition, we may, from time to time, seek to acquire or strategically invest in other complementary products, technologies, or businesses or repurchase outstanding shares of our common stock or our 0.25% convertible senior notes due 2026, which we refer to as the Notes. For example, during the year ended December 31, 2025, we repurchased $100.0 million of our common stock under the $100.0 million share repurchase program authorized by our board of directors in October 2024, which we refer to as the 2024 Share Repurchase Authorization, and $36.0 million of our common stock under the $100.0 million share repurchase program authorized by our board of directors in September 2025, which we refer to as the 2025 Share Repurchase Authorization. We refer to the 2024 Share Repurchase Authorization and the 2025 Share Repurchase Authorization together as the Share Repurchase Authorizations. As of December 31, 2025, we had $64.0 million available for repurchases of our common stock under the 2025 Share Repurchase Authorization. We may need to engage in equity or debt financings to obtain the funds required for these investments, acquisitions, and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to those of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve additional restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions and strategic investments. If we are unable to obtain adequate financing on terms satisfactory to us or at all, our ability to continue to support our business growth and business strategy could be significantly impaired and our business, operating results, and financial condition may be adversely affected.
Risks Related to Ownership of Our Common Stock
The stock price of our common stock has been and may continue to be volatile, and you could lose all or part of your investment.
The market price of our common stock has been and may continue to be volatile, particularly in periods of broader stock market fluctuations and macroeconomic uncertainty. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are unpredictable or are outside of our control, including those described elsewhere in this “Risk Factors” section as well as the following:
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
We cannot guarantee that the 2025 Share Repurchase Authorization will be fully consummated or that share repurchases will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our common stock and diminish our cash reserves.
During the year ended December 31, 2025, we repurchased and subsequently retired 9.3 million shares of our common stock for an aggregate amount of $136.0 million under the Share Repurchase Authorizations, and we had $64.0 million available for repurchases under the 2025 Share Repurchase Authorization as of December 31, 2025. The actual timing and amount of any repurchases under the 2025 Share Repurchase Authorization will depend on a variety of factors, including stock price, trading volume, market and business conditions, regulatory requirements, and other considerations, all of which may be impacted by factors outside of our control. The 2025 Share Repurchase Authorization could affect the trading price of our common stock, increase volatility, and diminish our cash and cash equivalents and marketable securities available to fund working capital, repayment of debt, capital expenditures, strategic acquisitions, investments, or business opportunities, and other general corporate purposes. The 2025 Share Repurchase Authorization may be suspended, terminated, or modified at any time for any reason, and we cannot guarantee that any share repurchase authorization will be fully consummated, or at all, or that it will enhance long-term stockholder value.
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

In August 2021, we issued the Notes. The Notes are senior, unsecured obligations and bear interest at a rate of 0.25% per year. The Notes will mature on August 15, 2026, unless earlier redeemed, repurchased, or converted in accordance with the terms of the Notes. In March 2023, we repurchased a portion of the outstanding Notes, and, as of December 31, 2025, $361.0 million aggregate principal amount of the Notes remained outstanding. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our stockholders and our business, operating results, and financial condition by, among other things:
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
Our business depends on the overall demand for labor and on the economic health of current and prospective clients. Any significant weakening of the economy in the United States or Europe or of the global economy, including a continued rise in inflation, higher tariffs, trade wars, hiring freezes, layoffs, more limited availability of credit, a reduction in business confidence and activity, decreased government or business spending, government shutdowns, economic and political uncertainty, financial turmoil or instability affecting the banking system or financial markets, sanctions, global or regional public health events or conditions, a more limited market for contingent service providers or information technology services, shifts away from remote work, and other adverse economic or market conditions may adversely impact our business and operating results. These adverse conditions have resulted, and may again result, in reductions in revenue, increased operating expenses, longer sales cycles, and increased competition. There is also a risk that when overall global economic conditions are positive, our business could be negatively impacted by a decreased demand for talent as businesses utilize more direct, full-time employees relative to their use of contingent workers. We cannot predict the timing, strength, or duration of any economic slowdown, or any subsequent recovery generally. If the conditions in the general economy deteriorate, our business, operating results, and financial condition could be adversely affected.

Item 1B. Unresolved Staff Comments.
Not applicable.
Item 1C. Cybersecurity.
Cybersecurity Risk Management and Strategy
Our cybersecurity and data privacy risk management processes are integrated into our enterprise risk management program, and we have established processes for assessing, identifying, and managing material risks arising from cybersecurity threats. We maintain physical, technical, and administrative safeguards designed to protect information assets and have defined procedures for incident detection, containment, response, and remediation. Our information security team is primarily responsible for managing cybersecurity risk and works in close coordination with our legal team on data privacy risk management. We conduct regular cybersecurity test exercises involving relevant stakeholders to reinforce roles, decision-making processes, and escalation protocols. These exercises are designed not only to confirm accountability, but also to strengthen organizational readiness by training teams to respond effectively under realistic conditions and to continuously improve our incident response capabilities. We have implemented controls and procedures to support the timely identification and escalation of cybersecurity incidents, enabling management to evaluate, respond to, and determine appropriate disclosure and reporting actions in a timely manner.
Our platforms and workforce solutions maintain security and privacy programs informed by industry-recognized standards and frameworks, including ISO standards and SOC reporting, as appropriate for their respective products, operating environments, and customer requirements. These programs are designed to support the protection of customer data and compliance with applicable security and privacy obligations. Certain platforms and workforce solutions maintain separate certifications and attestations that reflect their distinct environments and enterprise customer needs.
Our information security controls operate at multiple levels and are designed to detect, prevent, and mitigate cybersecurity threats that could affect the confidentiality, integrity, and availability of our data and our customers’ data. To support operations at scale, we have automated certain risk mitigation measures and regularly evaluate their effectiveness. We have implemented trust and safety processes intended to help prevent and detect suspicious and fraudulent activity on our platforms. As part of the development and operation of the Upwork Marketplace, we have designed and refined proprietary detection mechanisms, including pattern-based techniques, to identify anomalous or potentially malicious behavior, and we continue to enhance these capabilities in response to an evolving threat landscape. We regularly review and update our information security policies, standards, and procedures to reflect changes in our cybersecurity posture, emerging risks, and risk mitigation strategies. We also provide regular, mandatory cybersecurity training to our personnel to raise awareness of cybersecurity risks, reinforce secure practices, and communicate updates to our information security policies, standards, processes, and practices.
We engage third parties, including vendors and other external service providers, to support elements of our cybersecurity and data privacy programs, such as risk assessments, program enhancements, and user verification services. These third parties provide security-related services, including independent evaluations of our security environment and assessments of our technology and security controls using industry-recognized frameworks. We also operate a vulnerability disclosure and bug bounty program to support the ongoing identification of potential security vulnerabilities. In addition, our information security team performs regular security scans to identify known vulnerabilities and supports remediation efforts as appropriate.
We maintain processes to identify, assess, and oversee cybersecurity risks associated with our use of third-party service providers. Our approach is risk-based and is designed to evaluate cybersecurity risks posed by vendors, service providers, and other third parties, including risks arising from third-party systems that could adversely affect our business in the event of a cybersecurity incident. As part of these processes, we perform due diligence on vendors and prospective vendors with respect to their cybersecurity practices and controls. Cybersecurity risk management is integrated into our broader enterprise risk management program, which is overseen by the audit, risk and compliance committee of our board of directors, which we refer to as our audit committee, and cybersecurity considerations are an important component of our overall approach to enterprise risk management.
We deploy technical safeguards designed to protect our information systems from cybersecurity threats, including network security controls, intrusion detection and prevention technologies, endpoint detection and response capabilities, logging, monitoring and alerting mechanisms, anti-malware protections, advanced email security, and access controls. These safeguards are evaluated and enhanced through vulnerability assessments and the use of cybersecurity threat intelligence. Access to our platform is encrypted using industry-standard transport layer security protocols. Sensitive information transmitted through our platform, including certain personal and financial data, is encrypted during transmission, and data stored on systems containing personally identifiable information is encrypted at rest. We also implement additional security mechanisms, such as HTTP Strict Transport Security (HSTS), to help ensure secure connections to our website. Customers may elect to enhance the security of their accounts by enabling multi-factor authentication. In addition, we maintain compliance with the Payment Card Industry Data Security Standard (PCI DSS) for payment processing, reflecting adherence to industry-recognized security requirements applicable to organizations that process payment card transactions.
To date, cybersecurity threats, including any prior cybersecurity incidents, have not had a material impact on our business strategy, operating results, or financial condition. However, a future material cybersecurity incident could have a material adverse effect on our business strategy, operating results, or financial condition. For more information regarding cybersecurity risks that we face and potential impacts on our business related thereto, see “Risk Factors—If we or our third-party partners experience a security breach, other hacking or phishing attack, ransomware or other malware attack, or other privacy or security incident, our platforms and other workforce solutions may be perceived as not being secure, our reputation may be harmed, demand for our offerings may be reduced, our operations may be disrupted, we may incur significant legal costs, fines, or liabilities, and our business could be adversely affected.”
Cybersecurity Governance
While everyone at Upwork plays a part in managing cybersecurity and data privacy risks, oversight responsibility is shared by our board of directors, audit committee, and management.
Our board of directors, as a whole, has responsibility for risk oversight, and the committees of our board of directors oversee and review risk areas that are particularly relevant to their respective functions. Among its focus areas, our audit committee reviews matters relating to cybersecurity and data privacy and regularly reports to our board of directors regarding such matters. One member of our audit committee earned NACD’s CERT Certificate in Cybersecurity Oversight in 2025. Our Chief Information Security Officer, who we refer to as our CISO, presents quarterly cybersecurity-related updates to our audit committee, including at least one update to the full board of directors each year, regarding recent developments, evolving standards, metrics about cyber threat response preparedness, program maturity milestones, material cybersecurity risks and risk mitigation status, and the current and emerging threat landscape. We also have implemented controls and procedures that provide for the communication of material cybersecurity incidents to our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, and Chief Legal Officer, as well as to our audit committee and/or to our full board of directors on a timely basis.
Our CISO leads our cybersecurity risk management program and collaborates closely with our legal team on data privacy matters at the management level. Appointed as our CISO in April 2025 after joining Upwork in 2021, our CISO has over two decades of experience in technology leadership roles across the healthcare and technology industries, including dedicated information security leadership positions at two publicly traded companies (including Upwork) since 2016. Our CISO is supported by a seasoned leadership team composed of information security professionals who have held roles at some of the most well-known global brands and are recognized experts in their respective fields. Our CISO actively oversees and participates in the development and implementation of our cybersecurity policies and procedures, and the cybersecurity team provides the CISO with regular updates on the threat landscape, incidents, and emerging risks. Our CISO and his team provide regular updates to the management team and promptly escalate issues that warrant executive attention.
Item 2. Properties.
Our corporate headquarters are located in Palo Alto, California, where we lease approximately 21,615 square feet of office space pursuant to a lease that expires in September 2032.
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
Holders of Record
As of January 30, 2026, there were approximately 1,150 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these record holders.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the development of our business, for repurchases under the 2025 Share Repurchase Authorization, and for general corporate purposes, and we do not anticipate paying any dividends on our capital stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, operating results, capital requirements, general business conditions, and other factors that our board of directors may deem relevant.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Upwork Inc. under the Securities Act or the Exchange Act.
The following graph shows a comparison from December 31, 2020 through December 31, 2025 of the cumulative total returns for our common stock, the NASDAQ Composite Index and the NASDAQ 100 Technology Index, respectively. The graph assumes $100 was invested at the market close on December 31, 2020 in the common stock of Upwork Inc. Such returns are based on historical results and are not intended to suggest future performance. The NASDAQ Composite Index and the NASDAQ 100 Technology Index assume reinvestment of any dividends.

Comparison of Cumulative Total Return of Upwork Inc.
$200
$175
$150
$125
$100
$75
$50
$25
$0
12/31/20
03/31/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/30/22
03/31/23
06/30/23
09/29/23
12/29/23
03/28/24
06/28/24
09/30/24
12/31/24
03/31/25
06/30/25
09/30/25
12/31/25
NASDAQ Composite
NASDAQ 100 Technology
Upwork Inc.

Recent Sales of Unregistered Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
Share repurchases of our common stock under the 2025 Share Repurchase Authorization for the three months ended December 31, 2025 were as follows (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1, 2025 - October 31, 2025	915,103	$16.59	915,103	$82,897
November 1, 2025 - November 30, 2025	789,024	17.47	789,024	69,112
December 1, 2025 - December 31, 2025	256,909	19.74	256,909	64,040
Total	1,961,036	$17.36	1,961,036	$64,040

(1) Shares purchased are as of trade date.
(2) Average price paid per share is calculated on the trade date and excludes any excise tax that we accrue on our share repurchases as a result of the Inflation Reduction Act of 2022.
(3) In September 2025, we announced that our board of directors authorized the 2025 Share Repurchase Authorization to purchase up to $100.0 million of our common stock. The 2025 Share Repurchase Authorization does not have a fixed expiration date and does not obligate us to acquire any dollar amount or specific number of shares. Repurchases of our common stock under the 2025 Share Repurchase Authorization may be made from time to time on the open market (including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act), in privately negotiated transactions, or by other methods, at our discretion, and in accordance with applicable securities laws and other restrictions. As of December 31, 2025, we had $64.0 million available for repurchases of our common stock under the 2025 Share Repurchase Authorization.
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
Overview
Upwork Inc., through its complementary, wholly owned subsidiaries, connects businesses with global, AI-enabled talent across every on-demand work type, including freelance, agency, fractional, and payrolled. Our portfolio of platforms and other workforce solutions includes the Upwork Marketplace, the world’s human and AI-powered work marketplace that connects businesses with on-demand access to highly skilled independent talent worldwide, and Lifted, our wholly owned subsidiary that provides a purpose-built solution for enterprise organizations to source, contract, manage, and pay talent across the full spectrum of contingent work.
Our customers consist of both talent and clients. We define talent as those who deliver services through the Upwork Marketplace, Lifted, or other Upwork workforce solutions. We define clients as customers that seek and engage with talent through these platforms and other workforce solutions. Talent includes independent professionals and agencies of varying sizes, while clients range from small businesses and entrepreneurs to large enterprises, including Fortune 100 companies.
We measure economic activity across our portfolio of platforms and other workforce solutions using GSV. GSV represents the total dollar value transacted through all Upwork platforms and other workforce solutions, including client spend for talent services. GSV also includes other client and talent value-added services, such as AI-based solutions, purchases of Connects, payment processing, memberships, and currency services. With customers in over 180 countries, our platforms and other workforce solutions enabled $4.0 billion of GSV for the years ended December 31, 2025 and 2024, and $4.1 billion for the year ended December 31, 2023.
As a global business connecting clients and talent worldwide, our GSV is generated across a diverse set of geographies. In 2025, approximately 71% of GSV was generated from U.S. clients, compared to approximately 70% and 69% in 2024 and 2023, respectively, with no other country representing more than 10% of GSV in any such year. While our client base is concentrated in the United States, our talent base is more globally distributed. Approximately 25% of GSV in 2025 and 2024 and approximately 26% in 2023 was generated from U.S. talent, making the United States our largest talent geography in each of 2025, 2024, and 2023. India and the Philippines were our next largest talent geographies in all three years.
We operate our business as one operating and reportable segment. For additional information, see “Note 15—Segment Information” in the notes to our consolidated financial statements included elsewhere in this Annual Report.
Financial Highlights for 2025
Over the past several years, we have continued to execute on our strategic initiatives designed to drive sustainable growth and profitability and improve operational efficiency. These initiatives have centered around four key growth drivers: (i) enhancing monetization and the supply and demand characteristics of the Upwork Marketplace with new ads products and other offerings, enhancing existing offerings, and optimizing our Connects pricing model; (ii) expanding our Enterprise offerings through enhanced solutions and strategic partnerships that enable us to serve a broader range of client segments and deliver end-to-end contingent workforce solutions through Lifted; (iii) expanding our small and medium-sized business, which we refer to as SMB, offerings and support through tailored solutions such as Business Plus; and (iv) advancing our AI capabilities and AI-native experiences, including through Uma, our proprietary AI assistant, and other AI-driven features that enhance productivity for talent and clients across the Upwork Marketplace.
The execution of these initiatives delivered measurable financial benefits across our business and contributed to Marketplace take rate expansion and revenue growth for the year ended December 31, 2025.

Marketplace revenue increased to $682.9 million, or 3%, for the year ended December 31, 2025, as compared to $662.1 million in 2024. Marketplace take rate increased to 18.7% for the year ended December 31, 2025, as compared to 18.0% in 2024, reflecting the growing contributions from ads and monetization products.
Enterprise revenue decreased to $104.9 million, or 2% for the year ended December 31, 2025, as compared to $107.2 million in 2024, largely due to the fact that we paused our efforts to acquire new Enterprise clients as we prioritize the transition to the Lifted platform. Unless otherwise indicated, Enterprise results discussed herein include results of Ascen and Bubty following the date that each was acquired by Lifted.
During the year ended December 31, 2025, we generated net income of $115.4 million, compared to net income of $215.6 million in 2024. The decrease in net income was attributable to $140.3 million non-cash income tax benefit recognized in 2024 related to the release of a valuation allowance on certain deferred tax assets, which did not occur in 2025. Adjusted EBITDA increased to $225.6 million in 2025, from $167.6 million in 2024. The increase in Adjusted EBITDA is primarily due to cost-saving measures implemented in recent years, including reduced investments in brand marketing and vendor spend and workforce reductions.
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
Key Financial and Operational Metrics
The key financial and operational metrics that we monitor to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions were as follows as of or for the periods presented:

	As of or for the Year Ended December 31,
(In thousands, except GSV per active client and percentages)	2025	Change	2024	Change	2023	Change
GSV	$4,028,386	1%	$4,008,107	(3)%	$4,142,252	1%
Marketplace revenue	$682,883	3%	$662,108	13%	$586,099	13%
Marketplace take rate	18.7%	69 bps	18.0%	265 bps	15.4%	155 bps
Net income	$115,425	(46)%	$215,586	*	$46,887	152%
Adjusted EBITDA (1)	$225,556	35%	$167,593	129%	$73,134	*
Active clients	785	(6)%	832	(2)%	851	5%
GSV per active client	$5,129	7%	$4,815	(1)%	$4,867	(4)%
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
We believe these key financial and operational metrics are useful to evaluate period-over-period comparisons of our business and in understanding our operating results, and management uses these metrics to track our performance. We expect our key metrics may fluctuate between periods due to a number of factors, including changing macroeconomic conditions; the number of Sundays (i.e., the day we have the contractual right to bill and recognize revenue for the majority of our talent service fees each week) in any given period; the lapping of significant launches of new lines of business or products, pricing changes, and other monetization efforts; and ongoing efforts to improve processes on the Upwork Marketplace, including project proposals and purchases of Connects, among others. For a discussion of limitations in the measurement of our key financial and operational metrics, see “Risk Factors—We track certain performance metrics with internal tools and do not independently verify such metrics. Certain of our performance metrics may not accurately reflect certain details of our business, are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business” in Part I, Item 1A of this Annual Report.

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
Marketplace Revenue
Marketplace revenue represents the revenue derived from the Upwork Marketplace and is the primary driver of our business. We believe Marketplace revenue provides comparability to other online marketplaces. We generate Marketplace revenue from both talent and clients. Marketplace revenue is primarily generated from talent service fees paid by talent as a percentage of the total amount talent charges clients for services accessed on the Upwork Marketplace and client marketplace fees. We also generate Marketplace revenue through ads and monetization products, including purchases of Connects, talent memberships, and other services, such as foreign currency exchange when clients choose to pay in currencies other than the U.S. dollar. Additionally, we earn interest on funds held on behalf of customers, which is included in Marketplace revenue.
Marketplace Take Rate
Marketplace take rate measures the correlation between Marketplace revenue and Marketplace GSV and is calculated by dividing Marketplace revenue by Marketplace GSV. We define Marketplace GSV as GSV derived from the Upwork Marketplace. Marketplace take rate is an important metric because it is the key indicator of how well we monetize spend on the Upwork Marketplace.
Active Clients and GSV per Active Client
We define an active client as a client that has had spend activity on any Upwork platform or other workforce solution during the 12 months preceding the date of measurement. GSV per active client is calculated by dividing total GSV during the four quarters ended on the date of measurement by the number of active clients on the date of measurement. We believe that the number of active clients and GSV per active client are indicators of the growth and overall health of our business. The number of active clients is a driver of GSV and, in turn, revenue generated across our platforms and workforce solutions.
Components of Our Results of Operations
Revenue
Marketplace Revenue. Marketplace revenue represents the revenue derived from the Upwork Marketplace and is primarily generated from talent service fees and client marketplace fees. Effective May 2025, we introduced a variable pricing structure for talent service fees for new contracts. Under this variable pricing structure, talent on the Upwork Marketplace are charged a fixed fee for each contract ranging from 0% to 15% of their earnings, depending on platform-specific supply and demand factors, such as project type, job availability, and client demand. The applicable fee is disclosed at contract inception and remains fixed for the duration of the contract. For contracts formed prior to May 2025, we maintain a flat talent service fee of 10% for talent working with clients on the Upwork Marketplace.
Revenue for a majority of talent service fees on the Upwork Marketplace is recognized on the Sunday of each week, as this is the day we have the contractual right to bill talent for the service fees. We charge a client marketplace fee of 5% on each transaction—or 3% if paid via ACH for eligible clients. We also offer a Business Plus plan that includes premium features targeted at larger customers, which is subject to a client marketplace fee of 10% on each transaction—or 8% if paid via ACH for eligible clients.
We also generate Marketplace revenue through ads and monetization products, talent memberships, and other services, such as foreign currency exchange when clients choose to pay in currencies other than the U.S. dollar. Additionally, we earn interest on funds held on behalf of customers.

Enterprise Revenue. Enterprise offers two primary lines of service—Enterprise Solutions and Managed Services.
Our Enterprise Solutions offerings includes access to additional product features, premium access to top talent, professional services, custom reporting, and flexible payment terms. Revenue from our Enterprise Solutions offerings includes all client fees, subscriptions, and talent service fees. For our Enterprise Solutions offerings, we charge clients a monthly or annual subscription fee and a service fee calculated as a percentage of the client’s spend on talent services, in addition to a 10% service fee paid by talent. Additionally, clients of our Enterprise Solutions offerings can subscribe to a compliance service that includes worker classification services for an additional fee and may also choose to use the Upwork Marketplace to engage talent that were not originally sourced through the Upwork Marketplace for a lower fee percentage.
Through our Managed Services offering, we are responsible for providing services and engaging talent directly or as employees of Ascen and its subsidiaries or third-party staffing providers to perform services for clients on our behalf. The talent providing services in connection with our Managed Services offering include independent talent and agencies of varying sizes. Under U.S. GAAP, we are deemed to be the principal in these Managed Services arrangements and therefore recognize the entire GSV of Managed Services projects as Managed Services revenue, as compared to recognizing only the percentage of the client spend that we receive, as we do with our Marketplace and Enterprise Solutions offerings.
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
General and Administrative. General and administrative expense consists primarily of personnel-related costs for our executive, finance, legal, human resources, and operations functions, outside consulting, legal, and accounting services, and insurance.
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
Income Tax (Provision) Benefit
We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax effects of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the periods in which those amounts are realized or settled. We establish a valuation allowance to reduce deferred tax assets when it is more likely than not that such assets will not be realized based on future taxable income or available tax planning strategies.
The calculation of income tax liabilities requires judgment in the application of complex tax laws and regulations. We evaluate uncertain tax positions in accordance with applicable guidance, which prescribes a two-step process for recognition and measurement. First, we determine whether it is more likely than not that a tax position will be sustained upon examination based on its technical merits. Second, for positions that meet the recognition threshold, we measure the tax benefit as the largest amount that is more likely than not to be realized upon settlement. Liabilities for unrecognized tax benefits are recorded for positions that do not meet the recognition threshold or are not measured at the full amount claimed. Interest and penalties related to unrecognized tax benefits are recorded as income tax expense.

Results of Operations
The following table sets forth our consolidated results of operations for the years ended December 31, 2025, 2024, and 2023:

(In thousands)	2025	2024	2023
Revenue:
Marketplace	$682,883	$662,108	$586,099
Enterprise	104,901	107,217	103,037
Total revenue	787,784	769,325	689,136
Cost of revenue (1)	174,752	174,094	170,450
Gross profit	613,032	595,231	518,686
Operating expenses
Research and development (1)	185,544	209,283	177,363
Sales and marketing (1)	143,412	185,211	220,681
General and administrative (1)	146,629	128,803	118,925
Provision for transaction losses	8,140	6,728	12,977
Total operating expenses	483,725	530,025	529,946
Income (loss) from operations	129,307	65,206	(11,260)
Other income, net	23,869	25,221	60,137
Income before income taxes	153,176	90,427	48,877
Income tax (provision) benefit	(37,751)	125,159	(1,990)
Net income	$115,425	$215,586	$46,887

(1) Includes stock-based compensation expense as follows:

Cost of revenue	$760	$1,586	$1,900
Research and development	23,023	29,923	28,006
Sales and marketing	6,347	11,670	14,030
General and administrative	35,260	25,212	30,259
Total	$65,390	$68,391	$74,195
A discussion regarding our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operation” included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 13, 2025.
Comparison of the Years Ended December 31, 2025 and 2024
Revenue

	Year Ended December 31,		Change
(In thousands, except percentages)	2025	2024	$	%
Marketplace	$682,883	$662,108	20,775	3%
Percentage of total revenue	87%	86%
Enterprise	$104,901	$107,217	(2,316)	(2)%
Percentage of total revenue	13%	14%
Total revenue	$787,784	$769,325	$18,459	2%
During the year ended December 31, 2025, GSV increased 1% compared to 2024. The increase in GSV was primarily driven by the expansion of Lifted and customer experience improvements.
The number of active clients decreased 6% as of December 31, 2025, compared to December 31, 2024, driven by slower growth in acquisition of new clients as well as lower retention of existing clients. By contrast, GSV per active client increased by 7% as of December 31, 2025, compared to December 31, 2024, reflecting increased client engagement.
For the year ended December 31, 2025, total revenue was $787.8 million, increasing 2% compared to 2024.
Marketplace revenue increased by $20.8 million, or 3%, compared to 2024, primarily due to higher revenue from ads and monetization products, client marketplace fees, and payment services, which were partially offset by a decrease in talent service fees resulting from our 2023 transition from a tiered service fee structure to a flat fee model.
Enterprise revenue decreased by $2.3 million, or 2%, compared to 2024, largely due to reduced efforts to acquire new customers as we prioritized the integration and transition of Enterprise clients to the Lifted platform, as well as lower revenue from our Managed Services offering as a result of a reduction in client spend. During 2025, we focused on supporting existing Enterprise clients while continuing to invest in the development of Lifted, which drove improvements in year-over-year spend per active Enterprise client. Investment in the expansion of Lifted is expected to support growth in Enterprise revenue in 2026, subject to market conditions and execution.
Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
(In thousands, except percentages)	2025	2024	$	%
Cost of revenue	$174,752	$174,094	$658	—%
Total gross margin	78%	77%
For the year ended December 31, 2025, cost of revenue increased slightly compared to 2024, primarily due to a $3.8 million increase in amortization expense related to internal-use software and platform development and a $2.9 million increase in cost to deliver our Managed Services offering, largely driven by contract termination costs resulting from a reduction in work volume under a client contract. These increases were partially offset by reductions of $3.6 million in data center and customer support costs and $2.4 million in costs associated with our internal service delivery resources, reflecting hosting optimization efforts and workforce reductions.
We expect cost of revenue to increase in 2026 as compared to 2025, largely driven by the impact of the expansion of Lifted. We expect gross margin to remain consistent in 2026 compared to 2025.
Research and Development

	Year Ended December 31,		Change
(In thousands, except percentages)	2025	2024	$	%
Research and development	$185,544	$209,283	$(23,739)	(11)%
Percentage of total revenue	24%	27%
For the year ended December 31, 2025, research and development expense decreased by $23.7 million, or 11%, compared to 2024. This decrease was primarily driven by reductions in personnel-related costs of $22.1 million, reflecting workforce reductions and other cost-saving measures implemented in 2024. In addition, we capitalized $7.3 million of incremental internal-use software and platform development costs in 2025. These decreases were partially offset by an increase in amortization of intangible assets of $6.3 million.
Sales and Marketing

	Year Ended December 31,		Change
(In thousands, except percentages)	2025	2024	$	%
Sales and marketing	$143,412	$185,211	$(41,799)	(23)%
Percentage of total revenue	18%	24%
For the year ended December 31, 2025, sales and marketing expense decreased by $41.8 million, or 23%, compared to 2024. This decrease was primarily driven by cost-optimization efforts implemented in 2024, including the realignment and streamlining of our sales and marketing workforce. As a result, personnel-related costs decreased by $30.8 million and marketing and advertising expense decreased by $7.6 million.

General and Administrative

	Year Ended December 31,		Change
(In thousands, except percentages)	2025	2024	$	%
General and administrative	$146,629	$128,803	$17,826	14%
Percentage of total revenue	19%	17%
For the year ended December 31, 2025, general and administrative expense increased by $17.8 million, or 14%, compared to 2024. This increase was primarily driven by higher personnel-related costs of $12.5 million and increased spending on contractors and outside consultants of $4.9 million.
Provision for Transaction Losses

	Year Ended December 31,		Change
(In thousands, except percentages)	2025	2024	$	%
Provision for transaction losses	$8,140	$6,728	$1,412	21%
Percentage of total revenue	1%	1%
For the year ended December 31, 2025, provision for transaction losses increased by $1.4 million, or 21%, compared to 2024. Provision for transaction losses in 2024 was lower than in 2025 primarily due to better than expected collections during that year.
Other Income, Net

	Year Ended December 31,		Change
(In thousands, except percentages)	2025	2024	$	%
Other income, net	$23,869	$25,221	$(1,352)	(5)%
For the year ended December 31, 2025, other income, net decreased by $1.4 million, compared to 2024. The decrease was primarily due to lower unrealized foreign currency gains due to reduced exposure and lower interest income on cash and investment balances.
Income Tax (Provision) Benefit

	Year Ended December 31,		Change
(In thousands, except percentages)	2025	2024	$	%
Income tax (provision) benefit	$(37,751)	$125,159	$(162,910)	(130)%
Effective tax rate	24.6%	(138.4)%
For the year ended December 31, 2025, we recorded income tax expense of $37.8 million, reflecting, in part, the establishment of a valuation allowance related to certain state deferred tax assets in the fourth quarter of 2025, as compared to an income tax benefit of $125.2 million for the year ended December 31, 2024, which primarily reflected the release of a $140.3 million valuation allowance related to U.S. federal and state deferred tax assets.
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

The following table presents a reconciliation of net income, the most directly comparable financial measure prepared in accordance with U.S. GAAP, to adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Net income	$115,425	$215,586	$46,887
Add back (deduct):
Stock-based compensation expense	65,390	68,391	74,195
Depreciation and amortization	25,710	14,813	9,449
Other income, net (1)	(23,869)	(25,221)	(60,137)
Income tax (benefit) provision (2)	37,751	(125,159)	1,990
Other (3)(4)(5)	5,149	19,183	750
Adjusted EBITDA	$225,556	$167,593	$73,134
(1)During the year ended December 31, 2023, we recognized a gain of $38.9 million on early extinguishment of debt, which is included in “Other income, net” in the consolidated statement of operations and comprehensive income. See “Note 10—Debt” of the notes to our consolidated financial statements included elsewhere in this Annual Report for additional information regarding the Notes.
(2)During the year ended December 31, 2024, we recognized a non-cash tax benefit of $140.3 million from the release of a valuation allowance on certain deferred tax assets, partially offset by approximately $15.0 million of tax expense. See “Note 14—Income Taxes” of the notes to our consolidated financial statements included elsewhere in this Annual Report for additional information.
(3)During the year ended December 31, 2024, we incurred $19.2 million in costs related to the execution of the Restructuring Plan. Of this amount, $18.4 million is included in Other, while the remaining amount is allocated between Stock-based compensation expense and Other income, net.
(4)During each of the years ended December 31, 2025, 2024, and 2023, we incurred $0.8 million of expense related to the warrant to purchase 500,000 shares of our common stock at an exercise price of $0.01 per share issued to the Tides Foundation in 2018.
(5)During the year ended December 31, 2025, we incurred acquisition-related costs of $4.4 million, in connection with business combinations. These costs primarily consist of legal, accounting, and other professional fees, and are recorded in general and administrative expenses in the consolidated statements of operations and comprehensive income. Beginning in the second quarter of 2025, we included acquisition-related costs as an add-back to net income in the reconciliation to adjusted EBITDA. Acquisition-related costs incurred in prior periods were deemed immaterial and therefore not included as an add-back to adjusted EBITDA.
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
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents and marketable securities. Our cash equivalents and marketable securities primarily consist of money market funds, commercial paper, treasury bills, corporate bonds, U.S. and foreign government securities, asset-backed securities, and other types of fixed income securities. The primary objective of our investment activities from our operating investments is to preserve principal while maximizing income without significantly increasing risk. Since our inception, our business has consisted of the operation of an online work marketplace that connects businesses with independent talent from across the globe, and the provision of additional contingent workforce solutions through Lifted and its subsidiaries. We do not make investments for trading or speculative purposes. As of December 31, 2025 and 2024, we had $294.4 million and $305.8 million in cash and cash equivalents, respectively. As of December 31, 2025 and 2024, we had $378.4 million and $316.3 million in marketable securities, respectively.
We believe our existing cash and cash equivalents, marketable securities, and cash flow from operations will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital requirements and capital expenditure requirements. Further, as of December 31, 2025, the Notes were classified as current liabilities since their August 15, 2026 maturity date falls within 12 months of the balance sheet date, December 31, 2025. We continue to monitor conditions in the debt market and our overall liquidity position to support our capital needs and strategic objectives. As part of this ongoing assessment, we are evaluating refinancing options and other alternatives in advance of upcoming debt maturities.

In the long term, our ability to support our working capital and capital expenditure requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, the timing and extent of spending to support research and development efforts, investments to support and scale our Enterprise offerings, including integration costs associated with recent acquisitions, the expansion of sales and marketing activities, the cost to host our platforms and other workforce solutions, the introduction of new lines of business, offerings, and services, the continuing market adoption of our offerings, any acquisitions or investments that we make in complementary businesses, products, and technologies, macroeconomic conditions, any repurchases of shares of our outstanding common stock or the Notes, and our ability to obtain equity or debt financing.
To the extent existing cash and cash equivalents, cash from marketable securities, and cash from operations are insufficient to fund our working capital and capital expenditure requirements, or should we require additional cash for other purposes, we will need to raise additional funds. In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements as we did with the offering of the Notes. If we raise additional funds by issuing equity or equity-linked securities, the ownership and economic interests of our existing stockholders will be diluted. If we raise additional financing by incurring additional indebtedness, we will be subject to additional debt service requirements and could also be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could also be unfavorable to our equity investors. There can be no assurances that we will be able to raise additional capital on terms we deem acceptable, or at all. The inability to raise additional capital as and when required would have an adverse effect, which could be material, on our results of operations, financial condition, and ability to achieve our business objectives.
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
Notes
Assuming the outstanding Notes are not converted into our common stock, repurchased, or redeemed prior to maturity on August 15, 2026, (i) annual interest expense relating to the Notes will be $1.8 million for fiscal year 2026 and (ii) principal in the amount of $361.0 million will be payable upon maturity. For additional information about our Notes, see the section below titled “—Convertible Senior Notes Due 2026 and Capped Calls.”
Future Purchase Commitments for Cloud Infrastructure
In July 2024, we commenced a non-cancellable agreement for cloud infrastructure and other services that contains future purchase commitments of $40.0 million over two years, with $20.0 million in each year. As of December 31, 2025, we had remaining purchase commitments under this agreement of $13.5 million.
Operating Leases for Office Space
As of December 31, 2025, our future lease commitments were $14.0 million (excluding adjustments for discount to present value), including $3.0 million for 2026.
Share Repurchase Program
In October 2024, our board of directors authorized the repurchase of up to $100.0 million of shares of our outstanding common stock under the 2024 Share Repurchase Authorization. In September 2025, our board of directors authorized the repurchase of up to $100.0 million of shares of our outstanding common stock under the 2025 Share Repurchase Authorization.
During the year ended December 31, 2025, we repurchased and subsequently retired 9.3 million shares of our common stock for an aggregate amount of $136.0 million at an average price of $14.61 per share, including fees associated with the repurchases and excluding excise tax, under the Share Repurchase Authorizations. The 2024 Share Repurchase Authorization was fully utilized as of December 31, 2025. As of December 31, 2025, we had $64.0 million available for repurchases under the 2025 Share Repurchase Authorization.
Repurchases of our common stock under the 2025 Share Repurchase Authorization may be made from time to time on the open market (including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act), in privately negotiated transactions, or by other methods, at our discretion, and in accordance with applicable securities laws and other restrictions. The 2025 Share Repurchase Authorization does not have an expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason. The 2025 Share Repurchase Authorization does not obligate us to repurchase any dollar amount or number of shares, and the timing and amount of any repurchases will depend on market and business conditions.
Escrow Funding Requirements
As a licensed internet escrow agent, we offer escrow services to customers and, as such, we are required to hold our customers’ escrowed cash and in-transit cash in trust as an asset and record a corresponding liability for escrow funds held on behalf of talent and clients on our balance sheet. We expect the balances of our funds held in escrow, including funds held in transit, and the related liability to fluctuate based on marketplace activity, and it may vary from period to period. Escrow regulations require us to cover the trust with our operating cash in the event of shortages due to the timing of cash receipts from clients for completed hourly billings. Talent submit their billings for hourly contracts to their clients on a weekly basis every Sunday, and the aggregate amount of such billings is added to escrow funds payable to talent on the same day. As of each Sunday of each week, we have not yet collected funds for hourly billings from clients as these funds are in transit. Therefore, in order to satisfy escrow funding requirements, every Sunday we match the shortage of cash in trust by restricting our own operating cash and typically collect this cash shortage from clients within the next several days. As of December 31, 2025 and 2024, funds held in escrow, including funds in transit, were $180.8 million and $195.7 million, respectively. We deposit a portion of funds held in escrow in interest-bearing checking accounts.
Convertible Senior Notes Due 2026 and Capped Calls
As of December 31, 2025, $361.0 million aggregate principal amount of the Notes remained outstanding.
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
Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
Net cash provided by operating activities	$248,259	$153,563	$52,708
Net cash (used in) provided by investing activities	(136,939)	137,568	88,270
Net cash used in financing activities	(138,005)	(81,956)	(139,791)
Net change in cash, cash equivalents, and restricted cash (1)	$(26,685)	$209,175	$1,187
(1) Includes decreases in funds held in escrow, including funds in transit, of $15.0 million and $16.7 million during the years ended December 31, 2025 and 2024, respectively, and an increase in funds held in escrow, including funds in transit, of $50.9 million during the year ended December 31, 2023.

Operating Activities
Our largest source of cash from operating activities is Marketplace revenue. Our primary uses of cash from operating activities are for personnel-related expenditures, payment processing fees, amounts paid to talent to deliver services for clients under our Managed Services offering, and third-party hosting costs.
Net cash provided by operating activities during 2025 was $248.3 million, which resulted from net income of $115.4 million, non-cash charges of $111.4 million, and net cash inflows of $21.4 million from changes in operating assets and liabilities.
Net cash provided by operating activities during 2024 was $153.6 million, which resulted from net income of $215.6 million offset by non-cash charges of $47.0 million and net cash outflows of $15.0 million from changes in operating assets and liabilities.
Net cash provided by operating activities during 2023 was $52.7 million, which resulted from net income of $46.9 million and non-cash charges of $45.1 million, offset by net cash outflows of $39.2 million from changes in operating assets and liabilities.

Investing Activities
Net cash used in investing activities during 2025 was $136.9 million, which was primarily a result of investing $485.2 million in various marketable securities, $58.4 million cash paid for the acquisitions of Bubty and Ascen, $19.3 million of internal-use software and platform development costs, and $5.8 million paid for purchases of property and equipment. These outflows were partially offset by $420.4 million in proceeds from maturities of marketable securities and $11.3 million in proceeds from the sale of marketable securities.
Net cash provided by investing activities during 2024 was $137.6 million, which was primarily a result of proceeds from maturities of marketable securities of $486.9 million and proceeds from the sale of marketable securities of $41.8 million, partially offset by investing $362.3 million in various marketable securities, $14.3 million cash paid, net of cash acquired, for the acquisition of Objective AI, Inc., $10.9 million of internal-use software and platform development costs paid during the period, and $3.5 million paid for purchases of property and equipment.
Net cash provided by investing activities during 2023 was $88.3 million, which was primarily a result of proceeds from maturities of marketable securities of $648.8 million and proceeds from the sale of marketable securities of $165.0 million, including $143.7 million to enable the repurchase of a portion of the Notes, partially offset by investing $709.2 million in various marketable securities, as well as $12.7 million of internal-use software and platform development costs paid during the period, and $3.0 million for the purchase of an intangible asset.
Financing Activities
Net cash used in financing activities during 2025 was $138.0 million, which was driven by $136.0 million cash paid for share repurchases under the Share Repurchase Authorizations and a decrease in escrow funds payable of $6.7 million. These outflows were partially offset by proceeds received from our 2018 Employee Stock Purchase Plan, which we refer to as the 2018 ESPP, of $3.9 million and cash received from stock option exercises of $0.8 million.
Net cash used in financing activities during 2024 was $82.0 million, which was driven by $100.0 million cash paid for repurchases under the 2023 Share Repurchase Authorization, partially offset by an increase in escrow funds payable of $10.0 million, proceeds received from the 2018 ESPP of $4.8 million, and cash received from stock option exercises of $3.3 million.
Net cash used in financing activities during 2023 was $139.8 million, which was driven by $171.3 million that we paid to consummate the repurchase of a portion of the Notes, including related fees to effect the repurchases, partially offset by an increase in escrow funds payable of $25.4 million, proceeds received from the 2018 ESPP of $4.1 million, and cash received from stock option exercises of $2.0 million.
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
Revenue Recognition
We generate revenue from talent and clients through our platforms and other workforce solutions. We account for revenue in accordance with Topic 606. Revenue is recognized upon transfer of control of promised services to customers in an amount that reflects the consideration we expect to receive in exchange for those services.
Determining the method and amount of revenue to recognize requires management to make judgments and estimates. Judgments include determining whether to present revenue gross, as a principal, or net, as an agent, which is based on an evaluation of whether we control the service prior to it being transferred to the client.
We recognize deferred revenue as the related performance obligations are satisfied, on a ratable basis over the relevant service period. Management applies judgment in assessing the continued appropriateness for the estimates, which include assessing the continued appropriateness of the methodology and relevant data inputs to estimate the likelihood and the period of time over which to defer and recognize the consideration allocated to the material rights. We utilize historical customer transaction data in developing these estimates. We recognize revenue related to the material rights based on our estimate of when the material rights are exercised, and adjust revenue for changes in estimates in the period of change on a cumulative catch-up basis.

Stock-Based Compensation
We measure and recognize compensation expense for all stock-based awards granted to employees and non-employee service providers, including stock options, restricted stock units, which we refer to as RSUs, performance stock units, which we refer to as PSUs, and purchase rights granted under the 2018 ESPP based on the estimated fair value of the award on the grant date.
We calculate the estimated fair value of stock options and purchase rights granted under the 2018 ESPP on the date of grant using the Black-Scholes option pricing model, which is impacted by the fair value of our common stock, as well as changes in assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected dividend yield, the expected term of the awards, the offering period for purchase rights granted under the 2018 ESPP, the risk-free interest rates, and the expected common stock price volatility over the term of the option awards.
We use the quoted market price of our common stock as reported on The Nasdaq Global Select Market for the fair value of RSUs, stock options, and purchase rights under the 2018 ESPP. The grant date fair value of PSUs is measured in a manner similar to RSUs for awards that vest based on service and performance conditions or using a Monte Carlo model for awards that vest based on service and market conditions.
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
For PSUs that vest based on service and performance conditions, we recognize the grant date fair value as stock-based compensation expense ratably over the vesting period based on the number of awards expected to ultimately vest. For PSUs that vest based on service and market conditions, we recognize the grant date fair value as stock-based compensation expense ratably over the requisite service period based on the number of awards expected to ultimately vest.

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
A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The assessment of the need for a valuation allowance involves significant judgment and requires consideration of various factors, including historical levels of pre-tax income or loss adjusted for permanent book-tax differences on a jurisdictional basis, the timing and magnitude of future reversals of existing temporary differences, and projections of future taxable income. The assessment of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis, as the realizability of deferred tax assets may vary based on jurisdiction-specific factors. A valuation allowance is reduced or removed when, based on a comprehensive evaluation of all available evidence, it becomes more likely than not that the deferred tax assets will be realized. Key factors in determining the removal of a valuation allowance include sustained profitability, changes in business operations that increase taxable income, or significant new sources of taxable income, such as new contracts or operational expansions.
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

Interest Rate Risk
Borrowings under the Notes have a fixed interest rate. As of each of December 31, 2025 and 2024, we had $361.0 million aggregate principal amount of borrowings outstanding under the Notes.
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
Foreign Currency Risk
Our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. In addition to the U.S. dollar, we offer clients the option to settle invoices denominated in the U.S. dollar in the following currencies: Euro, British Pound, Australian dollar, Canadian dollar, Singapore dollar, South African rand, New Zealand dollar, Polish zloty, Swiss franc, Norwegian krone, Danish krone, Swedish krona, Turkish lira, Japanese yen, and Hong Kong dollar. When clients make payments in one of these currencies, we are exposed to foreign currency risk during the period between when payment is made and when the payment amounts settle. To mitigate this risk, we may enter into forward contracts or secure foreign currency exchange rates for certain durations with financial institutions. As such, the impact of foreign currency exchange rate fluctuations to our operating results has been immaterial to date.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Upwork Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Upwork Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Talent Service Fee and Client Marketplace Fee

As described in Note 2 to the consolidated financial statements, the Company earns fees from talent and clients under its marketplace offerings, which represent a single promise to provide continuous access to the Company’s work marketplace and site services. The Company’s single promise is comprised of a series of distinct service periods. The Company allocates consideration to each distinct service period in which it has the contractual right to bill. The Company’s marketplace offerings may include fixed and variable consideration. For the year ended December 31, 2025, the Company’s consolidated revenue was $787.8 million, of which a majority relates to talent service fee and client marketplace fee revenue.

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
February 12, 2026
We have served as the Company’s auditor since 2016.

UPWORK INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2025 and 2024

(In thousands, except share and per share data)	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$294,356	$305,757
Marketable securities	378,425	316,344
Funds held in escrow, including funds in transit	180,752	195,736
Trade and client receivables – net of allowance of $5,919 and $4,646 as of December 31, 2025 and 2024, respectively	76,236	75,490
Prepaid expenses and other current assets	21,064	17,727
Total current assets	950,833	911,054
Property and equipment, net	44,421	30,056
Goodwill	149,192	121,064
Intangible assets, net	37,161	12,989
Operating lease asset	5,011	5,752
Deferred tax asset	111,495	128,779
Other assets, noncurrent	1,467	1,919
Total assets	$1,299,580	$1,211,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,858	$6,128
Escrow funds payable	180,752	195,736
Debt, current	359,770	—
Accrued expenses and other current liabilities	94,023	59,300
Deferred revenue	7,765	7,269
Total current liabilities	650,168	268,433
Debt, noncurrent	—	357,928
Operating lease liability, noncurrent	9,707	9,567
Other liabilities, noncurrent	9,390	308
Total liabilities	669,265	636,236
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value; 490,000,000 shares authorized as of December 31, 2025 and 2024; 130,545,236 and 135,348,453 shares issued and outstanding as of December 31, 2025 and 2024, respectively	13	14
Additional paid-in capital	592,599	653,575
Accumulated and other comprehensive income	754	264
Retained earnings (accumulated deficit)	36,949	(78,476)
Total stockholders’ equity	630,315	575,377
Total liabilities and stockholders’ equity	$1,299,580	$1,211,613
The accompanying notes are an integral part of these consolidated financial statements.

UPWORK INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2025, 2024, and 2023

(In thousands, except per share data)	2025	2024	2023
Revenue	$787,784	$769,325	$689,136
Cost of revenue	174,752	174,094	170,450
Gross profit	613,032	595,231	518,686
Operating expenses
Research and development	185,544	209,283	177,363
Sales and marketing	143,412	185,211	220,681
General and administrative	146,629	128,803	118,925
Provision for transaction losses	8,140	6,728	12,977
Total operating expenses	483,725	530,025	529,946
Income (loss) from operations	129,307	65,206	(11,260)
Other income, net	23,869	25,221	60,137
Income before income taxes	153,176	90,427	48,877
Income tax (provision) benefit	(37,751)	125,159	(1,990)
Net income	$115,425	$215,586	$46,887

Net income per share:
Basic	$0.87	$1.61	$0.35
Diluted	$0.84	$1.52	$0.06

Weighted-average shares used to compute net income per share, basic and diluted
Basic	132,485	133,621	134,774
Diluted	140,660	143,152	137,263

Other comprehensive income, net of tax:
Net unrealized holding gain on marketable securities, net	$490	$59	$3,290
Total comprehensive income	$115,915	$215,645	$50,177
The accompanying notes are an integral part of these consolidated financial statements.

UPWORK INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2025, 2024, and 2023

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
(In thousands, except share amounts)	Shares	Amount
Balances as of December 31, 2022	132,368,265	$13	$592,900	$(3,085)	$(340,949)	$248,879
Issuance of common stock upon exercise of stock options and common stock warrants	640,687	—	2,012	—	—	2,012
Stock-based compensation expense	—	—	75,175	—	—	75,175
Issuance of common stock for settlement of RSUs	3,665,021	1	—	—	—	1
Tides Foundation common stock warrant expense	—	—	750	—	—	750
Issuance of common stock in connection with employee stock purchase plan	598,781	—	4,081	—	—	4,081
Unrealized gain on marketable securities	—	—	—	3,290	—	3,290
Net income	—	—	—	—	46,887	46,887
Balances as of December 31, 2023	137,272,754	$14	$674,918	$205	$(294,062)	$381,075
Issuance of common stock upon exercise of stock options and common stock warrants	934,966	—	3,293	—	—	3,293
Stock-based compensation expense	—	—	70,095	—	—	70,095
Issuance of common stock for settlement of RSUs	4,559,933	1	—	—	—	1
Tides Foundation common stock warrant expense	—	—	750	—	—	750
Issuance of common stock in connection with employee stock purchase plan	657,526	—	4,795	—	—	4,795
Repurchase of common stock, including excise tax	(8,076,726)	(1)	(100,276)	—	—	(100,277)
Unrealized gain on marketable securities	—	—	—	59	—	59
Net income	—	—	—	—	215,586	215,586
Balances as of December 31, 2024	135,348,453	$14	$653,575	$264	$(78,476)	$575,377
Issuance of common stock upon exercise of stock options and common stock warrants	264,931	—	750	—	—	750
Stock-based compensation expense	—	—	70,160	—	—	70,160
Issuance of common stock for settlement of RSUs	3,826,502	—	—	—	—	—
Tides Foundation common stock warrant expense	—	—	750	—	—	750
Issuance of common stock in connection with employee stock purchase plan	412,658	—	3,935	—	—	3,935
Repurchase of common stock, including excise tax	(9,307,308)	(1)	(136,571)	—	—	(136,572)
Unrealized gain on marketable securities	—	—	—	490	—	490
Net income	—	—	—	—	115,425	115,425
Balances as of December 31, 2025	130,545,236	$13	$592,599	$754	$36,949	$630,315
The accompanying notes are an integral part of these consolidated financial statements.

UPWORK INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2025, 2024, and 2023

(In thousands)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$115,425	$215,586	$46,887
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for transaction losses	6,706	5,505	8,673
Depreciation and amortization	25,710	14,813	9,449
Amortization of debt issuance costs	1,842	1,842	2,098
Accretion of discount on purchases of marketable securities, net	(8,198)	(11,911)	(14,430)
Amortization of operating lease asset	741	2,837	3,269
Tides Foundation common stock warrant expense	750	750	750
Stock-based compensation expense	65,390	68,391	74,195
Deferred taxes	18,493	(129,258)	—
Gain on early extinguishment of convertible senior notes	—	—	(38,945)
Changes in operating assets and liabilities:
Trade and client receivables	(3,284)	(4,802)	(22,176)
Prepaid expenses and other assets	(2,570)	(656)	146
Operating lease liability	188	(4,351)	(5,903)
Accounts payable	(1,160)	969	(2,513)
Accrued expenses and other liabilities	27,737	4,730	5,746
Deferred revenue	489	(10,882)	(14,538)
Net cash provided by operating activities	248,259	153,563	52,708
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(485,178)	(362,322)	(709,214)
Proceeds from maturities of marketable securities	420,436	486,892	648,800
Proceeds from sale of marketable securities	11,348	41,775	165,035
Purchase of an intangible asset	—	—	(3,000)
Acquisition of business, net of cash acquired	(58,406)	(14,333)	—
Purchases of property and equipment	(5,790)	(3,528)	(692)
Internal-use software and platform development costs	(19,349)	(10,916)	(12,659)
Net cash (used in) provided by investing activities	(136,939)	137,568	88,270
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in escrow funds payable, net	(6,731)	9,956	25,443
Proceeds from exercises of stock options and common stock warrant	750	3,293	2,012
Proceeds from employee stock purchase plan	3,935	4,795	4,081
Net cash paid for early extinguishment of convertible senior notes	—	—	(171,327)
Repurchase of common stock	(135,959)	(100,000)	—
Net cash used in financing activities	(138,005)	(81,956)	(139,791)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(26,685)	209,175	1,187
Cash, cash equivalents, and restricted cash—beginning of period	505,593	296,418	295,231
Cash, cash equivalents, and restricted cash—end of period	$478,908	$505,593	$296,418
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$13,529	$4,590	$1,984
Cash paid for interest	$1,227	$920	$1,321
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Right-of-use asset recognized	$—	$4,436	$—
Property and equipment purchased but not yet paid	$—	$26	$27
Internal-use software and platform development costs incurred but not yet paid	$1,103	$400	$215
The accompanying notes are an integral part of these consolidated financial statements.

UPWORK INC.
Notes to Consolidated Financial Statements
Note 1—Organization and Description of Business
Upwork Inc., which is referred to as the Company or Upwork, through its complementary, wholly owned subsidiaries, connects businesses with global, AI-enabled talent across every on-demand work type, including freelance, agency, fractional, and payrolled. The Company’s portfolio of platforms and other workforce solutions includes the Upwork Marketplace, the world’s human and AI-powered work marketplace that connects businesses with on-demand access to highly skilled independent talent worldwide, and Lifted, the Company’s wholly owned subsidiary that provides a purpose-built solution for enterprise organizations to source, contract, manage, and pay talent across the full spectrum of contingent work.
The Company’s customers consist of both talent and clients, where talent includes independent professionals and agencies of varying sizes that deliver services through the Upwork Marketplace, Lifted, or other Company workforce solutions, and clients range from small businesses and entrepreneurs to large enterprises that seek and engage with talent through these platforms and other workforce solutions.
Upwork Inc. is incorporated in the state of Delaware and is headquartered in Palo Alto, California.
Unless otherwise expressly stated or the context otherwise requires, the terms “Upwork” and the “Company” in these notes to the consolidated financial statements refer to Upwork Inc. and its wholly owned subsidiaries.
Note 2—Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, which is referred to as U.S. GAAP, and include the accounts of Upwork Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Prior period presentation has been revised to conform to the current period presentation as of December 31, 2025.
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
Restricted Cash
As of December 31, 2025 and 2024, the Company maintained restricted cash of $3.8 million and $4.1 million, respectively, related to cash reserve requirements under the escrow laws and regulations of the California Department of Financial Protection and Innovation and collateral for letters of credit issued in conjunction with operating leases. Short-term restricted cash included in prepaid expenses and other current assets was $3.6 million as of December 31, 2025 and 2024, and long-term restricted cash included in other assets, noncurrent was $0.3 million and $0.6 million as of December 31, 2025 and 2024, respectively.

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

Funds Held in Escrow, Including Funds in Transit
The Company maintains its customers’ funds held in escrow in demand or interest-bearing checking accounts at U.S. financial institutions, as well as three California licensed money transmitters. The balance in these accounts was in excess of federally insured limits as of December 31, 2025 and 2024. Customers’ funds held in escrow are denominated exclusively in U.S. dollars.
The Company is a licensed internet escrow agent, as such, is required to hold its customers’ escrowed funds and escrow funds in-transit in trust as an asset and record a corresponding liability for escrow funds payable on its consolidated balance sheets. Accordingly, funds held in escrow, including funds in transit, are classified as restricted cash. The balances of funds held in escrow, including funds in transit, and the related liabilities fluctuate based on customer activity and may vary from period to period.
Escrow funds in-transit arise due to the time it takes to clear transactions through external payment networks. When clients fund their escrow account using credit cards, there is a clearing period before the cash is received and settled. Accordingly, the funds are treated as escrow funds in transit until the transaction is settled to the escrow trust bank account or, in the case of international credit card settlements, to the Company’s bank accounts. Escrow regulations require the Company to fund the trust with its own operating cash if there is ever a shortage due to the timing of cash receipts from clients for completed hourly billings. As of December 31, 2025 and 2024, the Company recorded $180.8 million and $195.7 million, respectively, as funds held in escrow, including funds in transit.
The table below reconciles cash, cash equivalents, and restricted cash as reported in the consolidated balance sheets to the total of the same amounts shown in the consolidated statements of cash flows for the years ended December 31, 2025, 2024, and 2023:

(In thousands)	2025	2024	2023
Cash and cash equivalents	$294,356	$305,757	$79,641
Restricted cash	3,800	4,100	4,390
Funds held in escrow, including funds in transit	180,752	195,736	212,387
Total cash, cash equivalents, and restricted cash as shown in the consolidated statement of cash flows	$478,908	$505,593	$296,418
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
The Company periodically assesses its portfolio of debt investments for impairment. For debt securities in an unrealized loss position, this assessment first takes into account the Company’s intent to sell, or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of these criteria are met, the debt security’s amortized cost basis is written down to fair value through other income, net. For debt securities in an unrealized loss position that do not meet the aforementioned criteria, the Company assesses whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. In making this assessment, the Company considers factors such as the extent to which fair value is less than the amortized cost basis, the financial condition of the issuer, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss may exist, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recorded through other income, net, limited by the amount that the fair value is less than the amortized cost basis. Any additional impairment not recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are reflected as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell are met. These changes are recorded in other income, net. The Company determines realized gains or losses from the sale of marketable securities on a specific identification method and records such gains or losses in other income, net within the Company’s consolidated statements of operations and comprehensive income.

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
The Company did not have any clients that accounted for more than 10% of trade and client receivables as of December 31, 2025. The Company had two clients that accounted for more than 10% of trade and client receivables as of December 31, 2024. For the years ended December 31, 2025, 2024 and 2023, the Company did not have any clients that accounted for more than 10% of total revenue.
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
Trade and Client Receivables and Related Allowance for Expected Credit Losses
Trade and client receivables are primarily comprised of amounts receivable from clients for completed work, including amounts in transit. It also includes unbilled amounts due from clients primarily through the Company’s Managed Services offering. Trade and client receivables are recorded and stated at realizable value, net of an allowance for expected credit losses. Credit is extended generally without collateral to the Company’s clients of its Enterprise offerings based on an initial and ongoing evaluation of their financial condition and other factors. In aggregate, gross trade receivables were $38.8 million and $28.5 million and gross client receivables were $43.3 million and $51.6 million as of December 31, 2025 and 2024, respectively.
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

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

The following table presents the changes in the allowance for expected credit losses as of December 31, 2025, 2024, and 2023:

(In thousands)	2025	2024	2023
Allowance for expected credit losses, beginning balance	$4,646	$5,141	$12,464
Provision for expected credit losses	7,360	5,767	9,490
Amounts written off	(6,087)	(6,262)	(16,813)
Allowance for expected credit losses, ending balance	$5,919	$4,646	$5,141
Leases
The Company accounts for leases in accordance with Financial Accounting Standards Board, which is referred to as the FASB, Accounting Standards Update, which is referred to as ASU, No. 2016-02, Leases (Topic 842).
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
Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.
Goodwill is not amortized, but rather is assessed for impairment at least annually, or more frequently if events and changes in circumstances indicate that its carrying amount may not be recoverable. The Company performs its annual impairment assessment during the fourth quarter of each fiscal year based on a single reporting unit structure by comparing the carrying value of the reporting unit to its fair value. An impairment would occur if the carrying amount of a reporting unit exceeded the fair value of that reporting unit. For 2025, the Company conducted its goodwill impairment testing by performing step one of the quantitative assessment, of the two-step impairment model. The Company determined the fair value by using quoted market prices of the Company’s common stock. The Company determined that the fair value of its reporting unit exceeded the carrying value, and, as such, the

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

Company concluded that there was no impairment of goodwill at the impairment testing date. There has been no impairment of goodwill for any of the periods presented.
Acquired Intangible and Other Long-Lived Assets
The Company’s intangible assets include identifiable, finite-lived intangible assets such as developed technology and customer relationships, acquired as part of business combinations in 2024 and 2025, as well as an assembled workforce acquired in prior years. These intangible assets are carried at cost, less accumulated amortization. The Company amortizes the intangible assets over their estimated useful lives, either based on the pattern in which the economic benefits are consumed, or using the straight-line method when the pattern cannot be reliably determined. The estimated useful lives of the intangible assets range from two years to five years. Intangible amortization expense related to developed technology and an assembled workforce is included in research and development expense on the Company’s consolidated statement of operations and comprehensive income. Intangible amortization expense related to customer relationships is included in sales and marketing expense on the Company’s consolidated statement of operations and comprehensive income.
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

Revenue Recognition
The Company generates revenue from talent and clients through its platforms and other workforce solutions. The Company accounts for revenue in accordance with FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Revenue is recognized upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services.
In the ordinary course of business, the Company makes payments to customers when those customers provide services in their capacity as vendors. These payments are for distinct services and are at fair value. These transactions are primarily with certain financial institutions that the Company uses as payment processors on the work marketplace. The Company accounts for the consideration payable to these customers in their capacity as vendors as a purchase of services from a vendor and records such payments in either cost of revenue or sales and marketing within the consolidated statements of operations and comprehensive income.
Marketplace Offerings
The Company’s Marketplace revenue represents the majority of its revenue and is derived from the Upwork Marketplace. The Company generates Marketplace revenue from both talent and clients, primarily generated from talent service fees and client marketplace fees.
The Company also generates Marketplace revenue through ads and monetization products, including purchases of Connects, which are virtual tokens required for talent to bid on projects and purchase ads products on the Upwork Marketplace, talent memberships, and other services, such as foreign currency exchange when clients choose to

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

pay in currencies other than the U.S. dollar. Additionally, the Company earns interest on funds held on behalf of customers.

The Company earns fees from talent under its Upwork Marketplace offerings and associated premium offerings, which represent a single promise to provide continuous access (i.e., stand-ready performance obligation) to the Upwork Marketplace and site services. As each day of providing access to the Upwork Marketplace and site services (including, but not limited to, communication, invoicing, reporting, dispute resolution, and payment services) is substantially the same and talent simultaneously receive and consume the benefits as access is provided, the Company’s single promise is comprised of a series of distinct service periods. The Company allocates consideration to each distinct service period in which it has the contractual right to bill. The Company’s talent arrangements may include fixed and variable consideration, or a combination of the two, comprised of the following:
Talent service fees. Talent are provided access to the Upwork Marketplace to market their businesses, send proposals to and communicate with prospective clients, and, if engaged by a client, to perform specified services agreed between talent and clients, which are referred to as talent services. Talent charge clients on an hourly or a milestone basis for services rendered to clients through the Upwork Marketplace, which are referred to as talent billings. The Company charges talent a service fee as a percentage of talent billings. Effective May 2025, the Company introduced a variable pricing structure for talent service fees for new contracts on the Upwork Marketplace. Under this pricing structure, talent are charged a service fee for each contract ranging from 0% to 15% of their earnings, depending on platform-specific supply and demand factors, such as project type, job availability, and client demand. The applicable service fee is disclosed at contract inception and remains fixed for the duration of the contract. For contracts formed prior to May 2025, the Company continues to charge a flat talent service fee of 10%.
The Company does not control the talent services, and talent and clients negotiate and agree upon the scope and the price for talent services directly with each other. Accordingly, the Company presents revenue from talent service fees on a net basis as an agent. The Company recognizes talent service fees for each distinct service period when it has the contractual right to bill for the services, which for a majority of talent service fees occurs on a weekly basis.
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
The Company earns fees from clients under the Marketplace offerings, which represents a single promise to provide continuous access (i.e., stand-ready performance obligation) to the Upwork Marketplace and site services. As each day of providing access to the Upwork Marketplace and site services is substantially the same and the client simultaneously receives and consumes the benefits as access is provided, the Company’s single promise under its Marketplace offering is comprised of a series of distinct service periods. The Company’s Marketplace offerings may include fixed and variable consideration, or a combination of the two, comprised of the following:
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
Upwork Payroll service fees. The Company charges clients using the Upwork Payroll offering when their talent are classified as employees for engagements on the Upwork Marketplace. The client enters into an Upwork Payroll agreement with the Company, and Upwork separately contracts with unrelated third-party staffing providers that provide employment services to such clients. In such arrangements, talent providing talent services to clients become employees of third-party staffing providers. In arrangements where clients enter into Upwork Payroll agreements, the Company charges Upwork Payroll service fees to clients and does not charge service fees to talent who are employees of the third-party staffing providers. Such service fees are variable consideration and charged as a fixed percentage of the total talent billings. Under an Upwork Payroll agreement, the Company provides the client access to the Upwork Marketplace to procure and manage talent services, as well as access to employment services provided by the third-party staffing providers. The Company presents Upwork Payroll service fees revenue on a net basis as an agent of the client for providing access to employment services provided by the third-party staffing providers. The Company does not control these employment services performed by the third-party on behalf of the client or for the services performed by talent that are employed by the third-party staffing providers. Therefore, the Company is not considered the principal for these services. The Company recognizes the service fees for each distinct service period when it has the contractual right to bill for the services.
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
Enterprise Offerings
The Company’s Enterprise offerings delivered through Lifted are designed to support enterprise organizations with more complex contingent workforce needs. Lifted offers two lines of service, Enterprise Solutions and Managed Services, which provide enterprise clients with access to platform capabilities and services to source, contract, manage, and pay talent across multiple engagement models.
The Company earns fees from talent under its Enterprise Solutions offerings, which represents a single promise to provide continuous access (i.e., stand-ready performance obligation) to the Enterprise Solutions offerings and related services. As each day of providing access to the Enterprise Solutions offerings and related services is substantially the same and talent simultaneously receive and consume the benefits as access is provided, the Company’s single promise under its Enterprise Solutions offerings is comprised of a series of distinct service periods. The Company allocates variable consideration to each distinct service period in which it has the contractual right to bill. These arrangements include variable consideration as follows:
Talent service fees. The Company provides talent access to the Enterprise Solutions offerings to perform talent services for clients. The Company charges talent a service fee as a percentage of talent billings. For service fees charged to talent, the Company presents revenue on a net basis, as an agent, for providing access to the Enterprise Solutions offerings and related services as it does not control talent services provided to clients, and therefore the Company is not considered the principal for talent services. Additionally, talent and clients negotiate and agree upon the scope and the price for talent services directly with each other, and the Company is not a party to their agreement. The Company recognizes the service fees for each distinct service period in which it has the contractual right to bill for the services.

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

The Company earns fees from clients under its Enterprise Solutions and other premium offerings, each of which represent a single promise to provide continuous access (i.e., stand-ready performance obligation) to the Enterprise Solutions offerings and related services. As each day of providing access to the Enterprise Solutions offerings and related services is substantially the same and the client simultaneously receives and consumes the benefits as access is provided, the Company’s single promise under its Enterprise Solutions and other premium offerings is comprised of a series of distinct service periods. The Company allocates variable consideration to each distinct service period in which it has the contractual right to bill. These arrangements may include fixed and variable consideration, or a combination of the two, comprised of the following:
Client service fees. The Company offers clients access to the Enterprise Solutions offerings and related services to source talent in exchange for a client service fee calculated as a percentage of talent billings; these fees represent variable consideration. The Company recognizes the service fees for each distinct service period in which it has the contractual right to bill for the services.
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
Advertising Expense
Advertising costs are expensed as they are incurred, and are included in sales and marketing expense in the Company’s consolidated statement of operations and comprehensive income. The Company incurred $51.9 million, $57.1 million, and $83.2 million in advertising expenses during the years ended December 31, 2025, 2024, and 2023, respectively.

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

Provision for Transaction Losses
Provision for transaction losses consists primarily of losses resulting from fraud and bad debt expense associated with our trade and client receivable balance and transaction losses associated with chargebacks. Provision for these items represent estimates of losses based on the Company’s actual historical incurred losses and other factors.
Stock-Based Compensation
The Company accounts for stock options with service and market-based conditions, restricted stock units, which are referred to as RSUs, performance stock units, which are referred to as PSUs, and purchase rights granted under the 2018 Employee Stock Purchase Plan, which is referred to as the 2018 ESPP, to employees and directors based on their estimated fair value on the date of grant. The Company calculates the estimated fair value of stock options and purchase rights granted under the 2018 ESPP on the date of grant using the Black-Scholes option pricing model. The fair value and derived service period of stock options with market-based conditions is estimated using the Monte Carlo valuation model. The Company evaluates the assumptions used to value option awards upon each grant of stock options. The fair value of RSUs awarded to employees is based on the closing price of the Company’s common stock, as reported on The Nasdaq Global Select Market on the date of grant. The grant date fair value of PSUs is measured in a manner similar to RSUs for awards that vest based on service and performance conditions or using a Monte Carlo model for awards that vest based on service and market conditions.
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
Foreign Currency
The functional currency of our foreign subsidiaries is generally the local currency of the country in which the foreign subsidiary is located. At the end of each reporting period, monetary assets and liabilities are remeasured using exchange rates in effect at the balance sheet date, while revenues and expenses are translated at average exchange rates during the year. Foreign currency transaction gains and losses are included in other income, net in the consolidated statements of operations and comprehensive income. The Company recorded net foreign currency transaction losses of $0.5 million for the year ended December 31, 2025, and net foreign currency transaction gains of $0.1 million and $0.5 million for the years ended December 31, 2024 and 2023, respectively.
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

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

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
Net Income per Share
Basic net income per share is computed by dividing the net income by the weighted-average number of common shares outstanding for the period. Diluted net income is computed by adjusting net income to reallocate undistributed earnings based on the potential impact of dilutive securities, including outstanding common stock options, RSUs, PSUs, warrants to purchase common stock, common stock issuable in connection with the 2018 ESPP, and common stock issuable in connection with the Notes. For periods in which the Company has reported net losses, diluted net loss per share is the same as basic net loss per share because dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is referred to as ASU 2023-09. ASU 2023-09 requires public entities to provide annual disclosures of specific categories in the rate reconciliation and to disclose income taxes paid, disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 retrospectively, effective as of January 1, 2025. As a result, the Company has updated its income tax disclosures in “Note 14 – Income Taxes,” providing more detail on specific categories in the rate reconciliation and disclosed income taxes paid, disaggregated by jurisdiction.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which is referred to as ASU 2025-05. ASU 2025-05 provides an optional practical expedient to permit entities to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of short-term trade receivables and contract assets when developing reasonable and supportable forecasts for estimating expected credit losses. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those fiscal years, with early adoption permitted. The Company has evaluated the impact of ASU 2025-05 and does not expect its adoption to have a material impact on the consolidated financial statements. The Company’s trade receivables are short-duration in nature and have historically experienced low credit losses, and its existing aging-based allowance methodology is substantially consistent with the practical expedient introduced by ASU 2025-05.
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

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

permitted. The Company is currently evaluating the timing of adoption and the potential impact of this new guidance on its consolidated financial statements.
Note 3—Revenue
Revenue Recognition
For information about how the Company derives revenue, as well as the Company’s accounting policies, refer to “Note 2—Basis of Presentation and Summary of Significant Accounting Policies.”
Disaggregation of Revenue
Based on the information provided to and reviewed by the CODM, the nature, amount, timing, and uncertainty of revenue and cash flows and how they are affected by economic factors are most appropriately depicted by the type of service and primary geographical markets. Revenues recorded within these categories are earned from similar products and services for which the nature of associated fees and the related revenue recognition models are substantially similar.
The Company disaggregates revenue by two types of services: Marketplace revenue and Enterprise revenue.
The following table sets forth total revenue by type of service for the years ended December 31, 2025, 2024, and 2023:

(In thousands)	2025	2024	2023
Marketplace	$682,883	$662,108	$586,099
Enterprise	104,901	107,217	103,037
Total revenue	$787,784	$769,325	$689,136
The following table sets forth total revenue by geographic area based on the billing address of talent and clients for the years ended December 31, 2025, 2024, and 2023:

(In thousands)	2025	2024	2023
Talent:
United States	$113,984	$111,691	$95,833
Philippines	57,869	58,475	45,912
India	53,531	56,897	49,487
Pakistan(1)	46,242	38,960	30,586
Rest of world (1)(2)	171,712	173,105	148,107
Total talent	443,338	439,128	369,925
Clients:
United States	246,218	238,786	236,744
Rest of world (1)(2)	98,228	91,411	82,467
Total clients	344,446	330,197	319,211
Total revenue	$787,784	$769,325	$689,136
(1) For the years ended December 31, 2024 and 2023, the Company revised the presentation of geographic revenue to separately present Pakistan to conform to the current period presentation. This change in presentation did not impact total talent revenue or total revenue for the periods presented.
(2) During the years ended December 31, 2025, 2024, and 2023, no single country included in the Rest of world category had revenue that exceeded 10% of total talent revenue, total clients revenue, or total revenue.
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

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

Contract Balances
The following table provides information about the balances of the Company’s Trade and client receivables, net of allowance and contract liabilities included in deferred revenue and other liabilities, noncurrent as of December 31, 2025 and 2024:

(In thousands)	2025	2024
Trade and client receivables, net of allowance	$76,236	$75,490

Contract liabilities
Deferred revenue, current	7,765	7,269
During 2025, changes in the contract liabilities balances were primarily the result of normal business activity.
Revenue recognized during the year ended December 31, 2025 that was included in deferred revenue as of December 31, 2024 was $7.3 million. Revenue recognized during the year ended December 31, 2024 that was included in deferred revenue as of December 31, 2023 was $17.3 million.
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
The Company’s financial instruments that are carried at fair value consist of Level I and Level II assets as of December 31, 2025 and 2024. The following tables summarize the Company’s available-for-sale marketable

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category reported as cash and cash equivalents or marketable securities as of December 31, 2025 and 2024.

(In thousands) December 31, 2025	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cash Equivalents	Marketable Securities
Level I
Money market funds	$73,519	$—	$—	$73,519	$73,519	$—
Treasury bills	257,425	88	—	257,513	39,697	217,816
U.S. government securities	37,642	122	—	37,764	—	37,764
Total Level I	368,586	210	—	368,796	113,216	255,580
Level II
Corporate bonds	117,532	561	(1)	118,092	—	118,092
Foreign government and agency securities	4,738	15	—	4,753	—	4,753
Total Level II	122,270	576	(1)	122,845	—	122,845
Total	$490,856	$786	$(1)	$491,641	$113,216	$378,425

(In thousands) December 31, 2024	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cash Equivalents	Marketable Securities
Level I
Money market funds	$193,481	$—	$—	$193,481	$193,481	$—
Treasury bills	131,022	40	—	131,062	—	131,062
U.S. government securities	32,625	22	(33)	32,614	—	32,614
Total Level I	357,128	62	(33)	357,157	193,481	163,676
Level II
Commercial paper	16,233	—	—	16,233	—	16,233
Corporate bonds	126,395	431	(144)	126,682	—	126,682
Commercial deposits	4,121	—	—	4,121	—	4,121
Asset-backed securities	592	2	—	594	—	594
Foreign government and agency securities	5,036	14	(12)	5,038	—	5,038
Total Level II	152,377	447	(156)	152,668	—	152,668
Total	$509,505	$509	$(189)	$509,825	$193,481	$316,344
Additionally, the Company deposits funds held in escrow in interest-bearing and non-interest-bearing cash accounts. The interest earned on the interest-bearing accounts is included in Revenue in the Company’s consolidated statement of operations and comprehensive income. As of December 31, 2025 and 2024, the fair value of the Company’s funds held on behalf of customers and held in interest-bearing cash accounts was measured using Level I inputs.
The Company’s non-financial assets acquired pursuant to its acquisitions of Bubty B.V., which is referred to as Bubty, Ascen Inc., which is referred to as Ascen, and Objective AI, Inc., which is referred to as Objective AI, including intangible assets and goodwill, are measured at estimated fair value on a non-recurring basis. For additional information, refer to “Note 7—Business Combination.”

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

The following table summarizes the remaining contractual maturities of our cash equivalents and marketable securities as of December 31, 2025:

(In thousands)	Amortized Cost	Fair Value
Due within one year	$334,915	$335,007
Due after one year through five years	155,941	156,634
Total	$490,856	$491,641
For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell these securities, nor does it anticipate that it will need to or be required to sell the securities. As of December 31, 2025 and 2024, the decline in fair value of these securities was attributable to changes in interest rates and not due to credit related factors. As of December 31, 2025 and 2024, the Company considered any decreases in market value to be temporary in nature and did not consider any of the Company’s marketable securities to be other-than-temporarily impaired. The Company did not record any impairment charges with respect to its marketable securities during the years ended December 31, 2025, 2024, and 2023.
During the years ended December 31, 2025, 2024, and 2023, interest income was $27.4 million, $28.0 million, and $24.4 million, respectively, and is included in other income, net in the Company’s consolidated statement of operations and comprehensive income.
Note 5—Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following as of December 31, 2025 and 2024:

(In thousands)	2025	2024
Internal-use software and platform development	$83,461	$59,815
Leasehold improvements	7,755	6,025
Computer equipment and software	7,630	6,817
Office furniture and fixtures	1,076	1,755
Total property and equipment	99,922	74,412
Less: accumulated depreciation	(55,501)	(44,356)
Property and equipment, net	$44,421	$30,056
Depreciation expense related to property and equipment, excluding internal-use software and platform development, was $2.2 million, $2.9 million, and $2.9 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The Company capitalized $24.8 million, $12.8 million, and $13.8 million of internal-use software and platform development costs during the years ended December 31, 2025, 2024, and 2023, respectively.
Amortization expense related to the capitalized internal-use software and platform development costs was $14.0 million, $9.8 million, and $6.5 million for the years ended December 31, 2025, 2024, and 2023, respectively, of which $12.4 million, $8.6 million, and $4.5 million, respectively, were included in cost of revenue related to developed technology used on the Company’s platforms and other workforce solutions.

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of December 31, 2025 and 2024:

(In thousands)	2025	2024
Accrued compensation and related benefits	$51,858	$30,666
Accrued taxes	19,715	11,394
Accrued vendor expenses	12,899	9,485
Accrued payment processing fees	4,708	4,478
Operating lease liability, current	1,672	1,624
Accrued talent costs	1,678	801
Other	1,493	852
Total accrued expenses and other current liabilities	$94,023	$59,300
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
The Company’s leases have remaining lease terms of approximately three years to seven years. The Company includes lease payments associated with renewal options in its operating lease asset and liability only when it becomes reasonably certain the company will exercise the renewal option. The Company has not included renewal options for any of its operating leases in its determination of lease liabilities. The Company does not have lease agreements with residual value guarantees, sale leaseback terms, or material restrictive covenants. Leases with an initial term of 12 months or less are not recognized on the consolidated balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

The following table summarizes the Company’s operating lease assets and lease liabilities as of December 31, 2025 and 2024:

(In thousands)
Balance Sheet and Cash Flow Classification		2025	2024
Assets
Operating—noncurrent	Operating lease asset	$5,011	$5,752
Liabilities
Operating—current	Accrued expenses and other current liabilities	1,672	1,624
Operating—noncurrent	Operating lease liability, noncurrent	9,707	9,567
Total lease liabilities		$11,379	$11,191
For the years ended December 31, 2025, 2024, and 2023, operating lease cost, inclusive of variable lease charges, was $2.6 million, $5.6 million, and $6.3 million, respectively, and sublease income recognized was approximately $1.2 million, $1.7 million, and $1.7 million, respectively. For the years ended December 31, 2025, 2024, and 2023, charges related to operating leases that are variable, and therefore not included in the measurement of the lease liabilities, were $1.0 million, $2.1 million, and $2.2 million, respectively. For the years ended December 31, 2025, 2024, and 2023, the Company made lease payments of $2.0 million, $5.8 million, and $6.8 million, respectively.
Palo Alto Office Lease
In June 2024, the Company entered into a new lease agreement to lease approximately 12,685 square feet of office space in Palo Alto, California, which serves as the Company’s corporate headquarters. The lease commenced in September 2024, and rent payments began in March 2025. The initial lease term is 91 months from the commencement date and is scheduled to expire in September 2032, unless terminated earlier. The lease includes two options to extend the term, each for an additional three years, exercisable under certain conditions specified in the lease agreement. The Company evaluated these extension options as part of the lease accounting under ASC 842 and determined that the extension options are not reasonably certain to be exercised. As such, the options have not been included in the measurement of the right-of-use asset or lease liability. As a result of entering into this lease, the Company recorded a right-of-use asset and lease liability of $4.5 million and $4.4 million, respectively. Monthly rent payments under the lease are approximately $0.1 million and are recorded within general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income.
Santa Clara Sub-Sublease
In November 2023, the Company amended its sub-sublease agreement, originally executed in April 2021, to sublease the entirety of its former headquarters in Santa Clara, California. The amended sub-sublease extends the term by an additional 51 months, through August 31, 2028, unless terminated earlier. The amended sub-sublease term aligns substantially with the remaining term of the Company’s master lease. Monthly rent payments under the amended agreement are approximate $0.1 million and are recorded within general and administrative expenses within the Company’s consolidated statements of operations and comprehensive income. Neither party has the option to renew or extend the sub-sublease agreement.
Under the amended sub-sublease agreement, the Company is not relieved of its original obligation with the master lessor, which expires on October 15, 2028. The Company determined that the sublease agreement constitutes an operating lease, consistent with the classification of the original sublease agreement with the landlord.
Chicago Leases
In December 2024, as a result of the restructuring plan announced in October 2024, which is referred to as the Restructuring Plan, the Company entered into an early termination agreement for the Chicago leases, which was effective December 31, 2024. The Company recognized approximately $1.1 million in early termination costs, primarily consisting of remaining lease payments under the termination agreement. Operating lease costs for the year ended December 31, 2024, including variable lease charges, reflected amounts incurred prior to the lease termination.

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

The following table shows the Company’s future lease commitments due in each of the next five years for operating leases, which excludes amounts received in the form of sublease income discussed above:

(In thousands)
Year Ended December 31,	Leases
2026	$2,962
2027	3,050
2028	2,735
2029	1,347
2030	1,387
Thereafter	2,531
Total lease payments	14,012
Adjustment for discount to present value	(2,633)
Total	$11,379
As of December 31, 2025, the weighted-average remaining lease term is 3.8 years. For the year ended December 31, 2025, the weighted-average discount rate is 6.6%.
Note 7—Business Combination
2024 Acquisition
Objective AI Inc.
In November 2024, the Company acquired 100% of the outstanding equity interests of Objective AI, a search-as-a-service platform specializing in AI-native search integration for digital experiences, for total cash consideration of $19.1 million. The acquisition was completed in November 2024 and is included in the Company’s consolidated financial statements for the year ended December 31, 2024.
The acquisition of Objective AI was accounted for as a business combination under ASC Topic 805, Business Combinations. Accordingly the purchase consideration was allocated as follows (in thousands):

Cash and cash equivalents	$4,779
Intangible assets	12,000
Other net, tangible assets acquired and liabilities assumed	(512)
Goodwill	2,845
Total purchase consideration	$19,112
The identifiable intangible assets acquired consisted primarily of developed technology and customer relationships, with estimated useful lives of three years and six months, respectively.
The Company engaged an independent third-party valuation specialist to assist in determining the fair value of the intangible assets. The fair value measurements of the intangible assets were based primarily on significant unobservable inputs and this represents a Level 3 measurement.
Goodwill recognized in the acquisition was primarily attributable to the assembled workforce and expected synergies from integrating Objective AI’s technology and capabilities into the Company’s platform. The goodwill is not deductible for income tax purposes.
The Company finalized the valuation of the assets acquired and liabilities assumed during 2024, and the purchase price allocation is considered final.
2025 Acquisitions
Bubty B.V.
On June 27, 2025, Lifted acquired 100% of the equity interests of Bubty, a Netherlands-based platform supporting enterprise management of contingent workforce solutions, for total purchase price consideration of $20.4 million. This acquisition advances the Company's strategic objectives by equipping Lifted with enhanced workforce management capabilities and a platform for clients managing global talent.

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

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
As of the acquisition date, the estimated fair value and expected useful lives of the identifiable intangible assets acquired were as follows (dollars in thousands):

	Fair Value	Expected Useful life
Developed technology	$18,600	5 years

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

Ascen Inc.
On August 18, 2025, Lifted acquired 100% of the equity interests of Ascen, a tech-enabled employer of record company specifically designed for the contingent labor space, for total purchase price consideration of $40.8 million. This acquisition supports the Company’s strategic objective to enhance its enterprise offerings by enabling clients of Lifted to engage workers classified as employees for U.S. tax purposes.
The acquisition of Ascen was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. Accordingly, the estimated allocation of the purchase price is as follows (in thousands):

Cash and cash equivalents	$2,688
Trade and client receivables	12,420
Intangible assets	15,000
Other current assets (1)	2,116
Total assets	$32,224

Accounts payable, accrued expenses and other liabilities (1)	$9,080
Deferred tax liability (1)	4,306
Total liabilities	$13,386

Net assets	$18,838
Goodwill (1)	21,922
Total purchase price consideration (1)	$40,760
(1) During the three months ended December 31, 2025, certain estimates related to the fair value of the assets acquired and liabilities assumed were refined, resulting in a measurement period purchase accounting adjustment, with the related impacts to goodwill.
The excess of the purchase consideration over the fair value of net assets acquired has been recorded as goodwill. The goodwill is primarily attributable to the expected synergies from Lifted’s ownership of Ascen and the Company’s expansion into employer of record and staffing solutions, which do not qualify for separate recognition as identifiable intangible assets. The goodwill is not deductible for income tax purposes.
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
As of the acquisition date, the estimated fair value and expected useful lives of the identifiable intangible assets acquired were as follows (dollars in thousands):

	Fair Value	Expected Useful life
Customer relationship	$10,000	3 years
Developed technology	$5,000	5 years
Total intangibles	$15,000
The purchase price allocations are preliminary and remain subject to change as the Company finalizes the valuation of intangible assets and related tax matters. The final purchase price allocations may result in adjustments to the fair values initially assigned, including adjustments to goodwill. The Company expects to finalize the purchase price allocations for the acquisitions of both Bubty and Ascen within the measurement period, which will not extend beyond one year from the respective acquisition dates, in accordance with ASC 805. During the three months ended December 31, 2025, the Company decreased goodwill by $1.3 million related to the Ascen acquisition based on new information obtained about facts and circumstances that existed as of the acquisition date, resulting in a reduction to the preliminary purchase price allocation.
The Company incurred approximately $4.4 million of transaction-related expenses in connection with these acquisitions for the nine months ended September 30, 2025, all of which were recorded in general and

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

administrative expenses in the consolidated statements of operations and comprehensive income. No additional transaction-related expenses were incurred during the three months ended December 31, 2025.
The Company has not presented unaudited supplemental pro forma financial information for the business acquisitions described above, as management determined that such information was not material to the Company’s consolidated results of operations for the periods presented, assuming the acquisitions had occurred as of the beginning of the comparable prior reporting period.
As of December 31, 2025, acquisition-related compensation includes aggregate founders’ holdback amounts of $18.2 million to be paid over a three-year period from the date of the respective deal close, subject to the relevant founder's continued employment or service, as applicable. This represents compensation for post-combination services because the payments are subject to the relevant founder's continuous employment or service, as applicable, to the relevant vesting dates. The Company expects to recognize related compensation expense over the service period as amounts are earned.
Note 8—Goodwill and Net Intangible Assets
Goodwill
The following table summarizes the change in the carrying value amount of goodwill for the year ended December 31,2025.

Balance at December 31, 2024	$121,064
Increase in goodwill related to business combinations	29,407
Other adjustments (1)	$(1,279)
Balance at December 31, 2025	$149,192
(1) Includes measurement-period purchase accounting adjustments for Ascen recorded in the three months ended December 31, 2025. See “Note 7—Business Combination” for additional information.
Net Intangible Assets
The Company’s intangible assets include identifiable, finite-lived intangible assets such as developed technology and customer relationships, acquired as part of business combinations in 2024 and 2025, as well as an assembled workforce acquired in 2023.
The following table summarizes the components of net intangible assets as of December 31, 2025 and 2024:

	2025			2024
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$34,600	$6,203	$28,397	$11,000	$305	$10,695
Assembled workforce	3,188	3,188	—	3,188	1,727	1,461
Customer relationships	11,000	2,236	8,764	1,000	167	833
Total	$48,788	$11,627	$37,161	$15,188	$2,199	$12,989
For the years ended December 31, 2025 and 2024, amortization expense of intangible assets was $9.4 million and $2.1 million, respectively. For the year ended December 31, 2023, amortization expense of intangible assets was immaterial.
As of December 31, 2025, the weighted average amortization periods for the finite-lived intangible assets are as follows:

Developed technology	3.9 years
Customer relationships	2.8 years
As of December 31, 2025, the estimated annual amortization expense for finite-lived intangible assets over the remaining useful life is as follows (in thousands):

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

(In thousands)
Year Ended December 31,	Estimated Amortization Expense
2026	$11,720
2027	11,414
2028	6,818
2029	4,720
2030	2,489
Total	37,161
Note 9—Commitments and Contingencies
Letters of Credit
In conjunction with the Company’s operating lease agreements, as of December 31, 2025 and 2024, the Company had irrevocable letters of credit outstanding in the aggregate amount of $0.3 million and $0.6 million, respectively. The letters of credit are collateralized by restricted cash in the same amount. No amounts had been drawn against these letters of credit as of December 31, 2025 and 2024.
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
As of December 31, 2025 and 2024, the Company was not a party to any material legal proceedings or claims, nor is the Company aware of any pending or threatened litigation or claims, including non-income tax matters, that could reasonably be expected to have a material adverse effect on its business, operating results, cash flows, or financial condition. Accordingly, the amounts accrued for contingencies for which the Company believes a loss is probable were not material as of and for the years ended December 31, 2025 and 2024.
Indemnification
The Company has indemnification agreements with its officers, directors, and certain key employees to indemnify them while they are serving in good faith in their respective positions. In the ordinary course of business, the Company and its operating subsidiaries enter into contractual arrangements under which they agree to provide indemnification of varying scope and terms to clients, business partners, vendors, and other parties, including, but not limited to, losses arising out of the Company’s or its operating subsidiaries’ breach of such agreements, claims related to potential data or information security breaches, intellectual property infringement claims made by third parties, and other liabilities relating to or arising from their products and services or their acts or omissions. In addition, subject to the terms of the applicable agreement, as part of the Enterprise Solutions and certain other premium offerings, the Company and its operating subsidiaries indemnify clients that subscribe to worker classification services for losses arising from worker misclassification. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the facts and circumstances involved in each particular provision.

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

Note 10—Debt
The following table presents the carrying value of the Company’s debt obligations as of December 31, 2025 and 2024:

(In thousands)	2025	2024
Convertible senior notes—interest accrues from August 2021 and is payable semiannually in arrears on February 15 and August 15 of each year, beginning February 2022, maturing August 2026; interest at 0.25% per annum	$360,998	$360,998
Total debt	360,998	360,998
Less: Unamortized debt issuance costs	(1,228)	(3,070)
Balance	$359,770	$357,928
Debt, current	$359,770	$—
Debt, noncurrent	$—	$357,928
Weighted-average interest rate	0.76%	0.76%
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
In March 2023, the Company repurchased a portion of the outstanding Notes in privately negotiated transactions. As a result, the Company recognized a gain on the early extinguishment of debt of $38.9 million during the year ended December 31, 2023, which is included in Other income, net in the Company’s consolidated statement of operations and comprehensive income. As of each of December 31, 2025 and 2024, $361.0 million aggregate principal amount of the Notes remained outstanding.
The Notes are senior, unsecured obligations of the Company and bear interest at a rate of 0.25% per year. Interest began to accrue on August 10, 2021, and is payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2022, and the principal amount of the Notes will not accrete. The Notes will mature on August 15, 2026, unless earlier redeemed, repurchased, or converted in accordance with the terms of the Notes.
Holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder (i) on or after May 15, 2026, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date, and (ii) prior to the close of business on the business day immediately preceding May 15, 2026, only upon satisfaction of certain conditions and during certain periods specified as follows:
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

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

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
For each of the years ended December 31, 2025 and 2024, interest expense was $0.9 million and amortization of the issuance costs was $1.8 million related to the Notes, respectively. As of December 31, 2025 and 2024, the if-converted value of the Notes did not exceed the outstanding principal amount. As of December 31, 2025 and 2024, the total estimated fair value of the Notes was $352.5 million and $333.5 million, respectively, and was determined based on a market approach using actual bids and offers of the Notes in an over-the-counter market on the last trading day of the period. The Company considers these assumptions to be Level II inputs in accordance with the fair value hierarchy described in “Note 4—Fair Value Measurements.”
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
Note 11—Preferred and Common Stock
Preferred Stock
As of December 31, 2025 and 2024, the Company was authorized to issue up to 10,000,000 shares of undesignated preferred stock, $0.0001 par value per share. The Company did not have any outstanding shares of preferred stock as of December 31, 2025 and 2024.

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

Common Stock
Holders of common stock are entitled to one vote per share and are entitled to receive dividends, if any, on a pro rata basis whenever funds are legally available and when, as, and if declared by the Company’s board of directors.
As of December 31, 2025 and 2024, the Company was authorized to issue 490,000,000 shares of common stock. As of December 31, 2025 and 2024, the Company had reserved shares of common stock for future issuance as follows:

	2025	2024
Options issued and outstanding	2,210,912	2,392,899
RSUs and PSUs issued and outstanding	8,892,471	8,841,716
Warrant to purchase common stock	150,000	233,000
Remaining shares reserved for future issuances under 2018 Equity Incentive Plan	30,043,138	27,152,973
Remaining shares reserved for future issuances under 2018 Employee Stock Purchase Plan	5,365,078	4,694,949
Common stock issuable in connection with convertible senior notes	5,463,045	5,463,045
Total	52,124,644	48,778,582
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
In October 2024, the Company’s board of directors authorized a share repurchase program for the repurchase of up to $100.0 million of shares of the Company’s outstanding common stock, which is referred to as the 2024 Share Repurchase Authorization. The Company repurchased and subsequently retired 7.2 million shares of its common stock under the 2024 Share Repurchase Authorization between February 2025 and September 2025, for an aggregate amount of $100.0 million at an average price of $13.83 per share, including fees associated with the repurchases and excluding excise tax. As of December 31, 2025, the Company had no remaining balance available for repurchases under the 2024 Share Repurchase Authorization.
In September 2025, the Company’s board of directors authorized a share repurchase program for the repurchase of up to $100.0 million of shares of the Company’s outstanding common stock, which is referred to as the 2025 Share Repurchase Authorization. The Company repurchased and subsequently retired 2.1 million shares of its common stock under the 2025 Share Repurchase Authorization between September 2025 and December 2025, for an aggregate amount of $36.0 million at an average price of $17.33 per share. As of December 31, 2025, the Company had $64.0 million available for repurchases under the 2025 Share Repurchase Authorization.
Repurchases of the Company’s common stock under the 2025 Share Repurchase Authorization may be made from time to time on the open market (including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended), in privately negotiated transactions, or by other methods, at the Company’s discretion, and in accordance with applicable securities laws and other restrictions. The 2025 Share Repurchase Authorization does not have an expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason. The 2025 Share Repurchase Authorization does not obligate the Company to repurchase any dollar amount or number of shares, and the timing and amount of any repurchases will depend on market and business conditions.

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

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
During 2025, the holder of the warrant exercised 83,000 of the then-vested and exercisable shares. During 2024, the holder of the warrant exercised 67,000 of the then-vested and exercisable shares. During 2023, this warrant was exercised as to all 50,000 of the then-vested and exercisable shares. In lieu of a cash payment, the holder of the warrant surrendered shares of common stock to cover the exercise price. In each of the years ended December 31, 2025, 2024, and 2023, the Company recorded $0.8 million of expense related to this warrant, which is included in general and administrative expense in the Company’s consolidated statement of operations and comprehensive income.
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
Pursuant to the terms of the 2018 EIP, the number of shares available for grant was increased by 6,767,422 shares in January 2025.
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

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

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
The following table summarizes activity under the Company’s stock option plans:

	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2024	2,392,899	$26.08	4.75	$10,391
Exercised	(181,987)	4.12
Balances at December 31, 2025	2,210,912	27.89	4.01	10,632
Vested and exercisable as of December 31, 2025	710,912	4.86	1.81	10,632
Vested and expected to vest as of December 31, 2025	2,210,912	27.89	4.01	10,632
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
As of December 31, 2025, none of the Market Condition stock price thresholds had been met, and no shares subject to the CEO Award had been earned or vested.
Stock-based compensation expense associated with the CEO Award will be recognized over the longer of the expected achievement period for the Market Condition and the Service Condition. The Market Condition period and the valuation of each tranche of the CEO Award were determined using a Monte Carlo simulation. In the event the Market Condition is met prior to the expected achievement period, any then-unrecognized compensation expense associated with the shares that have vested with respect to both the Market Condition and the Service Condition will be recognized immediately in the Company’s consolidated statements of operations and comprehensive income. For the year ended December 31, 2025, stock-based compensation expense related to the CEO award was immaterial and was recognized in the three months ended March 31, 2025. For the years ended December 31, 2024 and 2023, the Company recorded stock-based compensation expense related to the CEO Award of $1.3 million and $5.1 million, respectively. Stock-based compensation expense for the CEO Award is recorded as a component of general and administrative expense in the Company’s consolidated statement of operations and comprehensive income.
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
For the years ended December 31, 2025, 2024, and 2023, the intrinsic value of options exercised was $2.4 million, $8.0 million, and $5.4 million, respectively. The aggregate intrinsic value represents the difference between the exercise price of the options and the closing price of the Company’s common stock on The Nasdaq Global Select Market on the day prior to the date of exercise.
The Company did not grant any stock option awards during the years ended December 31, 2025 and 2024. As of December 31, 2025, no unrecognized stock-based compensation expense remained.
RSU and PSU Awards
The following table summarizes the RSU and PSU activity and related information under the 2018 EIP:

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

	Number Outstanding	Weighted-Average Grant Date Fair Value
Unvested balance - January 1, 2025 (1)	8,019,048	$13.08
Granted	6,123,930	15.07
Vested	(3,826,502)	14.15
Forfeited/canceled	(1,424,005)	13.25
Unvested balance - December 31, 2025	8,892,471	$13.96
(1) The unvested balance as of January 1, 2025 has been updated to reflect target performance attainment for the outstanding PSU awards.
RSUs. The fair value of RSUs awarded to employees is determined based on the closing price of the Company’s common stock, as reported on The Nasdaq Global Select Market on the date of grant. For the years ended December 31, 2025, 2024, and 2023, the weighted-average grant-date fair value of RSUs granted was $14.95, $11.90, and $11.73, respectively.
For the years ended December 31, 2025, 2024, and 2023, the fair value of RSUs vested was $52.0 million, $66.2 million, and $61.9 million, respectively. As of December 31, 2025, the Company had $91.3 million of unrecognized stock-based compensation expense related to outstanding RSUs to employees that is expected to be recognized over a weighted-average period of 2.3 years.
PSUs.
For all PSU awards granted under the 2018 EIP, the number of PSUs that become earned and eligible to vest is based on the Company’s achievement of performance conditions established at the time of grant by the compensation committee of the Company’s board of directors, which is referred to as the compensation committee, relating to one or more performance periods, which is referred to as the PSU Performance Condition. Following the completion of the applicable performance period, the compensation committee certifies the Company’s achievement of the applicable PSU Performance Condition, and the dates on which such certifications occur are referred to as Certification Dates. In order for any PSUs to be earned and vest, recipients must remain in continuous service with the Company through the applicable Certification Date, which is referred to as the PSU Service Condition.
The Company classifies all PSU awards as equity awards. Stock-based compensation expense related to PSUs is recognized as a component of operating expenses in the Company’s consolidated statements of operations and comprehensive income and is recognized over the longer of the expected achievement period of the applicable PSU Performance Condition or the applicable PSU Service Condition. The grant-date fair value of PSU awards is determined using valuation techniques appropriate for the specific award terms, including valuation models that incorporate the impact of market-based conditions, as applicable. At each reporting date prior to certification, the Company reassesses the number of PSUs that are probable of vesting, and any changes are reflected in stock-based compensation expense in the period of change.
2025 PSU Awards
In March 2025, the compensation committee approved the grant of PSU awards to certain members of the Company’s leadership team under the 2018 EIP, which awards are referred to as the 2025 PSU Awards. These awards were granted on March 18, 2025.
Up to fifty percent of the maximum number of shares subject to the 2025 PSU Awards are eligible to vest based on the Company’s achievement of certain financial performance metrics over a two-year performance period consisting of the Company’s fiscal years ending December 31, 2025 and 2026, and up to the remaining fifty percent of the maximum number of shares subject to the 2025 PSU Awards are eligible to vest based on the Company’s achievement of certain financial performance targets over a three-year performance period consisting of the Company’s fiscal years ending December 31, 2025, 2026, and 2027. The performance targets consist of adjusted EBITDA margin and relative total shareholder return compound annual growth rate targets established by the compensation committee at the time of grant.
Stock-based compensation expense related to the 2025 PSU Awards is recognized over the longer of the expected achievement period for the PSU Performance Condition and the PSU Service Condition, which is approximately 23 months and 35 months for the portions of the awards eligible to vest based on performance for the performance periods ending December 31, 2026 and December 31, 2027, respectively.

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

2024 PSU Awards
In March 2024, the compensation committee approved the grant of PSU awards to certain members of the Company’s leadership team under the 2018 EIP, which are referred to as the 2024 PSU Awards. These awards were granted on March 18, 2024.
Up to fifty percent of the maximum number of shares subject to the 2024 PSU Awards are eligible to vest based on the Company’s achievement of certain financial performance targets in the fiscal year ending December 31, 2025, and up to the remaining fifty percent of the maximum number of shares subject to the 2024 PSU Awards are eligible to vest based on the Company’s achievement of certain financial performance targets in the fiscal year ending December 31, 2026. The performance targets consist of year-over-year revenue growth and adjusted EBITDA margin targets established by the compensation committee at the time of grant.
Stock-based compensation expense related to the 2024 PSU Awards is recognized over the longer of the expected achievement period for the PSU Performance Condition and the PSU Service Condition, which is approximately 23 months and 35 months for the portions of the awards eligible to vest based on performance for the performance periods ending December 31, 2025 and December 31, 2026, respectively.
2023 PSU Awards
In February 2023, the compensation committee approved the grant of PSU awards to certain members of the Company’s leadership team under the 2018 EIP, which are referred to as the 2023 PSU Awards. These awards were granted on February 18, 2023.
The number of shares subject to the 2023 PSU Awards that were earned by the recipients, which are referred to as 2023 Earned PSUs, was determined based on the Company’s revenue achievement during the year ended December 31, 2023. PSUs earned based on achievement of the PSU Performance Condition are subject to a time-based vesting requirement, pursuant to which 25% vested on the one-year anniversary of the grant date and the remaining balance vests in equal quarterly installments over the subsequent four-year service period, subject to continued service.
Stock-based compensation expense related to the 2023 PSU Awards is recognized over the longer of the expected achievement period for the PSU Performance Condition and the PSU Service Condition associated with the time-based vesting requirement.
For the years ended December 31, 2025, 2024, and 2023, the weighted-average grant-date fair value of PSUs granted was $15.66, $12.06, and $11.72, respectively. During the years ended December 31, 2025, 2024, and 2023, the Company recorded stock-based compensation expense related to PSUs of $15.5 million, $3.1 million, and $2.4 million, respectively. As of December 31, 2025, unrecognized stock-based compensation cost was $23.3 million, which is expected to be recognized over a weighted-average period of 1.6 years.
2018 Employee Stock Purchase Plan
In 2018, the Company’s board of directors and stockholders each adopted the 2018 ESPP. A total of 1,700,000 shares of common stock was initially reserved for issuance under the 2018 ESPP. On January 1 of each year, shares available for issuance are increased based on the provisions of the 2018 ESPP, up to an aggregate maximum of 20,400,000 shares issued under the 2018 ESPP, subject to adjustment for certain company capital changes. The 2018 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount of up to 15% through payroll deductions of their eligible compensation, subject to any plan limitations. Except for the initial offering period, the 2018 ESPP provides for 24-month offering periods beginning November 15 and May 15 of each year, and each offering period consists of four 6-month purchase periods. Pursuant to the terms of the 2018 ESPP, in January 2025, the number of shares of common stock available for issuance was increased by 1,082,787 shares.

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

For the years ended December 31, 2025, 2024, and 2023, the assumptions used to determine the fair value of the shares to be awarded was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	2025	2024	2023
Dividend yield	—%	—%	—%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rates	3.6% - 4.3%	4.3% - 5.4%	4.0% - 5.4%
Expected volatility	49% - 58%	44% - 64%	58% - 74%
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
Additionally, in the event the fair market value of the Company’s common stock on the first day of a subsequent offering period is less than the fair market value of the Company’s common stock on the offering date of the current offering period, the offering period resets, and the new lower price becomes the new offering price for a new 24 month offering period. During the year ended December 31, 2025, the Company issued 412,658 shares of common stock under the 2018 ESPP.
As of December 31, 2025, there was $3.0 million of unrecognized stock-based compensation expense that is expected to be recognized over the remaining term of the respective offering periods.
Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations and comprehensive income for the years ended December 31, 2025, 2024, and 2023:

(In thousands)	2025	2024	2023
Cost of revenue	$760	$1,586	$1,900
Research and development	23,023	29,923	28,006
Sales and marketing	6,347	11,670	14,030
General and administrative	35,260	25,212	30,259
Total	$65,390	$68,391	$74,195
For the years ended December 31, 2025 and 2024, the Company recorded $10.1 million and $12.8 million, respectively, of tax benefit on total stock-based compensation expense. The amounts are reflected in income taxes (provision) benefit in the consolidated statement of operations and comprehensive income. Tax benefits on total stock-based compensation for the year ended December 31, 2023 was not material.
Stock-Based Compensation to Employees
Stock-based compensation expense related to employees for the year ended December 31, 2025 was $68.4 million and $1.8 million related to RSU and PSU grants and the 2018 ESPP, respectively. Stock-based compensation expense related to employees for the year ended December 31, 2025 for stock options was immaterial and no unrecognized stock-based compensation expense related to employee stock options remained as of December 31, 2025.
Stock-based compensation expense related to employees for the year ended December 31, 2024 was $1.3 million, $66.2 million, and $2.6 million related to stock options, RSU and PSU grants, and the 2018 ESPP, respectively.
Stock-based compensation expense related to employees for the year ended December 31, 2023 was $5.1 million, $65.1 million, and $5.0 million related to stock options, RSUs, and the 2018 ESPP, respectively.

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

Note 13—Net Income per Share
The following table sets forth the computation of the Company’s basic and diluted net income per share for the years ended December 31, 2025, 2024, and 2023:

(In thousands, except share and per share data)	2025	2024	2023
Numerator:
Basic: net income	$115,425	$215,586	$46,887
Gain on early extinguishment of debt, net of tax		—	(38,525)
Interest expense related to convertible senior notes, net of tax	2,069	2,239	389
Diluted: net income	$117,494	$217,825	$8,751

Denominator:
Weighted-average shares used to compute net income per share, basic and diluted
Basic	132,485,498	133,620,612	134,774,189
Options to purchase common stock	517,864	1,211,092	1,401,107
Common stock issuable upon vesting of restricted stock units and performance stock units	1,967,220	2,437,873	—
Common stock issuable upon exercise of common stock warrants	149,905	232,813	299,741
Common stock issuable in connection with employee stock purchase plan	76,071	186,594	16,270
Common stock issuable in connection with convertible senior notes	5,463,045	5,463,045	771,923
Diluted	140,659,603	143,152,029	137,263,230

Net income per share:
Basic	$0.87	$1.61	$0.35
Diluted	$0.84	$1.52	$0.06
For the years ended December 31, 2025, 2024, and 2023, the following potentially dilutive shares were excluded from the computation of diluted net income per share because including them would have been anti-dilutive:

	2025	2024	2023
Options to purchase common stock	1,500,000	1,500,000	1,859,807
Common stock issuable upon vesting of RSUs and PSUs	6,853,777	6,403,843	10,348,892
Common stock issuable in connection with employee stock purchase plan	661,620	557,444	1,110,018
Common stock issuable in connection with convertible senior notes	—	—	5,463,045
Total	9,015,397	8,461,287	18,781,762
Note 14—Income Taxes
For the years ended December 31, 2025, 2024, and 2023, income before income taxes consisted of the following:

(In thousands)	2025	2024	2023
Domestic	$152,596	$89,556	$48,662
Foreign	580	871	215
Total income before income taxes	$153,176	$90,427	$48,877
For the years ended December 31, 2025, 2024, and 2023, the components of the income tax benefit (provision) were as follows:

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

(In thousands)	2025	2024	2023
Current:
Federal	$(10,366)	$(1,394)	$(978)
State	(3,245)	(2,593)	(902)
Foreign	(5,647)	(112)	(110)
Total current	$(19,258)	$(4,099)	$(1,990)
Deferred:
Federal	$(9,773)	$110,923	$—
State	(12,334)	18,335	—
Foreign	3,614	—	—
Total deferred	$(18,493)	$129,258	$—
Income tax benefit (provision)	$(37,751)	$125,159	$(1,990)
For the years ended December 31, 2025, 2024, and 2023, the components of the income taxes paid (net of refunds) were as follows:

(In thousands)	2025	2024	2023
U.S. Federal	$10,300	$1,816	$1,300
U.S. State and Local
Illinois	—	339	181
Pennsylvania	—	—	179
Florida	—	303	—
New York	—	614	—
New York City	—	542	—
Other	2,955	918	317
Foreign	234	58	7
Total	$13,489	$4,590	$1,984
The Company had an effective tax rate of 24.6%, (138.4)%, and 4.1% for the years ended December 31, 2025, 2024, and 2023, respectively. The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2025, 2024, and 2023 were as follows:

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

	2025		2024		2023
in millions (except for percentages)	Amount	%	Amount	%	Amount	%
U.S. federal statutory rate	$32.20	21.0%	$19.00	21.0%	$10.30	21.0%
State and local income taxes, net of federal income tax effect (1)	14.90	9.7%	(16.70)	(18.5)%	(0.10)	(0.2)%
Foreign tax effects
Netherlands
Acquisition integration	1.50	1.0%	—	—%	—	—%
Other foreign jurisdictions	0.40	0.2%	—	—%	—	—%
Effect of cross-border tax laws
Foreign-derived intangible income	(11.20)	(7.3)%	(3.40)	(3.8)%	(2.70)	(5.6)%
Tax credits
Research & development credit	(4.90)	(3.2)%	(5.80)	(6.4)%	(5.00)	(10.3)%
Changes in valuation allowances	—	—%	(122.70)	(135.7)%	(14.70)	(30.1)%
Nontaxable or nondeductible items
Stock based and non-deductible employee compensation	3.50	2.3%	2.60	2.9%	8.60	17.7%
Other	1.30	0.9%	0.20	0.2%	(0.40)	(0.8)%
Changes in unrecognized tax benefits	1.25	0.8%	1.64	1.8%	1.19	2.5%
Other adjustments
Other	(1.20)	(0.8)	—	—%	4.80	9.9%
Effective tax rate	$37.75	24.6%	$(125.16)	(138.4)%	$1.99	4.1%
(1) State taxes in California made up the majority (greater than 50%) of the tax effect in this category for 2025 and 2024. State taxes in Illinois, Pennsylvania, and Texas made up the majority (greater than 50%) of the tax effect in this category for 2023.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2025 and 2024, the significant components of the Company’s deferred tax assets and liabilities were as follows:

(In thousands)	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$7,035	$10,799
Stock-based compensation	8,386	8,056
Operating lease liability	2,646	2,561
Accrued liabilities, reserves and other	7,950	7,080
Acquired intangible assets	1,637	—
Capitalized research and development	96,888	78,606
Tax Credits	8,778	25,882
Gross deferred tax assets	133,320	132,984
Valuation allowance	(15,911)	—
Total deferred tax assets	117,409	132,984
Deferred tax liabilities:
Prepaid expenses	—	(250)
Operating lease asset	(1,165)	(1,316)
Acquired intangibles	(4,749)	(2,639)
Total deferred tax liabilities	(5,914)	(4,205)
Net deferred tax assets	$111,495	$128,779
The change in valuation allowance for deferred tax assets was as follows for the periods presented:

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

(In thousands) Year Ended December 31,	Balance at Beginning of Year	Additions Charged to Costs & Expenses	Additions Charged to Other Accounts	Deductions	Balance at End of Year
2025	$—	$15,916	$(5)	$—	$15,911
2024	140,339	(140,339)	—	—	—
2023	157,353	(16,262)	(752)	—	140,339
The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance when it is more likely than not that some or all of its deferred tax assets will not be realized. This assessment is based on the weight of all available positive and negative evidence, including cumulative pre-tax income or losses, anticipated future earnings, the impact of permanent differences, and items recorded in other comprehensive income or losses.
As of December 31, 2024, the Company released its U.S. federal and state valuation allowance after concluding that it was more likely than not that its deferred tax assets would be realized. This conclusion was supported by the achievement of cumulative U.S. pre-tax income over the prior three-year period, adjusted for permanent differences and other comprehensive losses, which provided objective and verifiable evidence of sustained profitability.
The Company recorded a valuation allowance of $15.9 million as of December 31, 2025 against its California deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met “more likely than not” realization criteria. The valuation allowance increase during 2025 was primarily driven by additional California research and development tax credit generated during the year, following the full release of the Company’s valuation allowance in 2024. The Company expects research and development tax credit generation to exceed its ability to utilize the credits in future years. The Company will continue to monitor the need for a valuation allowance against its deferred tax assets on a quarterly basis.
The Company had federal net operating loss, which is referred to as NOL, carryforwards of approximately $2.0 million and $18.9 million as of December 31, 2025 and 2024, respectively. The federal NOL carryforwards of $2.0 million generated after December 31, 2017 can be carried forward indefinitely with utilization in any year limited to 80% of the Company’s taxable income or any limitation under Section 382. The Company has California NOL carryforwards of approximately $90.9 million and $91.0 million as of December 31, 2025 and 2024, respectively. California NOLs will begin to expire in 2032 if not utilized.
The Company had federal research and development credits of approximately $4.4 million and $31.1 million as of December 31, 2025 and 2024, respectively. The federal research and development credits will begin to expire in 2045 if not utilized. The Company has California research and development credits of approximately $20.4 million and $16.7 million as of December 31, 2025 and 2024, respectively. California research and development credits have an infinite carryforward period.
The Tax Reform Act of 1986 and similar California legislation impose substantial restrictions on the utilization of NOLs and tax credit carryforwards in the event that there is a change in ownership as provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. Such a limitation could result in the expiration of the NOL carryforwards and tax credits before utilization, which could result in increased future tax liabilities.
Uncertain Tax Positions
As of December 31, 2025, the Company’s total amount of unrecognized tax benefits was $22.8 million, of which $13.5 million would impact the Company’s effective tax rate, if recognized.
For the years ended December 31, 2025, 2024, and 2023, the activity related to the unrecognized tax benefits were as follows:

(In thousands)	2025	2024	2023
Gross unrecognized tax benefits—beginning balance	$19,966	$18,157	$16,573
Increase related to tax positions taken during prior year	655	112	342
Decrease related to tax positions taken during prior year	(28)	(19)	(21)
Increase related to tax positions taken during current year	2,161	1,716	1,263
Gross unrecognized tax benefits—ending balance	$22,754	$19,966	$18,157

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the provision for income taxes in the period that such determination is made. As of December 31, 2025, the Company did not currently recognize any penalties or interest charges relating to uncertain tax positions. The Company does not anticipate the recorded reserves to change significantly in the next 12 months.
The Company is subject to taxation in the United States and various other state and foreign jurisdictions. Due to certain tax attribute carryforwards, the tax years 2001 to 2024 remain open to examination by the major taxing jurisdictions in which the Company is subject to tax. As of December 31, 2025, the Company was not under examination by the Internal Revenue Service. Due to differing interpretations of tax laws and regulations, tax authorities may dispute the Company’s tax filing positions. The Company periodically evaluates its exposures associated with its tax filing positions and believes that adequate amounts have been reserved for adjustments that may result from tax examinations.
On July 4, 2025, Public Law 119-21 was enacted, introducing changes to U.S. tax law, including 100% bonus depreciation and the expensing of domestic research costs. In accordance with ASC 740, Income Taxes, the effects of enacted tax law changes must be recognized in the period in which the legislation is enacted. Certain provisions became effective in the third quarter of 2025, and these impacts have been reflected in the Company’s 2025 results.
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
The following tables set forth significant expense categories and other specified amounts included in consolidated net income that are otherwise regularly provided to the CODM for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
Revenue	$787,784	$769,325	$689,136
Cost of revenue (1)	161,605	163,560	164,088
Research and development (1)	151,411	167,211	146,442
Sales and marketing (1)	135,829	166,331	206,614
General and administrative (1)(2)	105,243	97,903	85,881
Provision for transaction losses	8,140	6,728	12,977
Stock-based compensation expense (3)	65,390	68,391	74,195
Depreciation and amortization	25,710	14,813	9,449
Interest income	(27,437)	(27,963)	(24,424)
Interest expense	3,152	2,761	3,218
Gain on early extinguishment of convertible senior notes	—	—	(38,945)
Restructuring charges (3)	—	18,433	—
Income tax (benefit) provision	37,751	(125,159)	1,990
Other segment items (3)(4)	5,565	730	764
Segment net income	$115,425	$215,586	$46,887

UPWORK INC.
Notes to Consolidated Financial Statements—Continued

(1) Years 2025, 2024, and 2023 exclude stock-based compensation and depreciation and amortization included in cost of revenue, research and development, sales and marketing, and general and administrative expenses, as these amounts are regularly provided to the CODM. Additionally, year 2024 excludes restructuring charges.
(2) Years 2025, 2024, and 2023 exclude expenses related to the Tides Foundation Warrant.
(3) During the year ended December 31, 2024, the Company incurred $19.2 million in costs related to the execution of the Restructuring Plan. Of this amount, $18.4 million is included in Restructuring charges while the remaining amount is allocated between Stock-based compensation expense and Other segment items.
(4) During each of the years ended December 31, 2025, 2024, and 2023, the Company incurred $0.8 million of expenses related to the Tides Foundation Warrant.
Substantially all of the Company’s long-lived assets, including operating lease right-of-use assets, were located in the United States as of December 31, 2025 and 2024.
Note 16—401(k) Plan
The Company offers the Upwork Retirement Savings Plan, which is referred to as the Retirement Plan, a defined contribution plan that allows eligible employees to defer a portion of their pre-tax salary, subject to the statutory annual limits. The Retirement Plan provides for a discretionary employer cash matching contribution. The Company makes matching cash contributions equal to 50% of each dollar contributed, subject to a maximum contribution of $5,000 annually per participant. The Company’s total expense for the matching contributions was $3.0 million, $3.9 million, and $3.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Note 17—Restructuring Charges
In October 2024, the Company announced the Restructuring Plan, which was intended to continue the Company’s profitable trajectory, increase efficiency, and accelerate innovation for its customers. The Restructuring Plan included various cost-reduction measures, including workforce reductions, reductions in operating expenses, as well as decreases in capital expenditures. As part of the Restructuring Plan, the Company reduced its total workforce by approximately 21%. The workforce reductions and substantially all related actions were completed by December 31, 2024.
Total restructuring charges of $19.2 million were recorded during the fourth quarter of 2024 and were recognized within the respective functional line items in the Company's consolidated statement of operations and comprehensive income, as summarized in the table below for the year ended December 31, 2024:

(in thousands)	Employee severance and benefit costs	Contract termination costs	Other charges	Total Restructuring Charges

Cost of revenue	$139	$198	$—	$337
Research and development	3,904	4,249	—	8,153
Sales and marketing	5,262	1,872	—	7,134
General and administrative	1,699	559	1,043	3,301
Other income, net	—	—	261	261
Total	$11,004	$6,878	$1,304	$19,186
Contract termination costs included expenses related to the reduction in force of the Company’s contracted workforce impacted by the Restructuring Plan, as well as vendor contract terminations. Other charges included costs such as lease termination costs and disposal of certain fixed assets.
No restructuring charges were recorded for the years ended December 31, 2025 and 2023.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2025.
Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.
Management’s Report on Internal Control Over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2025. This report appears on page 55.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
Insider Trading Arrangements
During the three months ended December 31, 2025, one of our directors and officers (as defined in Section 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, each of which is referred to as a Sales Plan, as set forth in the table below.
Each Sales Plan included a representation from Ms. Brown to the broker administering the plan that she was not in possession of any material nonpublic information regarding Upwork or the Upwork securities subject to the Sales Plan. A similar representation was made to us in connection with the adoption of the Sales Plan under our Insider Trading Policy. Those representations were made as of the date of adoption or modification of the Sales Plan and speak only as of that date. In making those representations, there is no assurance with respect to any material nonpublic information of which Ms. Brown was unaware, or with respect to any material nonpublic information acquired by her or us after the date of the representation.

Name and Position	Action	Date	Type of Trading Arrangement	Maximum Number of Shares of Common Stock Eligible for Sale		Expiration Date(1)
Hayden Brown	Termination	November 11, 2025	Rule 10b5-1	753,510	(2)	December 31, 2025
President and Chief Executive Officer	Adoption	November 19, 2025	Rule 10b5-1	650,000		December 31, 2026
(1) At the time of adoption, each Sales Plan contemplated termination at the earlier of (i) the expiration date set forth in the table and (ii) the date on which the maximum number of shares of our common stock subject to the Sales Plan have been sold thereunder.
(2) Included (i) up to 193,510 shares issuable upon exercise of a stock option previously granted to Ms. Brown and (ii) up to 560,000 shares held by Ms. Brown.
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
The remaining information required by this item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders, which we refer to as the Proxy Statement, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2025, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2025, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2025, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item will be included in our Proxy Statement to be filed with the SEC, within 120 days of the year ended December 31, 2025, and is incorporated herein by reference.

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
(3) Exhibits.
Exhibit Index

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	001-38678	3.1	June 12, 2023
3.2	Amended and Restated Bylaws.	8-K	001-38678	3.1	February 9, 2026
4.1	Form of Common Stock Certificate.	S-1	333-227207	4.1	September 6, 2018
4.2	Warrant, dated May 1, 2018, by and between Upwork and Tides Foundation.	S-1	333-227207	4.4	September 6, 2018
4.3	Description of Securities Registered Under Section 12 of the Exchange Act.					X
4.4	Indenture, dated as of August 10, 2021, between Upwork Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-38678	4.1	August 10, 2021
4.5	Form of 0.25% Convertible Senior Notes due 2026 (included in Exhibit 4.4).	8-K	001-38678	4.2	August 10, 2021
10.1*	Form of Indemnity Agreement by and between Upwork and each of its directors and executive officers.	S-1	333-227207	10.1	September 6, 2018
10.2*	2014 Equity Incentive Plan, as amended, and forms of equity agreements thereunder.	S-1	333-227207	10.3	September 6, 2018
10.3*	2018 Equity Incentive Plan and forms of award agreements thereunder.	S-1	333-227207	10.4	September 6, 2018
10.4*	2018 Employee Stock Purchase Plan and enrollment forms thereunder.	S-1	333-227207	10.5	September 6, 2018
10.5*	Offer Letter, dated August 3, 2018, by and between Upwork and Gary Steele.	S-1	333-227207	10.16	September 6, 2018
10.6*	Offer Letter, dated June 17, 2019 by and between Upwork and Leela Srinivasan.	10-Q	001-38678	10.2	August 7, 2019
10.7*	Amended and Restated Offer Letter, dated December 8, 2019, by and between Upwork and Hayden Brown.	10-K	001-38678	10.11	March 2, 2020
10.8*	Offer Letter, dated October 13, 2020, by and between Upwork Inc. and Anilu Vazquez-Ubarri.	10-K	001-38678	10.21	February 24, 2021
10.9*	Stock Option Agreement, dated January 18, 2021, by and between Upwork Inc. and Hayden Brown.	10-Q	001-38678	10.1	May 4, 2021
10.10	Form of Capped Call Transaction Confirmation.	8-K	001-38678	10.1	August 10, 2021
10.11*	Offer Letter, dated March 22, 2023, by and between Upwork Inc. and Erica Gessert.	10-Q	001-38678	10.1	May 3, 2023
10.12*	Amended and Restated Offer Letter, dated November 14, 2024, by and between Upwork Inc. and Dave Bottoms.	10-K	001-38678	10.16	February 13, 2025
10.13*	Offer Letter, dated April 17, 2025, by and between Upwork Inc. and Dana L. Evan.	10-Q	001-38678	10.1	August 6, 2025
10.14*	Offer Letter, dated April 22, 2025, by and between Upwork Inc. and Glenn Kelman.	10-Q	001-38678	10.2	August 6, 2025
10.15*	Amended and Restated Change in Control and Severance Agreement, dated June 16, 2025, by and between Upwork Inc. and Hayden Brown.	10-Q	001-38678	10.4	August 6, 2025
10.16*	Amended and Restated Change in Control and Severance Agreement, dated June 16, 2025, by and between Upwork Inc. and Erica Gessert.	10-Q	001-38678	10.5	August 6, 2025

10.17*	Upwork Amended and Restated Performance Bonus Plan.	10-Q	001-38678	10.1	November 4, 2025
10.18*	Amendment to Offer Letter, effective August 18, 2025, by and among Upwork Inc., Upwork Global LLC and David T. Bottoms.	10-Q	001-38678	10.2	November 4, 2025
10.19*	Amended and Restated Change in Control and Severance Agreement, dated August 18, 2025, by and among Upwork Inc., Upwork Global LLC and David T. Bottoms.	10-Q	001-38678	10.3	November 4, 2025
19.1	Insider Trading Policy.					X
21.1	List of Subsidiaries.					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature page to Annual Report).					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1*	Upwork Inc. Incentive Compensation Recovery Policy.	10-K	001-38678	97.1	February 15, 2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2025 is formatted in Inline XBRL.					X
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

Upwork Inc.
Date: February 12, 2026	By:	/s/ Hayden Brown
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

Signature	Title	Date

/s/ Hayden Brown	President, Chief Executive Officer, and Director	February 12, 2026
Hayden Brown	(Principal Executive Officer)

/s/ Erica Gessert	Chief Financial Officer	February 12, 2026
Erica Gessert	(Principal Financial Officer)

/s/ Sabrina Mekhalfa	Chief Accounting Officer	February 12, 2026
Sabrina Mekhalfa	(Principal Accounting Officer)

/s/ Dana L. Evan	Director	February 12, 2026
Dana L. Evan

/s/ Kevin Harvey	Director	February 12, 2026
Kevin Harvey

/s/ Glenn Kelman	Director	February 12, 2026
Glenn Kelman

/s/ Thomas Layton	Director	February 12, 2026
Thomas Layton

/s/ Leela Srinivasan	Director	February 12, 2026
Leela Srinivasan

/s/ Gary Steele	Director	February 12, 2026
Gary Steele

/s/ Anilu Vazquez-Ubarri	Director	February 12, 2026
Anilu Vazquez-Ubarri