Form 10-Q
period 2026-03-31
UPWORK, INC
filed 2026-05-07
CIK 1627475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of April 30, 2026, there were 123,518,137 shares of the registrant’s common stock outstanding.

Unless otherwise expressly stated or the context otherwise requires, references in this Quarterly Report on Form 10-Q, which we refer to as this Quarterly Report, to “Upwork,” “Company,” “our,” “us,” and “we” and similar references refer to Upwork Inc. and its wholly owned subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include all statements other than statements of historical fact, including any statements regarding our future operating results and financial position, information or predictions concerning the future of our business or strategy, future products, features, or functionality, anticipated events and trends, including future research and development, sales and marketing, and general and administrative expenses, and provision for transaction losses, potential growth or growth prospects, our competitive position, technological and market trends, industry environment, the economy, our plans with respect to share repurchases, the expected impact of cost-saving initiatives, the expected impact and timing of strategic initiatives, including the launch of Lifted, our enterprise-focused subsidiary, and its acquisitions of Bubty B.V., which we refer to as Bubty, and Ascen Inc., which we refer to as Ascen, and other future conditions. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
UPWORK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share data)	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$328,400	$294,356
Marketable securities	251,334	378,425
Funds held in escrow, including funds in transit	203,685	180,752
Trade and client receivables – net of allowance of $6,329 and $5,919 as of March 31, 2026 and December 31, 2025, respectively	75,911	76,236
Prepaid expenses and other current assets	23,971	21,064
Total current assets	883,301	950,833
Property and equipment, net	49,278	44,421
Goodwill	149,192	149,192
Intangible assets, net	34,231	37,161
Operating lease asset	12,656	5,011
Deferred tax asset	111,402	111,495
Other assets, noncurrent	1,892	1,467
Total assets	$1,241,952	$1,299,580

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,092	$7,858
Escrow funds payable	203,685	180,752
Debt, current	360,231	359,770
Accrued expenses and other current liabilities	63,994	94,023
Deferred revenue	8,199	7,765
Total current liabilities	647,201	650,168
Operating lease liability, noncurrent	15,197	9,707
Other liabilities, noncurrent	9,927	9,390
Total liabilities	672,325	669,265
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value; 490,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 123,574,974 and 130,545,236 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	12	13
Additional paid-in capital	501,066	592,599
Accumulated and other comprehensive income	139	754
Retained earnings	68,410	36,949
Total stockholders’ equity	569,627	630,315
Total liabilities and stockholders’ equity	$1,241,952	$1,299,580
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2026	2025
Revenue	$195,483	$192,706
Cost of revenue	44,641	41,806
Gross profit	150,842	150,900
Operating expenses
Research and development	43,307	46,152
Sales and marketing	37,437	35,751
General and administrative	35,158	28,048
Provision for transaction losses	2,222	2,259
Total operating expenses	118,124	112,210
Income from operations	32,718	38,690
Other income, net	4,992	6,317
Income before income taxes	37,710	45,007
Income tax provision	(6,249)	(7,277)
Net income	$31,461	$37,730

Net income per share:
Basic	$0.25	$0.28
Diluted	$0.24	$0.27

Weighted-average shares used to compute net income per share:
Basic	128,116	135,208
Diluted	135,656	142,777

Other comprehensive income, net of tax:
Net unrealized holding gain on marketable securities, net	$(615)	$284
Total comprehensive income	$30,846	$38,014
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
Three Months Ended March 31, 2026	Shares	Amount
Balances as of December 31, 2025	130,545,236	$13	$592,599	$754	$36,949	$630,315
Issuance of common stock upon exercise of stock options and common stock warrants	20,500	—	83	—	—	83
Stock-based compensation expense	—	—	17,002	—	—	17,002
Issuance of common stock for settlement of RSUs	1,130,978	—	—	—	—	—
Tides Foundation common stock warrant expense	—	—	188	—	—	188
Repurchase of common stock, including excise tax	(8,121,740)	(1)	(108,806)	—	—	(108,807)
Unrealized gain on marketable securities	—	—	—	(615)	—	(615)
Net income	—	—	—	—	31,461	31,461
Balances as of March 31, 2026	123,574,974	$12	$501,066	$139	$68,410	$569,627

(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended March 31, 2025	Shares	Amount
Balances as of December 31, 2024	135,348,453	$14	$653,575	$264	$(78,476)	$575,377
Issuance of common stock upon exercise of stock options	163,078	—	652	—	—	652
Stock-based compensation expense	—	—	13,337	—	—	13,337
Issuance of common stock for settlement of RSUs	869,141	—	—	—	—	—
Tides Foundation common stock warrant expense	—	—	188	—	—	188
Repurchase of common stock, including excise tax	(2,331,772)	(1)	(33,225)	—	—	(33,226)
Unrealized gain on marketable securities	—	—	—	284	—	284
Net income	—	—	—	—	37,730	37,730
Balances as of March 31, 2025	134,048,900	$13	$634,527	$548	$(40,746)	$594,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,461	$37,730
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for transaction losses	1,946	2,066
Depreciation and amortization	9,099	4,861
Amortization of debt issuance costs	460	460
Accretion of discount on purchases of marketable securities, net	(1,850)	(1,943)
Amortization of operating lease asset	397	202
Tides Foundation common stock warrant expense	188	188
Stock-based compensation expense	15,421	12,272
Deferred taxes	93	—
Changes in operating assets and liabilities:
Trade and client receivables	(784)	(3,535)
Prepaid expenses and other assets	(3,480)	(3,298)
Operating lease liability	(25)	830
Accounts payable	3,124	(1,987)
Accrued expenses and other liabilities	(33,466)	(11,108)
Deferred revenue	435	227
Net cash provided by operating activities	23,019	36,965
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	—	(50,708)
Proceeds from maturities of marketable securities	128,326	51,380
Proceeds from sale of marketable securities	—	280
Purchases of property and equipment	(1,723)	(2,472)
Internal-use software and platform development costs	(8,391)	(3,703)
Net cash provided by (used in) investing activities	118,212	(5,223)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in escrow funds payable, net	23,554	19,258
Proceeds from exercises of stock options and common stock warrants	83	652
Repurchase of common stock	(107,891)	(33,054)
Net cash used in financing activities	(84,254)	(13,144)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	56,977	18,598
Cash, cash equivalents, and restricted cash—beginning of period	478,908	505,593
Cash, cash equivalents, and restricted cash—end of period	$535,885	$524,191
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$500	$64
Cash paid for interest	559	451
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Right-of-use asset recognized	$8,042	$—
Property and equipment purchased but not yet paid	150	875
Internal-use software and platform development costs incurred but not yet paid	345	227
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
The Company’s customers consist of both talent and clients, where talent includes independent professionals and agencies of varying sizes that deliver services through the Upwork Marketplace, Lifted, or other Company workforce solutions. Clients range from small businesses and entrepreneurs to large enterprises that seek and engage with talent through these platforms and other workforce solutions.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, which is referred to as U.S. GAAP, and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which is referred to as the Annual Report, filed with the SEC on February 13, 2026.
The condensed consolidated balance sheet as of December 31, 2025, included herein, was derived from the audited financial statements as of that date but does not include all disclosures including notes required by U.S. GAAP.
The condensed consolidated financial statements include the accounts of Upwork and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.
The accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair statement of the financial position, results of operations, changes in stockholders’ equity and cash flows for the interim periods, but do not purport to be indicative of the results of operations or financial condition to be anticipated for the full year ending December 31, 2026. Prior period presentation has been revised to conform to the current period presentation as of March 31, 2026.
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
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which is referred to as ASU 2025-05. ASU 2025-05 provides an optional practical expedient to permit entities to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of short-term trade receivables and contract assets when developing reasonable and supportable forecasts for estimating expected credit losses. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025. The Company adopted ASU 2025-05. The Company has evaluated the impact of ASU 2025-05 and as a result its adoption did not have a material impact on the consolidated financial statements. The Company’s trade receivables are short-duration in nature and have historically experienced low credit losses, and its existing aging-based allowance methodology is substantially consistent with the practical expedient introduced by ASU 2025-05.
Recent Accounting Pronouncements Not Yet Adopted
With the exception of those discussed below, the Company has reviewed the accounting pronouncements issued prior to or during the three months ended March 31, 2026, and concluded they were either not applicable or not expected to have a material impact on the Company’s condensed consolidated financial statements.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which is referred to as ASU 2025-06. ASU 2025-06 modernizes the accounting for internal-use software by removing all references to prescriptive and sequential software development stages. ASU 2025-06 requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project, and it is probable that the project will be completed and the software will be used for its intended purpose. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the timing of adoption and the potential impact of this new guidance on its consolidated financial statements.

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
The Company disaggregates revenue by two types of services: Marketplace revenue and Enterprise revenue.
The following table sets forth total revenue by type of service for the periods presented:

	Three Months Ended March 31,
(In thousands)	2026	2025
Marketplace	$170,705	$166,293
Enterprise	24,778	26,413
Total revenue	$195,483	$192,706
The following table sets forth total revenue by geographic area based on the billing address of talent and clients for the periods presented:

	Three Months Ended March 31,
(In thousands)	2026	2025
Talent
United States	$29,787	$27,339
Philippines	14,584	14,584
India	12,693	13,501
Pakistan (1)	13,211	10,650
Rest of world (1)(2)	42,881	41,721
Total talent	113,156	107,795
Clients
United States	57,989	59,242
Rest of world (2)	24,338	25,669
Total clients	82,327	84,911
Total revenue	$195,483	$192,706
(1) For the three months ended March 31, 2025, the Company revised the presentation of geographic revenue to separately present Pakistan to conform to the current period presentation. This change in presentation did not impact total talent revenue or total revenue for the periods presented.
(2) During each of the three months ended March 31, 2026 and 2025, no single country included in the Rest of world category had revenue that exceeded 10% of total talent revenue, total clients revenue, or total revenue.
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
Contract Balances
The following table provides information about the balances of the Company’s Trade and client receivables, net of allowance and contract liabilities included in deferred revenue and other liabilities, noncurrent as of the dates presented:

(In thousands)	March 31, 2026	December 31, 2025
Trade and client receivables, net of allowance	$75,911	$76,236
Contract liabilities
Deferred revenue, current	8,199	7,765
During the three months ended March 31, 2026, changes in the contract liabilities balances were primarily the result of normal business activity.
Revenue recognized during the three months ended March 31, 2026 that was included in deferred revenue as of December 31, 2025 was $7.8 million. Revenue recognized during the three months ended March 31, 2025 that was included in deferred revenue as of December 31, 2024 was $7.2 million.
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
The Company’s financial instruments that are carried at fair value consist of Level I and Level II assets as of March 31, 2026 and December 31, 2025. The following tables summarize the Company’s available-for-sale marketable securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category reported as cash equivalents or marketable securities as of March 31, 2026 and December 31, 2025:

(In thousands) March 31, 2026	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cash Equivalents	Marketable Securities
Level I
Money market funds	$176,418	$—	$—	$176,418	$176,418	$—
Treasury bills	113,260	—	(26)	113,234	—	113,234
U.S. government securities	35,773	47	(30)	35,790	—	35,790
Total Level I	325,451	47	(56)	325,442	176,418	149,024
Level II
Corporate bonds	101,155	221	(73)	101,303	—	101,303
Foreign government and agency securities	999	8	—	1,007	—	1,007
Total Level II	102,154	229	(73)	102,310	—	102,310
Total	$427,605	$276	$(129)	$427,752	$176,418	$251,334

(In thousands) December 31, 2025	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cash Equivalents	Marketable Securities
Level I
Money market funds	$73,519	$—	$—	$73,519	$73,519	$—
Treasury bills	257,425	88	—	257,513	39,697	217,816
U.S. government securities	37,642	122	—	37,764	—	37,764
Total Level I	368,586	210	—	368,796	113,216	255,580
Level II
Corporate bonds	117,532	561	(1)	118,092	—	118,092
Foreign government and agency securities	4,738	15	—	4,753	—	4,753
Total Level II	122,270	576	(1)	122,845	—	122,845
Total	$490,856	$786	$(1)	$491,641	$113,216	$378,425
Additionally, the Company deposits funds held in escrow in interest-bearing and non-interest-bearing cash accounts. The interest earned on the interest-bearing accounts is included in Revenue in the Company’s condensed consolidated statement of operations and comprehensive income. As of March 31, 2026 and December 31, 2025, the fair value of the Company’s funds held on behalf of customers and held in interest-bearing cash accounts was measured using Level I inputs.
The Company’s non-financial assets acquired pursuant to its acquisitions of Bubty B.V., which is referred to as Bubty, and Ascen Inc., which is referred to as Ascen, including intangible assets and goodwill, are measured at estimated fair value on a non-recurring basis. For additional information, refer to “Note 7—Business Combination.”
The following table summarizes the remaining contractual maturities of our cash equivalents and marketable securities as of March 31, 2026:

(In thousands)	Amortized Cost	Fair Value
Due within one year	$292,454	$292,425
Due after one year through five years	135,151	135,327
Total	$427,605	$427,752

Unrealized Investment Losses
For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell these securities, nor does it anticipate that it will need to or be required to sell the securities. As of March 31, 2026 and December 31, 2025, the decline in fair value of these securities was attributable to changes in interest rates and not due to credit-related factors. As of March 31, 2026 and December 31, 2025, the Company considered any decreases in market value to be temporary in nature and did not consider any of the Company’s marketable securities to be other-than-temporarily impaired. The Company did not record any impairment charges with respect to its marketable securities during each of the three months ended March 31, 2026 and 2025.
During the three months ended March 31, 2026 and 2025, interest income, net was $5.8 million and $7.1 million, respectively. Interest income, net is included in Other income, net in the Company’s condensed consolidated statement of operations and comprehensive income.
Note 5—Balance Sheet Components
Cash and Cash Equivalents, Restricted Cash, and Funds Held In Escrow, Including Funds In Transit
The following table reconciles cash and cash equivalents, restricted cash, and funds held in escrow that are restricted as reported in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 to the total of the same amounts shown in the condensed consolidated statement of cash flows for the three months ended March 31, 2026:

(In thousands)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$328,400	$294,356
Restricted cash	3,800	3,800
Funds held in escrow, including funds in transit	203,685	180,752
Total cash, cash equivalents, and restricted cash as shown in the condensed consolidated statement of cash flows	$535,885	$478,908
Property and Equipment, Net
Property and equipment, net consisted of the following as of the dates presented:

(In thousands)	March 31, 2026	December 31, 2025
Internal-use software and platform development	$92,674	$83,461
Leasehold improvements	8,609	7,755
Computer equipment and software	8,312	7,630
Office furniture and fixtures	1,118	1,076
Total property and equipment	110,713	99,922
Less: accumulated depreciation	(61,435)	(55,501)
Property and equipment, net	$49,278	$44,421
For the three months ended March 31, 2026 and 2025, depreciation expense related to property and equipment, excluding internal-use software and platform development, was $0.7 million and $0.4 million, respectively.
For the three months ended March 31, 2026 and 2025, the Company capitalized $9.2 million and $4.6 million of internal-use software and platform development costs, respectively.
For the three months ended March 31, 2026 and 2025, amortization expense related to the capitalized internal-use software and platform development costs was $5.5 million and $2.6 million, respectively.

Intangible Assets, Net
The carrying value of intangible assets was as follows as of the dates presented:

	March 31, 2026			December 31, 2025
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$34,600	$8,300	$26,300	$34,600	$6,203	$28,397
Assembled workforce	3,188	3,188	—	3,188	3,188	—
Customer relationships	11,000	3,069	7,931	11,000	2,236	8,764
Total	$48,788	$14,557	$34,231	$48,788	$11,627	$37,161
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of the dates presented:

(In thousands)	March 31, 2026	December 31, 2025
Accrued compensation and related benefits	$16,185	$51,858
Accrued taxes	24,078	19,715
Accrued vendor expenses	11,774	12,899
Accrued payment processing fees	5,153	4,708
Accrued talent costs	1,581	1,678
Operating lease liability, current	4,049	1,672
Other	1,174	1,493
Total accrued expenses and other current liabilities	$63,994	$94,023
Stockholders’ Equity
For all performance stock unit awards, which are referred to as PSU awards, granted under the Company’s 2018 Equity Incentive Plan, which is referred to as the 2018 EIP, the number of PSU awards that become earned and eligible to vest is based on the Company’s achievement of performance conditions established at the time of grant by the compensation committee of the Company’s board of directors, which is referred to as the compensation committee, relating to one or more performance periods, which is referred to as the PSU Performance Condition. Following the completion of the applicable performance period, the compensation committee certifies the Company’s achievement of the applicable PSU Performance Condition, and the dates on which such certifications occur are referred to as Certification Dates. In order for any PSU awards to be earned and vest, recipients must remain in continuous service with the Company through the applicable Certification Date, which is referred to as the PSU Service Condition.
The Company classifies all PSU awards as equity awards. Stock-based compensation expense related to PSU awards is recognized as a component of operating expenses in the Company’s condensed consolidated statements of operations and comprehensive income and is recognized over the longer of the expected achievement period of the applicable PSU Performance Condition or the applicable PSU Service Condition. The grant-date fair value of PSU awards is determined using valuation techniques appropriate for the specific award terms, including valuation models that incorporate the impact of market-based conditions, as applicable. At each reporting date prior to the applicable Certification Date, the Company reassesses the number of PSU awards that are probable of vesting, and any changes are reflected in stock-based compensation expense in the period of change.

2026 PSU Awards
In February 2026, the compensation committee approved the grant of PSU awards to certain members of the Company’s leadership team under the 2018 EIP, which awards are referred to as the 2026 PSU Awards. These awards were granted on February 18, 2026.
Up to fifty percent of the maximum number of shares subject to the 2026 PSU Awards are eligible to vest based on the Company’s achievement of certain financial performance targets over a two-year performance period consisting of the Company’s fiscal years ending December 31, 2026 and 2027, and up to the remaining fifty percent of the maximum number of shares subject to the 2026 PSU Awards are eligible to vest based on the Company’s achievement of certain financial performance targets over a three-year performance period consisting of the Company’s fiscal years ending December 31, 2026, 2027, and 2028. The performance targets consist of a weighted average achievement percentage, reflecting equal weighting of adjusted EBITDA and revenue achievement for each fiscal year within the applicable performance period, subject to adjustment by a relative total shareholder return compound annual growth rate multiplier, all as established by the compensation committee at the time of grant.
Stock-based compensation expense related to the 2026 PSU Awards is recognized over the longer of the expected achievement period for the PSU Performance Condition and the PSU Service Condition, which is approximately 24 months and 36 months for the portions of the awards eligible to vest based on performance for the performance periods ending December 31, 2027 and December 31, 2028, respectively.
Share Repurchase Program
In September 2025, the Company’s board of directors authorized a share repurchase program for the repurchase of up to $100.0 million of shares of the Company’s outstanding common stock, which is referred to as the 2025 Share Repurchase Authorization. Under the 2025 Share Repurchase Authorization, the Company repurchased and subsequently retired 2.1 million shares of its common stock for an aggregate amount of $36.0 million, at an average price of $17.33 per share, from September 2025 through December 2025, and an additional 4.6 million shares for an aggregate amount of $64.0 million, at an average price of $14.00 per share, from January 2026 through March 2026. As of March 31, 2026, the Company had no remaining balance available for repurchases under the 2025 Share Repurchase Authorization.
In February 2026, the Company’s board of directors authorized a share repurchase program for the repurchase of up to $300.0 million of shares of the Company’s outstanding common stock, which is referred to as the 2026 Share Repurchase Authorization, and together the 2026 Share Repurchase Authorization and the 2025 Share Repurchase Authorization are referred to as the Share Repurchase Authorizations. Under the 2026 Share Repurchase Authorization, the Company repurchased and subsequently retired 3.5 million shares of its common stock for an aggregate amount of $43.9 million, at an average price of $12.37 per share, in March 2026. As of March 31, 2026, the Company had $256.1 million available for repurchase under the 2026 Share Repurchase Authorization.
Collectively, during the three months ended March 31, 2026, the Company repurchased and subsequently retired 8.1 million shares of its common stock for an aggregate amount of $107.9 million at an average price of $13.28 per share, including fees associated with the repurchases and excluding excise tax, under the Share Repurchase Authorizations.
Repurchases of the Company’s common stock under the 2026 Share Repurchase Authorization may be made from time to time on the open market (including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended), in privately negotiated transactions, or by other methods, at the Company’s discretion, and in accordance with applicable securities laws and other restrictions. The 2026 Share Repurchase Authorization has no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason. The 2026 Share Repurchase Authorization does not obligate the Company to repurchase any dollar amount or number of shares, and the timing and amount of any repurchases will depend on market and business conditions.
Note 6—Leases
Lisbon Office Lease
In January 2026, the Company commenced a new operating lease for approximately 16,189 square feet of office space and 27 parking spaces in Lisbon, Portugal, pursuant to a lease agreement entered into in December 2025. Although structured as a services agreement under local law, the Company evaluated the arrangement under U.S. GAAP and concluded that it contains a lease under ASC 842. The initial lease term is 72 months from the commencement date, scheduled to expire in December 2031, unless terminated earlier. The Company evaluated the three-year renewal options and determined they are not reasonably certain to be exercised; accordingly, they have not been included in the measurement of the right-of-use asset or lease liability. As a result of entering into this lease, the Company recognized a right-of-use asset and lease liability of approximately $3.6 million and $3.5 million, respectively. Monthly rent payments under the lease are approximately €0.1 million and are recorded within general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income. The lease is denominated in Euros, and the lease liability is remeasured at each reporting date using the current spot exchange rate, with foreign currency gains and losses recognized in earnings.
Palo Alto Office Lease — Expansion Space
In February 2026, the Company commenced two new operating leases for expansion space at its corporate headquarters in Palo Alto, California, pursuant to a First Amendment to its existing office lease executed in January 2026. The amendment added Suite 125 (approximately 7,540 square feet) and Suite 302 (approximately 1,390 square feet), bringing total leased space at the location to approximately 21,615 square feet across three suites. The term for both suites runs through the existing lease expiration of September 2032. The Company concluded that the expansion represents two separate leases rather than a modification of the existing lease, and both suites are classified as operating leases. The Company evaluated the two existing renewal options, each for an additional three years, and determined they are not reasonably certain to be exercised; accordingly, they have not been included in the measurement of the right-of-use assets or lease liabilities. As a result of entering into these leases, the Company recognized right-of-use assets and lease liabilities of approximately $3.7 million for Suite 125 and approximately $0.7 million for Suite 302. Monthly rent payments, in aggregate under the lease, are approximately $0.1 million and are recorded within general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income.
Note 7—Business Combination
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
The acquisition of Bubty was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. Accordingly, the allocation of the purchase price is as follows (in thousands):

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
As of the acquisition date, the fair value and expected useful lives of the identifiable intangible assets acquired were as follows (dollars in thousands):

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

The acquisition of Ascen was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. Accordingly, the allocation of the purchase price is as follows (in thousands):

Cash and cash equivalents	$2,688
Trade and client receivables	12,420
Intangible assets	15,000
Other current assets	2,116
Total assets	$32,224

Accounts payable, accrued expenses and other liabilities	$9,080
Deferred tax liability	4,306
Total liabilities	$13,386

Net assets	$18,838
Goodwill	21,922
Total purchase price consideration	$40,760
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
As of the acquisition date, the fair value and expected useful lives of the identifiable intangible assets acquired were as follows (dollars in thousands):

	Fair Value	Expected Useful life
Customer relationship	$10,000	3 years
Developed technology	$5,000	5 years
Total intangibles	$15,000
During the three months ended December 31, 2025, the Company decreased goodwill by $1.3 million related to the Ascen acquisition based on new information obtained about facts and circumstances that existed as of the acquisition date, resulting in a reduction to the purchase price allocation. The Company finalized the purchase price allocations for the acquisitions of Bubty and Ascen in accordance with ASC 805, and no further measurement period adjustments are expected.

The Company incurred approximately $4.4 million of transaction-related expenses in connection with these acquisitions for the nine months ended September 30, 2025, all of which were recorded in general and administrative expenses in the consolidated statements of operations and comprehensive income. No additional transaction-related expenses were incurred during the three months ended December 31, 2025.

The Company has not presented unaudited supplemental pro forma financial information for the business acquisitions described above, as management determined that such information was not material to the Company’s consolidated results of operations for the periods presented, assuming the acquisitions had occurred as of the beginning of the comparable prior reporting period.
As of March 31, 2026, acquisition-related compensation includes aggregate founders’ holdback amounts of $16.4 million to be paid over a three-year period from the date of the respective deal close, subject to the relevant founder's continued employment or service, as applicable. This represents compensation for post-combination services because the payments are subject to the relevant founder's continuous employment or service, as applicable, to the relevant vesting dates. The Company expects to recognize related compensation expense over the service period as amounts are earned.
Note 8—Commitments and Contingencies
Letters of Credit
In conjunction with the Company’s operating lease agreements, as of March 31, 2026 and December 31, 2025, the Company had irrevocable letters of credit outstanding in the aggregate amount of $0.3 million. The letters of credit are collateralized by restricted cash in the same amount. No amounts had been drawn against these letters of credit as of March 31, 2026 and December 31, 2025.
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
As of March 31, 2026 and December 31, 2025, the Company was not a party to any material legal proceedings or claims, nor is the Company aware of any pending or threatened litigation or claims, including non-income tax matters, that could reasonably be expected to have a material adverse effect on its business, operating results, cash flows, or financial condition. Accordingly, the amounts accrued for contingencies for which the Company believes a loss is probable were not material as of March 31, 2026 and December 31, 2025.
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

Note 9—Debt
The following table presents the carrying value of the Company’s debt obligations as of March 31, 2026 and December 31, 2025:

(In thousands)	March 31, 2026	December 31, 2025
Convertible senior notes	$360,998	$360,998
Total debt	360,998	360,998
Less: Unamortized debt issuance costs	(767)	(1,228)
Balance	$360,231	$359,770
Debt, current	360,231	359,770
Weighted-average interest rate	0.77%	0.76%
Convertible Senior Notes Due 2026
In August 2021, the Company issued 0.25% convertible senior notes due 2026, which are referred to as the Notes. The Notes were issued pursuant to and are subject to the terms and conditions of an indenture between the Company and Computershare Trust Company, National Association (as successor in interest to Wells Fargo Bank, National Association), as trustee, which is referred to as the Indenture. The Notes were offered and sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. As of March 31, 2026 and December 31, 2025, $361.0 million aggregate principal amount of the Notes remained outstanding.
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
For each of the three months ended March 31, 2026 and 2025, interest expense was $0.2 million, and amortization of the issuance costs was $0.5 million related to the Notes.
As of March 31, 2026 and December 31, 2025, the if-converted value of the Notes did not exceed the outstanding principal amount. As of March 31, 2026, the total estimated fair value of the Notes was $355.0 million and was determined based on a market approach using actual bids and offers of the Notes in an over-the-counter market on the last trading day of the period. The Company considers these assumptions to be Level II inputs in accordance with the fair value hierarchy described in “Note 4—Fair Value Measurements.”
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
Note 10—Net Income per Share
The following table sets forth the computation of the Company’s basic and diluted net income per share for the periods presented:

	Three Months Ended March 31,
(In thousands, except share and per share data)	2026	2025
Numerator:
Basic: net income	$31,461	$37,730
Interest expense related to convertible senior notes, net of tax	573	576
Diluted	$32,034	$38,306

Denominator:
Weighted-average shares used to compute net income per share, basic and diluted
Basic	128,116,112	135,208,178
Options to purchase common stock	488,857	590,766
Common stock issuable upon vesting of restricted stock units and performance stock units	1,410,138	971,177
Common stock issuable upon exercise of common stock warrants	149,905	232,847
Common stock issuable in connection with employee stock purchase plan	27,806	310,599
Common stock issuable in connection with convertible senior notes	5,463,045	5,463,045
Diluted	135,655,863	142,776,612

Net income per share:
Basic	$0.25	$0.28
Diluted	$0.24	$0.27
The following potentially dilutive shares were excluded from the computation of diluted net income per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Options to purchase common stock	1,500,000	1,500,000
Common stock issuable upon vesting of restricted stock units and performance stock units	8,590,572	9,389,674
Common stock issuable in connection with employee stock purchase plan	644,641	373,809
Total	10,735,213	11,263,483

Note 11—Income Taxes
The Company computes its provision for income taxes by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusts the provision for discrete tax items recorded in the period.
For the three months ended March 31, 2026 and 2025, the Company’s income tax provision was $6.2 million and $7.3 million, respectively.
The decrease in income tax provision for the three months ended March 31, 2026, was primarily attributable to lower income before income taxes in the current period.
The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance when it is more likely than not that some or all of its deferred tax assets will not be realized. This assessment is based on the weight of all available evidence, including cumulative pre-tax income or losses, anticipated future earnings, the impact of permanent differences, and items recorded in other comprehensive income or losses.
Based on all available positive and negative evidence, including demonstrated sustained profitability, which is objective and verifiable, and after considering anticipated future earnings, the Company concluded it is more likely than not that its U.S. federal deferred tax assets will be realizable. The Company continues to maintain a valuation allowance against its California deferred tax assets, as it is more likely than not that these assets will not be realized, primarily due to expected research and development tax credit generation exceeding the Company’s ability to utilize these assets in future periods.
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
On July 4, 2025, Public Law 119-21 was enacted, introducing changes to U.S. tax law, including 100% bonus depreciation and the expensing of domestic research costs. In accordance with ASC 740, Income Taxes, the effects of enacted tax law changes must be recognized in the period in which the legislation is enacted. Certain provisions became effective in the first quarter of 2026, and these impacts have been reflected in the Company’s first quarter 2026 results.
Note 12—Segment Information
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly provided to the CODM in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The accounting policies of the Company’s reportable segment, as well as how the Company derives revenue, are consistent with those described in “Note 2—Basis of Presentation and Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
The CODM uses consolidated net income to assess performance, evaluate cost optimization, and allocate resources, including personnel-related and financial or capital resources, in the annual budget and forecasting process, as well as budget-to-actual variances on a monthly basis. As such, the Company has determined that it operates as one operating and reportable segment.
The following tables set forth significant expense categories and other specified amounts included in consolidated net income that are otherwise regularly provided to the CODM for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Revenue	$195,483	$192,706
Cost of revenue (1)	39,128	39,201
Research and development (1)	35,126	38,544
Sales and marketing (1)	36,017	33,750
General and administrative (1)(2)	25,564	22,940
Provision for transaction losses	2,222	2,259
Stock-based compensation expense	15,421	12,272
Depreciation and amortization	9,099	4,861
Interest income	(5,850)	(7,098)
Interest expense	704	686
Income tax provision	6,249	7,277
Other segment items (3)	342	284
Segment net income	$31,461	$37,730
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
(3) For the three months ended March 31, 2026 and 2025, the Company incurred $0.2 million of expenses related to the Tides Foundation Warrant.
Substantially all of the Company’s long-lived assets, including operating lease right-of-use assets, were located in the United States as of March 31, 2026 and December 31, 2025.
Note 13—Subsequent Events
Restructuring Plan
On May 7, 2026, the Company announced a restructuring plan, which is referred to as the Restructuring Plan, intended to build a more efficient operating model and position the Company for profitable growth as the nature of work evolves. The Company anticipates that the Restructuring Plan will include a reduction of the Company’s total workforce by approximately 24% and the Company estimates that it will incur between approximately $16.0 million and $23.0 million in pre-tax restructuring charges in connection with the Restructuring Plan. The Company expects most of these charges to be cash expenditures and to be recognized over the next two or three quarters with the majority of these charges in the second quarter of 2026.

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
We measure economic activity across our portfolio of platforms and other workforce solutions using Gross Services Volume, which we refer to as GSV. GSV represents the total dollar value transacted through all Upwork platforms and other workforce solutions, including client spend for talent services. GSV also includes other client and talent value-added services, such as AI-based solutions, purchases of Connects (which are virtual tokens that are required for talent to bid on projects and purchase ads products on the Upwork Marketplace), payment processing, memberships, and currency services.
Financial Highlights
Over the past several years, we have continued to execute on our strategic initiatives designed to drive sustainable growth and profitability, and improve operational efficiency. These initiatives have centered around four key growth drivers: (i) enhancing monetization and the supply and demand characteristics of the Upwork Marketplace with new ads products and other offerings, enhancing existing offerings, and optimizing our Connects pricing model; (ii) expanding our Enterprise offerings through enhanced solutions and strategic partnerships that enable us to serve a broader range of client segments and deliver end-to-end contingent workforce solutions through Lifted; (iii) expanding our small and medium-sized business, which we refer to as SMB, offerings and support through tailored solutions such as Business Plus; and (iv) advancing our AI capabilities and AI-native experiences, including through Uma™, our proprietary AI work agent, and other AI-driven features that enhance productivity for talent and clients across the Upwork Marketplace.
The execution of these initiatives delivered measurable financial benefits across our business and contributed to Marketplace take rate expansion and revenue growth for the three months ended March 31, 2026. Marketplace revenue increased to $170.7 million, or 3%, for the three months ended March 31, 2026, as compared to $166.3 million in the same period in 2025. Marketplace take rate increased to 19.4% for the three months ended March 31, 2026, as compared to 18.3% in the same period in 2025, reflecting the growing contributions from ads and monetization products.
Enterprise revenue decreased to $24.8 million, or (6)%, for the three months ended March 31, 2026, as compared to $26.4 million in the same period in 2025, largely due to a reduction in client spend resulting from reduced efforts to acquire new customers as we prioritized the transition of Enterprise clients to the Lifted platform. Unless otherwise indicated, Enterprise results discussed herein include the results of Ascen and Bubty following the date that each was acquired by Lifted.
During the three months ended March 31, 2026, we generated net income of $31.5 million, compared to net income of $37.7 million during the same period in 2025. The decrease in net income primarily reflects increased cost of revenue and operating expenses driven by our continued investment in the business, partially offset by revenue growth.
Adjusted EBITDA was $57.4 million for the three months ended March 31, 2026, as compared to $56.0 million during the same period in 2025.
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
Key Financial and Operational Metrics
The key financial and operational metrics that we monitor to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions were as follows, as of or for the period presented:

	Three Months Ended March 31,		Change
(In thousands, except percentages and basis points)	2026	2025
GSV	$987,110	$987,712	—%
Marketplace revenue	$170,705	$166,293	3%
Marketplace take rate	19.4%	18.3%	111 bps
Net income	$31,461	$37,730	(17)%
Adjusted EBITDA (1)	$57,426	$56,011	3%
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

	As of March 31,		% Change
(Active clients are in thousands)	2026	2025
Active clients	784	812	(3)%
GSV per active client	$5,138	$4,912	5%
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
The following table presents a reconciliation of net income, the most directly comparable financial measure prepared in accordance with U.S. GAAP, to adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
(In thousands)	2026	2025
Net income	$31,461	$37,730
Add back (deduct):
Stock-based compensation expense	15,421	12,272
Depreciation and amortization	9,099	4,861
Other income, net	(4,992)	(6,317)
Income tax provision	6,249	7,277
Other (1)	188	188
Adjusted EBITDA	$57,426	$56,011
(1) For the three months ended March 31, 2026 and 2025, we incurred $0.2 million of expense related to the warrant to purchase 500,000 shares of our common stock at an exercise price of $0.01 per share issued to the Tides Foundation in 2018.

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
Our Enterprise Solutions offerings include access to additional product features, premium access to top talent, professional services, custom reporting, and flexible payment terms. Revenue from our Enterprise Solutions offerings includes all client fees, subscriptions, and talent service fees. For our Enterprise Solutions offerings, we charge clients a monthly or annual subscription fee and a service fee calculated as a percentage of the client’s spend on talent services, in addition to a 10% service fee paid by talent. Additionally, clients of our Enterprise Solutions offerings can subscribe to a compliance service that includes worker classification services for an additional fee and may also choose to use the Upwork Marketplace to engage talent that were not originally sourced through the Upwork Marketplace for a lower fee percentage.
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
Income Tax Provision
Income tax provision consists primarily of U.S. federal and state income taxes. We will continue to evaluate the need for a valuation allowance against our deferred tax assets on a quarterly basis.

Results of Operations
The following table sets forth our condensed consolidated results of operations for the periods presented:

	Three Months Ended March 31,
(In thousands)	2026	2025
Revenue
Marketplace	$170,705	$166,293
Enterprise	24,778	26,413
Total revenue	195,483	192,706
Cost of revenue (1)	44,641	41,806
Gross profit	150,842	150,900
Operating expenses
Research and development (1)	43,307	46,152
Sales and marketing (1)	37,437	35,751
General and administrative (1)	35,158	28,048
Provision for transaction losses	2,222	2,259
Total operating expenses	118,124	112,210
Income from operations	32,718	38,690
Other income, net	4,992	6,317
Income before income taxes	37,710	45,007
Income tax provision	(6,249)	(7,277)
Net income	$31,461	$37,730
(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Cost of revenue	$162	$187
Research and development	4,805	5,812
Sales and marketing	1,420	1,501
General and administrative	9,034	4,772
Total stock-based compensation	$15,421	$12,272

Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025	Change
Marketplace	$170,705	$166,293	$4,412	3%
Percentage of total revenue	87%	86%
Enterprise	24,778	26,413	(1,635)	(6)%
Percentage of total revenue	13%	14%
Total revenue	$195,483	$192,706	$2,777	1%

GSV was relatively flat at $987.1 million for the three months ended March 31, 2026, compared to $987.7 million for the same period in 2025, reflecting continued softness in active client volumes offset by Ascen’s GSV.
The number of active clients decreased 3% as of March 31, 2026, compared to March 31, 2025, driven by slower growth in acquisition of new clients, as well as lower retention of existing clients. By contrast, GSV per active client increased 5% as of March 31, 2026, compared to March 31, 2025, reflecting increased client engagement.
For the three months ended March 31, 2026, total revenue was $195.5 million, representing a 1% increase compared to the same period in 2025.
For the three months ended March 31, 2026, Marketplace revenue increased by $4.4 million, or 3%, compared to the same period in 2025, primarily driven by higher revenue from ads and monetization products, as well as increased adoption of Business Plus.
For the three months ended March 31, 2026, Enterprise revenue decreased by $1.6 million, or 6%, compared to the same period in 2025. This decline was primarily driven by decreases in both Managed Services revenue and Enterprise Solutions revenue, both reflecting reduced client spend resulting from reduced efforts to acquire new customers as we focused on the transition of Enterprise clients to the Lifted platform. During the three months ended March 31, 2026, we focused on supporting existing Enterprise clients, while continuing to invest in the development of Lifted, which drove improvements in year-over-year spend per active Enterprise client. Investment in the expansion of Lifted is expected to support growth in Enterprise revenue in 2026, subject to market conditions and execution.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025	Change
Cost of revenue	$44,641	$41,806	$2,835	7%
Total gross margin	77%	78%
For the three months ended March 31, 2026, cost of revenue increased by $2.8 million, or 7%, compared to the same period in 2025. The increase was primarily driven by a $2.9 million increase in amortization of capitalized internal-use software and platform development costs related to projects placed into service in 2025, partially offset by a $0.2 million decrease in the cost of talent services to deliver Managed Services revenue.
For the three months ended March 31, 2026, gross margin decreased to 77% compared to 78% in the same period in 2025, primarily reflecting the impact of higher amortization of capitalized internal-use software and platform development costs as a percentage of revenue.

We expect gross margin to remain below prior year levels throughout 2026 and cost of revenue to increase compared to 2025, largely driven by higher amortization of capitalized internal-use software and platform development costs.
Research and Development

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025	Change
Research and development	$43,307	$46,152	$(2,845)	(6)%
Percentage of total revenue	22%	24%
For the three months ended March 31, 2026, research and development expense decreased by $2.8 million, or 6%, compared to the same period in 2025, primarily driven by a $2.4 million reduction in personnel-related costs and $4.0 million of incremental internal-use software and platform development costs. These costs were partially offset by a $1.6 million increase in amortization of intangible assets and $1.0 million of higher hosting costs.
Sales and Marketing

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025	Change
Sales and marketing	$37,437	$35,751	$1,686	5%
Percentage of total revenue	19%	19%
For the three months ended March 31, 2026, sales and marketing expense increased by $1.7 million, or 5%, compared to the same period in 2025, primarily driven by a $3.9 million increase in marketing and advertising spend, partially offset by a $2.0 million decrease in personnel-related costs.
General and Administrative

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025	Change
General and administrative	$35,158	$28,048	$7,110	25%
Percentage of total revenue	18%	15%
For the three months ended March 31, 2026, general and administrative expense increased by $7.1 million, or 25%, compared to the same period in 2025, primarily driven by a $4.2 million increase in personnel-related costs, largely attributable to higher stock-based compensation, and a $2.0 million increase in contractor and professional service fees related to acquisition activities.
Provision for Transaction Losses

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025	Change
Provision for transaction losses	$2,222	$2,259	$(37)	(2)%
Percentage of total revenue	1.1%	1.2%
For the three months ended March 31, 2026, provision for transaction losses decreased 2%, compared to the same period in 2025, and represented approximately 1% of revenue for the three months ended March 31, 2026 and 2025.

Other Income, Net

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025	Change
Other income, net	$4,992	$6,317	$(1,325)	(21)%
Other income, net decreased by $1.3 million, or 21%, for the three months ended March 31, 2026, compared to the same period in 2025. The decrease was due to lower interest income on cash and investment balances.

Income Tax Provision

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025	Change
Income tax provision	$(6,249)	$(7,277)	$(1,028)	(14)%
Effective tax rate	16.6%	16.2%
For the three months ended March 31, 2026, our income tax provision decreased by $1.0 million compared to the same period in 2025, primarily attributable to lower income before income taxes. Our effective tax rate was 16.6% for the three months ended March 31, 2026 compared to 16.2% for the same period in 2025.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents and marketable securities. Our cash equivalents and marketable securities primarily consist of money market funds, commercial paper, treasury bills, corporate bonds, U.S. and foreign government securities, asset-backed securities, and other types of fixed income securities. The primary objective of our investment activities from our operating investments is to preserve principal while maximizing income without significantly increasing risk. Since our inception, our business has consisted of the operation of an online work marketplace that connects businesses with independent talent from across the globe and the provision of additional contingent workforce solutions through Lifted and its subsidiaries. We do not make investments for trading or speculative purposes. As of March 31, 2026 and December 31, 2025, we had $328.4 million and $294.4 million in cash and cash equivalents, respectively. As of March 31, 2026 and December 31, 2025, we had $251.3 million and $378.4 million in marketable securities, respectively.
We believe our existing cash and cash equivalents, marketable securities, and cash flow from operations will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital requirements and capital expenditure requirements. Further, as of March 31, 2026, our 0.25% convertible senior notes due 2026, which we refer to as the Notes, were classified as current liabilities since their August 15, 2026 maturity date falls within 12 months of the balance sheet date, March 31, 2026. We continue to monitor conditions in the debt market and our overall liquidity position to support our capital needs and strategic objectives. As part of this ongoing assessment, we are evaluating refinancing options and other alternatives in advance of upcoming debt maturities.
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
Notes
Assuming the outstanding Notes are not converted into our common stock, repurchased, or redeemed prior to maturity on August 15, 2026, (i) annual interest expense relating to the Notes will be $1.1 million for the remainder of fiscal year 2026 and (ii) principal in the amount of $361.0 million will be payable upon maturity. For additional information about our Notes, see the section below titled “—Convertible Senior Notes Due 2026 and Capped Calls.”
Future Purchase Commitments
In July 2024, we commenced a non-cancellable agreement for cloud infrastructure and other services that contains future purchase commitments of $40.0 million over two years, with $20.0 million in each year. As of March 31, 2026, we had $2.0 million remaining under this agreement, which expires on May 1, 2026. We expect to renew this agreement upon expiration.
As of March 31, 2026, we had total remaining purchase commitments of $4.2 million, consisting of $2.0 million under the cloud infrastructure agreement described above and $2.2 million under various other vendor agreements.
Operating Leases for Office Space
During the three months ended March 31, 2026, the Company entered into two new operating lease agreements for office space. Refer to Note 6 to the condensed consolidated financial statements included in this Quarterly Report for additional information regarding these leases. Except as described in Note 6, there were no other material changes to our commitments under our lease agreements from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Share Repurchase Program
In September 2025, our board of directors authorized a share repurchase program for the repurchase of up to $100.0 million of shares of our outstanding common stock, which we refer to as the 2025 Share Repurchase Authorization. Under the 2025 Share Repurchase Authorization, we repurchased and subsequently retired 2.1 million shares of our common stock for an aggregate amount of $36.0 million, at an average price of $17.33 per share, from September 2025 through December 2025, and an additional 4.6 million shares for an aggregate amount of $64.0 million, at an average price of $14.00 per share, from January 2026 through March 2026. As of March 31, 2026, we had no remaining balance available for repurchases under the 2025 Share Repurchase Authorization.
In February 2026, our board of directors authorized a share repurchase program for the repurchase of up to $300.0 million of shares of our outstanding common stock, which is referred to as the 2026 Share Repurchase Authorization, and we refer to the 2026 Share Repurchase Authorization and the 2025 Share Repurchase Authorization together as the Share Repurchase Authorizations. Under the 2026 Share Repurchase Authorization, we repurchased and subsequently retired 3.5 million shares of our common stock for an aggregate amount of $43.9 million, at an average price of $12.37 per share, in March 2026. As of March 31, 2026, we had $256.1 million available for repurchase under the 2026 Share Repurchase Authorization.
Collectively, during the three months ended March 31, 2026, we repurchased and subsequently retired 8.1 million shares of our common stock for an aggregate amount of $107.9 million at an average price of $13.28 per share, including fees associated with the repurchases and excluding excise tax, under the Share Repurchase Authorizations.
Repurchases of our common stock under the 2026 Share Repurchase Authorization may be made from time to time on the open market (including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended), in privately negotiated transactions, or by other methods, at our discretion, and in accordance with applicable securities laws and other restrictions. The 2026 Share Repurchase Authorization has no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason. The 2026 Share Repurchase Authorization does not obligate us to repurchase any dollar amount or number of shares, and the timing and amount of any repurchases will depend on market and business conditions.
Escrow Funding Requirements
As a licensed internet escrow agent, we offer escrow services to customers and, as such, we are required to hold our customers’ escrowed cash and in-transit cash in trust as an asset and record a corresponding liability for escrow funds held on behalf of talent and clients on our balance sheet. We expect the balances of our funds held in escrow, including funds held in transit, and the related liability to fluctuate based on marketplace activity, and it may vary from period to period. Escrow regulations require us to cover the trust with our operating cash in the event of shortages due to the timing of cash receipts from clients for completed hourly billings. Talent submit their billings for hourly contracts to their clients on a weekly basis every Sunday, and the aggregate amount of such billings is added to escrow funds payable to talent on the same day. As of each Sunday of each week, we have not yet collected funds for hourly billings from clients as these funds are in transit. Therefore, in order to satisfy escrow funding requirements, every Sunday we match the shortage of cash in trust by restricting our own operating cash and typically collect this cash shortage from clients within the next several days. As of March 31, 2026 and December 31, 2025, funds held in escrow, including funds in transit, were $203.7 million and $180.8 million, respectively. We deposit a portion of funds held in escrow in interest-bearing checking accounts.
Convertible Senior Notes Due 2026 and Capped Calls
As of March 31, 2026 and December 31, 2025, $361.0 million aggregate principal amount of the Notes remained outstanding.
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
The initial cap price of the Capped Calls is $92.74 per share of common stock, subject to certain customary adjustments under the terms of the Capped Calls. See “Note 9—Debt” of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding the Notes and the Capped Calls.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(In thousands)	2026	2025
Net cash provided by operating activities(1)	$23,019	$36,965
Net cash provided by (used in) investing activities	118,212	(5,223)
Net cash used in financing activities(1)	(84,254)	(13,144)
Net change in cash, cash equivalents, and restricted cash	$56,977	$18,598
(1) Includes increases in funds held in escrow, including funds in transit of $23.6 million and $19.3 million during the three months ended March 31, 2026 and 2025, respectively.
Operating Activities
Our largest source of cash from operating activities is Marketplace revenue. Our primary uses of cash from operating activities are for personnel-related expenditures, payment processing fees, amounts paid to talent to deliver services for clients under our Managed Services offering, and third-party hosting costs.
For the three months ended March 31, 2026, net cash provided by operating activities was $23.0 million, which resulted from net income of $31.5 million, non-cash adjustments of $25.8 million, and net cash outflows of $34.2 million from changes in operating assets and liabilities.
For the three months ended March 31, 2025, net cash provided by operating activities was $37.0 million, which resulted from net income of $37.7 million and non-cash adjustments of $18.1 million, and net cash outflows of $18.9 million from changes in operating assets and liabilities.
Investing Activities
For the three months ended March 31, 2026, net cash provided by investing activities was $118.2 million, primarily driven by $128.3 million in proceeds from maturities of marketable securities, partially offset by $8.4 million in internal-use software and platform development costs and $1.7 million for purchases of property and equipment.
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
Financing Activities
For the three months ended March 31, 2026, net cash used in financing activities was $84.3 million, primarily driven by $107.9 million in cash paid for repurchases under the Share Repurchase Authorizations, partially offset by a $23.6 million increase in escrow funds payable and $0.1 million in proceeds from stock option exercises.
For the three months ended March 31, 2025, net cash used in financing activities was $13.1 million, which was driven by $33.1 million cash paid for repurchases under the $100.0 million share repurchase program authorized by our board of directors in October 2024, partially offset by an increase in escrow funds payable of $19.3 million, and cash received from stock option exercises of $0.7 million.
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
Except as otherwise disclosed in “Note 2—Basis of Presentation and Summary of Significant Accounting Policies” of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Interest Rate Risk
Borrowings under the Notes have a fixed interest rate. As of each of March 31, 2026 and December 31, 2025, we had $361.0 million aggregate principal amount of borrowings outstanding under the Notes.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2026.
Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to any material pending legal proceedings. See “Note 8—Commitments and Contingencies” of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information on our commitments and contingencies.
Item 1A. Risk Factors.
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, as well as the other information in this Quarterly Report, including our condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below, or of additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, results of operations, financial condition, and growth prospects. In such an event, the market price of our common stock could decline, and you could lose all or part of your investment. These disclosures reflect our beliefs and opinions as to factors that could materially and adversely affect us and our securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing of such events or a representation as to whether or not such factors or similar events have occurred in the past or their likelihood of occurring in the future.
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
•We cannot guarantee that the 2026 Share Repurchase Authorization will be fully consummated or that share repurchases will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our common stock and diminish our cash reserves.
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
•companies offering AI agents and tools that automate specific job functions, workflows, or knowledge work tasks;
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
We also compete with companies that utilize emerging technologies and assets, such as AI and machine learning, blockchain, augmented reality, and cryptocurrency, to connect businesses with service providers or otherwise change the way that businesses engage or pay service providers or that service providers perform work.
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
There is significant uncertainty and unpredictability in the worker classification regulatory landscape and the application of worker classification laws, which are highly fact-sensitive, subject to divergent interpretations by various authorities, and regularly subject to further regulation, amendment, or re-interpretation. As a result, there is risk to us and our customers that independent contractors could be deemed to be misclassified under applicable law, including as a result of changes in our offerings or brand positioning that we may introduce. For example, in California, Assembly Bill 5 is widely viewed as expanding the scope of the definition of “employee” for most purposes under California law. However, following the law’s effectiveness in January 2020 and subsequent amendments and challenges, there is little guidance from the courts or the regulatory authorities charged with its enforcement and there remains a degree of uncertainty regarding its application. Further, in January 2024, the U.S. Department of Labor published a final rule regarding the classification of workers as independent contractors or employees under the Fair Labor Standards Act. In February 2026, the U.S. Department of Labor released a Notice of Proposed Rulemaking proposing to rescind the 2024 final rule. However, disparate standards that may apply in private litigation and under state law, and the continued regulatory uncertainty, may contribute to confusion and complicate compliance efforts for our customers. Other federal agencies, U.S. states, or jurisdictions outside the United States may enact similar legislation or rules.
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
Artificial Intelligence
The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including in the areas of consumer protection, intellectual property, cybersecurity, and privacy and data protection. Compliance with new and emerging laws, regulations, and industry standards relating to AI in the United States and internationally, such as U.S. state regulations and the E.U. AI Act, may impose significant operational costs and may limit our, our vendors’, or our customers’ ability to develop, deploy, or use existing or future AI technologies. Furthermore, the interplay between AI laws and regulations and those governing data protection is complex, jurisdiction-specific, and continuing to evolve. Our use of data, including customer data, in connection with developing, training, or improving our AI technologies may be subject to evolving legal requirements and customer expectations, and any perceived or actual misuse of such data could result in reputational harm, reduced customer trust, regulatory scrutiny, or legal liability. As a result, our ability to adapt our existing platforms and offerings or develop new offerings, services, and features using AI may be limited or restricted, and demand for AI-related work may decline, which could adversely impact our business, operating results, and financial condition.
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
We have incurred net losses in the past, and as of December 31, 2024, we had an accumulated deficit of $78.5 million. While we were in a retained earnings position as of March 31, 2026, we have made, and expect to continue to make in the future, significant expenditures related to the development and expansion of our business, including the launch and ongoing development of Lifted. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. While our GSV and revenue have grown in recent years, we may not be able to sustain the same level of growth in future periods, or at all. For example, GSV was relatively flat and total revenue increased 1% for the three months ended March 31, 2026, compared to the same period in 2025. In addition, although our profitability has improved in recent periods, if our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to maintain profitability in future periods and the trading price of our common stock could decline.
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
To support our growth and business strategy, such as developing new features or enhancements to our platforms and other workforce solutions and improving our infrastructure, we have made and expect to continue to make significant financial investments in our business. In addition, we may, from time to time, seek to acquire or strategically invest in other complementary products, technologies, or businesses, or repurchase outstanding shares of our common stock or the Notes. For example, during the three months ended March 31, 2026, we repurchased $107.9 million of our common stock under the Share Repurchase Authorizations. As of March 31, 2026, we had no remaining balance under the 2025 Share Repurchase Authorization and $256.1 million available under the 2026 Share Repurchase Authorization for repurchases of our common stock. We may need to engage in equity or debt financings to obtain the funds required for these investments, acquisitions, and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to those of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve additional restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions and strategic investments. If we are unable to obtain adequate financing on terms satisfactory to us or at all, our ability to continue to support our business growth and business strategy could be significantly impaired and our business, operating results, and financial condition may be adversely affected.
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
We cannot guarantee that the 2026 Share Repurchase Authorization will be fully consummated or that share repurchases will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our common stock and diminish our cash reserves.
During the three months ended March 31, 2026, we repurchased and subsequently retired 8.1 million shares of our common stock for an aggregate amount of $107.9 million under the Share Repurchase Authorizations, and we had $256.1 million available for repurchases under the 2026 Share Repurchase Authorization as of March 31, 2026. The actual timing and amount of any repurchases under the 2026 Share Repurchase Authorization will depend on a variety of factors, including stock price, trading volume, market and business conditions, regulatory requirements, and other considerations, all of which may be impacted by factors outside of our control. The 2026 Share Repurchase Authorization could affect the trading price of our common stock, increase volatility, and diminish our cash and cash equivalents and marketable securities available to fund working capital, repayment of debt, capital expenditures, strategic acquisitions, investments, or business opportunities, and other general corporate purposes. The 2026 Share Repurchase Authorization may be suspended, terminated, or modified at any time for any reason, and we cannot guarantee that any share repurchase authorization will be fully consummated, or at all, or that it will enhance long-term stockholder value.
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
We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that for the foreseeable future we will retain all of our future earnings for use in the development of our business, for repurchases under our 2026 Share Repurchase Authorization, and for general corporate purposes. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
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

In August 2021, we issued the Notes. The Notes are senior, unsecured obligations and bear interest at a rate of 0.25% per year. The Notes will mature on August 15, 2026, unless earlier redeemed, repurchased, or converted in accordance with the terms of the Notes. In March 2023, we repurchased a portion of the outstanding Notes, and, as of March 31, 2026, $361.0 million aggregate principal amount of the Notes remained outstanding. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our stockholders and our business, operating results, and financial condition by, among other things:
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
Our business depends on the overall demand for labor and on the economic health of current and prospective clients. Any significant weakening of the economy in the United States or Europe or of the global economy, including a continued rise in inflation, higher tariffs, trade wars, hiring freezes, layoffs, more limited availability of credit, a reduction in business confidence and activity, decreased government or business spending, government shutdowns, economic and political uncertainty, heightened geopolitical tensions, financial turmoil or instability affecting the banking system or financial markets, sanctions, global or regional public health events or conditions, a more limited market for contingent service providers or information technology services, shifts away from remote work, and other adverse economic or market conditions may adversely impact our business and operating results. These adverse conditions have resulted, and may again result, in reductions in revenue, increased operating expenses, longer sales cycles, and increased competition. There is also a risk that when overall global economic conditions are positive, our business could be negatively impacted by a decreased demand for talent as businesses utilize more direct, full-time employees relative to their use of contingent workers. We cannot predict the timing, strength, or duration of any economic slowdown, or any subsequent recovery generally. If the conditions in the general economy deteriorate, our business, operating results, and financial condition could be adversely affected.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
Issuer Purchases of Equity Securities
Share repurchases of our common stock under the Share Repurchase Authorizations for the three months ended March 31, 2026 were as follows (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1, 2026 - January 31, 2026	269,909	$19.77	269,909	$58,705
February 1, 2026 - February 28, 2026	4,137,120	13.65	4,137,120	302,222
March 1, 2026 - March 31, 2026	3,714,711	12.40	3,714,711	256,149
Total	8,121,740	$13.28	8,121,740	$256,149
(1) Shares purchased are as of trade date.
(2) Average price paid per share is calculated on the trade date and excludes any excise tax that we accrue on our share repurchases as a result of the Inflation Reduction Act of 2022.
(3) In September 2025, we announced that our board of directors authorized the 2025 Share Repurchase Authorization to purchase up to $100.0 million of our common stock. In February 2026, we announced that our board of directors authorized the 2026 Share Repurchase Authorization to purchase up to $300.0 million of our common stock. As of March 31, 2026, we had no remaining balance available for repurchases of our common stock under the 2025 Share Repurchase Authorization and had $256.1 million available for repurchases of our common stock under the 2026 Share Repurchase Authorization. The 2026 Share Repurchase Authorization does not have a fixed expiration date and does not obligate us to acquire any dollar amount or specific number of shares. Repurchases of our common stock under the 2026 Share Repurchase Authorization may be made from time to time on the open market (including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act), in privately negotiated transactions, or by other methods, at our discretion, and in accordance with applicable securities laws and other restrictions.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Insider Trading Arrangements
During the three months ended March 31, 2026, one of our officers (as defined in Section 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, which is referred to as the Sales Plan, as set forth in the table below.
The Sales Plan included a representation from Ms. Mekhalfa to the broker administering the plan that she was not in possession of any material nonpublic information regarding Upwork or the Upwork securities subject to the Sales Plan. A similar representation was made to us in connection with the adoption of the Sales Plan under our Insider Trading Policy. Those representations were made as of the date of adoption of the Sales Plan and speak only as of that date. In making those representations, there is no assurance with respect to any material nonpublic information of which Ms. Mekhalfa was unaware, or with respect to any material nonpublic information acquired by her or us after the date of the representation.

Name and Position	Action	Date	Type of Trading Arrangement	Maximum Number of Shares of Common Stock Eligible for Sale	Expiration Date(1)
Sabrina Mekhalfa	Adoption	March 5, 2026	Rule 10b5-1	See footnote 2	March 31, 2027
Chief Accounting Officer
(1) The trading arrangement will be in effect until the earlier of (i) the expiration date set forth in the table and (ii) the date on which the maximum number of shares of our common stock subject to the Sales Plan have been sold thereunder.
(2) Includes up to 8,942 shares issuable upon the vesting of restricted stock units, which we refer to as RSUs, previously granted to Ms. Mekhalfa that will vest and be released to Ms. Mekhalfa on or prior to the expiration date, subject to Ms. Mekhalfa’s continued service on each vesting date and less the number of shares sold upon the vesting of the RSUs covered by the Sales Plan to satisfy tax withholding obligations pursuant to Upwork’s non-discretionary “sell to cover” requirement.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing date	Filed Herewith
3.2	Amended and Restated Bylaws (as amended and restated on February 3, 2026).	8-K	001-38678	3.1	2/9/2026
3.3	Certificate of Change of Registered Agent.					X
10.1#	Upwork Amended and Restated Global Performance Bonus Plan.					X
10.2#	Transition and Separation Agreement, dated as of March 17, 2026, by and between Upwork Global LLC and David T. Bottoms.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
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

UPWORK INC.

Date: May 7, 2026	By:	/s/ Hayden Brown
Hayden Brown
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Erica Gessert
Erica Gessert
Chief Financial Officer
(Principal Financial Officer)