Form 10-Q
period 2026-06-30
UPWORK, INC
filed 2026-08-10
CIK 1627475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of July 31, 2026, there were 124,903,365 shares of the registrant’s common stock outstanding.

Unless otherwise expressly stated or the context otherwise requires, references in this Quarterly Report on Form 10-Q, which we refer to as this Quarterly Report, to “Upwork,” “Company,” “our,” “us,” and “we” and similar references refer to Upwork Inc. and its wholly owned subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include all statements other than statements of historical fact, including any statements regarding our future operating results and financial position, information or predictions concerning the future of our business or strategy, future products, features, or functionality, anticipated events and trends, including future research and development, sales and marketing, and general and administrative expenses, and provision for transaction losses, potential growth or growth prospects, our competitive position, technological and market trends, industry environment, the economy, our plans with respect to share repurchases, and the expected impact and timing of strategic or cost-saving initiatives, including the restructuring announced in May 2026, which we refer to as the 2026 Restructuring, and other future conditions. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
UPWORK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share data)	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$476,040	$294,356
Marketable securities	138,204	378,425
Funds held in escrow, including funds in transit	193,269	180,752
Trade and client receivables – net of allowance of $6,754 and $5,919 as of June 30, 2026 and December 31, 2025, respectively	76,459	76,236
Prepaid expenses and other current assets	25,018	21,064
Total current assets	908,990	950,833
Property and equipment, net	58,605	44,421
Goodwill	149,192	149,192
Intangible assets, net	31,318	37,161
Operating lease asset	12,217	5,011
Deferred tax asset	109,860	111,495
Other assets, noncurrent	4,222	1,467
Total assets	$1,274,404	$1,299,580

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,030	$7,858
Escrow funds payable	193,269	180,752
Debt, current	360,691	359,770
Accrued expenses and other current liabilities	68,683	94,023
Deferred revenue	8,576	7,765
Total current liabilities	638,249	650,168
Operating lease liability, noncurrent	14,367	9,707
Other liabilities, noncurrent	10,522	9,390
Total liabilities	663,138	669,265
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value; 490,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 124,797,586 and 130,545,236 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	12	13
Additional paid-in capital	517,479	592,599
Accumulated and other comprehensive (loss) income	(39)	754
Retained earnings	93,814	36,949
Total stockholders’ equity	611,266	630,315
Total liabilities and stockholders’ equity	$1,274,404	$1,299,580
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2026	2025	2026	2025
Revenue	$191,660	$194,939	$387,143	$387,645
Cost of revenue	45,288	43,432	89,929	85,238
Gross profit	146,372	151,507	297,214	302,407
Operating expenses
Research and development	43,894	44,843	87,201	90,995
Sales and marketing	34,914	36,671	72,351	72,422
General and administrative	36,878	35,659	72,036	63,707
Provision for transaction losses	2,549	1,769	4,771	4,028
Total operating expenses	118,235	118,942	236,359	231,152
Income from operations	28,137	32,565	60,855	71,255
Other income, net	3,966	5,878	8,958	12,195
Income before income taxes	32,103	38,443	69,813	83,450
Income tax provision	(6,699)	(5,717)	(12,948)	(12,994)
Net income	$25,404	$32,726	$56,865	$70,456

Net income per share:
Basic	$0.21	$0.25	$0.45	$0.53
Diluted	$0.20	$0.24	$0.44	$0.50

Weighted-average shares used to compute net income per share:
Basic	123,918	132,183	126,005	133,687
Diluted	129,958	140,198	132,784	141,866

Other comprehensive income, net of tax:
Net unrealized holding (loss) gain on marketable securities, net	$(178)	$176	$(793)	$460
Total comprehensive income	$25,226	$32,902	$56,072	$70,916
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Three Months Ended June 30, 2026	Shares	Amount
Balances as of March 31, 2026	123,574,974	$12	$501,066	$139	$68,410	$569,627
Issuance of common stock upon exercise of stock options	203,625	—	686	—	—	686
Stock-based compensation expense	—	—	15,650	—	—	15,650
Issuance of common stock for settlement of RSUs	943,711	—	—	—	—	—
Tides Foundation common stock warrant expense	—	—	187	—	—	187
Issuance of common stock in connection with employee stock purchase plan	239,586	—	1,646	—	—	1,646
Repurchase of common stock, including excise tax	(164,310)	—	(1,756)	—	—	(1,756)
Unrealized loss on marketable securities	—	—	—	(178)	—	(178)
Net income	—	—	—	—	25,404	25,404
Balances as of June 30, 2026	124,797,586	$12	$517,479	$(39)	$93,814	$611,266

(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended June 30, 2025	Shares	Amount
Balances as of March 31, 2025	134,048,900	$13	$634,527	$548	$(40,746)	$594,342
Issuance of common stock upon exercise of stock options	417	—	1	—	—	1
Stock-based compensation expense	—	—	17,073	—	—	17,073
Issuance of common stock for settlement of RSUs	1,089,684	—	—	—	—	—
Tides Foundation common stock warrant expense	—	—	187	—	—	187
Issuance of common stock in connection with employee stock purchase plan	279,537	—	2,199	—	—	2,199
Repurchase of common stock, including excise tax	(2,912,507)	—	(38,050)	—	—	(38,050)
Unrealized gain on marketable securities	—	—	—	176	—	176
Net income	—	—	—	—	32,726	32,726
Balances as of June 30, 2025	132,506,031	$13	$615,937	$724	$(8,020)	$608,654

(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Six Months Ended June 30, 2026	Shares	Amount
Balances as of December 31, 2025	130,545,236	$13	$592,599	$754	$36,949	$630,315
Issuance of common stock upon exercise of stock options	224,125	—	769	—	—	769
Stock-based compensation expense	—	—	32,652	—	—	32,652
Issuance of common stock for settlement of RSUs	2,074,689	—	—	—	—	—
Tides Foundation common stock warrant expense	—	—	375	—	—	375
Issuance of common stock in connection with employee stock purchase plan	239,586	—	1,646	—	—	1,646
Repurchase of common stock, including excise tax	(8,286,050)	(1)	(110,562)	—	—	(110,563)
Unrealized loss on marketable securities	—	—	—	(793)	—	(793)
Net income	—	—	—	—	56,865	56,865
Balances as of June 30, 2026	124,797,586	$12	$517,479	$(39)	$93,814	$611,266

(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Six Months Ended June 30, 2025	Shares	Amount
Balances as of December 31, 2024	135,348,453	$14	$653,575	$264	$(78,476)	$575,377
Issuance of common stock upon exercise of stock options	163,495	—	653	—	—	653
Stock-based compensation expense	—	—	30,410	—	—	30,410
Issuance of common stock for settlement of RSUs	1,958,825	—	—	—	—	—
Tides Foundation common stock warrant expense	—	—	375	—	—	375
Issuance of common stock in connection with employee stock purchase plan	279,537	—	2,199	—	—	2,199
Repurchase of common stock, including excise tax	(5,244,279)	(1)	(71,275)	—	—	(71,276)
Unrealized gain on marketable securities	—	—	—	460	—	460
Net income	—	—	—	—	70,456	70,456
Balances as of June 30, 2025	132,506,031	$13	$615,937	$724	$(8,020)	$608,654
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$56,865	$70,456
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for transaction losses	4,117	3,594
Depreciation and amortization	17,879	10,740
Amortization of debt issuance costs	921	921
Accretion of discount on purchases of marketable securities, net	(2,779)	(3,504)
Amortization of operating lease asset	836	385
Tides Foundation common stock warrant expense	375	375
Stock-based compensation expense	29,544	28,249
Deferred taxes	1,635	2,064
Loss on disposal of fixed assets	178	—
Changes in operating assets and liabilities:
Trade and client receivables	(1,389)	360
Prepaid expenses and other assets	(5,635)	(3,338)
Operating lease liability	(556)	808
Accounts payable	(845)	(5,075)
Accrued expenses and other liabilities	(32,064)	2,911
Deferred revenue	811	533
Net cash provided by operating activities	69,893	109,479
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	—	(259,148)
Proceeds from maturities of marketable securities	240,221	232,411
Proceeds from sale of marketable securities	1,986	3,537
Acquisition of business, net of cash acquired	—	(20,410)
Purchases of property and equipment	(3,341)	(4,853)
Internal-use software and platform development costs	(17,709)	(8,210)
Net cash provided by (used in) investing activities	221,157	(56,673)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in escrow funds payable, net	11,684	16,574
Proceeds from exercises of stock options and common stock warrants	769	653
Proceeds from employee stock purchase plan	1,646	2,199
Repurchase of common stock	(109,725)	(70,922)
Payment of debt issuance costs	(1,223)	—
Net cash used in financing activities	(96,849)	(51,496)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	194,201	1,310
Cash, cash equivalents, and restricted cash—beginning of period	478,908	505,593
Cash, cash equivalents, and restricted cash—end of period	$673,109	$506,903
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$16,411	$5,560
Cash paid for interest	576	451
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Right-of-use asset recognized	$8,042	$—
Property and equipment purchased but not yet paid	2,713	51
Internal-use software and platform development costs incurred but not yet paid	691	479
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
The condensed consolidated balance sheet as of December 31, 2025, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes, required by U.S. GAAP.
The condensed consolidated financial statements include the accounts of Upwork and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.
The accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair statement of the financial position, results of operations, changes in stockholders’ equity and cash flows for the interim periods, but do not purport to be indicative of the results of operations or financial condition to be anticipated for the full year ending December 31, 2026. Prior period presentation has been revised to conform to the current period presentation as of June 30, 2026.
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
Recent Accounting Pronouncements Not Yet Adopted
With the exception of those discussed below, the Company has reviewed the accounting pronouncements issued prior to or during the six months ended June 30, 2026, and concluded they were either not applicable or not expected to have a material impact on the Company’s condensed consolidated financial statements.
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
The Company disaggregates revenue by two types of services: Marketplace revenue and Enterprise revenue.
The following table sets forth total revenue by type of service for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Marketplace	$166,858	$170,660	$337,563	$336,953
Enterprise	24,802	24,279	49,580	50,692
Total revenue	$191,660	$194,939	$387,143	$387,645
The following table sets forth total revenue by geographic area based on the billing address of talent and clients for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Talent
United States	$29,289	$28,245	$59,076	$55,584
Philippines	14,553	14,569	29,137	29,153
India	12,024	13,766	24,717	27,267
Pakistan (1)	12,717	10,945	25,928	21,595
Rest of world (1)(2)	42,268	42,747	85,149	84,468
Total talent	110,851	110,272	224,007	218,067
Clients
United States	57,869	61,714	115,858	120,956
Rest of world (2)	22,940	22,953	47,278	48,622
Total clients	80,809	84,667	163,136	169,578
Total revenue	$191,660	$194,939	$387,143	$387,645
(1) For the three and six months ended June 30, 2025, the Company revised the presentation of geographic revenue to separately present Pakistan to conform to the current period presentation. This change in presentation did not impact total talent revenue or total revenue for the periods presented.
(2) During each of the three and six months ended June 30, 2026 and 2025, no single country included in the Rest of world category had revenue that exceeded 10% of total talent revenue, total clients revenue, or total revenue.
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
Contract Balances
The following table provides information about the balances of the Company’s Trade and client receivables, net of allowance and contract liabilities included in deferred revenue and other liabilities, noncurrent as of the dates presented:

(In thousands)	June 30, 2026	December 31, 2025
Trade and client receivables, net of allowance	$76,459	$76,236
Contract liabilities
Deferred revenue, current	8,576	7,765
During the six months ended June 30, 2026, changes in the contract liabilities balances were primarily the result of normal business activity.
Revenue recognized during the three months ended June 30, 2026 that was included in the deferred revenue balance as of March 31, 2026 was $8.2 million. Revenue recognized during the six months ended June 30, 2026 that was included in the deferred revenue balance as of December 31, 2025 was $7.8 million.
Revenue recognized during the three months ended June 30, 2025 that was included in the deferred revenue balance as of March 31, 2025 was $7.5 million. Revenue recognized during the six months ended June 30, 2025 that was included in the deferred revenue balance as of December 31, 2024 was $7.3 million.
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
The Company’s financial instruments that are carried at fair value consist of Level I and Level II assets as of June 30, 2026 and December 31, 2025. The following tables summarize the Company’s available-for-

sale marketable securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category reported as cash equivalents or marketable securities as of June 30, 2026 and December 31, 2025:

(In thousands) June 30, 2026	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cash Equivalents	Marketable Securities
Level I
Money market funds	$198,568	$—	$—	$198,568	$198,568	$—
Treasury bills	127,854	—	(8)	127,846	92,933	34,913
U.S. government securities	25,899	16	(54)	25,861	—	25,861
Total Level I	352,321	16	(62)	352,275	291,501	60,774
Level II
Corporate bonds	76,393	119	(86)	76,426	—	76,426
Foreign government and agency securities	999	5	—	1,004	—	1,004
U.S. agency securities	—	—	—	—	—	—
Total Level II	77,392	124	(86)	77,430	—	77,430
Total	$429,713	$140	$(148)	$429,705	$291,501	$138,204

(In thousands) December 31, 2025	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cash Equivalents	Marketable Securities
Level I
Money market funds	$73,519	$—	$—	$73,519	$73,519	$—
Treasury bills	257,425	88	—	257,513	39,697	217,816
U.S. government securities	37,642	122	—	37,764	—	37,764
Total Level I	368,586	210	—	368,796	113,216	255,580
Level II
Corporate bonds	117,532	561	(1)	118,092	—	118,092
Foreign government and agency securities	4,738	15	—	4,753	—	4,753
Total Level II	122,270	576	(1)	122,845	—	122,845
Total	$490,856	$786	$(1)	$491,641	$113,216	$378,425
Additionally, the Company deposits funds held in escrow in interest-bearing and non-interest-bearing cash accounts. The interest earned on the interest-bearing accounts is included in Revenue in the Company’s condensed consolidated statements of operations and comprehensive income. As of June 30, 2026 and December 31, 2025, the fair value of the Company’s funds held on behalf of customers and held in interest-bearing cash accounts was measured using Level I inputs.
The Company’s non-financial assets acquired pursuant to its acquisitions of Bubty B.V., which is referred to as Bubty, and Ascen Inc., which is referred to as Ascen, including intangible assets and goodwill, are measured at estimated fair value on a non-recurring basis. For additional information, refer to “Note 7—Business Combination.”

The following table summarizes the remaining contractual maturities of our cash equivalents and marketable securities as of June 30, 2026:

(In thousands)	Amortized Cost	Fair Value
Due within one year	$327,340	$327,328
Due after one year through five years	102,373	102,377
Total	$429,713	$429,705
Unrealized Investment Losses
For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell these securities, nor does it anticipate that it will need to or be required to sell the securities. As of June 30, 2026 and December 31, 2025, the decline in fair value of these securities was attributable to changes in interest rates and not due to credit-related factors. As of June 30, 2026 and December 31, 2025, the Company considered any decreases in market value to be temporary in nature and did not consider any of the Company’s marketable securities to be other-than-temporarily impaired. The Company did not record any impairment charges with respect to its marketable securities during each of the three and six months ended June 30, 2026 and 2025.
During the three months ended June 30, 2026 and 2025, interest income, net was $5.0 million and $6.7 million, respectively. During the six months ended June 30, 2026 and 2025, interest income, net was $10.9 million and $13.8 million, respectively. Interest income, net is included in Other income, net in the Company’s condensed consolidated statements of operations and comprehensive income.
Note 5—Balance Sheet Components
Cash and Cash Equivalents, Restricted Cash, and Funds Held In Escrow, Including Funds In Transit
The following table reconciles cash and cash equivalents, restricted cash, and funds held in escrow that are restricted as reported in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 to the total of the same amounts shown in the condensed consolidated statement of cash flows for the six months ended June 30, 2026:

(In thousands)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$476,040	$294,356
Restricted cash	3,800	3,800
Funds held in escrow, including funds in transit	193,269	180,752
Total cash, cash equivalents, and restricted cash as shown in the condensed consolidated statement of cash flows	$673,109	$478,908
Property and Equipment, Net

Property and equipment, net consisted of the following as of the dates presented:

(In thousands)	June 30, 2026	December 31, 2025
Internal-use software and platform development	$103,866	$83,461
Leasehold improvements	12,233	7,755
Computer equipment and software	8,213	7,630
Office furniture and fixtures	1,565	1,076
Total property and equipment	125,877	99,922
Less: accumulated depreciation	(67,272)	(55,501)
Property and equipment, net	$58,605	$44,421
For the three months ended June 30, 2026 and 2025, depreciation expense related to property and equipment, excluding internal-use software and platform development, was $0.8 million and $0.4 million, respectively. For the six months ended June 30, 2026 and 2025, depreciation expense related to property and equipment, excluding internal-use software and platform development, was $1.5 million and $0.8 million, respectively.
For the three months ended June 30, 2026 and 2025, the Company capitalized $11.2 million and $5.9 million of internal-use software and platform development costs, respectively. For the six months ended June 30, 2026 and 2025, the Company capitalized $20.4 million and $10.5 million of internal-use software and platform development costs, respectively.
For the three months ended June 30, 2026 and 2025, amortization expense related to the capitalized internal-use software and platform development costs was $5.1 million and $3.8 million, respectively. For the six months ended June 30, 2026 and 2025, amortization expense related to the capitalized internal-use software and platform development costs was $10.6 million and $6.4 million, respectively.
Intangible Assets, Net
The carrying value of intangible assets was as follows as of the dates presented:

	June 30, 2026			December 31, 2025
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$34,600	$10,397	$24,203	$34,600	$6,203	$28,397
Assembled workforce	3,188	3,188	—	3,188	3,188	—
Customer relationships	11,000	3,885	7,115	11,000	2,236	8,764
Total	$48,788	$17,470	$31,318	$48,788	$11,627	$37,161
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of the dates presented:

(In thousands)	June 30, 2026	December 31, 2025
Accrued compensation and related benefits	$27,131	$51,858
Accrued taxes	14,349	19,715
Accrued vendor expenses	14,011	12,899
Accrued payment processing fees	5,786	4,708
Accrued talent costs	1,770	1,678
Operating lease liability, current	4,349	1,672
Other	1,287	1,493
Total accrued expenses and other current liabilities	$68,683	$94,023
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
Share Repurchase Program
In September 2025, the Company’s board of directors authorized a share repurchase program for the repurchase of up to $100.0 million of shares of the Company’s outstanding common stock, which is referred to as the 2025 Share Repurchase Authorization. Under the 2025 Share Repurchase Authorization, the Company repurchased and subsequently retired 2.1 million shares of its common stock for an aggregate amount of $36.0 million, at an average price of $17.33 per share, from September 2025 through December 2025, and an additional 4.6 million shares for an aggregate amount of $64.0 million, at an average price of $14.00 per share, from January 2026 through March 2026. As of June 30, 2026, the Company had no remaining balance available for repurchases under the 2025 Share Repurchase Authorization.
In February 2026, the Company’s board of directors authorized a share repurchase program for the repurchase of up to $300.0 million of shares of the Company’s outstanding common stock, which is referred to as the 2026 Share Repurchase Authorization, and together the 2026 Share Repurchase Authorization and the 2025 Share Repurchase Authorization are referred to as the Share Repurchase Authorizations. Under the 2026 Share Repurchase Authorization, the Company repurchased and subsequently retired 3.7 million shares of its common stock for an aggregate amount of $45.7 million, at an average price of $12.31 per share, since the authorization in February 2026. As of June 30, 2026, the Company had $254.3 million available for repurchase under the 2026 Share Repurchase Authorization.
Collectively, during the three and six months ended June 30, 2026, the Company repurchased and subsequently retired 0.2 million and 8.3 million shares of its common stock, for an aggregate amount of $1.8 million and $109.7 million, at an average price of $11.16 and $13.24 per share, respectively, including fees associated with the repurchases and excluding excise tax, under the Share Repurchase Authorizations.
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

Palo Alto Office Lease — Expansion Space
In February 2026, the Company commenced two new operating leases for expansion space at its corporate headquarters in Palo Alto, California, pursuant to an amendment to its existing office lease executed in January 2026. The amendment added Suite 125 (approximately 7,540 square feet) and Suite 302 (approximately 1,390 square feet), bringing total leased space at the location to approximately 21,615 square feet across three suites. The term for both suites runs through the existing lease expiration of September 2032. The Company concluded that the expansion represents two separate leases rather than a modification of the existing lease, and both suites are classified as operating leases. The Company evaluated the two existing renewal options, each for an additional three years, and determined they are not reasonably certain to be exercised; accordingly, they have not been included in the measurement of the right-of-use assets or lease liabilities. As a result of entering into these leases, the Company recognized right-of-use assets and lease liabilities of approximately $3.7 million for Suite 125 and approximately $0.7 million for Suite 302. Monthly rent payments, in aggregate under the leases, are approximately $0.1 million and are recorded within general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income.
Note 7—Business Combination
2025 Acquisitions
Bubty B.V.
On June 27, 2025, Lifted acquired 100% of the equity interests of Bubty, a Netherlands-based platform supporting enterprise management of contingent workforce solutions, for total purchase price consideration of $20.4 million. This acquisition advances the Company’s strategic objectives by equipping Lifted with enhanced workforce management capabilities and a platform for clients managing global talent.
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
As of June 30, 2026, acquisition-related compensation includes aggregate founders’ holdback amounts of $14.9 million to be paid over a three-year period from the date of the respective deal close, subject to the relevant founder’s continued employment or service, as applicable. This represents compensation for post-combination services because the payments are subject to the relevant founder’s continuous employment or service, as applicable, to the relevant vesting dates. The Company expects to recognize related compensation expense over the service period as amounts are earned.
Note 8—Commitments and Contingencies
Letters of Credit
In conjunction with the Company’s operating lease agreements, as of June 30, 2026 and December 31, 2025, the Company had irrevocable letters of credit outstanding in the aggregate amount of $0.3 million. The letters of credit are collateralized by restricted cash in the same amount. No amounts had been drawn against these letters of credit as of June 30, 2026 and December 31, 2025.
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
As of June 30, 2026 and December 31, 2025, the Company was not a party to any material legal proceedings or claims, nor is the Company aware of any pending or threatened litigation or claims, including non-income tax matters, that could reasonably be expected to have a material adverse effect on its business, operating results, cash flows, or financial condition. Accordingly, the amounts accrued for contingencies for which the Company believes a loss is probable were not material as of June 30, 2026 and December 31, 2025.
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
Note 9—Debt
The following table presents the carrying value of the Company’s debt obligations as of June 30, 2026 and December 31, 2025:

(In thousands)	June 30, 2026	December 31, 2025
Convertible senior notes	$360,998	$360,998
Total debt	360,998	360,998
Less: Unamortized debt issuance costs	(307)	(1,228)
Balance	$360,691	$359,770
Debt, current	360,691	359,770
Weighted-average interest rate	0.77%	0.76%
Convertible Senior Notes Due 2026
In August 2021, the Company issued 0.25% convertible senior notes due 2026, which are referred to as the Notes. The Notes were issued pursuant to and are subject to the terms and conditions of an indenture between the Company and Computershare Trust Company, National Association (as successor in interest to Wells Fargo Bank, National Association), as trustee, which is referred to as the Indenture. The Notes were offered and sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. As of June 30, 2026 and December 31, 2025, $361.0 million aggregate principal amount of the Notes remained outstanding.
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
As of May 15, 2026, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. No holders converted any portion of the Notes during the three and six months ended June 30, 2026.
Upon conversion, the Notes may be settled in cash. The Notes have an initial conversion rate of 15.1338 shares of common stock per $1,000 principal amount of Notes, which is subject to adjustment in certain circumstances. This is equivalent to an initial conversion price of approximately $66.08 per share of the Company’s common stock. The conversion rate is subject to customary adjustments under certain circumstances in accordance with the terms of the Indenture. In addition, if certain corporate events that constitute a make-whole fundamental change (as defined in the Indenture) occur or if the Company issues a notice of redemption with respect to the Notes prior to the maturity date, then the conversion rate will, in certain circumstances, be increased for a specified period of time.
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
The Notes are the Company’s senior unsecured obligations and rank senior in right of payment to any of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any of the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness (including the Revolving Credit Facility (as defined below)); and structurally junior to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.
For each of the three months ended June 30, 2026 and 2025, interest expense related to the Notes was $0.2 million, and amortization of the debt issuance costs related to the Notes was $0.5 million. For each of the six months ended June 30, 2026 and 2025, interest expense related to the Notes was $0.5 million, and amortization of the debt issuance costs related to the Notes was $0.9 million.
As of June 30, 2026 and December 31, 2025, the if-converted value of the Notes did not exceed the outstanding principal amount. As of June 30, 2026, the total estimated fair value of the Notes was $357.4 million and was determined based on a market approach using actual bids and offers of the Notes in an over-the-counter market on the last trading day of the period. The Company considers these assumptions to be Level II inputs in accordance with the fair value hierarchy described in “Note 4—Fair Value Measurements.”
Capped Calls
In connection with the issuance of the Notes, the Company entered into privately negotiated capped call transactions, which are referred to as the Capped Calls, with various financial institutions. The Capped Calls expire on the earlier of the redemption or conversion of the Notes or in accordance with their terms in components from July 10, 2026 through August 13, 2026.
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
Revolving Credit Facility
On June 23, 2026, the Company entered into a credit agreement, which is referred to as the Credit Agreement, with Bank of America, N.A. as administrative agent, and BofA Securities, Inc. and Wells Fargo Securities, LLC as joint lead arrangers and joint bookrunners, providing for a secured revolving loan facility of up to $150.0 million, referred to as the Revolving Credit Facility, including a $10.0 million sublimit for standby letters of credit and a $10.0 million swingline sublimit. The Credit Agreement includes an accordion option to increase the revolving commitments or incur new term loans up to an additional $50.0 million. The Revolving Credit Facility matures on June 23, 2029 and is secured by substantially all assets of the Company and its wholly owned domestic subsidiaries, which provide a full, unconditional guarantee of the Company’s obligations thereunder.
Interest Rate and Fees
Borrowings bear interest at Term SOFR or Daily Simple SOFR (each as defined in the Credit Agreement) plus 2.00% to 2.50%, or at the Base Rate (as defined in the Credit Agreement) plus 1.00% to 1.50%, in each case based on the Company’s Consolidated Net Leverage Ratio (as defined in the Credit Agreement). An undrawn commitment fee of 0.20% to 0.30% per annum accrues on the unused portion of the facility, payable quarterly in arrears.
Covenants
The Credit Agreement contains financial maintenance covenants requiring the Company to maintain (i) a maximum Consolidated Net Leverage Ratio of 2.50 to 1.00, with cash netting of up to $100.0 million, and (ii) a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of 1.25 to 1.00, tested quarterly. The Credit Agreement also contains customary affirmative and negative covenants and events of default. As of June 30, 2026, the Company was in compliance with all covenants.
Availability and Borrowings
As of June 30, 2026, there were no borrowings and no letters of credit outstanding under the Revolving Credit Facility, resulting in available borrowing capacity of $150.0 million.
Debt Issuance Costs
In connection with the Credit Agreement, the Company incurred approximately $1.2 million of debt issuance costs, presented as a deferred financing cost asset within prepaid expenses and other current assets and other long-term assets on the condensed consolidated balance sheet. These costs are amortized on a straight-line basis over the three-year term of the Revolving Credit Facility as a component of interest expense. Amortization for the three and six months ended June 30, 2026 was immaterial.

Note 10—Net Income per Share
The following table sets forth the computation of the Company’s basic and diluted net income per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2026	2025	2026	2025
Numerator:
Basic: net income	$25,404	$32,726	$56,865	$70,456
Interest expense related to convertible senior notes, net of tax	570	579	1,140	1,158
Diluted	$25,974	$33,305	$58,005	$71,614

Denominator:
Weighted-average shares used to compute net income per share, basic and diluted
Basic	123,917,706	132,183,392	126,005,312	133,687,429
Options to purchase common stock	304,748	481,910	411,291	522,696
Common stock issuable upon vesting of restricted stock units and performance stock units	122,510	1,540,929	554,705	1,658,490
Common stock issuable upon exercise of common stock warrants	149,842	232,838	149,881	232,842
Common stock issuable in connection with employee stock purchase plan	—	296,047	199,434	301,065
Common stock issuable in connection with convertible senior notes	5,463,045	5,463,045	5,463,045	5,463,045
Diluted	129,957,851	140,198,161	132,783,668	141,865,567

Net income per share:
Basic	$0.21	$0.25	$0.45	$0.53
Diluted	$0.20	$0.24	$0.44	$0.50
The following potentially dilutive shares were excluded from the computation of diluted net income per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Options to purchase common stock	182,039	1,747,494	75,496	1,500,000
Common stock issuable upon vesting of restricted stock units and performance stock units	8,512,220	8,016,737	8,080,025	7,899,176
Common stock issuable in connection with employee stock purchase plan	1,074,822	764,897	875,388	759,879
Total	9,769,081	10,529,128	9,030,909	10,159,055

Note 11—Income Taxes
The Company computes its provision for income taxes by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusts the provision for discrete tax items recorded in the period.
For the three months ended June 30, 2026 and 2025, the Company’s income tax provision was $6.7 million and $5.7 million, respectively. For the six months ended June 30, 2026 and 2025, the Company’s income tax provision was $12.9 million and $13.0 million, respectively.
The increase in income tax provision for the three months ended June 30, 2026, as compared to the same period in 2025, was primarily attributable to tax deficiencies related to stock-based compensation.
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
The following tables set forth significant expense categories and other specified amounts included in consolidated net income that are otherwise regularly provided to the CODM for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$191,660	$194,939	$387,143	$387,645
Cost of revenue (1)	39,948	40,470	79,075	79,672
Research and development (1)	31,137	36,529	66,263	75,073
Sales and marketing (1)	30,456	34,664	66,473	68,414
General and administrative (1)(2)(3)	23,517	24,446	49,082	47,386
Provision for transaction losses	2,549	1,769	4,771	4,028
Stock-based compensation expense (4)	14,123	15,977	29,544	28,249
Depreciation and amortization	8,780	5,879	17,879	10,740
Interest income	(5,016)	(6,722)	(10,867)	(13,820)
Interest expense	703	686	1,407	1,372
Restructuring charges (4)	12,826	—	12,826	—
Income tax provision	6,699	5,717	12,948	12,994
Other segment items (4)(5)(6)	534	2,798	877	3,081
Segment net income	$25,404	$32,726	$56,865	$70,456
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
(4) During the three months ended June 30, 2026, the Company incurred $13.8 million in costs related to the execution of the 2026 Restructuring (as defined below). Of this amount, $12.8 million is included in “Restructuring charges”, while the remaining amount is allocated in “Stock-based compensation expense” and “Other segment items”. See “Note 13—Restructuring Charges” for more information.
(5) For each of the three months ended June 30, 2026 and 2025, the Company incurred $0.2 million of expenses related to the Tides Foundation Warrant, and for each of the six months ended June 30, 2026 and 2025, the Company incurred $0.4 million of such expense.
(6) For each of the three and six months ended June 30, 2025, the Company incurred acquisition-related costs of $2.5 million in connection with the Company’s business combinations. These costs primarily consist of legal, accounting, and other professional fees, and are recorded in general and administrative expenses in the condensed consolidated statements of operations.
Substantially all of the Company’s long-lived assets, including operating lease right-of-use assets, were located in the United States as of June 30, 2026 and December 31, 2025.
Note 13—Restructuring Charges
In May 2026, the Company initiated a restructuring plan, referred to as the 2026 Restructuring, intended to build a more efficient operating model and position the Company for profitable growth as the nature of work evolves. The 2026 Restructuring included various cost-reduction measures, including workforce reductions, reductions in operating expenses, as well as decreases in capital expenditures. As part of the 2026 Restructuring, the Company reduced its total workforce by approximately 20% as of June 30, 2026.

The Company expects additional reductions to be completed by December 31, 2026, resulting in a total workforce reduction of approximately 24%.
The total restructuring charges for the three months ended June 30, 2026 were $13.8 million and are presented within the respective functional line items in the Company's condensed consolidated statements of operations and comprehensive income, as shown in the following table:

(in thousands)	Employee severance and benefit costs	Contract termination costs	Other charges	Total Restructuring Charges

Cost of revenue	$85	$187	$—	$272
Research and development	4,437	2,455	—	6,892
Sales and marketing	2,630	720	—	3,350
General and administrative	2,424	720	—	3,144
Other income, net	—	—	178	178
Total	$9,576	$4,082	$178	$13,836
Contract termination costs include expenses related to the reduction in force of the Company’s contracted workforce impacted by the 2026 Restructuring, as well as vendor contract terminations.
Other charges include additional expenses incurred as part of the 2026 Restructuring, such as disposal of certain fixed assets.
No restructuring charges were recorded for the three and six months ended June 30, 2025.
The following table summarizes the Company’s restructuring liability:

(in thousands)	Restructuring Liability
Beginning balance as of January 1, 2026	$—
Restructuring charges incurred for the six months ended June 30, 2026	13,836
Cash payments for the six months ended June 30, 2026	(6,131)
Non-cash adjustments for the six months ended June 30, 2026	$(1,106)
Ending balance as of June 30, 2026	$6,599
As of June 30, 2026, the remaining restructuring liability of $6.6 million consists primarily of accrued severance and benefit costs recorded within “Accrued expenses and other current liabilities” in the accompanying condensed consolidated balance sheet. The remaining liability is expected to be settled by December 31, 2026. The Company expects to incur additional restructuring charges during the remainder of 2026 as affected employees continue through their required service periods under the 2026 Restructuring and as the Company completes its evaluation of vendor contracts impacted by the 2026 Restructuring.
In connection with its 2026 Restructuring, the Company issued cash retention awards to certain continuing employees with an aggregate value of $12.4 million. These awards are separate and distinct from the termination benefits described above, are earned through future service, and are accounted for as compensation expense under ASC 710-10, recognized ratably over each award’s applicable service period. Payments are scheduled across 2026, 2027, and 2028, subject to each recipient’s continued employment and good standing on the applicable payment date.

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
Financial Highlights
Over the past several years, we have continued to execute on our strategic initiatives designed to drive sustainable growth and profitability, and improve operational efficiency. These initiatives have centered around four key growth drivers: (i) enhancing monetization and the supply and demand characteristics of the Upwork Marketplace with new ads products and other offerings, enhancing existing offerings, and optimizing our Connects pricing model; (ii) expanding our Enterprise offerings through enhanced solutions and strategic partnerships that enable us to serve a broader range of client segments and deliver end-to-end contingent workforce solutions through Lifted; (iii) expanding our small and medium-sized business, which we refer to as SMB, offerings and support through tailored solutions such as Business Plus; and (iv) advancing our AI capabilities and AI-native experiences, including through Uma™, our proprietary AI work agent, and other AI-driven features that enhance productivity for talent and clients across the Upwork Marketplace. While the execution of these initiatives contributed to Marketplace take rate expansion for the three and six months ended June 30, 2026, GSV and active clients declined during these periods driven by the evolving impact of AI on certain categories of freelance work and on new client acquisition and retention, as well as macroeconomic uncertainty. We expect these headwinds to continue to impact GSV, active clients, and revenue in the remainder of 2026, while our cost reduction efforts are expected to support continued adjusted EBITDA growth, subject to market conditions and execution. For example, in May 2026, we initiated the 2026 Restructuring to reduce our cost structure and improve operational efficiency, which contributed to adjusted EBITDA growth despite lower revenue and net income for the three and six months ended June 30, 2026.

Marketplace revenue decreased to $166.9 million, or (2)%, for the three months ended June 30, 2026, as compared to $170.7 million in the same period in 2025. Marketplace revenue was relatively flat for the six months ended June 30, 2026, as compared to the same period in 2025. Marketplace take rate increased to 19.6% and 19.5% for the three and six months ended June 30, 2026, respectively, as compared to 18.5% and 18.4% in the same periods in 2025, respectively, reflecting the growing contributions from ads and monetization products.
Enterprise revenue increased to $24.8 million, or 2%, for the three months ended June 30, 2026, as compared to $24.3 million in the same period in 2025. Enterprise revenue decreased to $49.6 million, or (2)%, for the six months ended June 30, 2026, as compared to $50.7 million in the same period in 2025. Unless otherwise indicated, Enterprise results discussed herein include the results of Ascen and Bubty following the date that each was acquired by Lifted.
During the three months ended June 30, 2026, we generated net income of $25.4 million and adjusted EBITDA of $64.1 million, compared to net income of $32.7 million and adjusted EBITDA of $57.1 million during the same period in 2025. During the six months ended June 30, 2026, we generated net income of $56.9 million and adjusted EBITDA of $121.5 million, as compared to net income of $70.5 million and adjusted EBITDA of $113.1 million during the same period in 2025.
The decreases in net income of $7.3 million and $13.6 million, for the three and six months ended June 30, 2026, respectively, were primarily attributable to a decline in gross profit, reflecting higher cost of revenue driven by increased amortization of capitalized internal-use software and platform development costs for both periods, and $13.8 million in charges related to our restructuring plan announced in May 2026, which we refer to as the 2026 Restructuring.
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
Key Financial and Operational Metrics
The key financial and operational metrics that we monitor to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions were as follows, as of or for the period presented:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(In thousands, except percentages and basis points)	2026	2025		2026	2025
GSV	$966,439	$1,002,650	(4)%	$1,952,461	$1,990,363	(2)%
Marketplace revenue	$166,858	$170,660	(2)%	$337,563	$336,953	—%
Marketplace take rate	19.6%	18.5%	109 bps	19.5%	18.4%	110 bps
Net income	$25,404	$32,726	(22)%	$56,865	$70,456	(19)%
Adjusted EBITDA (1)	$64,053	$57,061	12%	$121,479	$113,072	7%

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

	As of June 30,		% Change
(Active clients are in thousands)	2026	2025
Active clients	763	796	(4)%
GSV per active client	$5,230	$5,002	5%
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
In the third quarter of 2025, we refined our definition of GSV to better align with the continued evolution of our business model and service offerings, including as a result of Lifted’s acquisitions of Bubty B.V., which we refer to as Bubty, and Ascen Inc., which we refer to as Ascen. This change does not impact previously reported GSV amounts or affect the comparability of GSV across periods, and no historical periods have been recast.
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

The following table presents a reconciliation of net income, the most directly comparable financial measure prepared in accordance with U.S. GAAP, to adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Net income	$25,404	$32,726	$56,865	$70,456
Add back (deduct):
Stock-based compensation expense (1)	14,123	15,977	29,544	28,249
Depreciation and amortization	8,780	5,879	17,879	10,740
Other income, net (1)	(3,966)	(5,878)	(8,958)	(12,195)
Income tax provision	6,699	5,717	12,948	12,994
Other (1)(2)(3)	13,013	2,640	13,201	2,828
Adjusted EBITDA	$64,053	$57,061	$121,479	$113,072
(1) For the three and six months ended June 30, 2026, we incurred $13.8 million in costs related to the 2026 Restructuring. Of this amount, $12.8 million is included in Other, while the remaining amount is allocated between “Stock-based compensation expense” and “Other Income, net”. See “Note 13—Restructuring Charges” of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.
(2) For each of the three months ended June 30, 2026 and 2025, we incurred $0.2 million of expense related to the warrant to purchase 500,000 shares of our common stock at an exercise price of $0.01 per share issued to the Tides Foundation in 2018, and for each of the six months ended June 30, 2026 and 2025, we incurred $0.4 million of such expense.

(3) For each of the three and six months ended June 30, 2025, we incurred acquisition-related costs of $2.5 million in connection with our business combinations. These costs primarily consist of legal, accounting, and other professional fees, and are recorded in general and administrative expenses in the condensed consolidated statements of operations.

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
•adjusted EBITDA does not reflect: (a) changes in, or cash requirements for, our working capital needs; (b) interest expense, or the cash requirements necessary to service interest or principal payments on our debt, which reduces cash available to us; (c) tax payments that may represent a reduction in cash available to us; or (d) material acquisition-related deal costs; and
•other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces the usefulness of this measure for comparative purposes.
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

Results of Operations
The following table sets forth our condensed consolidated results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Revenue
Marketplace	$166,858	$170,660	$337,563	$336,953
Enterprise	24,802	24,279	49,580	50,692
Total revenue	191,660	194,939	387,143	387,645
Cost of revenue (1)	45,288	43,432	89,929	85,238
Gross profit	146,372	151,507	297,214	302,407
Operating expenses
Research and development (1)	43,894	44,843	87,201	90,995
Sales and marketing (1)	34,914	36,671	72,351	72,422
General and administrative (1)	36,878	35,659	72,036	63,707
Provision for transaction losses	2,549	1,769	4,771	4,028
Total operating expenses	118,235	118,942	236,359	231,152
Income from operations	28,137	32,565	60,855	71,255
Other income, net	3,966	5,878	8,958	12,195
Income before income taxes	32,103	38,443	69,813	83,450
Income tax provision	(6,699)	(5,717)	(12,948)	(12,994)
Net income	$25,404	$32,726	$56,865	$70,456
(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Cost of revenue	$88	$200	$250	$387
Research and development	2,866	5,615	7,671	11,427
Sales and marketing	1,321	1,674	2,741	3,175
General and administrative	9,848	8,488	18,882	13,260
Total stock-based compensation	$14,123	$15,977	$29,544	$28,249

Comparison of the Three and Six Months Ended June 30, 2026 and 2025
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2026	2025	Change		2026	2025	Change
Marketplace	$166,858	$170,660	$(3,802)	(2)%	$337,563	$336,953	$610	—%
Percentage of total revenue	87%	88%			87%	87%
Enterprise	24,802	24,279	523	2%	49,580	50,692	(1,112)	(2)%
Percentage of total revenue	13%	12%			13%	13%
Total revenue	$191,660	$194,939	$(3,279)	(2)%	$387,143	$387,645	$(502)	—%

During the three and six months ended June 30, 2026, GSV decreased 4% and 2%, respectively, as compared to the same periods in 2025. The decreases for both periods were primarily driven by declines in client acquisition and retention, partially offset by growth in Enterprise Solutions driven by the acquisition of Ascen.
The number of active clients decreased 4% as of June 30, 2026, compared to June 30, 2025, driven by lower acquisition of new clients as well as lower retention of existing clients. By contrast, GSV per active client increased 5% as of June 30, 2026, compared to June 30, 2025, reflecting increased engagement among existing clients.
For the three months ended June 30, 2026, total revenue was $191.7 million, representing a 2% decrease compared to the same period in 2025. For the six months ended June 30, 2026, total revenue was $387.1 million, relatively flat compared to $387.6 million in the same period in 2025.
For the three months ended June 30, 2026, Marketplace revenue decreased by $3.8 million, or 2%, compared to the same period in 2025, primarily driven by lower talent service fees and client marketplace fees reflecting a decline in active clients, partially offset by higher revenue from ads and monetization products and increased adoption of our Business Plus offering. For the six months ended June 30, 2026, Marketplace revenue was relatively flat compared to the same period in 2025, reflecting growth in ads and monetization products and increased Business Plus adoption, largely offset by lower talent service fees and client marketplace fees driven by a decline in active clients.
For the three months ended June 30, 2026, Enterprise revenue increased by $0.5 million, or 2%, compared to the same period in 2025, primarily driven by an increase in Enterprise Solutions revenue generated by the acquisition of Ascen, partially offset by decreased revenue from Managed Services reflecting reduced client spend.
For the six months ended June 30, 2026, Enterprise revenue decreased by $1.1 million, or 2%, compared to the same period in 2025, primarily driven by a decrease in Managed Services revenue reflecting reduced client spend, partially offset by Enterprise Solutions revenue generated by the acquisition of Ascen.
During the three and six months ended June 30, 2026, we focused on supporting existing Enterprise clients, while continuing to invest in the development of Lifted, which drove improvements in year-over-year spend per active Enterprise client. Investment in the expansion of Lifted is expected to support growth in Enterprise revenue for the remainder of 2026, subject to market conditions and execution.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2026	2025	Change		2026	2025	Change
Cost of revenue	$45,288	$43,432	$1,856	4%	$89,929	$85,238	$4,691	6%
Total gross margin	76%	78%			77%	78%
For the three and six months ended June 30, 2026, cost of revenue increased by $1.9 million, or 4%, and $4.7 million, or 6%, respectively, compared to the same periods in 2025. The increases were primarily driven by increases of $2.2 million and $5.1 million, respectively, in amortization of capitalized internal-use software and platform development costs related to projects placed into service in 2025, partially offset by decreases of $0.6 million and $0.8 million, respectively, in talent services costs associated with lower Managed Services client activity. The increases in amortization reflect the Company’s continued investments in internal-use software and platform development.
For the three and six months ended June 30, 2026, gross margin decreased to 76% and 77%, respectively, as compared to 78% in the same periods in 2025, primarily reflecting the impact of higher amortization of capitalized internal-use software and platform development costs.
We expect gross margin to remain below prior year levels throughout 2026 and cost of revenue to increase compared to 2025, largely driven by higher amortization of capitalized internal-use software and platform development costs.
Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2026	2025	Change		2026	2025	Change
Research and development	$43,894	$44,843	$(949)	(2)%	$87,201	$90,995	$(3,794)	(4)%
Percentage of total revenue	23%	23%			23%	23%
For the three and six months ended June 30, 2026, research and development expense decreased $0.9 million, or 2%, and $3.8 million, or 4%, respectively, compared to the same periods in 2025.
For the three months ended June 30, 2026, the decrease was primarily driven by $6.3 million of lower personnel-related costs reflecting lower corporate bonus expense and stock-based compensation expense, and $4.3 million of incremental internal-use software and platform development costs capitalized in the period. These decreases were partially offset by $6.9 million in charges related to the 2026 Restructuring, a $1.6 million increase in amortization of intangible assets, and a $0.9 million increase in hosting costs.
For the six months ended June 30, 2026, the decrease was primarily driven by $9.2 million of lower personnel-related costs reflecting a decline in corporate bonus expense and lower stock-based compensation expense, and $7.8 million of incremental internal-use software and platform development costs capitalized in the period. These decreases were partially offset by $6.9 million in charges related to the 2026 Restructuring, a $3.2 million increase in amortization of intangible assets, and a $2.0 million increase in hosting costs.

Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2026	2025	Change		2026	2025	Change
Sales and marketing	$34,914	$36,671	$(1,757)	(5)%	$72,351	$72,422	$(71)	—%
Percentage of total revenue	18%	19%			19%	19%
For the three and six months ended June 30, 2026, sales and marketing expense decreased by $1.8 million, or 5%, and $0.1 million, respectively, compared to the same periods in 2025.
For the three months ended June 30, 2026, the decrease was primarily driven by $4.1 million of lower personnel-related costs reflecting a decline in corporate bonus expense and salaries and benefits and a $0.6 million decrease in marketing and advertising expense. These decreases were partially offset by $3.4 million in charges related to the 2026 Restructuring.
For the six months ended June 30, 2026, the decrease was primarily driven by $6.2 million of lower personnel-related costs reflecting a decline in corporate bonus expense and salaries and benefits, partially offset by $3.4 million in charges related to the 2026 Restructuring and a $3.3 million increase in marketing and advertising expense.
General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2026	2025	Change		2026	2025	Change
General and administrative	$36,878	$35,659	$1,219	3%	$72,036	$63,707	$8,329	13%
Percentage of total revenue	19%	18%			19%	16%
For the three and six months ended June 30, 2026, general and administrative expense increased by $1.2 million, or 3%, and $8.3 million, or 13%, respectively, compared to the same periods in 2025.
For the three months ended June 30, 2026, the increase was primarily driven by $3.1 million in charges related to the 2026 Restructuring and $1.4 million higher stock-based compensation expense, partially offset by $2.2 million of lower personnel-related costs primarily reflecting a decline in corporate bonus expense and a $1.4 million decrease in legal costs.
For the six months ended June 30, 2026, the increase was primarily driven by $3.1 million in charges related to the 2026 Restructuring, $5.6 million of higher stock-based compensation expense, and a $1.8 million increase in contractor and professional service fees, partially offset by $2.2 million lower personnel-related costs primarily reflecting a decline in corporate bonus expense.
Provision for Transaction Losses

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2026	2025	Change		2026	2025	Change
Provision for transaction losses	$2,549	$1,769	$780	44%	$4,771	$4,028	$743	18%
Percentage of total revenue	1.3%	0.9%			1.2%	1.0%
For the three and six months ended June 30, 2026, provision for transaction losses increased by $0.8 million and $0.7 million, respectively, compared to the same periods in 2025, representing approximately 1% of revenue for each of the three and six months ended June 30, 2026.
Other Income, Net

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2026	2025	Change		2026	2025	Change
Other income, net	$3,966	$5,878	$(1,912)	(33)%	$8,958	$12,195	$(3,237)	(27)%
Other income, net decreased by $1.9 million, or 33%, and $3.2 million, or 27%, for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The decreases were primarily due to lower interest income on cash and investment balances.

Income Tax Provision

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2026	2025	Change		2026	2025	Change
Income tax provision	$(6,699)	$(5,717)	$982	17%	$(12,948)	$(12,994)	$(46)	—%
Effective tax rate	20.9%	14.9%			18.5%	15.6%
For the three months ended June 30, 2026, our income tax provision increased by $1.0 million, or 17%, compared to the same period in 2025. Our effective tax rate increased to 20.9% compared to 14.9% for the same period in 2025, primarily attributable to tax deficiencies related to stock-based compensation.
For the six months ended June 30, 2026, our income tax provision was relatively flat compared to the same period in 2025. Our effective tax rate increased to 18.5% compared to 15.6% for the same period in 2025, primarily attributable to tax deficiencies related to stock-based compensation.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, and available borrowings under our Revolving Credit Facility (as defined below). Our cash equivalents and marketable securities primarily consist of money market funds, commercial paper, treasury bills, corporate bonds, U.S. and foreign government securities, asset-backed securities, and other types of fixed income securities. The primary objective of our investment activities from our operating investments is to preserve principal while maximizing income without significantly increasing risk. Since our inception, our business has consisted of the operation of an online work marketplace that connects businesses with independent talent from across the globe and the provision of additional contingent workforce solutions through Lifted and its subsidiaries. We do not make investments for trading or speculative purposes. As of June 30, 2026 and December 31, 2025, we had $476.0 million and $294.4 million in cash and cash equivalents, respectively. As of June 30, 2026 and December 31, 2025, we had $138.2 million and $378.4 million in marketable securities, respectively.

In June 2026, we entered into a credit agreement, which we refer to as the Credit Agreement, that provides for a secured revolving loan, available in an amount up to $150.0 million, which we refer to as the Revolving Credit Facility, to support our ongoing liquidity and capital needs. The Credit Agreement also includes an option to increase the amount of the Revolving Credit Facility, through either an increase to the revolving loan or the incurrence of new term loans, up to an additional $50.0 million. As of June 30, 2026, no amounts were outstanding under the Revolving Credit Facility and $150.0 million of borrowing capacity was available. The Credit Agreement contains financial maintenance covenants requiring us to maintain (i) a maximum Consolidated Net Leverage Ratio (as defined in the Credit Agreement) of 2.50 to 1.00, with cash netting of up to $100.0 million, and (ii) a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of 1.25 to 1.00, tested quarterly. The Credit Agreement also contains customary affirmative and negative covenants and events of default. As of June 30, 2026, we were in compliance with all covenants. See Note 9 to our condensed consolidated financial statements for additional information regarding the Revolving Credit Facility.
Our 0.25% convertible senior notes due 2026, which we refer to as the Notes, will mature on August 15, 2026. We intend to repay the outstanding principal and accrued interest on the Notes upon maturity using existing cash on hand and borrowings under our Revolving Credit Facility. Following the repayment of the Notes, we believe our remaining cash, cash equivalents, and marketable securities, together with cash generated from operations, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
In the long term, our ability to support our working capital and capital expenditure requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, the timing and extent of spending to support research and development efforts, investments to support and scale our Enterprise offerings, including integration costs associated with recent acquisitions, the expansion of sales and marketing activities, the cost to host our platforms and other workforce solutions, the introduction of new lines of business, offerings, and services, the continuing market adoption of our offerings, any acquisitions or investments that we make in complementary businesses, products, and technologies, macroeconomic conditions, any repurchases of shares of our outstanding common stock, and our ability to obtain equity or debt financing.
To the extent existing cash and cash equivalents, cash from marketable securities, cash from operations, and available borrowings under our Revolving Credit Facility are insufficient to fund our working capital and capital expenditure requirements, or should we require additional cash for other purposes, we will need to raise additional funds. In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership and economic interests of our existing stockholders will be diluted. If we raise additional financing by incurring additional indebtedness, we will be subject to additional debt service requirements and could also be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could also be unfavorable to our equity investors. There can be no assurances that we will be able to raise additional capital on terms we deem acceptable, or at all. The inability to raise additional capital as and when required would have an adverse effect, which could be material, on our results of operations, financial condition, and ability to achieve our business objectives.
Commitments and Contingencies
Our principal commitments consist of the Notes, future purchase commitments for cloud infrastructure and other services, and obligations under our non-cancelable operating leases for office space.
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

Notes
Assuming the outstanding Notes are not converted, repurchased, or redeemed prior to maturity on August 15, 2026, (i) annual interest expense relating to the Notes will be $0.4 million for the remainder of fiscal year 2026 and (ii) principal in the amount of $361.0 million will be payable upon maturity. For additional information about our Notes, see the section below titled “—Convertible Senior Notes Due 2026 and Capped Calls.”
Revolving Credit Facility
In June 2026, we entered into the Credit Agreement providing the Revolving Credit Facility, available in an amount up to $150.0 million, which matures on June 23, 2029. As of June 30, 2026, no amounts were outstanding under the Revolving Credit Facility. See Note 9 to our condensed consolidated financial statements for additional information regarding the terms of the Credit Agreement, including interest rates, fees, and covenant requirements.
Future Purchase Commitments
In June 2026, we entered into a non-cancelable agreement for cloud infrastructure and other services that contains future purchase commitments of $44.0 million over two years, with $22.0 million in each year. The agreement expires in May 2028.
As of June 30, 2026, we had total remaining purchase commitments of $39.7 million, consisting of $38.1 million under the cloud infrastructure agreement described above and $1.6 million under various other vendor agreements.
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
Share Repurchase Program
In September 2025, our board of directors authorized a share repurchase program for the repurchase of up to $100.0 million of shares of our outstanding common stock, which we refer to as the 2025 Share Repurchase Authorization. Under the 2025 Share Repurchase Authorization, we repurchased and subsequently retired 2.1 million shares of our common stock for an aggregate amount of $36.0 million, at an average price of $17.33 per share, from September 2025 through December 2025, and an additional 4.6 million shares for an aggregate amount of $64.0 million, at an average price of $14.00 per share, from January 2026 through March 2026. As of June 30, 2026, we had no remaining balance available for repurchases under the 2025 Share Repurchase Authorization.
In February 2026, our board of directors authorized a share repurchase program for the repurchase of up to $300.0 million of shares of our outstanding common stock, which is referred to as the 2026 Share Repurchase Authorization, and we refer to the 2026 Share Repurchase Authorization and the 2025 Share Repurchase Authorization together as the Share Repurchase Authorizations. Under the 2026 Share Repurchase Authorization, we repurchased and subsequently retired 3.7 million shares of our common stock for an aggregate amount of $45.7 million, at an average price of $12.31 per share, since the authorization in February 2026. As of June 30, 2026, we had $254.3 million available for repurchase under the 2026 Share Repurchase Authorization.
During the three and six months ended June 30, 2026, we repurchased and subsequently retired 0.2 million and 8.3 million shares, respectively, of our common stock, for an aggregate amount of $1.8 million and $109.7 million, at an average price of $11.16 and $13.24 per share, respectively, including fees associated with the repurchases and excluding excise tax, under the Share Repurchase Authorizations.

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
Escrow Funding Requirements
As a licensed internet escrow agent, we offer escrow services to customers and, as such, we are required to hold our customers’ escrowed cash and in-transit cash in trust as an asset and record a corresponding liability for escrow funds held on behalf of talent and clients on our balance sheet. We expect the balances of our funds held in escrow, including funds held in transit, and the related liability to fluctuate based on marketplace activity, and they may vary from period to period. Escrow regulations require us to cover the trust with our operating cash in the event of shortages due to the timing of cash receipts from clients for completed hourly billings. Talent submit their billings for hourly contracts to their clients on a weekly basis every Sunday, and the aggregate amount of such billings is added to escrow funds payable to talent on the same day. As of each Sunday of each week, we have not yet collected funds for hourly billings from clients as these funds are in transit. Therefore, in order to satisfy escrow funding requirements, every Sunday we match the shortage of cash in trust by restricting our own operating cash and typically collect this cash shortage from clients within the next several days. As of June 30, 2026 and December 31, 2025, funds held in escrow, including funds in transit, were $193.3 million and $180.8 million, respectively. We deposit a portion of funds held in escrow in interest-bearing checking accounts.
Convertible Senior Notes Due 2026 and Capped Calls
As of June 30, 2026 and December 31, 2025, $361.0 million aggregate principal amount of the Notes remained outstanding.
The Notes were issued in August 2021, pursuant to and subject to the terms and conditions of an indenture between us and Computershare Trust Company, National Association (as successor in interest to Wells Fargo Bank, National Association), as trustee. The Notes are senior, unsecured obligations and bear interest at a rate of 0.25% per year, payable semiannually in arrears, and are due August 15, 2026. Upon conversion, the Notes may be settled in cash.
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

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(In thousands)	2026	2025
Net cash provided by operating activities	$69,893	$109,479
Net cash provided by (used in) investing activities	221,157	(56,673)
Net cash used in financing activities(1)	(96,849)	(51,496)
Net change in cash, cash equivalents, and restricted cash	$194,201	$1,310
(1) Includes an increase in funds held in escrow, including funds in transit, of $11.7 million for the six months ended June 30, 2026, and an increase of $16.6 million for the six months ended June 30, 2025.

Operating Activities
Our largest source of cash from operating activities is Marketplace revenue. Our primary uses of cash from operating activities are for personnel-related expenditures, payment processing fees, amounts paid to talent to deliver services for clients under our Managed Services offering, and third-party hosting costs.
For the six months ended June 30, 2026, net cash provided by operating activities was $69.9 million, which resulted from net income of $56.9 million, non-cash adjustments of $52.7 million, and net cash outflows of $39.7 million from changes in operating assets and liabilities.
For the six months ended June 30, 2025, net cash provided by operating activities was $109.5 million, which resulted from net income of $70.5 million and non-cash adjustments of $42.8 million, and net cash outflows of $3.8 million from changes in operating assets and liabilities.
Investing Activities
For the six months ended June 30, 2026, net cash provided by investing activities was $221.2 million, primarily driven by $240.2 million in proceeds from maturities of marketable securities, partially offset by $17.7 million in internal-use software and platform development costs and $3.3 million for purchases of property and equipment.
For the six months ended June 30, 2025, net cash used in investing activities was $56.7 million, which was primarily a result of investing $259.1 million in various marketable securities, $20.4 million cash paid for the acquisition of Bubty, $8.2 million in internal-use software and platform development costs, and $4.9 million for purchases of property and equipment. These outflows were partially offset by $232.4 million in proceeds from maturities of marketable securities and $3.5 million in proceeds from the sale of marketable securities.
Financing Activities
For the six months ended June 30, 2026, net cash used in financing activities was $96.8 million, primarily driven by $109.7 million in cash paid for repurchases under the Share Repurchase Authorizations, an increase in escrow funds payable of $11.7 million, and $1.2 million of debt issuance costs paid in connection with the Revolving Credit Facility. These outflows were partially offset by $1.6 million in proceeds received from our 2018 Employee Stock Purchase Plan, and $0.8 million in proceeds from stock option exercises.
For the six months ended June 30, 2025, net cash used in financing activities was $51.5 million, which was driven by $70.9 million cash paid for repurchases under the $100.0 million share repurchase program authorized by our board of directors in October 2024, partially offset by an increase in escrow funds payable of $16.6 million, proceeds received from our 2018 Employee Stock Purchase Plan of $2.2 million, and cash received from stock option exercises of $0.7 million.

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
Interest Rate Risk
Borrowings under the Notes have a fixed interest rate. As of each of June 30, 2026 and December 31, 2025, we had $361.0 million aggregate principal amount of borrowings outstanding under the Notes.
Borrowings under the Revolving Credit Facility bear interest at variable rates and therefore expose us to interest rate risk. As of June 30, 2026, there were no borrowings outstanding under the Revolving Credit Facility. To the extent we borrow under the Revolving Credit Facility in the future, our interest expense will be sensitive to changes in market interest rates.
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
Foreign Currency Risk
Our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. In addition to the U.S. dollar, we offer clients the option to settle invoices denominated in the U.S. dollar in the following currencies: Euro, British Pound, Australian dollar, Canadian dollar, Singapore dollar, South African rand, New Zealand dollar, Polish zloty, Swiss franc, Norwegian krone,

Danish krone, Swedish krona, Turkish lira, Japanese yen, and Hong Kong dollar. When clients make payments in one of these currencies, we are exposed to foreign currency risk during the period between when payment is made and when the payment amounts settle. To mitigate this risk, we may enter into forward contracts or secure foreign currency exchange rates for certain durations with financial institutions. As such, the impact of foreign currency exchange rate fluctuations on our operating results has been immaterial to date.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (our Principal Executive Officer and interim Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2026.
Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•The applicability of sales, use, and other tax laws or regulations to our business could subject us or our customers to additional tax liability and related interest and penalties, and adversely impact our business.
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
•Our indebtedness could limit the cash flow available for our operations, and the restrictive and financial covenants under our Credit Agreement could limit our operational flexibility, exposing us to risks that could adversely affect our business, operating results, and financial condition.
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
Clients have diverse options to find and engage service providers, including other online or offline platforms, staffing firms and agencies, by engaging service providers directly, or by hiring temporary, full-time, or part-time employees directly or through an agency. Clients may decrease or cease their use of our platforms and other workforce solutions and our revenue may be adversely impacted for many reasons, including: if we fail to attract and retain talent; if the quality or types of services provided, or the pricing offered, by talent are not satisfactory to clients; or if AI tools provide a suitable replacement for traditional talent tasks. Further, expenditures by clients may be cyclical and may reflect overall macroeconomic conditions or budgeting patterns. For example, GSV and active clients declined during the three and six months ended June 30, 2026, driven by the evolving impact of AI on certain categories of freelance work and on new client acquisition and retention, as well as macroeconomic uncertainty. The loss of a key client could have an adverse effect on our business.
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
We have experienced growth in a relatively short period of time and expect to invest in our growth in the future. However, our historical growth should not be considered indicative of our future performance, and there can be no assurance that we will be able to sustain our historical growth rates or that any future investments in growth will be successful or cost-effective. For example, for the three and six months ended June 30, 2026, GSV decreased 4% and 2%, respectively, as compared to the same periods in 2025 and total revenue decreased 2% for the three months ended June 30, 2026, compared to the same period in 2025. Moreover, sustaining our growth in future periods will become more difficult in periods of macroeconomic uncertainty, elevated interest rates, and inflation. To manage any future growth, we must improve our systems, motivate and effectively manage and train our workforce, and successfully manage the risks, challenges, and uncertainties associated with our business. If we are unable to grow successfully without compromising the quality of our offerings or customer experience, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, operating results, and financial condition could be adversely affected.
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

Changes in our offerings and pricing model and the continued evolution of our business strategy and brand positioning subject us to a number of uncertainties, including our ability to plan for and project future growth and performance. Creating or modifying offerings is expensive and time consuming, diverts the attention of management, and may not be successful or cost-effective to maintain. In addition, we have in the past seen, and may in the future see, unexpected or unintended negative effects as a result of changes to our pricing model, offerings, and sales and marketing efforts, including increased customer dissatisfaction, harm to our reputation, increased circumvention rates, reductions in the number, size, or completion rate of client projects, or a failure to attract and retain customers. Additionally, implementing changes to business strategies could result in furloughs, layoffs, and reductions in force, such as the 2026 Restructuring announced in May 2026. If there are unforeseen expenses associated with such realignments in our business strategies, and we incur unanticipated charges or liabilities, then we may not be able to effectively realize the expected cost savings or other benefits of such actions. Any negative impacts resulting from changes to our business strategy, offerings, or pricing model could adversely impact our business, operating results, and financial condition.
If we are unable to maintain our banking and payment partner relationships on favorable terms, or at all, our business could be adversely affected.
We rely on banks and payment partners to provide us with corporate banking services, escrow trust accounts or other regulated accounts, and clearing, processing, and settlement functions for the funding of all transactions on our platforms and disbursement of funds to customers. Our banking and payment partners are critical to our business, and we may not always have sufficient alternative vendors in the event one or more relationships are terminated or interrupted for any reason. This could occur for a number of reasons, including the following:
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
To grow and maintain our business, offerings, and features, we need to continue to establish and maintain relationships with third parties, such as staffing providers, software and technology vendors, including third-party providers of AI technologies, and payment processing and disbursement providers. As our agreements with third-party partners terminate or expire, we may be unable to renew or replace these agreements on favorable terms or at all. Some of our strategic partners offer, or could offer, competing products and services or also work with our competitors. Moreover, we cannot guarantee that the parties with which we have strategic relationships will continue to offer the services for which we rely on them at economically reasonable terms or at all, maintain compliance with applicable regulations or usage restrictions, or devote the resources necessary to expand our reach, increase our distribution, or support an increased number of customers. If we are unsuccessful in establishing or maintaining our relationships with third parties on favorable terms, these relationships are not successful in improving our business, or one or more of our partners materially changes its business, our business, operating results, and financial condition may be adversely impacted.
We face payment and fraud risks that could adversely impact our business.
Bad actors use increasingly sophisticated methods, including AI, to attempt to engage in unlawful or fraudulent conduct on our platforms. This conduct may include unauthorized or fraudulent acquisition or use of data, money laundering, moving funds to regions or persons restricted by sanctions or export controls, terrorist financing, fraudulent sale of services, bribery, breaches of security, extortion or use of ransomware, distribution or creation of malware or viruses, and piracy or misuse of software and other copyrighted or trademarked content.
Our customer identity verification and authentication and fraud detection controls are complex, require continuous improvement, and may not be effective in detecting and preventing misconduct, including as we expand our AI-enabled products and features. Further, while we take steps to improve our trust and safety program through the use of algorithms and machine learning techniques, any required or inadvertent disclosure of our security techniques or new laws restricting our use of them may make our efforts to prevent fraud or the improper use of our platforms less effective and increase the risk of harm to our customers. If our controls are not effective, any of the following could result, each of which could harm our reputation, divert the attention of management, and adversely impact our business, operating results, and financial condition:
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
We incorporate AI and machine learning technologies across our platforms, offerings, and internal operations and are making further investments in expanding our AI capabilities. In addition, GSV from AI-related work performed on the Upwork Marketplace has increased as demand for AI talent has grown in recent periods. As with many innovations, AI presents new and evolving risks and challenges that could undermine or slow its adoption or cause us to experience brand or reputational harm, competitive harm, legal liability, new or enhanced governmental or regulatory scrutiny, and to incur additional costs to resolve such issues, each of which could adversely impact our business, operating results, and financial condition. For example, AI outputs may be, or alleged to be, deficient, inaccurate, inappropriate, biased, or infringing on the intellectual property rights of third parties. Perceived or actual technical, legal, compliance, privacy, security, ethical, or other issues relating to the use of AI may cause public confidence in AI generally or in our use of AI to be undermined, which could slow our customers’ adoption of our offerings, services, and features that use AI or result in a decrease in demand for AI-related work. In addition, the rapid evolution of AI will require significant resources to develop, integrate, and maintain the AI technologies included in our offerings, services, and features in order to remain competitive and to implement these technologies responsibly and minimize unintended or harmful impacts. Moreover, our use of third-party AI technologies and the costs associated with such use, including usage-based pricing, may be higher than anticipated and increase over time. There can be no assurance that the development, deployment, and use of such technologies will be successful or cost effective.
We are subject to disputes with or between our customers.
Disputes sometimes arise between talent and clients, including with respect to service standards, payment, confidentiality, work product, and intellectual property ownership and infringement. If either party believes the contract terms were not met, the service agreements negotiated between our customers and our default terms provide a mechanism for the parties to request assistance from us and, for some contracts, a third-party arbitrator. If customer disputes are not resolved amicably, the parties might escalate to formal proceedings. Given our role in facilitating and supporting customers’ interactions, claims may be brought against us directly and talent or clients may bring us into claims filed against each other, particularly when one party is insolvent or facing financial difficulties. We generally disclaim responsibility and liability for disputes between customers; however, we cannot guarantee that these disclaimers will be effective in preventing or limiting our involvement in customer disputes, enforceable, or otherwise effectively prevent us from incurring liability. Disputes with or between customers may become more frequent based on the services offered, such as AI-powered features that automate or facilitate customer activity on our platforms, or conditions outside our control, such as a macroeconomic downturn or actions of bad actors seeking to take advantage of other customers. Such disputes, or any increase in the number of disputes, may adversely affect our business, operating results, and financial condition.

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

In addition, search engines and other channels that we use to drive customers to our websites and mobile applications periodically change their algorithms, policies, and technologies, sometimes in ways that cause traffic to our websites and mobile applications to decline. These changes can also result in an interruption in customers’ ability to access our websites or a misunderstanding among potential customers regarding the functionalities or purposes of our platforms. We may also be forced to significantly increase marketing expenditures in the event that market prices for online advertising and paid listings escalate or our organic ranking decreases. For example, AI-generated search alternatives and AI-related and other changes to search engine results pages have emerged recently, affecting new customer acquisition and resulting in changes to our customer acquisition strategy. Any of these changes could have an adverse impact on our customer acquisition, business, operating results, and financial condition.
We face intense competition and could lose market share to our competitors, which could adversely affect our business, operating results, and financial condition.
The market for performing work is highly competitive, rapidly evolving, fragmented, and subject to changing technology, shifting needs, and frequent introductions of new competitors as well as new offerings and services. We compete with a number of online and offline platforms and services domestically and internationally, as well as traditional staffing firms. Our main competitors fall into the following categories:
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
In addition, well-established internet companies, social media platforms, and businesses that operate driving, delivery, and other commoditized marketplaces have entered or may decide to enter our market segment.
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
There is significant uncertainty and unpredictability in the worker classification regulatory landscape and the application of worker classification laws, which are highly fact-sensitive, subject to divergent interpretations by various authorities, and regularly subject to further regulation, amendment, or re-interpretation. As a result, there is risk to us and our customers that independent contractors could be deemed to be misclassified under applicable law, including as a result of changes in our offerings, such as the use of AI on our platforms and other workforce solutions, or brand positioning that we may introduce. For example, in California, Assembly Bill 5 is widely viewed as expanding the scope of the definition of “employee” for most purposes under California law. Despite subsequent amendments, exemptions, litigation, and enforcement activity, uncertainty remains regarding its application to certain business models, including marketplace and managed-service arrangements. Further, in January 2024, the U.S. Department of Labor published a final rule regarding the classification of workers as independent contractors or employees under the Fair Labor Standards Act. In February 2026, the U.S. Department of Labor released a Notice of Proposed Rulemaking proposing to rescind and replace the 2024 final rule. Other federal agencies, U.S. states, or jurisdictions outside the United States may enact similar legislation or rules. Disparate standards that may apply in private litigation, under state and federal law, and in jurisdictions outside the United States, together with continued regulatory uncertainty, may contribute to confusion and complicate compliance efforts for our customers.
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

We expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, automated processing, and information security. For example, Europe’s General Data Protection Regulation, which we refer to as the GDPR, the UK General Data Protection Regulation, and Europe’s Digital Services Act impose stringent data protection and data handling compliance requirements and provide for significant penalties for noncompliance. In California, the CCPA, as amended by the California Privacy Rights Act, requires, among other things, covered companies to provide certain disclosures to California consumers and affords such consumers certain rights, including the right to opt-out of certain sales of personal data. The CCPA also provides for civil penalties for violations as well as a private right of action for data breaches that may increase data breach litigation. A growing number of U.S. states have enacted similar or other data protection legislation that has or will go into staggered effect in the near future, and several other states and countries are considering expanding or passing privacy laws in the near term.
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
Artificial Intelligence
The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including in the areas of consumer protection, intellectual property, cybersecurity, privacy and data protection, and worker classification. Compliance with new and emerging laws, regulations, and industry standards relating to AI in the United States and internationally, such as U.S. state regulations and the E.U. AI Act, may impose significant operational costs and may limit our, our vendors’, or our customers’ ability to develop, deploy, or use existing or future AI technologies, products, and features. Furthermore, the interplay between AI laws and regulations and those governing data protection is complex, jurisdiction-specific, and continuing to evolve. Our use of data, including customer data, in connection with developing, training, or improving our AI technologies may be subject to evolving legal requirements and customer expectations, and any perceived or actual misuse of such data could result in reputational harm, reduced customer trust, regulatory scrutiny, or legal liability. As a result, our ability to adapt our existing platforms and offerings or develop new offerings, services, and features using AI may be limited or restricted, third-party providers of AI technologies may limit, restrict, or terminate our access to or use of their offerings or impose more restrictive terms, and demand for AI-related work may decline, which could adversely impact our business, operating results, and financial condition.
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
Any litigation or other disputes relating to allegations of intellectual property infringement could divert management attention and resources, subject us to significant legal costs and liability for damages or new licenses, invalidate our proprietary rights, or require us to alter our platforms, marketing strategy or other aspects of our business.
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
Moreover, we cannot ensure that our processes for controlling our use of open source software in our platforms will be effective. If we have not complied with the terms of an applicable open source software license, we may need to seek licenses from third parties to continue offering a platform and the terms on which such licenses are available may not be economically feasible, and we may be required to re-engineer a platform to remove or replace the open source software, discontinue offering the platform, pay monetary damages, or make available the source code for aspects of our proprietary technology, any of which could adversely affect our business, operating results, and financial condition.
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
We have incurred net losses in the past, and as of December 31, 2024, we had an accumulated deficit of $78.5 million. While we were in a retained earnings position as of June 30, 2026, we have made, and expect to continue to make in the future, significant expenditures related to the development and expansion of our business, including the launch and ongoing development of Lifted. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. While our GSV and revenue have grown in recent years, we may not be able to sustain the same level of growth in future periods, or at all. For example, for the three and six months ended June 30, 2026, GSV decreased 4% and 2%, respectively, as compared to the same periods in 2025 and total revenue decreased 2% for the three months ended June 30, 2026, compared to the same period in 2025. In addition, although our profitability has improved in recent periods, if our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to maintain profitability in future periods and the trading price of our common stock could decline.
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
The applicability of sales, use, and other tax laws or regulations to our business could subject us or our customers to additional tax liability and related interest and penalties, and adversely impact our business.
We are subject to numerous taxes and tax collection obligations in the U.S. and other foreign jurisdictions. Significant judgment is required to evaluate applicable tax obligations and in many cases the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business. As a result, we may recognize additional tax expense and be subject to additional tax liabilities, including other liabilities for tax collection obligations due to changes in federal, state, and international tax laws, statutes, rules, regulations, or ordinances; changes to our business operations; changes in taxing jurisdictions and administrative interpretations and applications; results of tax examinations, settlements, or judicial decisions; or changes in accounting principles. Moreover, a number of countries and intergovernmental organizations have recently proposed, recommended, or enacted new laws or changes to existing laws that could impact our tax and reporting obligations or add new compliance costs to our business to administer, assess, collect, and remit those taxes, and countries may propose or enact new laws that tax our or our customers’ activities in response to the imposition of new trade barriers. These changes may happen with little or no advance notice or implementation time, which can increase various short-term costs of compliance. The impact and burden of these regulations and proposed regulations on our business and the businesses of our customers is uncertain and may have a negative impact on our business.
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
To support our growth and business strategy, such as developing new features or enhancements to our platforms and other workforce solutions and improving our infrastructure, we have made and expect to continue to make significant financial investments in our business. In addition, we may, from time to time, seek to acquire or strategically invest in other complementary products, technologies, or businesses, or repurchase outstanding shares of our common stock or the Notes. For example, during the six months ended June 30, 2026, we repurchased $109.7 million of our common stock under the Share Repurchase Authorizations. As of June 30, 2026, we had no remaining balance under the 2025 Share Repurchase Authorization and $254.3 million available under the 2026 Share Repurchase Authorization for repurchases of our common stock. We may need to engage in equity or debt financings to obtain the funds required for these investments, acquisitions, and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to those of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve additional restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions and strategic investments. If we are unable to obtain adequate financing on terms satisfactory to us or at all, our ability to continue to support our business growth and business strategy could be significantly impaired and our business, operating results, and financial condition may be adversely affected.
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
During the six months ended June 30, 2026, we repurchased and subsequently retired 8.3 million shares of our common stock for an aggregate amount of $109.7 million under the Share Repurchase Authorizations, and we had $254.3 million available for repurchases under the 2026 Share Repurchase Authorization as of June 30, 2026. The actual timing and amount of any repurchases under the 2026 Share Repurchase Authorization will depend on a variety of factors, including stock price, trading volume, market and business conditions, regulatory requirements, and other considerations, all of which may be impacted by factors outside of our control. The 2026 Share Repurchase Authorization could affect the trading price of our common stock, increase volatility, and diminish our cash and cash equivalents and marketable securities available to fund working capital, repayment of debt, capital expenditures, strategic acquisitions, investments, or business opportunities, and other general corporate purposes. The 2026 Share Repurchase Authorization may be suspended, terminated, or modified at any time for any reason, and we cannot guarantee that any share repurchase authorization will be fully consummated, or at all, or that any share repurchases will enhance long-term stockholder value.
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
In addition, our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, which we refer to as the DGCL, our restated certificate of incorporation, or our amended and restated bylaws, any action asserting a claim against us that is governed by the internal affairs doctrine, or any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL. Our amended and restated bylaws also provide that the federal district courts of the United States would be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision. While the Delaware Supreme Court has upheld the facial validity of a federal forum provision for Securities Act claims, there remains uncertainty as to whether and in what circumstances courts outside Delaware will enforce similar provisions. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees.
Moreover, Section 203 of the DGCL may discourage, delay, or prevent a change of control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.
Risks Related to Our Indebtedness
Our indebtedness could limit the cash flow available for our operations, and the restrictive and financial covenants under our Credit Agreement could limit our operational flexibility, exposing us to risks that could adversely affect our business, operating results, and financial condition.
In August 2021, we issued the Notes. The Notes are senior, unsecured obligations and bear interest at a rate of 0.25% per year. The Notes will mature on August 15, 2026, unless earlier redeemed, repurchased, or converted in accordance with the terms of the Notes. In March 2023, we repurchased a portion of the outstanding Notes, and, as of June 30, 2026, $361.0 million aggregate principal amount of the Notes remained outstanding. In June 2026, we entered into the Credit Agreement providing the Revolving Credit Facility, which matures in June 2029. The Revolving Credit Facility is secured by liens on substantially all of our assets and those of our subsidiary guarantors, contains financial and other restrictive covenants, and bears interest at variable rates. As of June 30, 2026, we had no borrowings outstanding and $150.0 million of borrowing capacity available under the Revolving Credit Facility. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our stockholders and our business, operating results, and financial condition by, among other things:
•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing;
•requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•requiring us to comply with restrictive and financial covenants under the Credit Agreement—including limits on incurring indebtedness, granting liens, making investments and acquisitions, paying dividends and repurchasing stock, disposing of assets, and transacting with affiliates, and the maintenance of a maximum Consolidated Net Leverage Ratio and minimum Consolidated Fixed Charge Coverage Ratio tested quarterly—a breach of which could result in an event of default;
•exposing us to increased interest expense to the extent we incur variable-rate borrowings under the Revolving Credit Facility;
•subjecting substantially all of our assets to liens securing the Revolving Credit Facility, and, following an event of default (including upon a change of control), permitting the lenders to terminate their commitments, accelerate our borrowings, and foreclose on those assets;
•limiting our flexibility to plan for, or react to, changes in our business, including our ability to pursue or fund strategic initiatives or acquisitions;
•diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the Notes; and
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.
We may not generate sufficient funds to service our indebtedness, and any of the foregoing could materially and adversely impact our business, operating results, and financial condition, the market price of our common stock, and our ability to obtain other financing.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
Issuer Purchases of Equity Securities
Share repurchases of our common stock under the 2026 Share Repurchase Authorization for the three months ended June 30, 2026 were as follows (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1, 2026 - April 30, 2026	164,310	$11.16	164,310	$254,316
May 1, 2026 - May 31, 2026	—	—	—	254,316
June 1, 2026 - June 30, 2026	—	—	—	254,316
Total	164,310	$11.16	164,310	$254,316
(1) Shares purchased are as of trade date.
(2) Average price paid per share is calculated on the trade date and excludes any excise tax that we accrue on our share repurchases as a result of the Inflation Reduction Act of 2022.
(3) In February 2026, we announced that our board of directors authorized the 2026 Share Repurchase Authorization to purchase up to $300.0 million of our common stock. As of June 30, 2026, we had $254.3 million available for repurchases of our common stock under the 2026 Share Repurchase Authorization. The 2026 Share Repurchase Authorization does not have a fixed expiration date and does not obligate us to acquire any dollar amount or specific number of shares. Repurchases of our common stock under the 2026 Share Repurchase Authorization may be made from time to time on the open market (including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act), in privately negotiated transactions, or by other methods, at our discretion, and in accordance with applicable securities laws and other restrictions.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Insider Trading Arrangements
During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1#	Offer Letter, dated April 14, 2026, by and between Upwork Inc. and Claire Bramley.					X
10.2#	Offer Letter, dated April 14, 2026, by and between Upwork Inc. and David Lissy.					X
10.3	Credit Agreement, dated as of June 23, 2026, among Upwork Inc., Bank of America, N.A., BofA Securities, Inc. and Wells Fargo Securities, LLC, and the lenders thereunder.	8-K	001-38678	10.1	June 23, 2026
31.1
Certification of Principal Executive Officer and Interim Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
X
32.1*	Certification of Principal Executive Officer and Interim Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
_________________________
# Indicates a management contract or compensatory plan.
* The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Form 10-Q and is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

UPWORK INC.

Date: August 10, 2026	By:	/s/ Hayden Brown
Hayden Brown
President and Chief Executive Officer
(Principal Executive Officer and Interim Principal Financial Officer)