Form 10-Q
period 2026-09-30
UPWORK, INC
filed 2026-11-02
CIK 1627475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of October 29, 2026, there were 125,777,139 shares of the registrant’s common stock outstanding.

Unless otherwise expressly stated or the context otherwise requires, references in this Quarterly Report on Form 10-Q, which we refer to as this Quarterly Report, to “Upwork,” “Company,” “our,” “us,” and “we” and similar references refer to Upwork Inc. and its wholly owned subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include all statements other than statements of historical fact, including any statements regarding our future operating results and financial position, information or predictions concerning the future of our business or strategy, future products, features, or functionality, anticipated events and trends, including future research and development, sales and marketing, and general and administrative expenses, and provision for transaction losses, potential growth or growth prospects, our competitive position, technological and market trends, industry environment, the economy, our plans with respect to share repurchases, and the expected impact and timing of strategic initiatives, including the acquisition of WorkMotion Software GmbH by a subsidiary of the Company, or cost-saving initiatives, including the restructuring announced in May 2026, which we refer to as the 2026 Restructuring, and other future conditions. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
UPWORK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share data)	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$227,986	$294,356
Marketable securities	76,346	378,425
Funds held in escrow, including funds in transit	164,606	180,752
Trade and client receivables – net of allowance of $5,688 and $5,919 as of September 30, 2026 and December 31, 2025, respectively	79,315	76,236
Prepaid expenses and other current assets	19,651	21,064
Total current assets	567,904	950,833
Property and equipment, net	61,625	44,421
Goodwill	149,192	149,192
Intangible assets, net	28,388	37,161
Operating lease asset	11,773	5,011
Deferred tax asset	108,305	111,495
Other assets, noncurrent	3,910	1,467
Total assets	$931,097	$1,299,580

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,336	$7,858
Escrow funds payable	164,606	180,752
Debt, current	—	359,770
Accrued expenses and other current liabilities	69,725	94,023
Deferred revenue	8,620	7,765
Total current liabilities	252,287	650,168
Operating lease liability, noncurrent	13,514	9,707
Other liabilities, noncurrent	11,271	9,390
Total liabilities	277,072	669,265
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value; 490,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 125,690,310 and 130,545,236 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	13	13
Additional paid-in capital	528,633	592,599
Accumulated other comprehensive (loss) income	(245)	754
Retained earnings	125,624	36,949
Total stockholders’ equity	654,025	630,315
Total liabilities and stockholders’ equity	$931,097	$1,299,580
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2026	2025	2026	2025
Revenue	$185,599	$201,730	$572,742	$589,375
Cost of revenue	44,304	45,843	134,233	131,081
Gross profit	141,295	155,887	438,509	458,294
Operating expenses
Research and development	34,889	47,494	122,090	138,489
Sales and marketing	33,832	34,985	106,183	107,407
General and administrative	36,805	41,257	108,841	104,964
Provision for transaction losses	1,176	2,393	5,947	6,421
Total operating expenses	106,702	126,129	343,061	357,281
Income from operations	34,593	29,758	95,448	101,013
Other income, net	3,951	5,917	12,909	18,112
Income before income taxes	38,544	35,675	108,357	119,125
Income tax provision	(6,734)	(6,340)	(19,682)	(19,334)
Net income	$31,810	$29,335	$88,675	$99,791

Net income per share:
Basic	$0.25	$0.22	$0.71	$0.75
Diluted	$0.25	$0.21	$0.69	$0.72

Weighted-average shares used to compute net income per share:
Basic	125,103	131,987	125,701	133,114
Diluted	128,261	139,666	131,383	140,910

Other comprehensive income, net of tax:
Net unrealized holding (loss) gain on marketable securities, net	$(206)	$143	$(999)	$603
Total comprehensive income	$31,604	$29,478	$87,676	$100,394
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Three Months Ended September 30, 2026	Shares	Amount
Balances as of June 30, 2026	124,797,586	$12	$517,479	$(39)	$93,814	$611,266
Issuance of common stock upon exercise of stock options	7,500	—	24	—	—	24
Stock-based compensation expense	—	—	10,858	—	—	10,858
Issuance of common stock for settlement of RSUs	885,224	1	—	—	—	1
Tides Foundation common stock warrant expense	—	—	188	—	—	188
Excise tax on repurchases of common stock	—	—	84	—	—	84
Unrealized loss on marketable securities	—	—	—	(206)	—	(206)
Net income	—	—	—		31,810	31,810
Balances as of September 30, 2026	125,690,310	$13	$528,633	$(245)	$125,624	$654,025

(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Three Months Ended September 30, 2025	Shares	Amount
Balances as of June 30, 2025	132,506,031	$13	$615,937	$724	$(8,020)	$608,654
Issuance of common stock upon exercise of stock options and common stock warrants	44,903	—	75	—	—	75
Stock-based compensation expense	—	—	20,880	—	—	20,880
Issuance of common stock for settlement of RSUs	945,053	—	—	—	—	—
Tides Foundation common stock warrant expense	—	—	188	—	—	188
Repurchase of common stock, including excise tax	(2,101,993)	—	(31,149)	—	—	(31,149)
Unrealized gain on marketable securities	—	—	—	143	—	143
Net income	—	—	—	—	29,335	29,335
Balances as of September 30, 2025	131,393,994	$13	$605,931	$867	$21,315	$628,126

(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Nine Months Ended September 30, 2026	Shares	Amount
Balances as of December 31, 2025	130,545,236	$13	$592,599	$754	$36,949	$630,315
Issuance of common stock upon exercise of stock options	231,625	—	793	—	—	793
Stock-based compensation expense	—	—	43,510	—	—	43,510
Issuance of common stock for settlement of RSUs	2,959,913	1	—	—	—	1
Tides Foundation common stock warrant expense	—	—	563	—	—	563
Issuance of common stock in connection with employee stock purchase plan	239,586	—	1,646	—	—	1,646
Repurchase of common stock, including excise tax	(8,286,050)	(1)	(110,478)	—	—	(110,479)
Unrealized loss on marketable securities	—	—	—	(999)	—	(999)
Net income	—	—	—	—	88,675	88,675
Balances as of September 30, 2026	125,690,310	$13	$528,633	$(245)	$125,624	$654,025

(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Nine Months Ended September 30, 2025	Shares	Amount
Balances as of December 31, 2024	135,348,453	$14	$653,575	$264	$(78,476)	$575,377
Issuance of common stock upon exercise of stock options and common stock warrants	208,398	—	729	—	—	729
Stock-based compensation expense	—	—	51,290	—	—	51,290
Issuance of common stock for settlement of RSUs	2,903,878	—	—	—	—	—
Tides Foundation common stock warrant expense	—	—	563	—	—	563
Issuance of common stock in connection with employee stock purchase plan	279,537	—	2,199	—	—	2,199
Repurchase of common stock, including excise tax	(7,346,272)	(1)	(102,425)	—	—	(102,426)
Unrealized gain on marketable securities	—	—	—	603	—	603
Net income	—	—	—	—	99,791	99,791
Balances as of September 30, 2025	131,393,994	$13	$605,931	$867	$21,315	$628,126
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$88,675	$99,791
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for transaction losses	4,993	5,707
Depreciation and amortization	29,232	18,686
Amortization of debt issuance costs	1,330	1,381
Accretion of discount on purchases of marketable securities, net	(3,017)	(5,699)
Amortization of operating lease asset	1,280	564
Tides Foundation common stock warrant expense	563	563
Stock-based compensation expense	38,717	48,038
Deferred taxes	3,190	(399)
Loss on disposal of fixed assets	178	—
Changes in operating assets and liabilities:
Trade and client receivables	(2,741)	(1,654)
Prepaid expenses and other assets	192	40
Operating lease liability	(1,253)	600
Accounts payable	1,466	(504)
Accrued expenses and other liabilities	(27,820)	16,777
Deferred revenue	855	667
Net cash provided by operating activities	135,840	184,558
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	—	(365,939)
Proceeds from maturities of marketable securities	302,111	302,725
Proceeds from sale of marketable securities	1,986	3,601
Purchase of equity investment	(250)	—
Acquisition of business, net of cash acquired	—	(59,846)
Purchases of property and equipment	(7,493)	(5,335)
Internal-use software and platform development costs	(25,650)	(13,376)
Net cash provided by (used in) investing activities	270,704	(138,170)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in escrow funds payable, net	(19,553)	23,025
Proceeds from exercises of stock options and common stock warrants	793	729
Proceeds from employee stock purchase plan	1,646	2,199
Repayment of convertible senior notes	(360,998)	—
Repurchase of common stock	(109,725)	(101,923)
Payment of debt issuance costs	(1,223)	—
Net cash used in financing activities	(489,060)	(75,970)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(82,516)	(29,582)
Cash, cash equivalents, and restricted cash—beginning of period	478,908	505,593
Cash, cash equivalents, and restricted cash—end of period	$396,392	$476,011
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$18,158	$10,368
Cash paid for interest	1,030	899
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Right-of-use asset recognized	$8,042	$—
Property and equipment purchased but not yet paid	346	54
Internal-use software and platform development costs incurred but not yet paid	723	479
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
The accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair statement of the financial position, results of operations, changes in stockholders’ equity and cash flows for the interim periods, but do not purport to be indicative of the results of operations or financial condition to be anticipated for the full year ending December 31, 2026. Prior period presentation has been revised to conform to the current period presentation as of September 30, 2026.
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
Recent Accounting Pronouncements Not Yet Adopted
With the exception of those discussed below, the Company has reviewed the accounting pronouncements issued prior to or during the nine months ended September 30, 2026, and concluded they were either not applicable or not expected to have a material impact on the Company’s condensed consolidated financial statements.
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
The Company disaggregates revenue by two types of services: Marketplace revenue and Enterprise revenue.
The following table sets forth total revenue by type of service for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Marketplace	$159,321	$174,572	$496,884	$511,525
Enterprise	26,278	27,158	75,858	77,850
Total revenue	$185,599	$201,730	$572,742	$589,375
The following table sets forth total revenue by geographic area based on the billing address of talent and clients for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Talent
United States	$29,391	$29,075	$88,467	$84,659
Philippines	14,540	14,550	43,677	43,703
India	10,970	13,633	35,687	40,900
Pakistan	12,342	12,048	38,270	33,643
Rest of world (1)	40,444	43,816	125,593	128,284
Total talent	107,687	113,122	331,694	331,189
Clients
United States (2)	56,958	63,404	172,816	184,360
Rest of world (1) (2)	20,954	25,204	68,232	73,826
Total clients	77,912	88,608	241,048	258,186
Total revenue	$185,599	$201,730	$572,742	$589,375
(1) During each of the three and nine months ended September 30, 2026 and 2025, no single country included in the Rest of world category had revenue that exceeded 10% of total talent revenue, total clients revenue, or total revenue.
(2) For the three and nine months ended September 30, 2025, the Company revised the presentation for Clients between United States and Rest of world to reflect additional information obtained regarding the geographic attribution of revenue from Ascen Inc., which is referred to as Ascen, and was acquired in August 2025. This revision did not affect Total clients revenue, total revenue, or the Company’s condensed consolidated financial statements for any period presented.
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
Contract Balances
The following table provides information about the balances of the Company’s Trade and client receivables, net of allowance and contract liabilities included in deferred revenue and other liabilities, noncurrent as of the dates presented:

(In thousands)	September 30, 2026	December 31, 2025
Trade and client receivables, net of allowance	$79,315	$76,236
Contract liabilities
Deferred revenue, current	8,620	7,765
During the nine months ended September 30, 2026, changes in the contract liabilities balances were primarily the result of normal business activity.
Revenue recognized during the three months ended September 30, 2026 that was included in the deferred revenue balance as of June 30, 2026 was $8.6 million. Revenue recognized during the nine months ended September 30, 2026 that was included in the deferred revenue balance as of December 31, 2025 was $7.8 million.
Revenue recognized during the three months ended September 30, 2025 that was included in the deferred revenue balance as of June 30, 2025 was $7.8 million. Revenue recognized during the nine months ended September 30, 2025 that was included in the deferred revenue balance as of December 31, 2024 was $7.3 million.
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

The Company’s financial instruments that are carried at fair value consist of Level I and Level II assets as of September 30, 2026 and December 31, 2025. The following tables summarize the Company’s available-for-sale marketable securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category reported as cash equivalents or marketable securities as of September 30, 2026 and December 31, 2025:

(In thousands) September 30, 2026	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cash Equivalents	Marketable Securities
Level I
Money market funds	$86,531	$—	$—	$86,531	$86,531	$—
U.S. government securities	19,345	2	(79)	19,268	—	19,268
Total Level I	105,876	2	(79)	105,799	86,531	19,268
Level II
Corporate bonds	56,215	28	(166)	56,077	—	56,077
Foreign government and agency securities	999	2	—	1,001	—	1,001
Total Level II	57,214	30	(166)	57,078	—	57,078
Total	$163,090	$32	$(245)	$162,877	$86,531	$76,346

(In thousands) December 31, 2025	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cash Equivalents	Marketable Securities
Level I
Money market funds	$73,519	$—	$—	$73,519	$73,519	$—
Treasury bills	257,425	88	—	257,513	39,697	217,816
U.S. government securities	37,642	122	—	37,764	—	37,764
Total Level I	368,586	210	—	368,796	113,216	255,580
Level II
Corporate bonds	117,532	561	(1)	118,092	—	118,092
Foreign government and agency securities	4,738	15	—	4,753	—	4,753
Total Level II	122,270	576	(1)	122,845	—	122,845
Total	$490,856	$786	$(1)	$491,641	$113,216	$378,425
Additionally, the Company deposits funds held in escrow in interest-bearing and non-interest-bearing cash accounts. The interest earned on the interest-bearing accounts is included in Revenue in the Company’s condensed consolidated statements of operations and comprehensive income. As of September 30, 2026 and December 31, 2025, the fair value of the Company’s funds held on behalf of customers and held in interest-bearing cash accounts was measured using Level I inputs.
The Company’s non-financial assets acquired pursuant to its acquisitions of Bubty B.V., which is referred to as Bubty, and Ascen, including intangible assets and goodwill, are measured at estimated fair value on a non-recurring basis. For additional information, refer to “Note 7—Business Combination.”

The following table summarizes the remaining contractual maturities of our cash equivalents and marketable securities as of September 30, 2026:

(In thousands)	Amortized Cost	Fair Value
Due within one year	$150,962	$150,893
Due after one year through five years	12,128	11,984
Total	$163,090	$162,877
Unrealized Investment Losses
For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell these securities, nor does it anticipate that it will need to or be required to sell the securities before recovery of their amortized cost basis. As of September 30, 2026 and December 31, 2025, the decline in fair value of these securities was attributable to changes in interest rates and not due to credit-related factors. Accordingly, no allowance for credit losses has been recorded as of September 30, 2026 and December 31, 2025. and the Company did not record any credit loss expense or write-down related to its available-for-sale debt securities during each of the three and nine months ended September 30, 2026 and 2025.
During the three months ended September 30, 2026 and 2025, interest income, net was $4.6 million and $6.8 million, respectively. During the nine months ended September 30, 2026 and 2025, interest income, net was $15.5 million and $20.6 million, respectively. Interest income, net is included in Other income, net in the Company’s condensed consolidated statements of operations and comprehensive income.
Note 5—Balance Sheet Components
Cash and Cash Equivalents, Restricted Cash, and Funds Held In Escrow, Including Funds In Transit
The following table reconciles cash and cash equivalents, restricted cash, and funds held in escrow that are restricted as reported in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 to the total of the same amounts shown in the condensed consolidated statement of cash flows for the nine months ended September 30, 2026:

(In thousands)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$227,986	$294,356
Restricted cash	3,800	3,800
Funds held in escrow, including funds in transit	164,606	180,752
Total cash, cash equivalents, and restricted cash as shown in the condensed consolidated statement of cash flows	$396,392	$478,908
Property and Equipment, Net

Property and equipment, net consisted of the following as of the dates presented:

(In thousands)	September 30, 2026	December 31, 2025
Internal-use software and platform development	$111,744	$83,461
Leasehold improvements	13,979	7,755
Computer equipment and software	8,136	7,630
Office furniture and fixtures	1,523	1,076
Total property and equipment	135,382	99,922
Less: accumulated depreciation	(73,757)	(55,501)
Property and equipment, net	$61,625	$44,421
For the three months ended September 30, 2026 and 2025, depreciation expense related to property and equipment, excluding internal-use software and platform development, was $1.1 million and $0.7 million, respectively. For the nine months ended September 30, 2026 and 2025, depreciation expense related to property and equipment, excluding internal-use software and platform development, was $2.6 million and $1.5 million, respectively.
For the three months ended September 30, 2026 and 2025, the Company capitalized $9.6 million and $6.3 million of internal-use software and platform development costs, respectively. For the nine months ended September 30, 2026 and 2025, the Company capitalized $30.1 million and $16.7 million of internal-use software and platform development costs, respectively.
For the three months ended September 30, 2026 and 2025, amortization expense related to the capitalized internal-use software and platform development costs was $7.3 million and $3.8 million, respectively. For the nine months ended September 30, 2026 and 2025, amortization expense related to the capitalized internal-use software and platform development costs was $17.9 million and $10.2 million, respectively. Amortization expense for the three and nine months ended September 30, 2026 reflects amortization of certain capitalized internal-use software and platform development projects placed in service on December 31, 2025.
Intangible Assets, Net
The carrying value of intangible assets was as follows as of the dates presented:

	September 30, 2026			December 31, 2025
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$34,600	$12,493	$22,107	$34,600	$6,203	$28,397
Assembled workforce	3,188	3,188	—	3,188	3,188	—
Customer relationships	11,000	4,719	6,281	11,000	2,236	8,764
Total	$48,788	$20,400	$28,388	$48,788	$11,627	$37,161
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of the dates presented:

(In thousands)	September 30, 2026	December 31, 2025
Accrued compensation and related benefits	$25,847	$51,858
Accrued taxes	15,538	19,715
Accrued vendor expenses	14,781	12,899
Accrued payment processing fees	5,843	4,708
Accrued talent costs	2,318	1,678
Operating lease liability, current	4,505	1,672
Other	893	1,493
Total accrued expenses and other current liabilities	$69,725	$94,023
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
Share Repurchase Program
In September 2025, the Company’s board of directors authorized a share repurchase program for the repurchase of up to $100.0 million of shares of the Company’s outstanding common stock, which is referred to as the 2025 Share Repurchase Authorization. Under the 2025 Share Repurchase Authorization, the Company repurchased and subsequently retired 2.1 million shares of its common stock for an aggregate amount of $36.0 million, at an average price of $17.33 per share, from September 2025 through December 2025, and an additional 4.6 million shares for an aggregate amount of $64.0 million, at an average price of $14.00 per share, from January 2026 through March 2026. As of September 30, 2026, the Company had no remaining balance available for repurchases under the 2025 Share Repurchase Authorization.
In February 2026, the Company’s board of directors authorized a share repurchase program for the repurchase of up to $300.0 million of shares of the Company’s outstanding common stock, which is referred to as the 2026 Share Repurchase Authorization, and together the 2026 Share Repurchase Authorization and the 2025 Share Repurchase Authorization are referred to as the Share Repurchase Authorizations. Under the 2026 Share Repurchase Authorization, the Company repurchased and subsequently retired 3.7 million shares of its common stock for an aggregate amount of $45.7 million, at an average price of $12.31 per share, since the authorization in February 2026. As of September 30, 2026, the Company had $254.3 million available for repurchase under the 2026 Share Repurchase Authorization.
Collectively, during the nine months ended September 30, 2026, the Company repurchased and subsequently retired 8.3 million shares of its common stock for an aggregate amount of $109.7 million including fees associated with the repurchases and excluding excise tax, under the Share Repurchase Authorizations, at an average price of $13.24 per share. The Company did not repurchase any shares during the three months ended September 30, 2026.
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
As of September 30, 2026, the remaining aggregate founders’ holdback related to acquisition-related compensation was $12.9 million. The founders’ holdback amounts are to be paid over a three-year period from the date of the respective deal close, subject to the relevant founder’s continued employment or service, as applicable. This represents compensation for post-combination services because the payments are subject to the relevant founder’s continuous employment or service, as applicable, to the relevant vesting dates. The Company expects to recognize related compensation expense over the service period as amounts are earned.
Note 8—Commitments and Contingencies
Letters of Credit
In conjunction with the Company’s operating lease agreements, as of September 30, 2026 and December 31, 2025, the Company had irrevocable letters of credit outstanding in the aggregate amount of $0.3 million. The letters of credit are collateralized by restricted cash in the same amount. No amounts had been drawn against these letters of credit as of September 30, 2026 and December 31, 2025.
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
As of September 30, 2026 and December 31, 2025, the Company was not a party to any material legal proceedings or claims, nor is the Company aware of any pending or threatened litigation or claims, including non-income tax matters, that could reasonably be expected to have a material adverse effect on its business, operating results, cash flows, or financial condition. Accordingly, the amounts accrued for contingencies for which the Company believes a loss is probable were not material as of September 30, 2026 and December 31, 2025.
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
Note 9—Debt
The following table presents the carrying value of the Company’s debt obligations as of September 30, 2026 and December 31, 2025:

(In thousands)	September 30, 2026	December 31, 2025
Convertible senior notes	$—	$360,998
Total debt	—	360,998
Less: Unamortized debt issuance costs	—	(1,228)
Balance	$—	$359,770
Debt, current	—	359,770
Weighted-average interest rate	—%	0.76%
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
The Notes were senior, unsecured obligations of the Company and bore interest at a rate of 0.25% per year, which was payable semiannually in arrears on February 15 and August 15 of each year. The Notes matured on August 15, 2026. No holders converted any portion of the Notes into shares of common stock prior to maturity. Upon maturity, the Company repaid the $361.0 million aggregate outstanding principal amount of the Notes in full using cash on hand. As of September 30, 2026, no principal amount of the Notes remained outstanding. As of December 31, 2025, $361.0 million aggregate principal amount of the Notes was outstanding.
For the three months ended September 30, 2026 and 2025, interest expense related to the Notes was $0.1 million and $0.2 million, respectively, and amortization of the debt issuance costs related to the Notes was $0.3 million and $0.5 million, respectively. For the nine months ended September 30, 2026 and 2025, interest expense related to the Notes was $0.6 million and $0.7 million, respectively, and amortization of the debt issuance costs related to the Notes was $1.2 million and $1.4 million, respectively.

As of December 31, 2025, the if-converted value of the Notes did not exceed the outstanding principal amount.
Capped Calls
In connection with the issuance of the Notes, the Company entered into privately negotiated capped call transactions, which are referred to as the Capped Calls, with various financial institutions. The Capped Calls expired in accordance with their terms in components from July 10, 2026 through August 13, 2026, in connection with the maturity of the Notes.
The Capped Calls were separate transactions and were not part of the terms of the Notes. The Capped Calls met the criteria for classification as equity and, as such, were not remeasured each reporting period and were included as a reduction to additional paid-in capital within stockholders’ equity.
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
Covenants
The Credit Agreement contains financial maintenance covenants requiring the Company to maintain (i) a maximum Consolidated Net Leverage Ratio of 2.50 to 1.00, with cash netting of up to $100.0 million, and (ii) a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of 1.25 to 1.00, tested quarterly. The Credit Agreement also contains customary affirmative and negative covenants and events of default. As of September 30, 2026, the Company was in compliance with all covenants.
Availability and Borrowings
As of September 30, 2026, there were no borrowings and no letters of credit outstanding under the Revolving Credit Facility, resulting in available borrowing capacity of $150.0 million.
Debt Issuance Costs
In connection with the Credit Agreement, the Company incurred approximately $1.2 million of debt issuance costs, presented as a deferred financing cost asset within prepaid expenses and other current assets and other long-term assets on the condensed consolidated balance sheet. These costs are amortized on a straight-line basis over the three-year term of the Revolving Credit Facility as a component of interest expense. Amortization of the debt issuance costs related to the Revolving Credit Facility for each of the three and nine months ended September 30, 2026 was $0.1 million.

Note 10—Net Income per Share
The following table sets forth the computation of the Company’s basic and diluted net income per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2026	2025	2026	2025
Numerator:
Basic: net income	$31,810	$29,335	$88,675	$99,791
Interest expense related to convertible senior notes, net of tax	351	575	1,494	1,724
Diluted	$32,161	$29,910	$90,169	$101,515

Denominator:
Weighted-average shares used to compute net income per share, basic and diluted
Basic	125,103,333	131,986,901	125,701,348	133,114,357
Options to purchase common stock	180,139	489,653	324,582	511,597
Common stock issuable upon vesting of restricted stock units and performance stock units	96,473	1,526,183	645,814	1,621,154
Common stock issuable upon exercise of common stock warrants	149,830	199,866	149,859	199,865
Common stock issuable in connection with employee stock purchase plan	—	—	9,269	—
Common stock issuable in connection with convertible senior notes	2,731,522	5,463,045	4,552,537	5,463,045
Diluted	128,261,297	139,665,648	131,383,409	140,910,018

Net income per share:
Basic	$0.25	$0.22	$0.71	$0.75
Diluted	$0.25	$0.21	$0.69	$0.72
The following potentially dilutive shares were excluded from the computation of diluted net income per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Options to purchase common stock	299,148	1,727,821	154,705	1,500,000
Common stock issuable upon vesting of restricted stock units and performance stock units	8,467,115	8,605,680	7,752,824	8,510,709
Common stock issuable in connection with employee stock purchase plan	912,044	632,851	902,775	632,851
Total	9,678,307	10,966,352	8,810,304	10,643,560

Note 11—Income Taxes
The Company computes its provision for income taxes by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusts the provision for discrete tax items recorded in the period.
For the three months ended September 30, 2026 and 2025, the Company’s income tax provision was $6.7 million and $6.3 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company’s income tax provision was $19.7 million and $19.3 million, respectively.
The increases in income tax provision for the three and nine months ended September 30, 2026, as compared to the same periods in 2025, were primarily attributable to tax deficiencies related to stock-based compensation.
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
Note 12—Segment Information
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly provided to the CODM in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The accounting policies of the Company’s reportable segment, as well as how the Company derives revenue, are consistent with those described in “Note 2—Basis of Presentation and Summary of Significant Accounting Policies” of the Annual Report.
The CODM uses consolidated net income to assess performance, evaluate cost optimization, and allocate resources, including personnel-related and financial or capital resources, in the annual budget and forecasting process, as well as budget-to-actual variances on a monthly basis. As such, the Company has determined that it operates as one operating and reportable segment.

The following tables set forth significant expense categories and other specified amounts included in consolidated net income that are otherwise regularly provided to the CODM for the three and nine months ended September 30, 2026 and 2025:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$185,599	$201,730	$572,742	$589,375
Cost of revenue (1)(2)	38,844	42,069	117,921	121,740
Research and development (1)(2)	26,260	37,803	92,523	112,877
Sales and marketing (1)(2)	32,571	32,967	99,044	101,381
General and administrative (1)(2)(3)(4)	22,959	26,871	72,039	74,257
Provision for transaction losses	1,176	2,393	5,947	6,421
Stock-based compensation expense(5)	9,173	19,789	38,717	48,038
Depreciation and amortization(5)	11,353	7,946	29,232	18,686
Interest income	(4,586)	(6,802)	(15,453)	(20,622)
Interest expense	539	694	1,945	2,066
Restructuring charges(5)	2,746	—	15,571	—
Income tax provision	6,734	6,340	19,682	19,334
Other segment items (5)(6)(7)(8)	6,020	2,325	6,899	5,406
Segment net income	$31,810	$29,335	$88,675	$99,791
(1) For all periods presented, excludes stock-based compensation and depreciation and amortization included in cost of revenue, research and development, sales and marketing, and general and administrative expenses, as these amounts are regularly provided to the CODM.
(2) For the three and nine months ended September 30, 2026, excludes charges related to the 2026 Restructuring (as defined below).
(3) For the three and nine months ended September 30, 2026 and 2025, excludes acquisition-related costs.
(4) For all periods presented, excludes expenses related to the warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.01 per share issued to the Tides Foundation in 2018, which is referred to as the Tides Foundation Warrant.
(5) During the three and nine months ended September 30, 2026, the Company incurred $4.3 million and $18.1 million in costs related to the execution of the 2026 Restructuring, respectively. Of these amounts, $2.7 million and $15.6 million, respectively, are included in “Restructuring charges”, while the remaining amounts are allocated to “Stock-based compensation expense”, “Depreciation and amortization”, and “Other segment items”. See “Note 13—Restructuring Charges” for more information.
(6) For each of the three months ended September 30, 2026 and 2025, the Company incurred $0.2 million of expenses related to the Tides Foundation Warrant, and for each of the nine months ended September 30, 2026 and 2025, the Company incurred $0.6 million of such expense.
(7) For each of the three and nine months ended September 30, 2026, the Company incurred transaction-related costs of $5.7 million in connection with Lifted’s acquisition of WorkMotion Software GmbH. These costs primarily consist of legal, accounting, and other professional fees, and are recorded in general and administrative expenses in the condensed consolidated statements of operations.
(8) For the three and nine months ended September 30, 2025, the Company incurred acquisition-related costs of $1.9 million and $4.4 million, respectively, in connection with the Company’s business combinations. These costs primarily consist of legal, accounting, and other professional fees, and are recorded in general and administrative expenses in the condensed consolidated statements of operations.
Substantially all of the Company’s long-lived assets, including operating lease right-of-use assets, were located in the United States as of September 30, 2026 and December 31, 2025.

Note 13—Restructuring Charges
In May 2026, the Company initiated a restructuring plan, referred to as the 2026 Restructuring, intended to build a more efficient operating model and position the Company for profitable growth as the nature of work evolves. The 2026 Restructuring included various cost-reduction measures, including workforce reductions, reductions in operating expenses, as well as decreases in capital expenditures. As part of the 2026 Restructuring, the Company reduced its total workforce by approximately 20% as of September 30, 2026. The Company expects additional reductions to be substantially completed by December 31, 2026.
The total restructuring charges for the three and nine months ended September 30, 2026 were $4.3 million and $18.1 million, respectively, and are presented within the respective functional line items in the Company's condensed consolidated statements of operations and comprehensive income, as shown in the following table. Restructuring charges for the three months ended September 30, 2026 primarily reflect costs under vendor contracts that the Company ceased using and impairment of certain internal-use software.

(in thousands)	Employee severance and benefit costs	Contract termination costs	Other charges	Total Restructuring Charges

Cost of revenue	$85	$187	$—	$272
Research and development	4,705	2,982	1,641	9,328
Sales and marketing	2,666	957	—	3,623
General and administrative	2,404	2,312	—	4,716
Other income, net	—	—	178	178
Total	$9,860	$6,438	$1,819	$18,117
Contract termination costs include expenses related to the reduction in force of the Company’s contracted workforce impacted by the 2026 Restructuring, as well as vendor contracts that the Company ceased using.
Other charges include additional expenses incurred as part of the 2026 Restructuring, such as the impairment of certain internal-use software and disposal of certain fixed assets.
No restructuring charges were recorded for the three and nine months ended September 30, 2025.
The following table summarizes the Company’s restructuring liability:

(in thousands)	Restructuring Liability
Beginning balance as of January 1, 2026	$—
Restructuring charges incurred for the six months ended June 30, 2026	13,836
Restructuring charges incurred for the three months ended September 30, 2026	4,281
Cash payments for the nine months ended September 30, 2026	(12,707)
Non-cash adjustments for the nine months ended September 30, 2026	$(3,476)
Ending balance as of September 30, 2026	$1,934
As of September 30, 2026, the remaining restructuring liability of $1.9 million consists primarily of $1.5 million related to a software license agreement under which the Company no longer expects to receive economic benefit, with the remainder consisting of accrued severance and benefit costs. The liability is recorded within “Accounts payable” and “Accrued expenses and other current liabilities” in the accompanying condensed consolidated balance sheet. The remaining severance liability is expected to be settled by December 31, 2026, and the remaining contract termination liability is expected to be settled by December 31, 2027.
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

Note 14—Subsequent Events
On October 30, 2026, Lifted completed the acquisition of 100% of the equity interests of WorkMotion Software GmbH, a privately held, Germany-based employer-of-record business, for cash consideration of approximately $129.7 million. The Company funded the purchase price with cash on hand. The Company will account for the transaction as a business combination in accordance with ASC Topic 805—Business Combinations (“ASC 805”).
The Company has not yet completed its initial accounting for the transaction, as the acquisition closed shortly before these condensed consolidated financial statements were issued. Accordingly, certain ASC 805 disclosures are not yet available, including the allocation of the purchase consideration to the fair values of assets acquired and liabilities assumed, including goodwill and the qualitative factors that comprise it. The Company expects to complete the acquisition accounting within the measurement period.

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
Financial Highlights
We continue to execute on our strategic initiatives designed to drive sustainable growth and profitability, and improve operational efficiency. These initiatives have centered around four key growth drivers: (i) enhancing monetization and the supply and demand characteristics of the Upwork Marketplace with new ads products and other offerings, enhancing existing offerings, and optimizing our Connects pricing model; (ii) expanding our Enterprise offerings through enhanced solutions and strategic partnerships that enable us to serve a broader range of client segments and deliver end-to-end contingent workforce solutions through Lifted; (iii) expanding our small and medium-sized business, which we refer to as SMB, offerings and support through tailored solutions such as Business Plus; and (iv) advancing our AI capabilities and AI-native experiences, including through Uma™, our proprietary AI work agent, and other AI-driven features that enhance productivity for talent and clients across the Upwork Marketplace. While the execution of these initiatives contributed to Marketplace take rate expansion for the three and nine months ended September 30, 2026, GSV and active clients declined during these periods due to continued challenges in new client acquisition and retention, driven by the evolving impact of AI on certain categories of freelance work, changes in the search engine optimization environment that adversely impacted organic client acquisition, and macroeconomic uncertainty. We expect these factors to continue to impact GSV, active clients, and revenue in the remainder of 2026, while our cost reduction efforts are expected to support continued adjusted EBITDA growth, subject to market conditions and execution. For example, in May 2026, we initiated a restructuring plan, which we refer to as the 2026 Restructuring, to reduce our cost structure and improve operational efficiency, which contributed to adjusted EBITDA growth despite lower revenue for the three and nine months ended September 30, 2026 and lower net income for the nine months ended September 30, 2026.
Marketplace revenue decreased 9% to $159.3 million and 3% to $496.9 million, for the three and nine months ended September 30, 2026, respectively, as compared to $174.6 million and $511.5 million in the same periods in 2025, respectively.
Marketplace take rate increased to 20.0% and 19.7% for the three and nine months ended September 30, 2026, respectively, as compared to 18.9% and 18.6% in the same periods in 2025, respectively, reflecting the growing contributions from ads and monetization, increased adoption of Business Plus, and the expansion of variable pricing for talent service fees. We expect Marketplace take rate to continue to expand in the remainder of 2026, subject to market conditions and execution.
Enterprise revenue decreased 3% to $26.3 million and 3% to $75.9 million, for the three and nine months ended September 30, 2026, respectively, as compared to $27.2 million and $77.9 million in the same periods in 2025, respectively. Unless otherwise indicated, Enterprise results discussed herein include the results of Ascen Inc., which we refer to as Ascen, and Bubty B.V., which we refer to as Bubty, following the date that each was acquired by Lifted.
During the three months ended September 30, 2026, we generated net income of $31.8 million and adjusted EBITDA of $63.8 million, compared to net income of $29.3 million and adjusted EBITDA of $59.6 million during the same period in 2025. During the nine months ended September 30, 2026, we generated net income of $88.7 million and adjusted EBITDA of $185.3 million, as compared to net income of $99.8 million and adjusted EBITDA of $172.7 million during the same period in 2025.
Net income increased $2.5 million for the three months ended September 30, 2026, as lower operating expenses more than offset a decline in gross profit. The decrease in net income of $11.1 million for the nine months ended September 30, 2026, was primarily attributable to a decline in gross profit, reflecting lower revenue and higher cost of revenue, driven by increased amortization of capitalized internal-use software and platform development costs, and $18.1 million in charges related to the 2026 Restructuring, of which $4.3 million was incurred during the three months ended September 30, 2026.
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
Key Financial and Operational Metrics
The key financial and operational metrics that we monitor to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions were as follows, as of or for the periods presented:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(In thousands, except percentages and basis points)	2026	2025		2026	2025
GSV	$914,064	$1,016,679	(10)%	$2,866,539	$3,007,053	(5)%
Marketplace revenue	$159,321	$174,572	(9)%	$496,884	$511,525	(3)%
Marketplace take rate	20.0%	18.9%	110 bps	19.7%	18.6%	110 bps
Net income	$31,810	$29,335	8%	$88,675	$99,791	(11)%
Adjusted EBITDA (1)	$63,789	$59,627	7%	$185,268	$172,699	7%

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

	As of September 30,		% Change
(Active clients are in thousands)	2026	2025
Active clients	717	794	(10)%
GSV per active client	$5,418	$5,036	8%
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

The following table presents a reconciliation of net income, the most directly comparable financial measure prepared in accordance with U.S. GAAP, to adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Net income	$31,810	$29,335	$88,675	$99,791
Add back (deduct):
Stock-based compensation expense (1)	9,173	19,789	38,717	48,038
Depreciation and amortization (1)	11,353	7,946	29,232	18,686
Other income, net (1)	(3,951)	(5,917)	(12,909)	(18,112)
Income tax provision	6,734	6,340	19,682	19,334
Other (1)(2)(3)(4)	8,670	2,134	21,871	4,962
Adjusted EBITDA	$63,789	$59,627	$185,268	$172,699
(1) For the three and nine months ended September 30, 2026, we incurred $4.3 million and $18.1 million in costs related to the 2026 Restructuring, respectively. Of these amounts, $2.7 million and $15.6 million, respectively, are included in “Other”, while the remaining amounts are allocated among “Stock-based compensation expense”, “Depreciation and amortization”, and “Other Income, net”. See “Note 13—Restructuring Charges” of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.
(2) For each of the three months ended September 30, 2026 and 2025, we incurred $0.2 million of expense related to the warrant to purchase 500,000 shares of our common stock at an exercise price of $0.01 per share issued to the Tides Foundation in 2018, and for each of the nine months ended September 30, 2026 and 2025, we incurred $0.6 million of such expense.
(3) For each of the three and nine months ended September 30, 2026, we incurred transaction-related costs of $5.7 million in connection with Lifted’s acquisition of WorkMotion Software GmbH. These costs primarily consisted of legal, accounting, and other professional fees, and were recorded in general and administrative expenses in the condensed consolidated statements of operations.
(4) For the three and nine months ended September 30, 2025, we incurred acquisition-related costs of $1.9 million and $4.4 million, respectively, in connection with our business combinations. These costs primarily consisted of legal, accounting, and other professional fees, and were recorded in general and administrative expenses in the condensed consolidated statements of operations.

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

Results of Operations
The following table sets forth our condensed consolidated results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Revenue
Marketplace	$159,321	$174,572	$496,884	$511,525
Enterprise	26,278	27,158	75,858	77,850
Total revenue	185,599	201,730	572,742	589,375
Cost of revenue (1)	44,304	45,843	134,233	131,081
Gross profit	141,295	155,887	438,509	458,294
Operating expenses
Research and development (1)	34,889	47,494	122,090	138,489
Sales and marketing (1)	33,832	34,985	106,183	107,407
General and administrative (1)	36,805	41,257	108,841	104,964
Provision for transaction losses	1,176	2,393	5,947	6,421
Total operating expenses	106,702	126,129	343,061	357,281
Income from operations	34,593	29,758	95,448	101,013
Other income, net	3,951	5,917	12,909	18,112
Income before income taxes	38,544	35,675	108,357	119,125
Income tax provision	(6,734)	(6,340)	(19,682)	(19,334)
Net income	$31,810	$29,335	$88,675	$99,791
(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Cost of revenue	$74	$193	$324	$580
Research and development	2,598	6,101	10,269	17,528
Sales and marketing	959	1,615	3,700	4,790
General and administrative	5,542	11,880	24,424	25,140
Total stock-based compensation	$9,173	$19,789	$38,717	$48,038

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2026	2025	Change		2026	2025	Change
Marketplace	$159,321	$174,572	$(15,251)	(9)%	$496,884	$511,525	$(14,641)	(3)%
Percentage of total revenue	86%	87%			87%	87%
Enterprise	26,278	27,158	(880)	(3)%	75,858	77,850	(1,992)	(3)%
Percentage of total revenue	14%	13%			13%	13%
Total revenue	$185,599	$201,730	$(16,131)	(8)%	$572,742	$589,375	$(16,633)	(3)%

During the three and nine months ended September 30, 2026, GSV decreased 10% and 5%, respectively, as compared to the same periods in 2025. The decreases were primarily driven by lower client acquisition and retention, reflecting the evolving impact of AI on certain categories of freelance work, changes in the search engine optimization environment that adversely affected the organic client acquisition, and macroeconomic uncertainty. These declines were partially offset by growth in Enterprise Solutions, primarily attributable to the acquisition of Ascen, and growth in Business Plus.
The number of active clients decreased 10% as of September 30, 2026, compared to September 30, 2025, driven by lower acquisition of new clients as well as lower retention of existing clients. By contrast, GSV per active client increased 8% as of September 30, 2026, compared to September 30, 2025, primarily due to a shift in client mix toward high-spending clients on the Marketplace, as well as year-over-year GSV growth from Lifted.
For the three and nine months ended September 30, 2026, total revenue was $185.6 million and $572.7 million, respectively, representing decreases of 8% and 3%, respectively, compared to the same periods in 2025.
For the three and nine months ended September 30, 2026, Marketplace revenue decreased by $15.3 million, or 9%, and $14.6 million, or 3%, respectively, compared to the same periods in 2025.
The decreases in both periods were primarily driven by lower talent service fees and client marketplace fees resulting from a decline in active clients, partially offset by the expansion of variable pricing for talent service fees, increased adoption of our Business Plus offering, and higher revenue from ads and monetization.
For the three and nine months ended September 30, 2026, Enterprise revenue decreased by $0.9 million, or 3%, and $2.0 million, or 3%, respectively, compared to the same periods in 2025. The decreases in both periods were primarily driven by decreased revenue from Managed Services reflecting reduced client spend, partially offset by an increase in Enterprise Solutions revenue generated by the acquisition of Ascen.
Enterprise revenue is expected to increase in the fourth quarter of 2026, as compared to the third quarter of 2026, driven by Enterprise Solutions, partially offset by an expected decline in Managed Services Revenue. We are focused on supporting existing Enterprise clients and continue to invest in the development and expansion of Lifted.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2026	2025	Change		2026	2025	Change
Cost of revenue	$44,304	$45,843	$(1,539)	(3)%	$134,233	$131,081	$3,152	2%
Total gross margin	76%	77%			77%	78%
For the three months ended September 30, 2026, cost of revenue decreased by $1.5 million, or 3%, compared to the same period in 2025. The decrease was primarily driven by a $1.0 million reduction in talent service costs associated with delivering Managed Services revenue, a $1.0 million reduction in payment processing fees, and a $1.0 million reduction in data center and customer support costs. These decreases were partially offset by a $1.8 million increase in amortization of capitalized internal-use software and platform development costs.
For the nine months ended September 30, 2026, cost of revenue increased by $3.2 million, or 2%, compared to the same period in 2025. The increase was primarily driven by a $6.9 million increase in amortization of capitalized internal-use software and platform development costs related to projects placed into service during 2025. This increase was partially offset by a $1.8 million reduction in talent services costs associated with lower Managed Services client activity, a $1.7 million reduction in data center and customer support costs, and a $0.5 million reduction in payment processing fees.
The increases in amortization for both periods reflect our investments in the Upwork Marketplace, including AI-enabled features and agentic capabilities that were placed into service at the end of year 2025.
For the three and nine months ended September 30, 2026, gross margin decreased to 76% and 77%, respectively, as compared to 77% and 78% in the same periods in 2025, primarily reflecting revenue declining at a faster rate than cost of revenue and the impact of higher amortization of capitalized internal-use software and platform development costs.
We expect gross margin to remain below prior year levels for the remainder of 2026, primarily due to lower revenue and higher amortization of capitalized internal-use software and platform development costs, partially offset by lower other costs of revenue.
Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2026	2025	Change		2026	2025	Change
Research and development	$34,889	$47,494	$(12,605)	(27)%	$122,090	$138,489	$(16,399)	(12)%
Percentage of total revenue	19%	24%			21%	23%
For the three and nine months ended September 30, 2026, research and development expense decreased $12.6 million, or 27%, and $16.4 million, or 12%, respectively, compared to the same periods in 2025.
For the three months ended September 30, 2026, the decrease was primarily driven by $13.0 million of lower personnel-related costs, reflecting lower corporate bonus expense and stock-based compensation expense, and a $2.0 million increase in internal-use software and platform development costs capitalized in the period. These decreases were partially offset by $2.4 million of charges related to the 2026 Restructuring, including a $1.6 million impairment of capitalized internal-use software.
For the nine months ended September 30, 2026, the decrease was primarily driven by $21.8 million of lower personnel-related costs, reflecting a decline in corporate bonus expense and lower stock-based compensation expense, and a $9.8 million increase in internal-use software and platform development costs capitalized in the period. These decreases were partially offset by $9.3 million of charges related to the 2026 Restructuring, a $3.1 million increase in amortization of intangible assets, and a $2.9 million increase in hosting costs.
Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2026	2025	Change		2026	2025	Change
Sales and marketing	$33,832	$34,985	$(1,153)	(3)%	$106,183	$107,407	$(1,224)	(1)%
Percentage of total revenue	18%	17%			19%	18%
For each of the three and nine months ended September 30, 2026, sales and marketing expense decreased by $1.2 million, or 3% and 1%, respectively, compared to the same periods in 2025.
For the three months ended September 30, 2026, the decrease was primarily driven by $3.5 million in lower personnel-related costs, reflecting lower salaries and benefits, corporate bonus expense, and stock-based compensation expense. This decrease was partially offset by a $2.2 million increase in marketing and advertising expense and $0.3 million of charges related to the 2026 Restructuring.
For the nine months ended September 30, 2026, the decrease was primarily driven by $9.7 million in lower personnel-related costs, reflecting lower corporate bonus expense and salaries and benefits, and stock-based compensation expense. This decrease was partially offset by a $5.5 million increase in marketing and advertising expense and $3.6 million of charges related to the 2026 Restructuring.
General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2026	2025	Change		2026	2025	Change
General and administrative	$36,805	$41,257	$(4,452)	(11)%	$108,841	$104,964	$3,877	4%
Percentage of total revenue	20%	20%			19%	18%
For the three months ended September 30, 2026, general and administrative expense decreased by $4.5 million, or 11%, compared to the same period in 2025.
For the three months ended September 30, 2026, the decrease was primarily driven by $10.7 million in lower personnel-related costs, reflecting lower salaries and benefits, corporate bonus expense, and stock-based compensation expense. This decrease was partially offset by a $3.6 million increase in legal fees, which includes costs related to Lifted’s acquisition of WorkMotion Software GmbH, a $1.7 million increase in indirect taxes, and $1.6 million of charges related to the 2026 Restructuring.
For the nine months ended September 30, 2026, general and administrative expense increased by $3.9 million, or 4%, compared to the same period in 2025.
For the nine months ended September 30, 2026, the increase was primarily driven by $4.7 million in charges related to the 2026 Restructuring, a $2.6 million increase in legal fees, a $1.9 million increase in contractor and professional service fees, and a $1.6 million increase in indirect taxes, partially offset by $7.3 million lower personnel-related costs primarily reflecting a decline in corporate bonus expense.

Provision for Transaction Losses

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2026	2025	Change		2026	2025	Change
Provision for transaction losses	$1,176	$2,393	$(1,217)	(51)%	$5,947	$6,421	$(474)	(7)%
Percentage of total revenue	0.6%	1.2%			1.0%	1.1%
For the three and nine months ended September 30, 2026, provision for transaction losses decreased by $1.2 million and $0.5 million, respectively, compared to the same periods in 2025, representing approximately 0.6% and 1% of revenue for each of the three and nine months ended September 30, 2026, respectively.
Other Income, Net

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2026	2025	Change		2026	2025	Change
Other income, net	$3,951	$5,917	$(1,966)	(33)%	$12,909	$18,112	$(5,203)	(29)%
Other income, net decreased by $2.0 million, or 33%, and $5.2 million, or 29%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The decreases were primarily due to lower interest income, reflecting lower average cash and investment balances and lower yields.

Income Tax Provision

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2026	2025	Change		2026	2025	Change
Income tax provision	$(6,734)	$(6,340)	$394	6%	$(19,682)	$(19,334)	$348	2%
Effective tax rate	17.5%	17.8%			18.2%	16.2%
For the three months ended September 30, 2026, our income tax provision increased by $0.4 million, or 6%, compared to the same period in 2025. Our effective tax rate decreased to 17.5% compared to 17.8% for the same period in 2025.
For the nine months ended September 30, 2026, our income tax provision increased by $0.3 million, or 2%, compared to the same period in 2025. Our effective tax rate increased to 18.2% compared to 16.2% for the same period in 2025, primarily attributable to tax deficiencies related to stock-based compensation.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, and available borrowings under our Revolving Credit Facility (as defined below). Our cash equivalents and marketable securities primarily consist of money market funds, commercial paper, treasury bills, corporate bonds, U.S. and foreign government securities, asset-backed securities, and other types of fixed income securities. The primary objective of our investment activities from our operating investments is to preserve principal while maximizing income without significantly increasing risk. Since our inception, our business has consisted of the operation of an online work marketplace that connects businesses with independent talent from across the globe and the provision of additional contingent workforce solutions through Lifted and its subsidiaries. We do not make investments for trading or speculative purposes. As of

September 30, 2026 and December 31, 2025, we had $228.0 million and $294.4 million in cash and cash equivalents, respectively. As of September 30, 2026 and December 31, 2025, we had $76.3 million and $378.4 million in marketable securities, respectively. The decrease in cash, cash equivalents, and marketable securities from December 31, 2025 was primarily due to the repayment of the Notes (as defined below) and repurchases of our common stock.

In June 2026, we entered into a credit agreement, which we refer to as the Credit Agreement, that provides for a secured revolving loan, available in an amount up to $150.0 million, which we refer to as the Revolving Credit Facility, to support our ongoing liquidity and capital needs. The Credit Agreement also includes an option to increase the amount of the Revolving Credit Facility, through either an increase to the revolving loan or the incurrence of new term loans, up to an additional $50.0 million. As of September 30, 2026, no amounts were outstanding under the Revolving Credit Facility and $150.0 million of borrowing capacity was available. The Credit Agreement contains financial maintenance covenants requiring us to maintain (i) a maximum Consolidated Net Leverage Ratio (as defined in the Credit Agreement) of 2.50 to 1.00, with cash netting of up to $100.0 million, and (ii) a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of 1.25 to 1.00, tested quarterly. The Credit Agreement also contains customary affirmative and negative covenants and events of default. As of September 30, 2026, we were in compliance with all covenants. See “Note 9—Debt” to our condensed consolidated financial statements for additional information regarding the Revolving Credit Facility.
In August 2026, we repaid at maturity the $361.0 million aggregate principal amount outstanding of our 0.25% convertible senior notes due 2026, which we refer to as the Notes, using cash on hand. We did not borrow any amounts under the Revolving Credit Facility in connection with the repayment. Following the repayment of the Notes, we believe our remaining cash, cash equivalents, and marketable securities, together with cash generated from operations, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
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
Commitments and Contingencies
Our principal commitments consist of future purchase commitments for cloud infrastructure and other services, and obligations under our non-cancelable operating leases for office space.

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
Notes
In August 2026, we repaid the $361.0 million aggregate principal amount of the Notes at maturity. As of September 30, 2026, no Notes remained outstanding. For additional information about our Notes, see the section below titled “—Convertible Senior Notes Due 2026 and Capped Calls.”
Revolving Credit Facility
In June 2026, we entered into the Credit Agreement providing the Revolving Credit Facility, available in an amount up to $150.0 million, which matures on June 23, 2029. As of September 30, 2026, no amounts were outstanding under the Revolving Credit Facility. See “Note 9—Debt” to our condensed consolidated financial statements for additional information regarding the terms of the Credit Agreement, including interest rates, fees, and covenant requirements.
Future Purchase Commitments
In June 2026, we entered into a non-cancelable agreement for cloud infrastructure and other services that contains future purchase commitments of $44.0 million over two years, with $22.0 million in each year. The agreement expires in May 2028.
As of September 30, 2026, we had total remaining purchase commitments of $33.4 million, consisting of $31.2 million under the cloud infrastructure agreement described above and $2.2 million under various other vendor agreements.
Operating Leases for Office Space
During the three months ended March 31, 2026, we entered into three new operating lease agreements for office space. Refer to “Note 6—Leases” to the condensed consolidated financial statements included in this Quarterly Report for additional information regarding these leases. Except as described in Note 6, there were no other material changes to our commitments under our lease agreements from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Share Repurchase Program
In September 2025, our board of directors authorized a share repurchase program for the repurchase of up to $100.0 million of shares of our outstanding common stock, which we refer to as the 2025 Share Repurchase Authorization. Under the 2025 Share Repurchase Authorization, we repurchased and subsequently retired 2.1 million shares of our common stock for an aggregate amount of $36.0 million, at an average price of $17.33 per share, from September 2025 through December 2025, and an additional 4.6 million shares for an aggregate amount of $64.0 million, at an average price of $14.00 per share, from January 2026 through March 2026. As of September 30, 2026, we had no remaining balance available for repurchases under the 2025 Share Repurchase Authorization.
In February 2026, our board of directors authorized a share repurchase program for the repurchase of up to $300.0 million of shares of our outstanding common stock, which we refer to as the 2026 Share Repurchase Authorization, and we refer to the 2026 Share Repurchase Authorization and the 2025 Share Repurchase Authorization together as the Share Repurchase Authorizations. Under the 2026 Share Repurchase Authorization, we repurchased and subsequently retired 3.7 million shares of our common stock for an aggregate amount of $45.7 million, at an average price of $12.31 per share, since the authorization in February 2026. As of September 30, 2026, we had $254.3 million available for repurchase under the 2026 Share Repurchase Authorization.
Collectively, during the nine months ended September 30, 2026, we repurchased and subsequently retired 8.3 million shares of our common stock for an aggregate amount of $109.7 million including fees associated with the repurchases and excluding excise tax, under the Share Repurchase Authorizations, at an average price of $13.24 per share. We did not repurchase any shares during the three months ended September 30, 2026.
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
Escrow Funding Requirements
As a licensed internet escrow agent, we offer escrow services to customers and, as such, we are required to hold our customers’ escrowed cash and in-transit cash in trust as an asset and record a corresponding liability for escrow funds held on behalf of talent and clients on our balance sheet. We expect the balances of our funds held in escrow, including funds held in transit, and the related liability to fluctuate based on marketplace activity, and they may vary from period to period. Escrow regulations require us to cover the trust with our operating cash in the event of shortages due to the timing of cash receipts from clients for completed hourly billings. Talent submit their billings for hourly contracts to their clients on a weekly basis every Sunday, and the aggregate amount of such billings is added to escrow funds payable to talent on the same day. As of each Sunday of each week, we have not yet collected funds for hourly billings from clients as these funds are in transit. Therefore, in order to satisfy escrow funding requirements, every Sunday we match the shortage of cash in trust by restricting our own operating cash and typically collect this cash shortage from clients within the next several days. As of September 30, 2026 and December 31, 2025, funds held in escrow, including funds in transit, were $164.6 million and $180.8 million, respectively. We deposit a portion of funds held in escrow in interest-bearing checking accounts.
Convertible Senior Notes Due 2026 and Capped Calls
As of December 31, 2025, $361.0 million aggregate principal amount of the Notes remained outstanding. We repaid the outstanding principal amount of the Notes, together with accrued interest, at maturity on August 15, 2026, using cash on hand, and as of September 30, 2026, no Notes remained outstanding.
The Notes were issued in August 2021, pursuant to and subject to the terms and conditions of an indenture between us and Computershare Trust Company, National Association (as successor in interest to Wells Fargo Bank, National Association), as trustee. The Notes were senior, unsecured obligations and bore interest at a rate of 0.25% per year, payable semiannually in arrears, and matured on August 15, 2026.
In connection with the issuance of the Notes, we entered into capped call transactions, which we refer to as the Capped Calls. The Capped Calls were expected generally to reduce the potential dilution to our common stock upon any conversion of the Notes and/or offset any cash payments we may have been required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price.
The initial cap price of the Capped Calls was $92.74 per share of common stock, subject to certain customary adjustments under the terms of the Capped Calls. The Capped Calls expired in accordance with their terms in connection with the maturity of the Notes. See “Note 9—Debt” of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding the Notes and the Capped Calls.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2026	2025
Net cash provided by operating activities	$135,840	$184,558
Net cash provided by (used in) investing activities	270,704	(138,170)
Net cash used in financing activities(1)	(489,060)	(75,970)
Net change in cash, cash equivalents, and restricted cash	$(82,516)	$(29,582)
(1) Includes a decrease in funds held in escrow, including funds in transit, of $19.6 million for the nine months ended September 30, 2026, and an increase of $23.0 million for the nine months ended September 30, 2025.

Operating Activities
Our largest source of cash from operating activities is Marketplace revenue. Our primary uses of cash from operating activities are for personnel-related expenditures, payment processing fees, amounts paid to talent to deliver services for clients under our Managed Services offering, and third-party hosting costs.
For the nine months ended September 30, 2026, net cash provided by operating activities was $135.8 million, which resulted from net income of $88.7 million, non-cash adjustments of $76.5 million, and net cash outflows of $29.3 million from changes in operating assets and liabilities.
For the nine months ended September 30, 2025, net cash provided by operating activities was $184.6 million, which resulted from net income of $99.8 million, non-cash adjustments of $68.8 million, and net cash inflows of $15.9 million from changes in operating assets and liabilities.
Investing Activities
For the nine months ended September 30, 2026, net cash provided by investing activities was $270.7 million, primarily driven by $302.1 million in proceeds from maturities of marketable securities and $2.0 million in proceeds from the sale of marketable securities, partially offset by $25.7 million in internal-use software and platform development costs and $7.5 million for purchases of property and equipment.
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
Financing Activities
For the nine months ended September 30, 2026, net cash used in financing activities was $489.1 million, primarily driven by $361.0 million in cash paid for the repayment of the Notes, $109.7 million in cash paid for repurchases under the Share Repurchase Authorizations, a decrease in escrow funds payable of $19.6 million, and $1.2 million of debt issuance costs paid in connection with the Revolving Credit Facility. These outflows were partially offset by $1.6 million in proceeds received from our 2018 Employee Stock Purchase Plan, and $0.8 million in proceeds from stock option exercises.
For the nine months ended September 30, 2025, net cash used in financing activities was $76.0 million, which was driven by $101.9 million cash paid for repurchases under our share repurchase programs authorized by our board of directors in October 2024 and September 2025, partially offset by an increase in escrow funds payable of $23.0 million, proceeds received from our 2018 Employee Stock Purchase Plan of $2.2 million, and cash received from stock option exercises of $0.7 million.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and foreign currency risk.
Interest Rate Risk
The Notes bore interest at a fixed rate. We repaid the $361.0 million aggregate principal amount of the Notes at maturity on August 15, 2026. As of September 30, 2026, no Notes were outstanding, and as of December 31, 2025, $361.0 million aggregate principal amount of the Notes was outstanding.
Borrowings under the Revolving Credit Facility bear interest at variable rates and therefore expose us to interest rate risk. As of September 30, 2026, there were no borrowings outstanding under the Revolving Credit Facility. To the extent we borrow under the Revolving Credit Facility in the future, our interest expense will be sensitive to changes in market interest rates.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2026.
Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Clients have diverse options to find and engage service providers, including other online or offline platforms, staffing firms and agencies, by engaging service providers directly, or by hiring temporary, full-time, or part-time employees directly or through an agency. Clients may decrease or cease their use of our platforms and other workforce solutions and our revenue may be adversely impacted for many reasons, including: if we fail to attract and retain talent; if the quality or types of services provided, or the pricing offered, by talent are not satisfactory to clients; or if AI tools provide a suitable replacement for traditional talent tasks. Further, expenditures by clients may be cyclical and may reflect overall macroeconomic conditions or budgeting patterns. For example, GSV and active clients declined during the three and nine months ended September 30, 2026, due to continued challenges in new client acquisition and retention, driven by the evolving impact of AI on certain categories of freelance work, changes in the search engine optimization environment that adversely impacted organic client acquisition, and macroeconomic uncertainty. The loss of a key client could have an adverse effect on our business.
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
We have experienced growth in a relatively short period of time and expect to invest in our growth in the future. However, our historical growth should not be considered indicative of our future performance, and there can be no assurance that we will be able to sustain our historical growth rates or that any future investments in growth will be successful or cost-effective. For example, for the three and nine months ended September 30, 2026, GSV decreased 10% and 5%, respectively, as compared to the same periods in 2025 and total revenue decreased 8% and 3% for the three and nine months ended September 30, 2026, compared to the same periods in 2025. Moreover, sustaining our growth in future periods will become more difficult in periods of macroeconomic uncertainty, elevated interest rates, and inflation. To manage any future growth, we must improve our systems, motivate and effectively manage and train our workforce, and successfully manage the risks, challenges, and uncertainties associated with our business. If we are unable to grow successfully without compromising the quality of our offerings or customer experience, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, operating results, and financial condition could be adversely affected.
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
Changes in our offerings and pricing model and the continued evolution of our business strategy and brand positioning subject us to a number of uncertainties, including our ability to plan for and project future growth and performance. Creating or modifying offerings is expensive and time consuming, diverts the attention of management, and may not be successful or cost-effective to maintain. In addition, we have in the past seen, and may in the future see, unexpected or unintended negative effects as a result of changes to our pricing model, offerings, and sales and marketing efforts, including increased customer dissatisfaction, harm to our reputation, increased circumvention rates, reductions in the number, size, or completion rate of client projects, or a failure to attract and retain customers. Additionally, implementing changes to business strategies could result in furloughs, layoffs, and reductions in force, such as the 2026 Restructuring. If there are unforeseen expenses associated with such realignments in our business strategies, and we incur unanticipated charges or liabilities, then we may not be able to effectively realize the expected cost savings or other benefits of such actions. Any negative impacts resulting from changes to our business strategy, offerings, or pricing model could adversely impact our business, operating results, and financial condition.
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
Our business strategy may, from time to time, include business combinations, acquisitions, and dispositions of products, services, technologies, businesses, or other assets, strategic investments, and commercial and strategic partnerships. However, there can be no assurance that we will be successful in identifying, negotiating and consummating strategic transaction opportunities. These transactions, even if undertaken and announced, may not close on the anticipated timeline or at all, including due to challenges in obtaining regulatory or other approvals. In addition, strategic transactions that do close, including Lifted’s October 2026 acquisition of WorkMotion Software GmbH, a Germany-based employer-of-record business, may involve significant challenges, uncertainties, and risks, including:

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
The market for contingent work is characterized by rapid technological change, frequent product and service introductions and enhancements, changing customer demands, and evolving industry standards. We invest substantial resources in researching and developing new offerings and services and enhancing our platforms and other workforce solutions by incorporating additional features, improving functionality, modernizing our technology, and adding other improvements to meet our customers’ evolving demands in our increasingly highly competitive industry. For example, in August 2026, we launched our Model Context Protocol, which we refer to as MCP, server, allowing clients and talent to direct AI agents to find talent, source opportunities, and help manage work on the Upwork Marketplace from within MCP-compatible AI tools. The success of any enhancements to our platforms and other workforce solutions or any new offerings or services depends on several factors, including overall demand and market acceptance, competitive pricing, adequate quality testing, integration with our platforms and third-party partners’ technologies, and timely completion. We cannot be sure that we will succeed in delivering enhancements or any new offerings or services or that any enhancements or new offerings or services will be successful or cost effective. Even if we do introduce new offerings or services, we may experience a decline in revenue from our existing offerings that is not offset by revenue from the new offerings or services, and we may experience unintended negative effects from any modifications to our existing offerings, services, and features, including reduced client spend, diminished fill rates for client projects, errors and disruptions on our platforms, and customer dissatisfaction.
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
We offer an optional service to customers of our premium offerings where Lifted helps classify talent as employees of its subsidiaries or third-party staffing providers or as independent contractors. For clients of these services, subject to applicable law and the terms of our agreement with the client, we indemnify clients from misclassification risk and make certain warranties to the client, such as to compliance with applicable laws. In addition, we offer other premium offerings where we provide increased assistance to customers to find and contract with one another, which could increase employment-related risks. The failure of staffing providers that employ talent classified as employees to comply with all legal and tax requirements could adversely affect our business.
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
Artificial Intelligence
The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including in the areas of consumer protection, intellectual property, cybersecurity, privacy and data protection, legal responsibility for actions taken by an AI agent without a user’s explicit direction, and worker classification. Compliance with new and emerging laws, regulations, and industry standards relating to AI in the United States and internationally, such as U.S. state regulations and the E.U. AI Act, may impose significant operational costs and may limit our, our vendors’, or our customers’ ability to develop, deploy, or use existing or future AI technologies, products, and features. Furthermore, the interplay between AI laws and regulations and those governing data protection is complex, jurisdiction-specific, and continuing to evolve. Our use of data, including customer data, in connection with developing, training, or improving our AI technologies may be subject to evolving legal requirements and customer expectations, and any perceived or actual misuse of such data could result in reputational harm, reduced customer trust, regulatory scrutiny, or legal liability. As a result, our ability to adapt our existing platforms and offerings or develop new offerings, services, and features using AI may be limited or restricted, third-party providers of AI technologies may limit, restrict, or terminate our access to or use of their offerings or impose more restrictive terms, and demand for AI-related work may decline, which could adversely impact our business, operating results, and financial condition.
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
We have incurred net losses in the past, and as of December 31, 2024, we had an accumulated deficit of $78.5 million. While we were in a retained earnings position as of September 30, 2026, we have made, and expect to continue to make in the future, significant expenditures related to the development and expansion of our business, including the launch and ongoing development of Lifted. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. While our GSV and revenue have grown in recent years, we may not be able to sustain the same level of growth in future periods, or at all. For example, for the three and nine months ended September 30, 2026, GSV decreased 10% and 5%, respectively, as compared to the same periods in 2025 and total revenue decreased 8% and 3% for the three and nine months ended September 30, 2026, compared to the same periods in 2025. In addition, although our profitability has improved in recent periods, if our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to maintain profitability in future periods and the trading price of our common stock could decline.
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
In addition, we face evolving and sometimes conflicting regulatory requirements and stakeholder expectations concerning environmental, social, and governance matters and related disclosures. If our related data, processes, and reporting are incomplete or inaccurate, or if we fail to achieve progress with our stated goals on a timely basis, our business, operating results, and financial condition could be adversely impacted.
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
To support our growth and business strategy, such as developing new features or enhancements to our platforms and other workforce solutions and improving our infrastructure, we have made and expect to continue to make significant financial investments in our business. In addition, we may, from time to time, seek to acquire or strategically invest in other complementary products, technologies, or businesses, or repurchase outstanding shares of our common stock. For example, during the nine months ended September 30, 2026, we repurchased $109.7 million of our common stock under the Share Repurchase Authorizations. As of September 30, 2026, we had no remaining balance under the 2025 Share Repurchase Authorization and $254.3 million available under the 2026 Share Repurchase Authorization for repurchases of our common stock. We may need to engage in equity or debt financings to obtain the funds required for these investments, acquisitions, and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to those of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve additional restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions and strategic investments. If we are unable to obtain adequate financing on terms satisfactory to us or at all, our ability to continue to support our business growth and business strategy could be significantly impaired and our business, operating results, and financial condition may be adversely affected.
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
•repurchases by us of any of our outstanding shares of common stock;
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
During the nine months ended September 30, 2026, we repurchased and subsequently retired 8.3 million shares of our common stock for an aggregate amount of $109.7 million under the Share Repurchase Authorizations, and we had $254.3 million available for repurchases under the 2026 Share Repurchase Authorization as of September 30, 2026. The actual timing and amount of any repurchases under the 2026 Share Repurchase Authorization will depend on a variety of factors, including stock price, trading volume, market and business conditions, regulatory requirements, and other considerations, all of which may be impacted by factors outside of our control. The 2026 Share Repurchase Authorization could affect the trading price of our common stock, increase volatility, and diminish our cash and cash equivalents and marketable securities available to fund working capital, repayment of debt, capital expenditures, strategic acquisitions, investments, or business opportunities, and other general corporate purposes. The 2026 Share Repurchase Authorization may be suspended, terminated, or modified at any time for any reason, and we cannot guarantee that any share repurchase authorization will be fully consummated, or at all, or that any share repurchases will enhance long-term stockholder value.
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
In June 2026, we entered into the Credit Agreement providing the Revolving Credit Facility, which matures in June 2029. The Revolving Credit Facility is secured by liens on substantially all of our assets and those of our subsidiary guarantors, contains financial and other restrictive covenants, and bears interest at variable rates. As of September 30, 2026, we had no borrowings outstanding and $150.0 million of borrowing capacity available under the Revolving Credit Facility. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our stockholders and our business, operating results, and financial condition by, among other things:
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
There were no unregistered sales of equity securities during the three months ended September 30, 2026.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Insider Trading Arrangements
During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

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

UPWORK INC.

Date: November 2, 2026	By:	/s/ Hayden Brown
Hayden Brown
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2026	By:	/s/ Erica Gessert
Erica Gessert
Chief Financial Officer
(Principal Financial Officer)